Form 10-Q
period 2000-03-31
WEBSENSE INC
filed 2000-05-15
CIK 1098277

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______ TO _________.

                    COMMISSION FILE NUMBER _________________

                                 Websense, Inc.
             (EXACT NAME OF REGISTRANT AS SPECIFIED, IN ITS CHARTER)

         Delaware                                              51-0380839
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


                           10240 Sorrento Valley Road
                               San Diego, CA 92121
                                 (858) 320-8000
               (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER,
                        OF PRINCIPAL EXECUTIVE OFFICES)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. (1) YES [X] NO [ ] (2) YES [ ] NO [X]

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF MAY 1, 2000 WAS 19,508,987.

                                 WEBSENSE, INC.

                                TABLE OF CONTENTS

-------------------------------------------------------------------------------


                                                                                          Page
                                                                                          ----
    Part I.  Financial Information
    Item 1.    Financial Statements (unaudited)
               Balance Sheets as of March 31, 2000 and December 31, 1999                       3
               Statements of Operations for the three months ended March 31, 2000 and 1999     4
               Statement of Stockholders' Equity for the three months ended March 31, 2000     5
               Statements of Cash Flows for the three months ended March 31, 2000 and 1999     6
               Notes to Financial Statements                                                   7
    Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                  8
               Risks and Uncertainties                                                        12
    Item 3.    Quantitative and Qualitative Disclosures About Market Risk                     21

Part II.  Other Information
    Item 1.    Legal Proceedings                                                              21
    Item 2.    Changes in Securities and Use of Proceeds                                      21
    Item 3.    Defaults upon Senior Securities                                                22
    Item 4.    Submission of Matters to a Vote of Security Holders                            22
    Item 5.    Other Information                                                              23
    Item 6.    Exhibits and Reports on Form 8-K                                               23

Signatures                                                                                    24
Exhibit 27.1 Financial Data Schedule                                                          25


                                           WEBSENSE, INC.
                                           BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         March 31,     December 31,
                                                                           2000          1999
                                                                        -----------   ------------
                                                                         (unaudited)    (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents                                             $ 76,736       $ 10,735
   Accounts receivable, net of allowance for doubtful accounts of
     $206 at March 31, 2000 and $253 at December 31, 1999                   3,770          3,576
   Other current assets                                                       672            329
                                                                         --------       --------
        Total current assets                                               81,178         14,640

Property and equipment, net of accumulated depreciation of $1,281 at
     March 31, 2000 and $1,042 at December 31, 1999                         2,189          1,947
Deposits and other assets                                                     130            169
                                                                         --------       --------
Total assets                                                             $ 83,497       $ 16,756
                                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $    589       $    573
   Accrued payroll and related benefits                                       940            894
   Other accrued expenses                                                   1,330            557
   Current portion of deferred revenue                                      8,780          6,889
   Long-term debt, current portion                                            576            504
                                                                         --------       --------
        Total current liabilities                                          12,215          9,417

Long-term debt, less current portion                                          843            993
Deferred revenue, less current portion                                      5,270          4,704
                                                                         --------       --------
Total liabilities                                                          18,328         15,114
                                                                         --------       --------

STOCKHOLDERS' EQUITY:
 Convertible preferred Series A-par value $0.01; none and 3,705 shares authorized at March 31, 2000 and December 31, 1999, respectively; none and 3,704 shares issued and outstanding at March 31, 2000 and December 31, 1999,  respectively;
   liquidation preference of $0 and $6,000 at March 31, 2000 and
   December 31, 1999, respectively                                             --             37
 Convertible preferred Series B-par value $0.01; none and 3,333 shares authorized at March 31, 2000 and December 31, 1999, respectively; none and 3,333 issued and outstanding at
   March 31, 2000 and December 31, 1999, respectively;
   liquidation preference of $0 and $9,999 at March 31, 2000 and
   December 31, 1999                                                           --             33
 Common stock-par value $0.01; 100,000 and 92,962 shares
   authorized at March 31, 2000 and December 31, 1999, respectively;
   19,509 and 8,358 shares issued and outstanding at
   March 31, 2000 and December 31, 1999, respectively                         195             84
   Additional paid in capital                                              85,557         18,936
   Deferred compensation                                                   (2,911)        (2,585)
   Accumulated deficit                                                    (17,672)       (14,863)
                                                                         --------       --------
Total stockholders' equity                                                 65,169          1,642
                                                                         --------       --------
Total liabilities and stockholders' equity                               $ 83,497       $ 16,756
                                                                         ========       ========


See accompanying notes.

                                 WEBSENSE, INC.
                            STATEMENTS OF OPERATIONS
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         Three Months
                                                        Ended March 31,
                                                     2000              1999
                                                 -----------       -----------
Revenues:
   Subscriptions                                 $     2,963       $     1,198
   Other products and services                           162               469
                                                 -----------       -----------
        Total revenues                                 3,125             1,667
                                                 -----------       -----------
Cost of revenues:
   Subscriptions                                         472               172
   Other products and services                           147               351
                                                 -----------       -----------
        Total cost of revenues                           619               523
                                                 -----------       -----------
Gross margin                                           2,506             1,144
                                                 -----------       -----------
Operating expenses:
   Selling and marketing                               2,472               997
   Research and development                            1,577               761
   General and administrative                            737               869
   Amortization of stock-based compensation              633                43
                                                 -----------       -----------
        Total operating expenses                       5,419             2,670
                                                 -----------       -----------
Loss from operations                                  (2,913)           (1,526)

Interest income, net                                     104                16
                                                 -----------       -----------

Net loss                                         $    (2,809)      $    (1,510)
                                                 ===========       ===========

Basic and diluted net loss per share             $     (0.32)      $     (0.22)
                                                 ===========       ===========
Basic and diluted common shares                        8,891             7,021
                                                 ===========       ===========

See accompanying notes.

                                 WEBSENSE, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                          Convertible       Convertible
                                       Preferred Series A Preferred Series B  Common Stock
                                       ----------------- -----------------  -----------------
                                        Shares   Amount   Shares   Amount    Shares   Amount
                                       ----------------- -----------------  -----------------
Balance at December 31, 1999           3,704      $  37   3,333      $ 33    8,358     $  84
Issuance of common stock, net of
offering costs of $6,313                   -          -       -         -    4,000        40

Conversion of preferred to common
stock                                 (3,704)       (37) (3,333)      (33)   7,037        70
Issuance of common stock upon
exercise of options                        -          -       -         -       64         1
Issuance of common stock upon
exercise of warrant                        -          -       -         -       50         -
Deferred compensation
                                           -          -       -         -        -         -
Amortization of deferred compensation      -          -       -         -        -         -
Net loss                                   -          -       -         -        -         -
                                       ----------------- -----------------  -----------------
Balance at March 31, 2000                  -      $   -       -      $  -   19,509     $ 195
                                       ================= =================  =================


See accompanying notes.

                                 WEBSENSE, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    Additional
                                        Deferred      paid-in      Accumulated       Total stockholders'
                                       compensation   capital        deficit           equity
                                       ------------ -----------  ----------------    ----------------
Balance at December 31, 1999            $  (2,585)  $   18,936  $       (14,863)      $     1,642
Issuance of common stock, net of
offering costs of $6,313                        -       65,647                -            65,687

Conversion of preferred to common
stock                                           -            -                -                 -
Issuance of common stock upon
exercise of options                             -           13                -                14
Issuance of common stock upon
exercise of warrant                             -            2                -                 2
Deferred compensation                        (959)         959                -                 -
Amortization of deferred compensation
                                              633            -                -               633
Net loss                                        -            -           (2,809)           (2,809)
                                        ---------   ----------    -------------       -----------
Balance at March 31, 2000               $  (2,911)  $   85,557    $     (17,672)      $    65,169
                                        =========   ==========    =============       ===========

See accompanying notes.

                                 WEBSENSE, INC.
                            STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                           March 31,
                                                                      2000          1999
                                                                   --------       --------
OPERATING ACTIVITIES:
Net loss                                                           $ (2,809)      $ (1,510)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation                                                         240             97
   Issuance of common stock options and warrants for services            --             81
   Deferred revenue                                                   2,457          1,933
   Amortization of deferred compensation                                633             43
Changes in operating assets and liabilities:
   Accounts receivable                                                 (194)          (856)
   Other current assets                                                (343)           (36)
   Accounts payable                                                      17             43
   Accrued payroll and related benefits                                  46             61
   Other accrued expenses                                               773             21
                                                                   --------       --------
Net cash provided by (used in) operating activities                     820           (123)
                                                                   --------       --------
INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                           (482)          (224)
   Deposits and other assets                                            (43)            --
                                                                   --------       --------
Net cash used in investing activities                                  (525)          (224)
                                                                   --------       --------
FINANCING ACTIVITIES:
   Repayments on notes payable                                          (78)           (48)
   Proceeds from issuance of Series B preferred stock                    --            (15)
   Net proceeds from issuance of common stock                        65,768             --
   Proceeds from exercise of stock options                               14              9
   Proceeds from exercise of warrant                                      2             --
                                                                   --------       --------
Net cash provided by (used in) financing activities                  65,706            (54)
                                                                   --------       --------
Increase in cash and cash equivalents                                66,001           (401)

Cash and cash equivalents at beginning of period                     10,735          1,753
                                                                   --------       --------

Cash and cash equivalents at end of period                         $ 76,736       $  1,352
                                                                   ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                      $     36       $     10
                                                                   ========       ========
Accrued offering costs in 1999                                     $     --       $     81
                                                                   ========       ========
Increase in deferred compensation                                  $    959       $    400
                                                                   ========       ========

 See accompanying notes.

                                 WEBSENSE, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

        The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the results of the interim periods presented.

        These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, included in Websense, Inc.'s Registration Statement on Form S-1 reported to the Securities and Exchange Commission. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results which may be expected for any other interim period or for the year ended December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        Certain reclassifications have been made to conform prior years' data to the current period presentation.

2.  Initial Public Offering

        On March 28, 2000, we completed our initial public offering, IPO, for the sale of 4,000,000 shares of common stock at a price to the public of $18 per share, which resulted in net proceeds of $65.7 million after payment of the underwriters' commissions and deductions of offering expenses. Simultaneously with the closing of the initial public offering, all of the convertible preferred stock was automatically converted into an aggregate of 7,037,036 shares of common stock.

3.  Net Income (Loss) Per Share

        We compute net loss per share in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.

 4. Amortization of Deferred Compensation

        For the quarters ended March 31, 2000 and 1999 we recorded $633,000 and $43,000, respectively, of amortization for stock-based compensation. The allocation of the expense by operating expense category is as follows:

                                                        March 31,
                                                    2000          1999
                                                 ---------      --------
                   Selling and marketing          $186,000     $ 13,000
                   Research and development        119,000       15,000
                   General and administrative      328,000       15,000
                                                 ---------      --------
                   Total deferred compensation   $ 633,000      $43,000
                                                 =========      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risks and Uncertainties" below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

OVERVIEW

We provide employee Internet management solutions that enable businesses to monitor, report and manage how their employees use the Internet. Our Websense Enterprise solution supports an organization's efforts to improve employee productivity, conserve network bandwidth and mitigate potential legal liability. We were founded in 1994 as NetPartners Internet Solutions, a reseller of computer network security solutions and related services. In 1996, we released our first software product, Websense Internet Screening System. Since that time, we have refocused our business on developing and selling employee Internet management solutions, and no longer focus on software reselling and services business.

In 1999, we changed our name to Websense, Inc. and completed our change in business strategy. In the same year, we expanded our senior management team, raised approximately $9.8 million in a private round of financing and further strengthened indirect sales channels and business relationships. In December 1999, we released an enhanced and redesigned version of the Websense Enterprise solution. We currently derive a substantial majority of our revenues from subscriptions to this solution and expect this trend to continue in the future. When a purchase decision is made, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. Upon entering into the subscription agreement, we promptly invoice customers for their subscriptions. Generally, payment is due for the full term of the subscription within 30 days of the invoice. We recognize revenue on a straight-line basis over the term of the subscription agreement. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers must resubscribe at our then current rates to continue using Websense Enterprise. Our revenue is significantly influenced by subscription renewals, and a decrease in subscription renewals could negatively impact our revenue.

We also derive revenues from professional services for the implementation of our solution and from resale of hardware and software. We recognize revenues for these services and products upon their completion or delivery. These revenues declined significantly in the first quarter of 2000 due to the shift in business strategy. We expect these revenues to remain relatively constant in dollar volume and to continue to decline as a percent of total revenues for the foreseeable future.

In the first quarter of 2000, we derived 29 percent of revenues from international sales. We plan to expand our international operations, particularly in selected countries in the European and Asia Pacific markets, because we believe international markets represent a significant growth opportunity.

We currently sell solutions through indirect and direct channels; however, our strategy is to increasingly rely on indirect sales channels. Domestically, we sell solutions through more than 350 Value Added Resellers, or VARs, and through our direct sales force. Internationally, we distribute Websense Enterprise through more than 100 distributors and resellers in over 50 countries who resell our solution through VARs and their resellers. In addition, we leverage the sales and marketing capabilities of the original equipment manufacturers ("OEM"), and other key providers of complementary hardware and software products.

Because we derive revenues from subscription fees, we do not recognize the entire amount of subscription fees received in the month the subscription agreements are executed. However, we recognize operating expenses as they are incurred. Operating expenses have increased more rapidly than revenues in recent periods due to expanded selling and marketing efforts and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in subsequent periods.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain income data for the period indicated.

                                                         Three Months Ended
                                                            March 31,
                                                        2000        1999
                                                       ------       ------
          Revenues:
             Subscriptions                                95%         72%
             Other products and services                   5%         28%
                                                       ------       ------
                  Total revenues                          100%        100%
                                                       ______       ______
          Cost of revenues:
             Subscriptions                                15%         10%
             Other products and services                   5%         21%
                                                       ------       ------
                  Total cost of revenues                  20%         31%
                                                       ______       ______
          Gross margin                                    80%         69%
                                                       ______       ______
          Operating expenses:
             Selling and marketing                        79%         60%
             Research and development                     50%         46%
             General and administrative                   24%         52%
             Amortization of stock-based compensation     20%          3%
                                                       ------       ------
                  Total operating expenses                173%        161%
                                                       _______      ______
          Loss from operations                           (93%)       (92%)
          Interest income, net                             3%          1%
                                                       ------       ------
          Net loss                                       (90%)       (91%)
                                                       ======       =====

REVENUES

Subscriptions. Subscription revenue increased $1.8 million, or 147 percent, to $3.0 million in the quarter ended March 31, 2000, from $1.2 million in the same period in 1999. Subscription revenue accounted for 95 percent of total revenues in the first quarter of 2000 compared to 72 percent in 1999. The increase in subscription revenue in the first quarter was due primarily to subscriptions from new customers and renewals by existing customers. In addition, we experienced increased market acceptance of Websense Enterprise products which contributed to the increases in subscription revenues from new customers.

Other products and services. Other products and services revenue decreased $307,000, or 65 percent, to $162,000 in the first quarter of 2000 representing a decrease as a percentage of total revenues from 28 percent to 5 percent. The decrease is consistent with the strategy that has transformed Websense from a network security services organization and reseller of third party security software to a provider of Websense Enterprise, a subscription-based EIM solution.

COST OF REVENUES

Cost of subscriptions. Cost of subscriptions consists of the costs of Web site review, technical support and infrastructure costs associated with maintaining our database. Cost of subscriptions increased $300,000, or 174 percent, to $472,000 in the quarter ended March 31, 2000, from $172,000 in the comparable period in 1999. Cost of subscriptions as a percentage of subscription revenue increased to 16 percent in the first quarter of 2000 from 14 percent in the quarter ended March 31, 1999.

Cost of other products and services. Cost of other products and services consists primarily of the software and hardware that we resell and the salaries and benefits of professional services personnel. Cost of other products and services decreased $204,000, or 58 percent, to $147,000 in the quarter ended March 31, 2000, from $351,000 in the same period in 1999. The decrease was due to the shift in focus away from reselling hardware and software. Cost of other products and services as a percentage of products and services revenue increased to 91 percent in the first quarter of 2000 from 75 percent in the quarter ended March 31, 1999 primarily due to ongoing costs related to maintenance agreements.

GROSS MARGIN

Gross margin was $2.5 million or 80 percent of revenues for the quarter ended March 31, 2000 compared to $1.1 million or 69 percent of revenues for the comparable quarter in 1999. The increase in gross margin is due to the shift of concentration from resale of hardware and services to subscription sales, which generate a higher gross margin.

OPERATING EXPENSES

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, advertising, promotions and travel. Selling and marketing expenses increased $1.5 million, or 148 percent, to $2.5 million in the first quarter of 2000, from $997,000 in the same period in 1999. The increase in selling and marketing expenses in the first quarter was primarily due to increases in headcount and promotional expenses, and was partially offset by a decrease in advertising expenses. We expect selling and marketing expenses to increase as more personnel are added to support the expanding selling and marketing efforts.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, facilities costs and equipment depreciation. Research and development expenses increased $816,000, or 107 percent, to $1.6 million in the quarter ended March 31, 2000 from $761,000 in the same period in 1999. The increase in research and development expenses was primarily a result of increased development efforts and enhancements to Websense Enterprise.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for executive and administrative personnel, third party professional service fees and allocated facilities and depreciation expenses. General and administrative expenses decreased $132,000, or 15 percent, to $737,000 in the first quarter of 2000 from $869,000 in the comparable period in 1999. The decrease in general and administrative expenses in the first quarter of 2000 is primarily due to non-recurring charges in first quarter 1999 which consisted of an additional allowance for doubtful accounts and compensation expenses for consultants. We expect general and administrative expenses to increase in the future, reflecting growth in operations and increased expenses associated with being a public company.

Amortization of stock-based compensation. We recognized $633,000 of stock-based compensation expense in the first quarter in 2000, compared to $43,000 in the comparable quarter in 1999 relating to the amortization of deferred compensation, an increase of $590,000, or 1,372 percent. The increase in the amortization expense is primarily due to the large number of option grants which occurred after the first quarter of 1999 for which deferred compensation was recorded.

Interest Income (Expense), Net

Net interest income increased $88,000, or 550 percent, to $104,000 in the quarter ended March 31, 2000 from $16,000 in the same period in 1999. This increase is primarily due to the proceeds from Series B financing being invested in June of 1999, and is partially offset by $36,000 of interest expense paid to Silicon Valley Bank on various notes payable.

Net Loss

Net loss increased $1.3 million, or 86 percent, to $2.8 million (or $0.32 loss per share) in the first quarter of 2000 from $1.5 million (or $0.22 loss per share) in the quarter ended March 31, 1999. This increase is due to an overall increase of operating expenses of $2.7 million, or 103 percent, which is primarily from an increase in employees due to growth in operations and the $590,000 increase in amortization of stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

On March 28, 2000, we completed our initial public offering for the sale of 4,000,000 shares of common stock at a price to the public of $18 per share, which resulted in net proceeds of $67.0 million after payment of the underwriters' commissions but before the deduction of $1.3 million of offering expenses. As of March 31, 2000, we had cash and cash equivalents of $76.7 million, an accumulated deficit of $17.7 million and $1.4 million of long-term debt, of which $576,000 is current.

Net cash provided by operating activities was $820,000 in the quarter ended March 31, 2000 compared to net cash used in operating activities of $123,000 in the quarter ended March 31, 1999. In the quarter ended March 31, 2000, the net cash provided by operations reflects a net loss before depreciation and amortization of $1.9 million and an increase in accounts receivable of $194,000, partially offset by an increase in deferred revenue of $2.5 million and an increase in other accrued expenses of $773,000.

Net cash used in investing activities was $525,000 in the quarter ended March 31, 2000 compared to $224,000 in the quarter ended March 31, 1999. Net cash used in investing activities consisted primarily of capital expenditures, related to investments in computer equipment and facilities, which were required to support business expansion.

Net cash provided by financing activities was $65.7 million in the quarter ended March 31, 2000 compared to net cash used in financing activities of $54,000 in the quarter ended March 31, 1999. The increase is due to the proceeds from our IPO. As of March 31, 2000, we had various notes to Silicon Valley Bank totaling $1.4 million which accrued interest at the bank's floating prime rate plus 0.25 percent. As of April 25, 2000, this debt was repaid in its entirety to Silicon Valley Bank.

RISKS AND UNCERTAINTIES

You should carefully consider the following information in addition to other information in this quarterly report before you decide to purchase our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. If any of these or other risks actually occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a history of losses and, because we expect our operating expenses to increase in the future, we may never become profitable.

We have experienced net losses in each of the last 13 fiscal quarters, and as of March 31, 2000, we had an accumulated deficit of $17.7 million. We incurred net losses of $5.6 million for the year ended December 31, 1998 and $9.3 million for the year ended December 31, 1999. We expect to continue to incur significant net losses for the foreseeable future. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:

      o expand our domestic and international selling and marketing activities;
      o increase our research and development efforts to upgrade our existing products and develop new products and technologies;
      o     develop and expand our proprietary database and systems;
      o upgrade our operational and financial systems, procedures and controls;
      o hire additional personnel, including additional engineers and other technical staff; and
      o     assume the responsibilities of being a public company.

We will need to significantly increase our revenues to achieve and maintain profitability. If we fail to increase revenues from subscription fees to Websense Enterprise, we will continue to experience losses indefinitely. We may not be able to achieve or maintain profitability. We also may fail to accurately estimate and assess our increased operating expenses as we grow. If our operating expenses exceed our expectations, our financial performance will be adversely affected, which could cause the price of our common stock to decline.

We are an early-stage company with an unproven business model, which makes it difficult to evaluate our current business and future prospects.

We have only a limited operating history upon which to base an evaluation of our current business and future prospects. We began offering our employee Internet management software in September 1996, but only since May 1998, when we released our first version of Websense Enterprise as a significant enhancement to our original product, have we directed a majority of our focus on this market. We introduced the most recent version of Websense Enterprise in December 1999. As a result, the revenue and income potential of our business and our market are unproven. In addition, we have very limited historical data with respect to subscription renewals because we sell subscriptions that range from one to three years in length and have only been selling Websense Enterprise for less than two years. Further, because of our limited operating history and because the market for employee Internet management products is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing, you should consider an investment in our stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Because we expect to derive substantially all of our future revenue from subscription fees for Websense Enterprise, any failure of this product to satisfy customer demands or to achieve more widespread market acceptance will seriously harm our business.

Substantially all of our revenues come from subscriptions for Websense Enterprise, and we expect this trend will continue for the foreseeable future. Subscription revenues accounted for approximately 83 percent of our total revenues in 1999 and approximately 36 percent in 1998. As a result, if for any reason revenues from Websense Enterprise decline or do not grow as rapidly as we anticipate, our operating results and our business will be significantly impaired. If Websense Enterprise fails to meet the needs of our target customers, or if it does not compare favorably in price and performance to competing products, our growth will be limited. We cannot assure you that Websense Enterprise will achieve continued market acceptance. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of Websense Enterprise. We cannot assure you, however, that we will be successful in achieving market acceptance of any new products that we develop or of enhanced versions of Websense Enterprise. Any failure or delay in diversifying our existing offerings could harm our business, results of operations and financial condition.

The market for employee Internet management products is emerging, and if we are not successful in promoting awareness of the need for Websense Enterprise and of our Websense brand, our growth may be limited.

Based on our experience with potential customers, we believe that many corporations are unaware of the existence or scope of problems caused by employee misuse of the Internet. In addition, there may be a time-limited opportunity to achieve and maintain a significant share of the market for employee Internet management products due in part to the emerging nature of this market and the substantial resources available to our existing and potential competitors. We intend to commit approximately $3.0 million of our marketing communications resources in 2000 to promote awareness of the problems caused by employee misuse of Internet access in the workplace, but we cannot assure you that we will be successful in this effort. If employers do not recognize or acknowledge these problems, then the market for Websense Enterprise may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of our Websense brand is critical to achieving widespread acceptance of our existing and future employee Internet management products. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our Websense brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. If we fail to successfully promote our Websense brand, or if our expenses to promote and maintain our Websense brand are greater than anticipated, our results of operations and financial condition could suffer.

We must develop and expand our indirect sales channels to increase revenue and improve our operating results.

We currently sell our products both indirectly and directly; however, we intend to rely increasingly on our indirect sales channels. We depend on our indirect sales channels, including value-added resellers, distributors, original equipment manufacturers and Internet service providers, to offer Websense Enterprise to a larger customer base than we can reach through our direct sales efforts. We will need to expand our existing relationships and enter into new relationships to increase our current and future market share and revenue. We cannot assure you that we will be able to maintain and expand our existing relationships or enter into new relationships, or that any new relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing relationships or enter into new relationships, we would lose customer introductions and co-marketing benefits and our operating results could suffer.

Our reliance on indirect sales channels could result in reduced revenue growth because we have little control over our value-added resellers, distributors and original equipment manufacturers.

Our indirect sales channels accounted for approximately 70 percent of our total revenues in 1999. We anticipate that sales from our various indirect sales channels, including value-added resellers, distributors, original equipment manufacturers, Internet service providers and others, will account for an increasing percentage of our total revenues in future periods. None of these parties is obligated to continue selling our products or to make any purchases from us. Our ability to generate increased revenue depends significantly upon the ability and willingness of our indirect sales channels to market and sell our products to organizations worldwide. If they are unsuccessful in their efforts, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Many of our indirect sales channels also market and sell products that compete with Websense Enterprise. We may not be able to prevent these parties from devoting greater resources to support our competitors' products.

We face increasing competition from better established companies that may have significantly greater resources, which could prevent us from increasing revenue or achieving profitability.

The market for our products is intensely competitive and is likely to become even more so in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of Websense Enterprise to achieve or maintain more widespread market acceptance, any of which would have a material adverse effect on our business, results of operations and financial condition. Our current principal competitors include:

      o companies offering network filtering products, such as JSB Software Technologies plc., N2H2 Incorporated, Secure Computing Corporation and Symantec Corporation;

      o companies offering network reporting products, such as Telemate Net Software, Inc. and WebTrends Corporation; and

      o companies offering client-based software filtering products, such as The Learning Company and Log-On Data Corporation.

We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle employee Internet management products with their products. We also compete against, and expect increased competition from, traditional network management software developers and Web management service providers. Many of our current and potential competitors enjoy substantial competitive advantages, such as:

      o     greater name recognition and larger marketing budgets and resources;

      o established marketing relationships and access to larger customer bases; and

      o     substantially greater financial, technical and other resources.

As a result, they may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

Our future growth depends on our existing customers renewing and purchasing additional subscriptions to Websense Enterprise.

Our future success depends on achieving substantial revenue from customer renewals for subscriptions to Websense Enterprise. Subscriptions for Websense Enterprise typically have a duration of 12, 24 or 36 months. Our customers have no obligation to renew their subscriptions upon expiration. We cannot assure you that we will generate significant revenue from renewals. In order to maintain our revenues we must continue to sell renewal subscriptions.

Our future success also depends on our ability to sell subscriptions to existing customers for additional employees within their respective organizations. We believe that approximately 14 percent of our customers' employees are covered by Websense Enterprise. As a result, to increase our revenues we must sell our existing customers additional subscriptions for Websense Enterprise to get greater coverage of their workforces. This may require increasingly sophisticated sales efforts targeting senior management and other management personnel associated with our customers' Internet infrastructure.

Our database categories and our process for classifying web sites within those categories are subjective, and we may not be able to categorize web sites in accordance with our customers' expectations.

We may not succeed in accurately categorizing Internet content to meet our customers' expectations. We rely upon a combination of automated filtering technology and human review to categorize Web sites in our proprietary database. Our customers may not agree with our determinations that particular Web sites should be included or not included in specific categories of our database. In addition, it is possible that our filtering processes may place objectionable material in categories that are generally unrestricted by our users' Internet access policies, which could result in employees having access to such material in the workplace. Any miscategorization could result in customer dissatisfaction and harm our reputation. Furthermore, we select our categories based on Web site content we believe employers want to manage. We may not now, or in the future, succeed in properly identifying the categories of Web site content that employers want to manage. Any failure to effectively categorize and filter Web sites according to our customers' expectations will impair the growth of our business and our efforts to increase brand acceptance.

Our database may fail to keep pace with the rapid growth and technological change of the Internet.

The success of Websense Enterprise depends on the breadth and accuracy of our database. Although our database currently catalogs more than 1 million Web sites, it contains only a fraction of the material available on the Internet. In addition, the total number of Web sites is growing rapidly, and we expect this rapid growth rate to continue in the future. We cannot assure you that our database and database technologies will be able to keep pace with the growth in the number of Web sites, especially the growing number of Web sites containing foreign languages. Further, the ongoing evolution of the Internet will require us to continually improve the functionality, features and reliability of our database. Because Websense Enterprise can only manage access to Web sites included in our database, if our database does not contain a meaningful portion of relevant Web sites, the effectiveness of Websense Enterprise will be significantly diminished. Any failure of our database to keep pace with the rapid growth and technological change of the Internet will impair the market acceptance of Websense Enterprise, which in turn will harm our business, results of operations and financial condition.

Our recent growth has strained our existing personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

We are currently experiencing a period of rapid growth in our operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our senior management to manage growth effectively. This will require us to hire and train additional personnel to manage our expanding operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we will be unable to execute our business plan.

If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

We may acquire or make investments in complementary companies, services and technologies in the future. We have not made any acquisitions or investments to date, and therefore our ability as an organization to make acquisitions or investments is unproven.

      Acquisitions and investments involve numerous risks, including:

      o difficulties in integrating operations, technologies, services and personnel;

      o diversion of financial and management resources from existing operations;

      o     risk of entering new markets;

      o     potential loss of key employees; and

      o inability to generate sufficient revenues to offset acquisition or investment costs.

In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key management and development personnel. In particular, we rely on John B. Carrington, our President, Chief Executive Officer and Chairman. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products and technologies. We do not have employment agreements with a majority of our executive officers, key management or development personnel and, therefore, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, results of operations and financial condition. We cannot assure you that in such an event we would be able to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

Our management team was only recently formed, and our success depends on its ability to work together effectively.

We hired Mr. Carrington in May 1999 and Douglas C. Wride, our Chief Financial Officer, in June 1999. In addition, a majority of our management team has joined us in the last 18 months. Our future success depends on the integration of this management team and its ability to work together effectively. If our management team fails to work together effectively, our business could be harmed.

Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth.

To execute our growth plan, we must attract and retain highly qualified personnel. We need to hire additional personnel in virtually all operational areas, including selling and marketing, research and development, operations and technical support, customer service and administration. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related products. We cannot assure you that we will be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Sales to customers outside the United States have accounted for a significant portion of our revenue, and we expect this trend to continue, which exposes us to risks inherent in international sales.

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 21 percent of our revenue in the year ended 1999. As a key component of our business strategy, we intend to expand our international sales. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:


      o     dependence on foreign distributors and their sales channels;

      o the ability of our Websense Enterprise products to properly categorize and filter Web sites containing foreign languages;

      o     laws and business practices favoring foreign competitors;

      o compliance with multiple, conflicting and changing governmental laws and regulations, including tax laws and regulations;

      o longer accounts receivable payment cycles and other collection difficulties; and

      o     regional economic and political conditions.

Such factors could have a material adverse effect on our future international sales. Any reduction in international sales, or our failure to further develop our international distribution channels, could have a material adverse effect on our business, results of operations and financial condition. Our international revenue is currently denominated in U.S. dollars. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make Websense Enterprise more expensive for international customers, which could harm our business. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuation.

Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.

Our quarterly operating results have varied significantly in the past, and will likely vary in the future as the result of fluctuations in our operating expenses. We expect that our operating expenses will increase substantially in the future as we expand our selling and marketing activities, increase our research and development efforts and hire additional personnel. In addition, our operating expenses historically have fluctuated, and may continue to fluctuate in the future, as the result of the factors described below and elsewhere in this quarterly report:

      o concentration of marketing expenses for activities such as trade shows and advertising campaigns;

      o a concentration of general and administrative expenses, such as recruiting expenses and professional services fees; and

      o     a concentration of research and development costs.

As a result, it is possible that in some future periods, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

Because we recognize revenue from subscriptions for Websense Enterprise ratably over the term of the subscription, downturns in sales may not be immediately reflected in our revenues.

We expect that a substantial majority of our future revenues will come from subscriptions to Websense Enterprise. Upon execution of a subscription agreement, we invoice our customers for the full term of the subscription agreement. We then recognize revenue from customers over the terms of their subscription agreements which generally have a duration of 12, 24 or 36 months. As a result, a majority of revenues we report in each quarter is deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this deferred revenue, the revenues we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of Websense Enterprise.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and establish our Websense brand.

Intellectual property is critical to our success, and we rely upon trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our Websense brand. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. We currently have no issued patents and may be unable to obtain patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as United States laws, and mechanisms for enforcement of intellectual property rights may be inadequate. As a result, we cannot assure you that our means of protecting our proprietary technology and brands will be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.

We may be sued by third parties for alleged infringement of their proprietary rights.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technologies and products may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from executing our business plan.

We may not be able to develop acceptable new products or enhancements to our existing products at a rate required by our rapidly changing market.

Our future success depends on our ability to develop new products or enhancements to our existing products that keep pace with rapid technological developments and that address the changing needs of our customers. Although Websense Enterprise is designed to operate with a variety of network hardware and software platforms, we will need to continuously modify and enhance Websense Enterprise to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing such products or timely introducing them to the market. In addition, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. The failure of our products to operate effectively with the existing and future network platforms and technologies will limit or reduce the market for our products, result in customer dissatisfaction and seriously harm our business, results of operations and financial condition.

Other vendors may develop products similar to ours for incorporation into their hardware or software, and thereby reduce demand for Websense Enterprise.

In the future, vendors of Internet-related hardware and software may enhance their products or develop separate products that include functions that are currently provided by Websense Enterprise. If employee Internet management functions become standard features of Internet-related hardware or software, the demand for Websense Enterprise will decrease. Furthermore, even if Websense Enterprise provides greater functionality and is more effective than the products offered by vendors of Internet-related hardware or software, potential customers might accept this limited functionality in lieu of purchasing our Websense Enterprise.

Our systems may be vulnerable to security risks or service disruptions that could harm our business.

Our servers are vulnerable to physical or electronic break-ins and service disruptions, which could lead to interruptions, delays, loss of data or the inability to process customer requests. Such events could be very expensive to remedy, could damage our reputation and could discourage existing and potential customers from using our products. We may experience break-ins in the future. Any such events could substantially harm our business, results of operations and financial condition.

Because our products are complex and are deployed in a wide variety of complex network environments, they may have errors or defects that users identify after deployment, which could harm our reputation and our business.

Products as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of Websense Enterprise, and we may find such errors in the future. The occurrence of errors could adversely affect sales of our products, divert the attention of engineering personnel from our product development efforts and cause significant customer relations problems.

Evolving regulation of the Internet may affect us adversely.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. Such regulation is likely in the areas of user privacy, pricing, content and quality of products and services. Taxation of Internet use or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Laws and regulations applying to the solicitation, collection or processing of personal or consumer information could affect our activities. Furthermore, any regulation imposing fees for Internet use could result in a decline in the use of the Internet and the viability of Internet commerce, which could have a material adverse effect on our business, results of operations and financial condition.

The success of our business depends on the continued growth and acceptance of the Internet as a business tool.

Expansion in the sales of Websense Enterprise depends on the continued acceptance of the Internet as a communications and commerce platform for enterprises. The Internet may not prove to be a viable commercial medium due to inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development of complementary products, such as high-speed modems. Additionally, the Internet could lose its viability as a business tool due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality-of-service. If the Internet does not continue to become a widespread communications medium and commercial platform, the demand for Websense Enterprise could be significantly reduced, which could have a material adverse effect on our business, results of operations and financial condition.

Our products create risks of potential negative publicity and legal liability.

Because customers rely on Websense Enterprise to provide employee Internet management, any significant defects or errors in our products may result in negative publicity or legal claims. Negative publicity or legal claims could seriously harm our business, results of operations and financial condition. In addition, Websense Enterprise's capability to report Internet data retrieval requests and the workstations from which they originated may result in negative publicity or legal claims based on potential privacy violations.

Our executive officers, directors and principal stockholders own a large percentage of our voting stock and could delay or prevent a change in our corporate control or other matters requiring stockholder approval, even if favored by our other stockholders.

Our executive officers, directors and principal stockholders, and their respective affiliates, beneficially own approximately 75 percent of our outstanding common stock. These stockholders, if acting together, would be able to control substantially all matters requiring approval by our stockholders, including the election of all directors and approval of significant corporate transactions.

Because our operating expenses exceed our cash flow from operations, we may need to raise additional funds in the future, which funds may not be available on acceptable terms or at all.

We expect that our operating expenses will increase substantially over at least the next 12 months. In addition, we may experience a material decrease in liquidity due to unforeseen capital requirements or other events and uncertainties. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our software applications or database, execute on our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, results of operations and financial condition.

We may seek to raise additional funds, and additional funding may be dilutive to stockholders or impose operational restrictions.

An additional equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

Our common stock may not develop an active, liquid trading market.

We only recently completed our initial public offering. Prior to this offering, there was no public market for our common stock. We cannot predict whether an active trading market in our common stock will develop or how liquid that market may become.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

      o announcements of technological innovations or new products or services by our competitors;

      o demand for Websense Enterprise, including fluctuations in subscription renewals;

      o     fluctuations in revenues from our indirect sales channels;

      o     changes in the pricing policies of our competitors; and

      o     changes in government regulations.

In addition, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to:

      o announcements of technological innovations or new products or services by us;

      o     changes in our pricing policies;

      o     quarterly variations in our operating expenses; and

      o our technological capabilities to accommodate the future growth in our operations or our customers.

Further, the stock market has experienced significant price and volume fluctuations that have particularly affected the market price of the stock of many Internet-related companies, and that often have been unrelated or disproportionate to the operating performance of these companies. A number of publicly traded Internet-related companies have current market prices below their initial public offering prices. Market fluctuations such as these may seriously harm the market price of our common stock. In the past, securities class action suits have been filed following periods of market volatility in the price of a company's securities. If such an action was instituted, we would incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, results of operations and financial condition.

It may be difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

Some provisions of our certificate of incorporation and bylaws, as well as some provisions of Delaware law, may discourage, delay or prevent third parties from acquiring us, even if doing so would be beneficial to our stockholders. For example, our certificate of incorporation provides for a classified board, with each board member serving a staggered three-year term. It also provides that stockholders may not fill board vacancies, call stockholder meetings or act by written consent. Our bylaws further provide that advance written notice is required prior to stockholder proposals. Each of these provisions makes it more difficult for stockholders to obtain control of our board or initiate actions that are opposed by the then current board. Additionally, we have authorized preferred stock that is undesignated, making it possible for the board to issue preferred stock with voting or other rights and preferences that could impede the success of any attempted change of control. Delaware law also could make it more difficult for a third party to acquire us.
Section 203 of the Delaware General Corporation Law may have an anti-takeover effect with respect to transactions not approved in advance by our board, including discouraging attempts that might result in a premium over the market price of the shares of common stock held by our stockholders.

Future sales of our common stock may cause our stock price to decline.

The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market or the perception that such sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We do not intend to pay dividends.

Since we terminated our election to be treated as an "S" corporation in January 1998, we have not declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund growth and, therefore, do not expect to pay any dividends in the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our long-term debt arrangements and, secondarily, our investments in cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2000.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

No events occurred during the quarter covered by this Quarterly Report that would require response to this item.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b)  Not applicable.

(c) During the three months ended March 31, 2000, following the exercise of options to purchase shares of common stock that had been granted under the 1998 Equity Incentive Plan by 14 officers and employees, we issued an aggregate of 64,074 shares of common stock for an aggregate purchase price of approximately $14,000. All of such sales of common stock were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701.

On February 11, 2000, the board of directors approved the issuance of options to purchase 65,000 shares of our common stock at an exercise price of $7.00 per share and options to purchase 172,000 shares of our common stock at an exercise price of $8.50 per share.

On February 4, 2000, we issued 50,000 shares of common stock to Alps System Integration Co. Ltd. pursuant to the exercise of a warrant granted to Alps on April 15, 1999 at an exercise price of $0.05 per share. The issuance of these shares was made pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(2).

On March 24, 2000, we granted options to purchase an aggregate of 87,500 shares of our common stock at an exercise price of $8.50 per share under our 1998 Equity Incentive Plan to certain of our directors, officers and employees. The issuance of these options was made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701.

(d) On March 28, 2000, we completed an initial public offering of our common stock, $0.01 par value. The managing underwriters of the IPO were Chase Securities Inc., SG Cowen Securities Corporation and Wit SoundView Corporation. The shares of common stock sold in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-1, Registration No. 333-95619 that was declared effective by the Securities Exchange Commission on March 27, 2000. All 4,000,000 shares of common stock were sold at a price of $18.00 per share, which resulted in an aggregate offering amount of $72.0 million. In connection with the IPO, we paid an aggregate of $5.0 million in underwriting discounts and commissions to the underwriters. In addition, the following table sets forth all estimated expenses incurred in connection with the IPO through March 31, 2000, other than underwriting discounts and commissions.

              SEC Registration Fee                                     $   42,000
              NASD Filing Fee                                               8,000
              Nasdaq National Market Entry Fee                             95,000
              Accounting Fees and Expenses                                233,000
              Legal Fees and Expenses                                     515,000
              Printing and Engraving Expenses                             216,000
              Miscellaneous                                               164,000
                                                                       ----------
              Total Expenses                                           $1,273,000
                                                                       ==========

After deducting the underwriting discounts and commissions and the offering expenses described above, we received net proceeds from the IPO of approximately $65.7 million. As of March 31, 2000, we had not used any of the net proceeds from the IPO and had used our existing cash balances to fund our operations. We intend to use the proceeds for the purposes described in our Form S-1, including selling and marketing expenses, research and development, development and expansion of our database technologies and systems, infrastructure and support improvements, capital expenditures and the remainder for general corporate purposes. We did not pay any of the net proceeds of the IPO directly or indirectly to any director, officer, or persons owning 10 percent or more of our stock or affiliate.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

No events occurred during the quarter covered by this Quarterly Report that would require response to this item.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 11, 2000, we held an annual meeting of stockholders at which our stockholders, represented by 7,683,123 shares out of 8,357,700 shares of common stock outstanding and by 6,346,419 shares out of 7,037,036 shares of preferred stock outstanding, (i) elected John B. Carrington, Robert J. Loarie, Bruce T. Coleman, John C. Stiska, Donald B. Milder and Gary E. Sutton to serve as directors until the next annual meeting of stockholders and (ii) ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2000. No stockholder voted against, withheld or abstained from voting for any of the director nominees or the ratification of Ernst & Young LLP as our independent auditors.

On February 22, 2000, pursuant to a written consent of stockholders, our stockholders, represented by 7,586,207 shares out of 8,357,700 shares of common stock outstanding and by 6,346,419 shares out of 7,037,036 shares of preferred stock outstanding, (i) authorized our 2000 Stock Incentive Plan and reserved 4,500,000 shares of common stock for issuance under this Plan, (ii) authorized our 2000 Employee Stock Purchase Plan and reserved 250,000 shares of common stock for issuance under this Plan, (iii) authorized our Amended and Restated Certificate of

Incorporation, (iv) authorized our Restated Bylaws and (v) approved a form of Indemnification Agreement and authorized us to enter into the Indemnification Agreement with each of our officers and directors. The Plans, the Amended and Restated Certificate of Incorporation and the Restated Bylaws became effective immediately prior to the closing of the IPO.

ITEM 5.    OTHER INFORMATION

No events occurred during the quarter covered by this Quarterly Report that would require response to this item.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        3.1    Amended and Restated Certificate of Incorporation (1)
        3.2    Restated Bylaws (1)
        27.1   Financial Data Schedule
---------------------
(1) Incorporated by reference to Exhibits 3.2 and 3.4 filed with our Registration Statement on Form S-1 (Registration No. 333-95619) on March 28, 2000.

(b)  Reports on Form 8-K
No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WEBSENSE, INC.

Date:   May 15, 2000               By:      \s\ John B. Carrington
                                      ----------------------------
                                      John B. Carrington
                                      Chairman of the Board,
                                      President, and Chief Executive Officer


                                   By:      \s\ Douglas C. Wride
                                      --------------------------
                                      Douglas C. Wride
                                      Chief Financial Officer