Form 10-Q
period 2000-06-30
WEBSENSE INC
filed 2000-08-14
CIK 1098277

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-30093

Websense, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	51-0380839 (I.R.S. Employer Identification No.)

10240 Sorrento Valley Road
San Diego, CA 92121
(858) 320-8000
(Address, including zip code and telephone number, of principal executive offices)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes /x/  No / / (2) Yes / /  No /x/

    The number of shares of the Registrant's common stock, $0.01 par value, outstanding as of August 1, 2000 was 19,524,531.

Websense, Inc.
Table of Contents

Part I—Financial Information

Item 1. Financial Statements (unaudited)

Websense, Inc.

Balance Sheets

(in thousands, except per share amounts)

	June 30, 2000	December 31, 1999
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$32,902	$10,735
Investments in marketable securities	42,757	—
Accounts receivable, net of allowance for doubtful accounts of $180 at June 30, 2000 and $253 at December 31, 1999	4,547	3,576
Other current assets	872	329

Total current assets	81,078	14,640
Property and equipment, net of accumulated depreciation of $1,585 at June 30, 2000 and $1,042 at December 31, 1999	2,447	1,947
Deposits and other assets	156	169

Total assets	$83,681	$16,756

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$440	$573
Accrued payroll and related benefits	1,347	894
Other accrued expenses	1,072	557
Deferred revenue, current portion	10,878	6,889
Long-term debt, current portion	—	504

Total current liabilities	13,737	9,417
Long-term debt, less current portion	—	993
Deferred revenue, less current portion	5,828	4,704

Total liabilities	19,565	15,114

Stockholders' equity:
Convertible preferred Series A	—	37
Convertible preferred Series B	—	33
Common stock	195	84
Additional paid in capital	85,494	18,936
Deferred compensation	(2,291)	(2,585)
Accumulated deficit	(19,255)	(14,863)
Accumulated other comprehensive income (loss)	(27)	—

Total stockholders' equity	64,116	1,642

Total liabilities and stockholders' equity	$83,681	$16,756

See accompanying notes.

Websense, Inc.

Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
Revenues:
Subscriptions	$3,598	$1,542	$6,561	$2,740
Other products and services	196	392	358	861

Total revenues	3,794	1,934	6,919	3,601

Cost of revenues:
Subscriptions	470	221	942	393
Other products and services	194	306	341	657

Total cost of revenues	664	527	1,283	1,050

Gross margin	3,130	1,407	5,636	2,551

Operating expenses:
Selling and marketing	3,205	1,666	5,677	2,663
Research and development	1,486	813	3,063	1,574
General and administrative	730	718	1,467	1,587
Amortization of deferred compensation	510	523	1,143	566

Total operating expenses	5,931	3,720	11,350	6,390

Loss from operations	(2,801)	(2,313)	(5,714)	(3,839)
Interest income (expense), net	1,218	(82)	1,322	(66)

Net loss	$(1,583)	$(2,395)	$(4,392)	$(3,905)

Basic and diluted net loss per share	$(0.08)	$(0.33)	$(0.31)	$(0.55)

Basic and diluted common shares	19,513	7,301	14,202	7,161

See accompanying notes.

Websense, Inc.

Statement of Stockholders' Equity

(unaudited and in thousands)

	Convertible Preferred Series A		Convertible Preferred Series B
					Common Stock
							Additional paid-in capital	Deferred compensation	Accumulated deficit	Other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1999	3,704	$37	3,333	$33	8,358	$84	$18,936	$(2,585)	$(14,863)	$—	$1,642
Issuance of common stock, net of offering costs of $6,313	—	—	—	—	4,000	40	65,678	—	—	—	65,718
Conversion of preferred stock to common stock	(3,704)	(37)	(3,333)	(33)	7,037	70	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	74	—	15	—	—	—	15
Issuance of common stock upon exercise of warrant	—	—	—	—	54	1	16	—	—	—	17
Deferred compensation (net of forfeitures)	—	—	—	—	—	—	849	(849)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,143	—	—	1,143
Unrealized loss on securities available for sale	—	—	—	—	—	—	—	—	—	(27)	(27)
Net loss	—	—	—	—	—	—	—	—	(4,392)	—	(4,392)

Balance at June 30, 2000	—	$—	—	$—	19,523	$195	$85,494	$(2,291)	$(19,255)	$(27)	$64,116

See accompanying notes.

Websense, Inc.

Statements of Cash Flows

(unaudited and in thousands)

	Six Months Ended June 30,
	2000	1999
Operating activities:
Net loss	$(4,392)	$(3,905)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	502	213
Issuance of common stock options and warrants for services	—	81
Loss on disposal of fixed asset	(3)	—
Deferred revenue	5,113	3,215
Amortization of deferred compensation	1,143	566
Changes in operating assets and liabilities:
Accounts receivable	(971)	(759)
Deposits and other assets	(613)	(202)
Accounts payable	(135)	4
Accrued payroll and related benefits	453	279
Other accrued expenses	513	476

Net cash provided by (used in) operating activities	1,610	(32)

Investing activities:
Purchase of equipment	(999)	(443)
Purchase of marketable securities	(42,784)	—

Net cash used in investing activities	(43,783)	(443)

Financing activities:
Borrowings (repayments) on notes payable	(1,494)	226
Proceeds from issuance of preferred stock	—	9,258
Proceeds from issuance of common stock	65,834	229

Net cash provided by financing activities	64,340	9,713

Increase in cash and cash equivalents	22,167	9,238
Cash and cash equivalents at beginning of period	10,735	1,753

Cash and cash equivalents at end of period	$32,902	$10,991

Supplemental disclosures of cash flow information:
Interest paid	$62	$36

Increase in deferred compensation	$959	$3,510

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

    These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, included in Websense, Inc.'s Registration Statement on Form S-1 reported to the Securities and Exchange Commission. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for any other interim period or for the year ended December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    Certain reclassifications have been made to conform prior years' data to the current period presentation.

2. Initial Public Offering

    On March 28, 2000, we completed our initial public offering, IPO, for the sale of 4,000,000 shares of common stock at a price to the public of $18 per share, which resulted in net proceeds of $65.7 million after payment of the underwriters' commissions and deductions of offering expenses. Simultaneous with the closing of the initial public offering, all of the convertible preferred stock was automatically converted into an aggregate of 7,037,036 shares of common stock.

3. Net Loss Per Share

    We compute net loss per share in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted earnings per share are required to be calculated to include the potentially dilutive effect of the conversion of outstanding stock options. Because we have a net loss for the periods presented the inclusion of outstanding stock options would be anti-dilutive and therefore the weighted average shares used to calculate both basic and diluted loss per share are the same.

4. Amortization of Deferred Compensation

    For the three and six month periods ended June 30, 2000 and 1999, we recorded amortization of deferred compensation. The allocation of the expense by operating expense category is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Selling and marketing	$156,000	$37,000	$342,000	$50,000
Research and development	97,000	61,000	216,000	76,000
General and administrative	257,000	425,000	585,000	440,000

Total deferred compensation	$510,000	$523,000	$1,143,000	$566,000

5. Recently Issued Accounting Standards

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's review in applying generally accepted accounting principles to revenue recognition in financial statements. We do not expect the adoption of SAB 101 to have any effect on our operations or financial position. We are required to adopt SAB 101 in the fourth quarter of fiscal 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    From time to time we have made and may continue to make "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This report on Form 10-Q may contain forward looking statements. These statements, which represent our expectations or beliefs concerning various future events, include but are not limited to statements concerning the following:

•	anticipated trends in revenue
•	growth opportunities in international markets
•	expected trends in operating expenses
•	anticipated cash and capital requirements
•	intentions regarding investment of excess cash

    Actual results may differ materially from results anticipated in forward looking statements. We assume no obligation to update any forward looking statements to reflect events or circumstances arising after the date hereof.

    Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Risks and Uncertainties" included herein and other reports and filings made with the Securities and Exchange Commission.

Overview

    We provide employee Internet management solutions that enable businesses to monitor, report and manage how their employees use the Internet. Our Websense Enterprise solution supports an organization's efforts to improve employee productivity, conserve network bandwidth and mitigate potential legal liability. We were founded in 1994 as NetPartners Internet Solutions, a reseller of computer network security solutions and related services. In 1996, we released our first software product, Websense Internet Screening System. Since that time, we have refocused our business on developing and selling employee Internet management solutions, and no longer focus on software resale and service business.

    In 1999, we changed our name to Websense, Inc. and completed our change in business strategy. In the same year, we expanded our senior management team, raised approximately $9.8 million in a private round of financing and further strengthened indirect sales channels and business relationships. In June 2000, we released an enhanced version of the Websense Enterprise solution. We currently derive a substantial majority of our revenues from subscriptions to this solution and expect this trend to continue in the future. When a purchase decision is made, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. Upon entering into the subscription agreement, we promptly invoice customers for their subscriptions. Generally, payment is due for the full term of the subscription within 30 days of the invoice. We recognize revenue on a straight-line basis over the term of the subscription agreement. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers who wish to resubscribe must do so at our then current rates to continue using Websense Enterprise. Our revenue is significantly influenced by subscription renewals, and a decrease in subscription renewals could negatively impact our revenue.

    We also derive revenues from professional services for the implementation of our solution and from resale of hardware and software. We recognize revenues for these services and products upon their completion or delivery. These revenues declined significantly in the first six months of 2000 due to the shift in business strategy. We expect these revenues to remain relatively constant in dollar volume and to continue to decline as a percent of total revenues for the foreseeable future.

    In the first six months of 2000, we derived 30 percent of revenues from international sales compared to 24 percent in the first six months of 1999. We are continuing to expand our international operations, particularly in selected countries in the European and Asia Pacific markets, because we believe international markets represent a significant growth opportunity.

    We currently sell solutions through indirect (78 percent of revenue) and direct (22 percent of revenue) channels; however, our strategy is to increasingly rely on indirect sales channels. Domestically, we sell solutions through more than 450 Value Added Resellers, or VARs, and through our direct sales force. Internationally, we distribute Websense Enterprise through more than 100 distributors and resellers in over 50 countries who resell our solution through VARs and their resellers. In addition, we leverage the sales and marketing capabilities of the original equipment manufacturers, or OEMs, and other key providers of complementary hardware and software products.

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

[Remainder of page intentionally left blank]

Results of Operations

  Three months ended June 30, 2000 compared to the three months ended June 30, 1999.

    The following table sets forth, as a percentage of total revenues, certain income data for the period indicated.

	Three Months Ended
	June 30, 2000	June 30, 1999
Revenues:
Subscriptions	95%	80%
Other products and services	5%	20%

Total revenues	100%	100%

Cost of revenues:
Subscriptions	13%	11%
Other products and services	5%	16%

Total cost of revenues	18%	27%

Gross margin	82%	73%

Operating expenses:
Selling and marketing	84%	86%
Research and development	39%	42%
General and administrative	19%	37%
Amortization of deferred compensation	13%	27%

Total operating expenses	155%	192%

Loss from operations	(73)%	(119)%
Interest income (expense), net	32%	(4)%

Net loss	(41)%	(123)%

  Revenues

    Subscriptions.  Subscription revenue increased $2.1 million, or 133 percent, from $1.5 million in the second quarter of 1999 to $3.6 million in the second quarter of 2000. Subscription revenue accounted for 95 percent of total revenues in the second quarter of 2000 compared to 80 percent in the second quarter of 1999. This increase was primarily a result of the addition of new customers during the quarter as well as renewals by existing customers.

    Other products and services.  Other products and services revenue decreased $196,000, or 50 percent, from $392,000 in the second quarter of 1999 to $196,000 in the second quarter of 2000. Other products and services revenue accounted for 5 percent of revenues in the second quarter of 2000 compared to 20 percent in the second quarter of 1999. The decrease is consistent with the strategy that has transformed Websense from a network security services organization and reseller of third party security software to a provider of Websense Enterprise, a subscription-based EIM solution.

  Cost of Revenues

    Cost of subscriptions.  Cost of subscriptions consists of the costs of web site review, technical support and infrastructure costs associated with maintaining our database. Cost of subscriptions increased $249,000, or 113 percent, from $221,000 in the second quarter of 1999 to $470,000 in the second quarter of 2000. Cost of subscriptions as a percentage of total revenue was 13 percent in the second quarter of 2000 as compared to 11 percent in the second quarter of 1999. This increase was primarily due to additional personnel added to our database group, as well as, increased allocated facilities and human resource costs in 2000.

    Cost of other products and services.  Costs of other products and services consist primarily of the cost of resale software and related hardware. Cost of other products and services decreased $112,000, or 37 percent, from $306,000 in the second quarter of 1999 to $194,000 in the second quarter of 2000. Cost of other products and services as a percentage of total revenue decreased to 5 percent in the second quarter of 2000 compared to 16 percent in the second quarter of 1999. These costs have decreased in relation to the decrease in revenue.

  Gross Margin

    Gross margin was $3.1 million, or 82 percent of revenues, for the quarter ended June 30, 2000 compared to $1.4 million, or 73 percent of revenues, in the quarter ended June 30, 1999. Gross margin increased $1.7 million, or 122 percent, due to a higher percentage mix of subscription revenues, which generate a higher margin as compared to other products and services revenue.

  Operating Expenses

    Selling and marketing.  Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, advertising, promotions and travel. Selling and marketing expenses increased $1.5 million, or 92 percent, to $3.2 million in the second quarter of 2000, from $1.7 million in the same period in 1999. The increase in selling and marketing expenses in the second quarter was primarily due to the addition of personnel domestically, our expansion into Europe and increased advertising and promotional activities. We expect selling and marketing expenses to increase as more personnel are added to support our expanding selling and marketing efforts.

    Research and development.  Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, facilities costs and equipment depreciation. Research and development expenses increased $673,000, or 83 percent, to $1.5 million in the quarter ended June 30, 2000 from $813,000 in the same period in 1999. The increase in research and development expenses was primarily a result of increased personnel and development efforts and enhancements to Websense Enterprise.

    General and administrative.  General and administrative expenses consist primarily of salaries, benefits and related expenses for executive and administrative personnel, third party professional service fees and allocated facilities and depreciation expenses. General and administrative expenses increased $12,000, or 2 percent, to $730,000 in the second quarter of 2000 from $718,000 in the comparable period in 1999. We expect general and administrative expenses to increase in the future, reflecting growth in operations and increased expenses associated with being a public company.

    Amortization of deferred compensation.  We recognized $510,000 of deferred compensation expense in the second quarter of 2000, compared to $523,000 in the comparable quarter in 1999 relating to the amortization of deferred compensation, a decrease of $13,000, or 2 percent. The decrease in the amortization expense is due to the accelerated method of amortization used.

  Interest Income (Expense), Net

    Net interest income increased $1.3 million, or 1,585 percent, to $1.2 million from interest expense of $82,000 in the second quarter of 1999. The increase is primarily due to interest earned from the investment of our IPO proceeds.

  Net Loss

    Net loss decreased $812,000, or 34 percent, to $1.6 million (or $0.08 loss per share) from $2.4 million (or $0.33 loss per share) in the second quarter of 1999. This decrease was due to a combination of an increase in gross margin of $1.7 million, or 122 percent and an increase in interest income of $1.3 million, offset by an increase in operating expenses of $2.2 million, or 59 percent.

[Remainder of page intentionally left blank]

  Six months ended June 30, 2000 compared to the six months ended June 30, 1999

    The following table sets forth, as a percentage of total revenues, certain income data for the period indicated.

	Six Months Ended
	June 30, 2000	June 30, 1999
Revenues:
Subscriptions	95%	76%
Other products and services	5%	24%

Total revenues	100%	100%

Cost of revenues:
Subscriptions	14%	11%
Other products and services	5%	18%

Total cost of revenues	19%	29%

Gross margin	81%	71%

Operating expenses:
Selling and marketing	82%	74%
Research and development	44%	44%
General and administrative	21%	44%
Amortization of deferred compensation	17%	16%

Total operating expenses	164%	178%

Loss from operations	(83)%	(107)%
Interest income (expense), net	19%	(2)%

Net loss	(64)%	(109)%

  Revenue

    Subscriptions.  Subscription revenue increased $3.8 million, or 139 percent, from $2.7 million for the six months ended June 30, 1999 to $6.6 million in the first six months of 2000. This increase was primarily a result of the addition of new customers during the quarter as well as renewals by existing customers. Subscription revenue accounted for 95 percent of total revenues in the first six months of 2000 compared to 76 percent in the first six month of 1999.

    Other products and services.  Other products and services revenue decreased $503,000, or 58 percent, from $861,000 in the six months ended June 30, 1999 to $358,000 in the first six months of 2000. Other products and services revenue accounted for 5 percent of revenues in the first six months of 2000 compared to 24 percent in the first six months of 1999. The decrease is consistent with the strategy that has transformed Websense from a network security services organization and reseller of third party security software to a provider of Websense Enterprise, a subscription-based EIM solution.

  Cost of Revenues

    Cost of subscriptions.  Cost of subscriptions consists of the costs of Web site review, technical support and infrastructure costs associated with maintaining our database. Cost of subscriptions increased $549,000, or 140 percent, from $393,000 in the six months ended June 30, 1999 to $942,000 in the six months ended June 30, 2000. Cost of subscriptions as a percentage of total revenue was 14 percent in the first six months of 2000 compared to 11 percent in the first six months of 1999. This increase was primarily due to additional personnel added to our database group, as well as, increased allocated facilities and human resource costs in 2000.

    Cost of other products and services.  Costs of other products and services consist primarily of the cost of resale software and related hardware. Cost of other products and services decreased $316,000, or 48 percent, from $657,000 in the six months ended June 30, 1999 to $341,000 in the six months ended June 30, 2000. Cost of other products and services as a percentage of total revenue decreased to 5 percent in the first six months of 2000 compared to 18 percent in the first six months of 1999. These costs have decreased due to the shift in focus away from reselling hardware and software.

  Gross Margin

    Gross margin was $5.6 million, or 81 percent of revenues, for the six months ended June 30, 2000 compared to $2.6 million, or 71 percent of revenues, in the six months ended June 30, 1999. Gross margin increased $3.1 million, or 121 percent, due to a higher percentage mix of subscription revenues, which generate a higher margin as compared to other products and services revenue.

  Operating Expenses

    Selling and marketing.  Selling and marketing expenses increased $3.0 million, or 113 percent, to $5.7 million in the second quarter of 2000, from $2.7 million in the same period in 1999. The increase in selling and marketing expenses in the first six months of 2000 was primarily due to the addition of personnel, the expansion into Europe and increased advertising and promotional activities. We expect selling and marketing expenses to increase as more personnel are added to support our expanding selling and marketing efforts.

    Research and development.  Research and development expenses increased $1.5 million, or 95 percent, to $3.1 million in the quarter ended June 30, 2000 from $1.6 million in the same period in 1999. The increase in research and development expenses was primarily a result of increased personnel and development efforts and enhancements to Websense Enterprise.

    General and administrative.  General and administrative expenses decreased $120,000, or 8 percent, to $1.5 million in the second quarter of 2000 from $1.6 million in the comparable period in 1999. The decrease in general and administrative expenses in the first six months of 2000 is primarily due to non-recurring charges in first quarter 1999 which consisted of an additional allowance for doubtful accounts and compensation expenses for consultants, offset by an increase in personnel and professional fee expense in the second quarter 2000. We expect general and administrative expenses to increase in the future, reflecting growth in operations and increased expenses associated with being a public company.

    Amortization of deferred compensation.  We recognized $1.1 million of deferred compensation expense in the first six months of 2000, compared to $566,000 in the comparable period in 1999 relating to the amortization of deferred compensation, an increase of $577,000, or 102 percent. The increase in the amortization expense is primarily due to the large number of option grants which occurred after March 1999 for which deferred compensation was recorded.

  Interest Income (Expense), Net

    Net interest income increased $1.4 million from interest expense of $66,000, or 2,094 percent, in the first six months of 1999 to $1.3 million in the comparable period in 2000. The increase over the first six months of 1999 is due to the proceeds from the IPO being invested in March 2000. As of June 30, 1999, interest expense consisted of interest on long term loans which have since been repaid in their entirety.

  Net Loss

    Net loss increased $487,000, or 12 percent, from $3.9 million (or $0.55 loss per share) in the first six months of 1999 to $4.4 million (or $0.31 loss per share) in the same period in 2000. This increase was due to a combination of an increase in gross margin of $3.1 million, or 121 percent, an increase in interest income of $1.4 million, offset by an increase in operating expenses of $5.0 million, or 78 percent.

Liquidity and Capital Resources

    From our inception through March 2000, we financed our operations primarily through the sale of preferred equity securities. In total, we raised approximately $15.5 million, net of fees and expenses, through the sale of preferred equity securities. In March 2000 we closed our initial public offering with proceeds, net of underwriting fees and offering expenses, of approximately $65.7 million. We have also utilized available financing for the purchase of capital equipment.

    As of June 30, 2000, we had cash and cash equivalents of $32.9 million and marketable investments of $42.8 million and an accumulated deficit of $19.3 million.

    Net cash provided by operating activities was $1.6 million in the six months ended June 30, 2000 compared to cash used in operating activities of $32,000 in the six months ended June 30, 1999. The relative increase in cash provided by operating activities is primarily due to interest earnings on our cash invested and an increase in our subscriptions (which are initially recorded as deferred revenue) and the increase in noncash charges for depreciation and amortization of deferred compensation.

    Net cash used in investing activities was $43.8 million in the six months ended June 30, 2000 compared to $443,000 in the six months ended June 30, 1999. The relative increase in cash used in investing activities is primarily due to purchases of marketable securities. Additionally, our investment in fixed assets, including computer equipment and facilities, have grown with the overall increase in the size of our business.

    Net cash provided by financing activities was $64.3 million in the six months ended June 30, 2000 compared to $9.7 million in the six months ended June 30, 1999. This increase was primarily due to the completion in March 2000 of our initial public offering. We also repaid our outstanding loans.

    In June of 2000 we entered into a loan and security agreement with a bank for a credit facility of $1.5 million. At June 30, 2000 we had $1.0 million available for drawing under this facility and $450,000 set aside for existing or future letters of credit. We have total operating lease commitments of $1.9 million expiring in 2002 and 2003.

    We believe that our cash and cash equivalents balances, marketable investments and funds available under our existing credit facilities will be sufficient to satisfy our cash requirements for at least the next 12 months. We intend to continue to invest our cash in excess of current operating requirements in interest bearing, investment-grade securities. If existing cash is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a larger credit facility. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Risks and Uncertainties

    You should carefully consider the following information in addition to other information in this report before you decide to purchase our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. If any of these or other risks actually occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

    We have a history of losses and, because we expect our operating expenses to increase in the future, we may never become profitable.

    We have experienced net losses in each of the last 14 fiscal quarters, and as of June 30, 2000, we had an accumulated deficit of $19.3 million. We incurred net losses of $5.6 million for the year ended December 31, 1998 and $9.3 million for the year ended December 31, 1999. We expect to continue to incur significant net losses for the foreseeable future. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:

•	expand our domestic and international selling and marketing activities;
•	increase our research and development efforts to upgrade our existing products and develop new products and technologies;
•	develop and expand our proprietary database and systems;
•	upgrade our operational and financial systems, procedures and controls;
•	hire additional personnel, including additional engineers and other technical staff; and
•	assume the responsibilities of being a public company.

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

    We have only a limited operating history upon which to base an evaluation of our current business and future prospects. We began offering our employee Internet management software in September 1996, but only since May 1998, when we released our first version of Websense Enterprise as a significant enhancement to our original product, have we directed a majority of our focus on this market. We introduced the most recent version of Websense Enterprise in June 2000. As a result, the revenue and income potential of our business and our market are unproven. In addition, we have very limited historical data with respect to subscription renewals because we sell subscriptions that range from one to three years in length and have only been selling Websense Enterprise for less than two and one-half years. Further, because of our limited operating history and because the market for employee Internet management products is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing, you should consider an investment in our stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

    Because we expect to derive substantially all of our future revenue from subscription fees for Websense Enterprise, any failure of this product to satisfy customer demands or to achieve more widespread market acceptance will seriously harm our business.

    Substantially all of our revenues come from subscriptions for Websense Enterprise, and we expect this trend will continue for the foreseeable future. Subscription revenues accounted for approximately 95 percent of our total revenues through the first six months of 2000, 83 percent of our total revenues in 1999 and approximately 36 percent in 1998. As a result, if for any reason revenues from Websense Enterprise decline or do not grow as rapidly as we anticipate, our operating results and our business will be significantly impaired. If Websense Enterprise fails to meet the needs of our target customers, or if it does not compare favorably in price and performance to competing products, our growth will be limited. We cannot assure you that Websense Enterprise will achieve continued market acceptance. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of Websense Enterprise. We cannot assure you, however, that we will be successful in achieving market acceptance of any new products that we develop or of enhanced versions of Websense Enterprise. Any failure or delay in diversifying our existing offerings could harm our business, results of operations and financial condition.

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

    Our indirect sales channels accounted for approximately 78 percent of our total revenues in the first six months of 2000 and 70 percent in 1999. We anticipate that sales from our various indirect sales channels, including value-added resellers, distributors, original equipment manufacturers, Internet service providers and others, will account for an increasing percentage of our total revenues in future periods. None of these parties is obligated to continue selling our products or to make any purchases from us. Our ability to generate increased revenue depends significantly upon the ability and willingness of our indirect sales channels to market and sell our products to organizations worldwide. If they are unsuccessful in their efforts, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Many of our indirect sales channels also market and sell products that compete with Websense Enterprise. We may not be able to prevent these parties from devoting greater resources to support our competitors' products.

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

    The market for our products is intensely competitive and is likely to become even more so in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of Websense Enterprise to achieve or maintain more widespread market acceptance, any of which would have a material adverse effect on our business, results of operations and financial condition. Our current principal competitors include:

•	companies offering network filtering products, such as JSB Software Technologies plc., N2H2 Incorporated, Secure Computing Corporation and Symantec Corporation;
•	companies offering network reporting products, such as Telemate Net Software, Inc. and WebTrends Corporation; and
•	companies offering client-based software filtering products, such as The Learning Company and Log-On Data Corporation.

    We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle employee Internet management products with their products. We also compete against, and expect increased competition from, traditional network management software developers and Web management service providers. Many of our current and potential competitors enjoy substantial competitive advantages, such as:

•	greater name recognition and larger marketing budgets and resources;
•	established marketing relationships and access to larger customer bases; and
•	substantially greater financial, technical and other resources.

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

    Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel;
•	diversion of financial and management resources from existing operations;
•	risk of entering new markets;
•	potential loss of key employees; and
•	inability to generate sufficient revenues to offset acquisition or investment costs.

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

    We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 30 percent of our total revenues in the first six months of 2000 and 21 percent in the year ended 1999. As a key component of our business strategy, we intend to expand our international sales. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

•	dependence on foreign distributors and their sales channels;
•	the ability of our Websense Enterprise products to properly categorize and filter Web sites containing foreign languages;
•	laws and business practices favoring foreign competitors;
•	compliance with multiple, conflicting and changing governmental laws and regulations, including tax laws and regulations;
•	longer accounts receivable payment cycles and other collection difficulties; and
•	regional economic and political conditions.

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

    Our quarterly operating results have varied significantly in the past, and will likely vary in the future as the result of fluctuations in our operating expenses. We expect that our operating expenses will increase substantially in the future as we expand our selling and marketing activities, increase our research and development efforts and hire additional personnel. In addition, our operating expenses historically have fluctuated, and may continue to fluctuate in the future, as the result of the factors described below and elsewhere in this quarterly report:

•	concentration of marketing expenses for activities such as trade shows and advertising campaigns;
•	a concentration of general and administrative expenses, such as recruiting expenses and professional services fees; and
•	a concentration of research and development costs.

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

    The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•	announcements of technological innovations or new products or services by our competitors;
•	demand for Websense Enterprise, including fluctuations in subscription renewals;
•	fluctuations in revenues from our indirect sales channels;
•	changes in the pricing policies of our competitors; and
•	changes in government regulations.

    In addition, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to:

•	announcements of technological innovations or new products or services by us;
•	changes in our pricing policies;
•	quarterly variations in our operating expenses; and
•	our technological capabilities to accommodate the future growth in our operations or our customers.

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

    Some provisions of our certificate of incorporation and bylaws, as well as some provisions of Delaware law, may discourage, delay or prevent third parties from acquiring us, even if doing so would be beneficial to our stockholders. For example, our certificate of incorporation provides for a classified board, with each board member serving a staggered three-year term. It also provides that stockholders may not fill board vacancies, call stockholder meetings or act by written consent. Our bylaws further provide that advance written notice is required prior to stockholder proposals. Each of these provisions makes it more difficult for stockholders to obtain control of our board or initiate actions that are opposed by the then current board. Additionally, we have authorized preferred stock that is undesignated, making it possible for the board to issue preferred stock with voting or other rights and preferences that could impede the success of any attempted change of control. Delaware law also could make it more difficult for a third party to acquire us. Section 203 of the Delaware General Corporation Law may have an anti-takeover effect with respect to transactions not approved in advance by our board, including discouraging attempts that might result in a premium over the market price of the shares of common stock held by our stockholders

    Future sales of our common stock may cause our stock price to decline.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2000.

Part II—Other Information

Item 1. Legal Proceedings

    We are currently not a party to any litigation that could have a material adverse effect on our results of operations, financial position or business.

Item 2. Changes in Securities and Use of Proceeds

    (a) Not applicable.

    (b) Not applicable.

    (c) On April 3, 2000, we issued 4,688 shares of common stock to Pan Pacific Partners, Inc. pursuant to the exercise of a warrant granted on July 30, 1999 at an exercise price of $3.00 per share. The issuance of these shares was made pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(2).

    (d) On March 28, 2000, we completed our IPO for the sale of 4,000,000 shares of common stock at a price to the public of $18 per share, which resulted in net proceeds of $65.7 million after payment of the underwriters' commissions and deductions of offering expenses. Subsequent to our IPO, a portion of the offering proceeds were used to repay the $1.4 million balance of our fixed term loan agreements with financial institutions. The remaining proceeds have conformed with our intended use outlined in the prospectus. We currently have approximately $64.3 million remaining from our IPO.

Item 3. Defaults upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Restated Bylaws(1)
27.1	Financial Data Schedule

(1)	Incorporated by reference to Exhibits 3.2 and 3.4 filed with our Registration Statement on Form S-1 (Registration No. 333-95619) on March 28, 2000.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.
Date: August 14, 2000	By:	/s/ JOHN B. CARRINGTON John B. Carrington Chairman of the Board, President, and Chief Executive Officer
	By:	/s/ DOUGLAS C. WRIDE Douglas C. Wride Chief Financial Officer

QuickLinks

Websense, Inc. Table of Contents
Part I—Financial Information
  Item 1. Financial Statements (unaudited)
  Balance Sheets
  Statements of Operations
  Statement of Stockholders' Equity
  Statements of Cash Flows
  NOTES TO FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Risks and Uncertainties
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
Part II—Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES