Form 10-Q
period 2000-09-30
WEBSENSE INC
filed 2000-11-14
CIK 1098277

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000.
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 000-30093

Websense, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	51-0380839 (I.R.S. Employer Identification No.)
10240 Sorrento Valley Road San Diego, CA 92121 (858) 320-8000 (Address, including zip code and telephone number, of principal executive offices)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1) Yes   X    No        (2) Yes   X    No

    The number of shares of the Registrant's common stock, $0.01 par value, outstanding as of November 1, 2000 was 19,611,390.

Websense, Inc.
Table of Contents

Part I—Financial Information

Item 1.  Financial Statements (unaudited)

Websense, Inc.

Balance Sheets

(in thousands)

	September 30, 2000	December 31, 1999
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$11,220	$10,735
Investments in marketable securities	66,627	—
Accounts receivable, net of allowance for doubtful accounts of $130 at September 30, 2000 and $253 at December 31, 1999	5,197	3,576
Other current assets	853	329

Total current assets	83,897	14,640
Property and equipment, net of accumulated depreciation of $1,845 at September 30, 2000 and $1,042 at December 31, 1999	2,553	1,947
Deposits and other assets	137	169

Total assets	$86,587	$16,756

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$431	$573
Accrued payroll and related benefits	1,685	894
Other accrued expenses	1,070	557
Long-term debt, current portion	—	504
Deferred revenue, current portion	13,249	6,889

Total current liabilities	16,435	9,417
Long-term debt, less current portion	—	993
Deferred revenue, less current portion	6,356	4,704

Total liabilities	22,791	15,114

Stockholders' equity:
Convertible preferred Series A	—	37
Convertible preferred Series B	—	33
Common stock	195	84
Additional paid-in capital	85,464	18,936
Deferred compensation	(1,829)	(2,585)
Accumulated deficit	(20,045)	(14,863)
Accumulated other comprehensive income (loss)	11	—

Total stockholders' equity	63,796	1,642

Total liabilities and stockholders' equity	$86,587	$16,756

See accompanying notes.

Websense, Inc.

Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999
Revenues:
Subscriptions	$4,522	$1,987	$11,080	$4,727
Other products and services	221	343	581	1,204

Total revenues	4,743	2,330	11,661	5,931

Cost of revenues:
Subscriptions	493	309	1,434	702
Other products and services	187	258	529	915

Total cost of revenues	680	567	1,963	1,617

Gross margin	4,063	1,763	9,698	4,314

Operating expenses:
Selling and marketing	3,116	1,574	8,800	4,121
Research and development	1,544	1,110	4,602	2,535
General and administrative	920	937	2,387	2,788
Amortization of stock-based compensation	429	647	1,571	1,212

Total operating expenses	6,009	4,268	17,360	10,656

Loss from operations	(1,946)	(2,505)	(7,662)	(6,342)
Interest income, net	1,157	174	2,480	108

Net loss	$(789)	$(2,331)	$(5,182)	$(6,234)

Basic and diluted net loss per share	$(0.04)	$(0.29)	$(0.32)	$(0.84)

Basic and diluted common shares	19,527	8,126	15,977	7,436

See accompanying notes.

Websense, Inc.
Statement of Stockholders' Equity
(unaudited and in thousands)

	Convertible Preferred Series A		Convertible Preferred Series B
					Common Stock
							Additional paid-in capital	Deferred compensation	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1999	3,704	$37	3,333	$33	8,358	$84	$18,936	$(2,585)	$(14,863)	$—	$1,642
Issuance of common stock, net of offering costs of $6,281	—	—	—	—	4,000	40	65,680	—	—	—	65,720
Conversion of preferred stock to common stock	(3,704)	(37)	(3,333)	(33)	7,037	70	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	80	—	17	—	—	—	17
Issuance of common stock upon exercise of warrant	—	—	—	—	55	1	16	—	—	—	17
Deferred compensation (net of forfeitures)	—	—	—	—	—	—	815	(815)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,571	—	—	1,571
Unrealized gain on securities available for sale	—	—	—	—	—	—	—	—	—	11	11
Net loss	—	—	—	—	—	—	—	—	(5,182)	—	(5,182)

Balance at September 30, 2000	—	$—	—	$—	19,529	$195	$85,464	$(1,829)	$(20,045)	$11	$63,796

See accompanying notes.

Websense, Inc.

Statements of Cash Flows

(unaudited and in thousands)

	Nine Months Ended September 30,
	2000	1999
Operating activities:
Net loss	$(5,182)	$(6,234)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	759	379
Issuance of common stock options and warrants for services	—	81
Deferred revenue	8,012	4,921
Amortization of deferred compensation	1,571	1,212
Changes in operating assets and liabilities:
Accounts receivable	(1,621)	(1,388)
Deposits and other assets	(492)	(121)
Accounts payable	(142)	1,057
Accrued payroll and related benefits	791	386
Other accrued expenses	513	94

Net cash provided by operating activities	4,209	387

Investing activities:
Purchase of equipment	(1,365)	(1,367)
Purchase of marketable securities	(66,616)	—

Net cash used in investing activities	(67,981)	(1,367)

Financing activities:
Borrowings (repayments) on notes payable	(1,497)	168
Proceeds from issuance of preferred stock	—	9,876
Proceeds from issuance of common stock	65,754	265

Net cash provided by financing activities	64,257	10,309

Increase in cash and cash equivalents	485	9,329
Cash and cash equivalents at beginning of period	10,735	1,753

Cash and cash equivalents at end of period	$11,220	$11,082

Supplemental disclosures of cash flow information:
Interest paid	$52	$38

See accompanying notes.

WEBSENSE, INC.

NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results for the interim periods presented.

    These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, included in Websense, Inc.'s Registration Statement on Form S-1 reported to the Securities and Exchange Commission. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results which may be expected for any other interim period or for the year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    Certain reclassifications have been made to conform prior year's data to the current period presentation.

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

3.  Net Loss Per Share

    We compute net loss per share in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted earnings per share are required to be calculated to include the potentially dilutive effect of the conversion of outstanding stock options. Because we have a net loss for the periods presented the inclusion of outstanding stock options would be anti-dilutive and therefore the weighted average shares used to calculate both basic and diluted loss per share are the same.

4.  Amortization of Deferred Compensation

    For the three and nine month periods ended September 30, 2000 and 1999, we recorded amortization of deferred compensation. The allocation of the expense by operating expense category is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Selling and marketing	$128,000	$80,000	$470,000	$130,000
Research and development	62,000	86,000	278,000	162,000
General and administrative	239,000	481,000	823,000	920,000

Total stock-based compensation	$429,000	$647,000	$1,571,000	$1,212,000

5.  Recently Issued Accounting Standards

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's review in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 in the fourth quarter of fiscal 2000; however, we do not expect the adoption of SAB 101 to have any effect on our operations or financial position.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments on the Company's balance sheet at fair value. The FASB has subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. We expect to adopt SFAS 133 effective October 2000. We do not anticipate that the adoption of SFAS 133 will have a material impact on our financial position or results of operations.

    In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". We were required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees". We do not anticipate that the adoption of FIN 44 will have a material impact on our financial position or results of operations.

[Remainder of page intentionally left blank]

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    From time to time we have made and may continue to make "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This report on Form 10-Q may contain forward looking statements. These statements, which represent our expectations or beliefs concerning various future events, include but are not limited to statements concerning the following:

•	anticipated trends in revenue;
•	growth opportunities in domestic and international markets;
•	expected trends in operating expenses;
•	anticipated cash and capital requirements; and
•	intentions regarding investment of excess cash

    Actual results may differ materially from results anticipated in such forward looking statements. We assume no obligation to update any forward looking statements to reflect events or circumstances arising after the date hereof.

    Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Risks and Uncertainties" included herein and other reports and filings made with the Securities and Exchange Commission.

Overview

    We provide employee Internet management, or EIM, solutions that enable businesses to monitor, report and manage how their employees use the Internet. Our Websense Enterprise solution supports an organization's efforts to improve employee productivity, conserve network bandwidth and mitigate potential legal liability. We were founded in 1994 as NetPartners Internet Solutions, a reseller of computer network security solutions and related services. In 1996, we released our first software product, Websense Internet Screening System. Since that time, we have refocused our business on developing and selling employee Internet management solutions, and no longer focus on software resale and service business.

    In 1999, we changed our name to Websense, Inc. and completed our change in business strategy. In the same year, we expanded our senior management team, raised approximately $9.9 million in a private round of financing and further strengthened indirect sales channels and business relationships. In December 1999, we released version 4.0 a redesigned version of Websense Enterprise, our most recent version was released in June 2000. We currently derive a substantial majority of our revenues from subscriptions to this solution and expect this trend to continue in the future. When a purchase decision is made, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. Upon entering into the subscription agreement, we promptly invoice customers for their subscriptions. Generally, payment is due for the full term of the subscription within 30 days of the invoice. We recognize revenue on a straight-line basis over the term of the subscription agreement. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers who wish to resubscribe must do so at our then current rates to continue using Websense Enterprise. Our revenue is significantly influenced by subscription renewals, and a decrease in subscription renewals could negatively impact our revenue.

    We also derive revenues from professional services for the implementation of our solution and from resale of hardware and software. We recognize revenues for these services and products upon their completion or delivery. These revenues declined significantly in the first nine months of 2000 due to the shift in business strategy. We expect these revenues to continue to decline as a percent of total revenues for the foreseeable future.

    In the first nine months of 2000, we derived 31 percent of revenues from international sales compared to 25 percent in the first nine months of 1999. We are continuing to expand our international operations, particularly in selected countries in the European and Asia Pacific markets, because we believe international markets represent a significant growth opportunity.

    We currently sell solutions through indirect (78 percent of revenue) and direct (22 percent of revenue) channels; however, our strategy is to increasingly rely on indirect sales channels. Domestically, we sell solutions through more than 500 Value Added Resellers, or VARs, and through our direct sales force. Internationally, we distribute Websense Enterprise through more than 125 distributors and resellers in over 75 countries who resell our solution through VARs and their resellers. In addition, we leverage the sales and marketing capabilities of the original equipment manufacturers, or OEMs, and other key providers of complementary hardware and software products.

    Because we derive revenues from subscription fees, we do not recognize the entire amount of subscription fees received in the month the subscription agreements are executed. However, we recognize operating expenses as they are incurred. Operating expenses have continued to increase as compared to prior periods due to expanded selling and marketing efforts and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in subsequent periods.

[Remainder of page intentionally left blank]

Results of Operations

Three months ended September 30, 2000 compared to the three months ended September 30, 1999

    The following table sets forth, as a percentage of total revenues, certain income data for the period indicated.

	Three Months Ended
	September 30, 2000	September 30, 1999
Revenues:
Subscriptions	95%	85%
Other products and services	5%	15%

Total revenues	100%	100%

Cost of revenues:
Subscriptions	10%	13%
Other products and services	4%	11%

Total cost of revenues	14%	24%

Gross margin	86%	76%

Operating expenses:
Selling and marketing	66%	67%
Research and development	33%	48%
General and administrative	19%	40%
Amortization of stock-based compensation	9%	28%

Total operating expenses	127%	183%

Loss from operations	(41)%	(107)%
Interest income, net	24%	7%

Net loss	(17)%	(100)%

Revenues

    Subscriptions.  Subscription revenue increased $2.5 million, or 128 percent, from $2.0 million in the third quarter of 1999 to $4.5 million in the third quarter of 2000. Subscription revenue accounted for 95 percent of total revenues in the third quarter of 2000 compared to 85 percent in the third quarter of 1999. This increase was primarily a result of the addition of new customers during the quarter as well as renewals by existing customers.

    Other products and services.  Other products and services revenue decreased $122,000, or 36 percent, from $343,000 in the third quarter of 1999 to $221,000 in the third quarter of 2000. Other products and services revenue accounted for 5 percent of revenues in the third quarter of 2000 compared to 15 percent in the third quarter of 1999. The decrease is consistent with the strategy that has transformed Websense from a network security services organization and reseller of third party security software to a provider of Websense Enterprise, a subscription-based EIM solution.

Cost of Revenues

    Cost of subscriptions.  Cost of subscriptions consists of the costs of web site review, technical support and infrastructure costs associated with maintaining our database. Cost of subscriptions increased $184,000, or 60 percent, from $309,000 in the third quarter of 1999 to $493,000 in the third quarter of 2000. This increase was primarily due to additional personnel added to our database group, as well as, increased allocated facilities and human resource costs in 2000. Cost of subscriptions as a percentage of total revenue was 10 percent in the third quarter of 2000 as compared to 13 percent in the third quarter of 1999.

    Cost of other products and services.  Costs of other products and services consist primarily of the cost of resale software and related hardware. Cost of other products and services decreased $71,000, or 28 percent, from $258,000 in the third quarter of 1999 to $187,000 in the third quarter of 2000. Cost of other products and services as a percentage of total revenue decreased to 4 percent in the third quarter of 2000 compared to 11 percent in the third quarter of 1999. The decrease is due to the overall decline in sales of other products and services as costs continue to reflect an overall shift in emphasis to Websense Enterprise product sales.

Gross Margin

    Gross margin was $4.1 million, or 86 percent of revenues, for the quarter ended September 30, 2000 compared to $1.8 million, or 76 percent of revenues, in the quarter ended September 30, 1999. Gross margin increased $2.3 million, or 130 percent, due to a higher percentage mix of subscription revenues, which generate a higher margin as compared to other products and services revenue.

Operating Expenses

    Selling and marketing.  Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, advertising, promotions and travel. Selling and marketing expenses increased $1.5 million, or 98 percent, to $3.1 million in the third quarter of 2000, from $1.6 million in the same period in 1999. The increase in selling and marketing expenses in the third quarter was primarily due to the addition of personnel domestically, our expansion into Europe and increased advertising and promotional activities. We expect selling and marketing expenses to increase as more personnel are added to support our expanding selling and marketing efforts.

    Research and development.  Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, facilities costs and equipment depreciation. Research and development expenses increased $434,000, or 39 percent, to $1.5 million in the quarter ended September 30, 2000 from $1.1 million in the same period in 1999. The increase in research and development expenses was primarily a result of increased personnel and development efforts and enhancements to Websense Enterprise.

    General and administrative.  General and administrative expenses consist primarily of salaries, benefits and related expenses for executive and administrative personnel, third party professional service fees and allocated facilities and depreciation expenses. General and administrative expenses decreased $17,000, or 2 percent, to $920,000 in the third quarter of 2000 from $937,000 in the comparable period in 1999. This decrease is due primarily to non-recurring charges which occurred in the third quarter of 1999 which consisted of employee relocation and additional allowance for doubtful accounts. We expect general and administrative expenses to increase in the future, reflecting growth in operations and increased expenses associated with being a public company.

    Amortization of deferred compensation.  We recognized $429,000 of deferred compensation expense in the third quarter of 2000, compared to $647,000 in the comparable quarter in 1999 relating to the amortization of deferred compensation, a decrease of $218,000, or 34 percent. The decrease in the amortization expense is due to the accelerated method of amortization used.

Interest Income (Expense), Net

    Net interest income increased $983,000, or 565 percent, to $1.2 million from $174,000 in the third quarter of 1999. The increase is primarily due to interest earned from the investment of our IPO proceeds.

Net Loss

    Net loss decreased $1.5 million, or 66 percent, to $789,000 (or $0.04 loss per share) from $2.3 million (or $0.29 loss per share) in the third quarter of 1999. This decrease was due to a combination of an increase in gross margin of $2.3 million, or 130 percent, and an increase in interest income of $983,000, offset by an increase in operating expenses of $1.7 million, or 41 percent.

[Remainder of page intentionally left blank]

Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

    The following table sets forth, as a percentage of total revenues, certain income data for the period indicated.

	Nine Months Ended
	September 30, 2000	September 30, 1999
Revenues:
Subscriptions	95%	80%
Other products and services	5%	20%

Total revenues	100%	100%

Cost of revenues:
Subscriptions	12%	12%
Other products and services	5%	15%

Total cost of revenues	17%	27%

Gross margin	83%	73%

Operating expenses:
Selling and marketing	75%	70%
Research and development	40%	43%
General and administrative	20%	47%
Amortization of stock-based compensation	13%	20%

Total operating expenses	148%	180%

Loss from operations	(65)%	(107)%
Interest income, net	21%	2%

Net loss	(44)%	(105)%

Revenue

    Subscriptions.  Subscription revenue increased $6.4 million, or 134 percent, from $4.7 million for the nine months ended September 30, 1999 to $11.1 million in the first nine months of 2000. This increase was primarily a result of the addition of new customers during the quarter as well as renewals by existing customers. Subscription revenue accounted for 95 percent of total revenues in the first nine months of 2000 compared to 80 percent in the first nine months of 1999.

    Other products and services.  Other products and services revenue decreased $623,000, or 52 percent, from $1.2 million in the nine months ended September 30, 1999 to $581,000 in the first nine months of 2000. Other products and services revenue accounted for 5 percent of revenues in the first nine months of 2000 compared to 20 percent in the first nine months of 1999. The decrease is consistent with the strategy that has transformed Websense from a network security services organization and reseller of third party security software to a provider of Websense Enterprise, a subscription-based EIM solution.

Cost of Revenues

    Cost of subscriptions.  Cost of subscriptions consists of the costs of web site review, technical support and infrastructure costs associated with maintaining our database. Cost of subscriptions increased $732,000, or 104 percent, from $702,000 in the nine months ended September 30, 1999 to

$1.4 million in the nine months ended September 30, 2000. This increase was primarily due to additional personnel added and automation tools developed by our database group, as well as, increased allocated facilities and human resource costs in 2000. Cost of subscriptions as a percentage of total revenue was 12 percent in the first nine months of 2000 compared to 12 percent in the first nine months of 1999.

    Cost of other products and services.  Costs of other products and services consist primarily of the cost of resale software and related hardware. Cost of other products and services decreased $386,000, or 42 percent, from $915,000 in the nine months ended September 30, 1999 to $529,000 in the nine months ended September 30, 2000. Cost of other products and services as a percentage of total revenue decreased to 5 percent in the first nine months of 2000 compared to 15 percent in the first nine months of 1999. These costs have decreased due to the shift in focus away from reselling hardware and software.

Gross Margin

    Gross margin was $9.7 million, or 83 percent of revenues, for the nine months ended September 30, 2000 compared to $4.3 million, or 73 percent of revenues, in the nine months ended September 30, 1999. Gross margin increased $5.4 million, or 125 percent, due to a higher percentage mix of subscription revenues, which generate a higher margin as compared to other products and services revenue.

Operating Expenses

    Selling and marketing.  Selling and marketing expenses increased $4.7 million, or 114 percent, to $8.8 million in the nine months ended September 30, 2000, from $4.1 million in the same period in 1999. The increase in selling and marketing expenses in the first nine months of 2000 was primarily due to the addition of personnel, the expansion into Europe and increased advertising and promotional activities. We expect selling and marketing expenses to increase as more personnel are added to support our expanding selling and marketing efforts.

    Research and development.  Research and development expenses increased $2.1 million, or 82 percent, to $4.6 million in the nine months ended September 30, 2000 from $2.5 million in the same period in 1999. The increase in research and development expenses was primarily a result of increased personnel and development efforts and enhancements to Websense Enterprise.

    General and administrative.  General and administrative expenses decreased $401,000, or 14 percent, to $2.4 million in the nine months ended September 30, 2000 from $2.8 million in the comparable period in 1999. The decrease in general and administrative expenses in the first nine months of 2000 is primarily due to the expanded allocation of expenses to other departments and to non-recurring charges in the first quarter of 1999 which consisted of an additional allowance for doubtful accounts and compensation expenses for consultants. We expect general and administrative expenses to increase in the future, reflecting growth in operations and increased expenses associated with being a public company.

    Amortization of deferred compensation.  We recognized $1.6 million of deferred compensation expense in the first nine months of 2000, compared to $1.2 million in the comparable period in 1999 relating to the amortization of deferred compensation, an increase of $359,000, or 30 percent. The increase in the amortization expense is primarily due to the large number of option grants which occurred after March 1999 for which deferred compensation was recorded as well as deferred compensation recorded for options issued in the first quarter of 2000.

Interest Income (Expense), Net

    Net interest income increased $2.4 million, or 2,196 percent, from $108,000 in the first nine months of 1999 to $2.5 million in the comparable period in 2000. The increase over the first nine months of 1999 is due to the proceeds from the IPO being invested in March 2000.

Net Loss

    Net loss decreased $1.1 million, or 17 percent, from $6.2 million (or $0.84 loss per share) in the first nine months of 1999 to $5.2 million (or $0.32 loss per share) in the same period in 2000. This decrease was due to a combination of an increase in gross margin of $5.4 million, or 125 percent, an increase in interest income of $2.4 million, offset by an increase in operating expenses of $6.7 million, or 63 percent.

Liquidity and Capital Resources

    From our inception through March 2000, we financed our operations primarily through the sale of preferred equity securities. In total, we raised approximately $15.5 million, net of fees and expenses, through the sale of preferred equity securities. In March 2000, we closed our initial public offering with proceeds, net of underwriting fees and offering expenses, of approximately $65.7 million. In the past, we have also utilized available financing for the purchase of capital equipment.

    As of September 30, 2000, we had cash and cash equivalents of $11.2 million and investments in marketable securities of $66.6 million and an accumulated deficit of $20.0 million.

    Net cash provided by operating activities was $4.2 million in the nine months ended September 30, 2000 compared to $387,000 in the nine months ended September 30, 1999. The relative increase in cash provided by operating activities is primarily due to interest earnings on our cash invested and an increase in our subscriptions (which are initially recorded as deferred revenue).

    Net cash used in investing activities was $68.0 million in the nine months ended September 30, 2000 compared to $1.4 million in the nine months ended September 30, 1999. The relative increase in cash used in investing activities is primarily due to purchases of marketable securities.

    Net cash provided by financing activities was $64.3 million in the nine months ended September 30, 2000 compared to $10.3 million in the nine months ended September 30, 1999. This increase was primarily due to the completion in March 2000 of our initial public offering. We also repaid our outstanding equipment financing loans in the second quarter of 2000.

    In June of 2000 we entered into a loan and security agreement with a bank for a credit facility of $1.5 million. At September 30, 2000 we had $1.0 million available for drawing under this facility and $500,000 set aside for existing or future letters of credit. We have operating lease commitments of $1.5 million expiring in 2002 and $111,000 expiring in 2003.

    We believe that our cash and cash equivalents balances, investments in marketable securities and funds available under our existing credit facilities will be sufficient to satisfy our cash requirements for at least the next 12 months. We intend to continue to invest our cash in excess of current operating requirements in interest bearing, investment-grade securities. If existing cash is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a larger credit facility. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Risks and Uncertainties

    You should carefully consider the following information in addition to other information in this report before you decide to purchase our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. If any of these or other risks actually occurs the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a history of losses and, because we expect our operating expenses to increase in the future, we may never become profitable.

    We have experienced net losses in each of the last 15 fiscal quarters, and as of September 30, 2000, we had an accumulated deficit of $20.0 million. We incurred net losses of $5.6 million for the year ended December 31, 1998 and $9.3 million for the year ended December 31, 1999. We expect to continue to incur significant net losses for the foreseeable future. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:

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

    Substantially all of our revenues come from subscriptions for Websense Enterprise, and we expect this trend will continue for the foreseeable future. Subscription revenues accounted for approximately 95 percent of our total revenues through the first nine months of 2000, 83 percent of our total revenues as of December 31, 1999 and approximately 36 percent as of December 31, 1998. As a result, if for any reason revenues from Websense Enterprise decline or do not grow as rapidly as we anticipate, our operating results and our business will be significantly impaired. If Websense Enterprise fails to meet the needs of our target customers, or if it does not compare favorably in price and performance to competing products, our growth will be limited. We cannot assure you that Websense Enterprise will achieve continued market acceptance. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of Websense Enterprise. We cannot assure you, however, that we will be successful in achieving market acceptance of any new products that we develop or of enhanced versions of Websense Enterprise. Any failure or delay in diversifying our existing offerings could harm our business, results of operations and financial condition.

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

    Our indirect sales channels accounted for approximately 78 percent of our total revenues in the first nine months of 2000 and 71 percent in 1999. We anticipate that sales from our various indirect sales channels, including value-added resellers, distributors, original equipment manufacturers, Internet service providers and others, will account for an increasing percentage of our total revenues in future periods. None of these parties is obligated to continue selling our products or to make any purchases from us. Our ability to generate increased revenue depends significantly upon the ability and willingness of our indirect sales channels to market and sell our products to organizations worldwide. If they are unsuccessful in their efforts, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Many of our indirect sales channels also market and sell products that compete with Websense Enterprise. We may not be able to prevent these parties from devoting greater resources to support our competitors' products.

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

    Our future success also depends on our ability to sell subscriptions to existing customers for additional employees within their respective organizations. We believe that approximately 17 percent of our customers' employees are covered by Websense Enterprise. As a result, to increase our revenues we must sell our existing customers additional subscriptions for Websense Enterprise to get greater coverage of their workforces. This may require increasingly sophisticated sales efforts targeting senior management and other management personnel associated with our customers' Internet infrastructure.

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

    The success of Websense Enterprise depends on the breadth and accuracy of our database. Although our database currently catalogs more than 1.5 million web sites, it contains only a fraction of the material available on the Internet. In addition, the total number of web sites is growing rapidly, and we expect this rapid growth rate to continue in the future. We cannot assure you that our database and database technologies will be able to keep pace with the growth in the number of web sites, especially the growing number of web sites containing foreign languages. Further, the ongoing evolution of the Internet will require us to continually improve the functionality, features and reliability of our database. Because Websense Enterprise can only manage access to web sites included in our database, if our database does not contain a meaningful portion of relevant web sites, the effectiveness of Websense Enterprise will be significantly diminished. Any failure of our database to keep pace with the rapid growth and technological change of the Internet will impair the market acceptance of Websense Enterprise, which in turn will harm our business, results of operations and financial condition.

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

    We hired Mr. Carrington in May 1999 and Douglas C. Wride, our Chief Financial Officer, in June 1999. In addition, a majority of our management team has joined us in the last 24 months. Our future success depends on the integration of this management team and its ability to work together effectively. If our management team fails to work together effectively, our business could be harmed.

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

    We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 31 percent of our total revenues in the first nine months of 2000 and 21 percent in the year ended December 31, 1999. As a key component of our business strategy, we intend to expand our international sales. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

    We completed our initial public offering in March 2000. Prior to this offering, there was no public market for our common stock. We cannot predict whether an active trading market in our common stock will develop or how liquid that market may become.

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

We do not intend to pay dividends.

    Since we terminated our election to be treated as an "S" corporation in January 1998, we have not declared or paid any cash dividends on our common stock. We currently intend to retain any future cash flows from operations to fund growth and, therefore, do not expect to pay any dividends in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2000.

Part II—Other Information

Item 1.  Legal Proceedings

    We are currently not a party to any litigation that could have a material adverse effect on our results of operations, financial position or business.

Item 2.  Changes in Securities and Use of Proceeds

    (a) Not applicable.

    (b) Not applicable.

    (c) Not applicable.

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

Item 3.  Defaults upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    Our President and Chief Executive Officer, John B. Carrington, and our Vice President and Chief Financial Officer, Douglas C. Wride, have each informed us that, in order to diversify their investment portfolios while avoiding conflicts of interest or the appearance of any such conflict that might arise from their positions with the company, they have established written plans in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of their holdings of our common stock. In particular, we have been notified that Mr. Carrington intends to sell 6,057 shares of stock per week and that Mr. Wride intends to sell 2,000 shares of stock per week during a period commencing in November 2000 and ending in November 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Restated Bylaws(1)
27.1	Financial Data Schedule

(1)	Incorporated by reference to Exhibits 3.2 and 3.4 filed with our Registration Statement on Form S-1 (Registration No. 333-95619) on March 28, 2000.
(b)	Reports on Form 8-K
No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.
Date: November 14, 2000	By:	/s/ JOHN B. CARRINGTON John B. Carrington Chairman of the Board, President, and Chief Executive Officer
	By:	/s/ DOUGLAS C. WRIDE Douglas C. Wride Chief Financial Officer

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