Form 10-K
period 2000-12-31
WEBSENSE INC
filed 2001-03-29
CIK 1098277

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number 000-30093

Websense, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0380839 (I.R.S. Employer Identification Number)

10240 Sorrento Valley Road
San Diego, California 92121
858-320-8000
(Address of principal executive offices, zip code and telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.01 par value
                                                                                                              (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes /x/ No / / (2) Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 2001 was approximately $280 million (based on the closing price for shares of the registrant's Common Stock as reported by the Nasdaq National Market for that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person posseses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

   The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of February 28, 2001 was 19,821,162.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 30, 2001 are incorporated by reference into Part III.

   Certain exhibits filed with the Registrant's prior registration statements and forms 10-Q are incorporated herein by reference into Part IV of this Report.

Websense, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2000

i

PART I

Forward Looking Statements

    From time to time we have made and may continue to make "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This report on Form 10-K may contain forward looking statements. These statements, which represent our expectations or beliefs concerning various future events, include but are not limited to statements concerning the following:

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

Item 1. Business

Overview

    We provide employee Internet management products that enable businesses to monitor, report and manage how their employees use the Internet. Our primary product, Websense Enterprise, gives businesses the ability to rapidly implement and configure Internet access policies in support of their efforts to improve employee productivity, conserve network bandwidth and mitigate potential legal liability. Our flexible and easy-to-use software applications operate in conjunction with our proprietary database, which is available for daily incremental downloads. This database is organized into 67 categories and encompasses more than 1.6 million Web sites representing approximately 335 million Web pages. Our database is updated with approximately 3,000 newly categorized Web sites each business day using a proprietary process of automated site content assessment and classification with manual verification. Websense Enterprise is easy to deploy and use, and has minimal impact on an organization's information technology department. Our products can grow with our customers as they expand and support a broad range of network platforms, including proxy servers, cache appliances, firewalls and other network appliances and software.

INDUSTRY BACKGROUND

    The Internet has emerged as a critical business tool and an important communications and commerce platform for enterprises worldwide. As part of their overall business strategies, many organizations are using the Internet to enable business applications that are accessed over their corporate networks. Companies utilize the Internet to optimize their extended supply chains, automate their sales forces, track shipments and communicate with employees, customers, partners and suppliers. Due to the efficiencies, cost-savings and competitive advantages that can be gained by leveraging the Internet, many businesses are spending aggressively to build out their computer networks and information technology infrastructure. According to Cahners In-Stat Group, corporate spending on basic Internet infrastructure is expected to reach $220 billion by 2004. In order to accommodate a significant number of simultaneous users and the increasing volume of data transfer associated with enterprise Internet use, many organizations are making substantial investments in high bandwidth connections such as dedicated T-1 lines, enabling high speed Internet access.

    The Internet has also become a highly popular consumer medium for entertainment, information and commerce. Dataquest has projected that the number of corporate Internet users worldwide will grow from 137 million in 2000 to 260 million in 2003. This rapid adoption of the Internet has been accompanied by the remarkable growth in the number of consumer oriented content and commerce Web sites and by an ever-expanding assortment of Web-based consumer services. Internet users today have the ability to communicate through e-mail, retrieve news and information from numerous Internet sources, make online purchases of goods and services ranging from books to airline tickets to groceries, and otherwise access a broad range of non-business-related content and commerce Web sites. As the rapid evolution of Web content and technology continues, the amount of data, types of data and size of files traveling across the Internet have also grown. Consumers now access and download large, complex files such as streaming audio and video, MP3 music files, multi-player games and a variety of other content rich media, all of which consume large amounts of network bandwidth. Similarly, online banner advertising and marketing campaigns targeting consumer Internet users continue to evolve, consuming more bandwidth, particularly as Web-based advertising increasingly incorporates multimedia and streaming technologies.

    Internet access at work is fast, convenient and essentially free to employees. In general, employees enjoy unsupervised and unrestricted Internet access from their desktop computers. As a result, employees tend to use their employers' Internet connections for recreational "surfing" or personal matters during business hours. Non-business use of company Internet access by employees can result in lost employee productivity, increased network bandwidth consumption and potential legal liability. These factors in turn contribute to higher costs for companies that use the Internet.

    Recent research and news reports regularly document the hidden costs of open Internet access in the workplace. We believe that a substantial amount of employee Internet activity in the workplace is non-business-related, and that a significant portion of non-business-related e-commerce is conducted through an Internet connection at work. This non-business use of the Internet can consume large portions of expensive network bandwidth. According to a Saratoga Institute study that we commissioned, more than 60% of mid- to large-sized companies surveyed had disciplined employees for Internet misuse, and more than 30% of those companies had terminated employees for inappropriate Internet activity. For example, in July 2000, Dow Chemical fired 50 employees and suspended another 200 for inappropriate use of the Internet in the workplace. In addition, a company may be exposed to legal liability if online content accessed at the workplace is deemed to have created a hostile work environment for other employees.

    Businesses are increasingly recognizing the problem of personal Internet use in the workplace, and traditionally have attempted to manage or modify employee behavior through written policies. These policies are easily ignored and difficult to enforce. In order to monitor compliance with policy, managers may require their information technology professionals to review the log files generated by company servers of Web pages visited. This method of employee Internet management is generally cumbersome and time consuming, and often does not provide the company with useful information regarding the actual content or category of Web sites visited. Because this method does not proactively curtail undesirable Internet activity, employers are forced to discipline employee violations after the fact. As a result, some managers have lost a significant level of control over both their employees' productivity and the use of their information technology infrastructures.

    To address the problems associated with improper Internet use in the workplace, many businesses have sought products that enable them to proactively manage their employees' Internet access. Early Internet filtering software for the enterprise was largely derived from products that were originally developed to help parents prevent their children from accessing adult content at home, and used keyword matching to block content. These, and other more recent products, lack the ability to meet the needs of growing organizations, cannot operate on multiple network platforms, do not provide the flexibility required by management and can be labor-intensive to deploy, consuming valuable information technology resources. In addition, these applications generally do not operate in conjunction with a comprehensive database that is consistently refreshed. Moreover, many of these products' databases have typically focused on only a few categories such as sex, violence and inappropriate language, and do not have sufficiently broad coverage to address the wider range of non-business-related content accessible through the Internet.

    Workplace management of non-business-related Internet access is an increasingly important priority because of its impact on employee productivity, network bandwidth consumption and potential legal liability. Given the necessity of corporate Internet access and consumers' continuing adoption of the Web as a mass entertainment, information and commerce medium, we believe there is a significant opportunity for an employee Internet management product that effectively addresses the needs of businesses.

OUR EMPLOYEE INTERNET MANAGEMENT PRODUCTS

    We provide employee Internet management products that enable businesses to monitor, report and manage how their employees use the Internet. Our primary product is Websense Enterprise, a software and database package that gives business managers the ability to implement customized Internet access policies for different users and groups within the business, and supports an organization's efforts to improve employee productivity, conserve network bandwidth and mitigate potential legal liability. The software component of Websense Enterprise allows managers the flexibility to select the types of Internet content they wish to allow, block or defer access to based on the database categories we have defined. Our software enforces these managerial selections by comparing Web site requests with the Web site addresses we have categorized in our database. Websense Enterprise is sold on a subscription basis. The principal benefits of our products include:

    Increased Employee Productivity.  Websense Enterprise gives businesses the ability to more effectively monitor, report and manage employee Internet access, thereby reducing non-productive Internet use. Our software enables organizations to identify the pattern and scope of Internet use and to manage access to non-business related content or particular categories of Internet content chosen by an organization. In addition, our software allows managers to permit or deny Internet access based on the employee, type of user, time of day and type of content being accessed. Websense Enterprise may also be configured to defer access until after work hours, limiting workplace distractions but allowing appropriate use of the organization's high-speed Internet connection.

    Reduced Bandwidth Consumption.  We believe Websense Enterprise allows organizations to reduce bandwidth consumption by managing personal Internet use and access to Web sites, in particular those which may contain bandwidth-intensive content, such as streaming audio and video, MP3 music files, multi-player games and other rich media. Reducing the bandwidth consumed by non-business-related Internet traffic allows an organization to use its network more efficiently and effectively in performing important business tasks, and to avoid costs arising from the need to buy additional telecommunications services and networking equipment.

    Reduced Exposure to Potential Legal Liabilities.  Websense Enterprise supports organizations' efforts to reduce exposure to legal liability resulting from the improper use of the Internet in the workplace. By implementing our products in conjunction with an overall corporate Internet usage policy, organizations can proactively curtail access to objectionable Internet content such as adult entertainment, illegal activities and racism.

    In addition to the benefits above, our products provide these key features:

    Access to the Most Comprehensive Database.  We provide access to a proprietary database of over 1.6 million Web sites, representing approximately 335 million unique Web pages. Our database is cataloged into 67 different categories to enable organizations to determine the types of Internet content that are appropriate for their workplace culture. We add approximately 3,000 newly categorized Web sites each business day to our database and make these updates available to our customers for daily incremental downloads.

    Ability to Customize Employee Internet Access.  Websense Enterprise allows organizations to configure specific Internet access policies for various groups, user types or individuals. Through our easy-to-use browser interface, we enable managers to implement Internet access policy with limited impact on information technology resources and personnel. Organizations may choose Internet access options which include blocking Web sites completely or partially, setting time periods for access, allowing access but generating an exception report, or deferring access until after work hours.

    Ability to Scale and Operate on a Variety of Network Platforms.  Our software is designed to have minimal impact on network performance. Websense Enterprise is available on a broad range of network platforms, and can support up to 50,000 users on a single server. Our software works with popular proxy servers, firewalls and cache engines offered by Internet infrastructure providers such as Cisco, CacheFlow, Check Point, Inktomi, Microsoft Corp. and others.

STRATEGY

    Our objective is to maintain and strengthen our position in the market for employee Internet management products. Key components of our strategy include:

    Expand our Customer Base.  Our products have been deployed in more than 12,000 organizations worldwide. We believe our large installed base of customers provides our products with market credibility, and we intend to leverage this credibility to further our market penetration. We currently have over 130 international distributors and resellers covering more than 70 countries. To address this growing opportunity, we will continue to increase the number of international resellers and expand our database coverage beyond the English, French, German, Japanese and Spanish Web sites currently categorized. We believe that given the higher costs of Internet access in many foreign markets, the need to manage employee Internet use will be cost-driven.

    Aggressively Leverage Indirect Sales Channels.  We currently have 680 value-added resellers that focus on the U.S. market and over 130 international distributors and resellers primarily in Europe and Asia Pacific. Our indirect sales channels accounted for approximately 80% of our subscription revenue in 2000. We intend to increase our resources focused on developing these channels and, as a result, expect that the percentage of our total sales derived from our indirect channels will increase in the future. In addition, we plan to improve the productivity of our existing value-added resellers through lead development, marketing support, sales assistance and training. We intend to aggressively leverage and expand our indirect sales channels in both the domestic and international markets through recruiting programs and an ongoing sharing of subscription renewal fees.

    Increase Sales to Existing Customers.  Many of our customers are large businesses that have thousands of Internet-enabled employees. In most cases, these customers initially deploy the Websense Enterprise application in one or two internal departments and pay subscription fees based only on the number of Internet users in those departments. We believe that there is a large opportunity to sell our existing customers subscriptions for additional Internet users within their organizations. We intend to aggressively pursue renewals of existing subscription agreements and enterprise-wide deployment of Websense Enterprise within our existing customer base.

    Expand the Websense Product Offering.  We intend to continuously develop and update our software and database in order to keep current with the evolution of Internet content and technology. We plan to offer our customers enhanced reporting and management applications for Websense Enterprise as an incremental revenue opportunity. We also believe that our filtering and categorization of Internet content will enable us to sell subscriptions to subsets of our database on an incremental per-user basis. We also intend to provide additional software features, which address worker productivity and enterprise bandwidth consumption.

    Work Closely with Leading Internet Infrastructure Providers.  We intend to continue to work closely with Internet infrastructure providers such as Cisco, CacheFlow, Check Point and Inktomi. We have modified our software to integrate with each of these companies' products, and we intend to continue to work with these companies to migrate our software applications deeper into the network infrastructure, from proxy servers, firewalls and cache engines, to network routers. In addition, we plan to continue to sponsor co-marketing programs with these companies to associate our product with their established brands and enhance our market position.

    Develop and Maintain Leading Processes and Technologies.  We intend to continue developing proprietary processes and technologies that, we believe, give us a distinct competitive advantage. In the development and maintenance of our databases, we utilize a process of automated content assessment and classification with manual verification, which allows us to quickly, and accurately grow the size of our database. We believe based on our internal market research efforts that our competitors do not currently use software programs that assist in the development of their databases. We further believe that a larger and more accurate database will increase the market for our products because it provides our customers with a large number of categorized Web sites to use in developing and implementing their Internet management policies. In addition, we intend to continue to develop software and technology that will facilitate the integration of our products with the systems of our customers and Internet infrastructure providers in order to enable us to offer our products to a broader customer base than our competitors.

PRODUCTS AND SERVICES

    We develop and market a software and database application for managing employee access to the Internet. Our products consist of customizable software that reference our proprietary database. Our database of Web page addresses is organized into 67 categories, which are regularly updated and available for incremental daily downloads. In addition to our current offerings, we plan to introduce and market new products and services that will provide enterprises with additional flexibility in managing employee Internet access.

    Websense Enterprise.  Websense Enterprise is the foundation of our software offerings. Websense Enterprise integrates with an organization's network server, proxy server or firewall and is designed to work in networks of virtually any size and configuration without compromising security. The table below describes the platforms for which we currently offer our Websense Enterprise product.

Proxy Servers	Firewalls	Cache Engines	Appliances/Other

Microsoft Proxy Server	Check Point FireWall-1	CacheFlow Appliance	Content Technologies MIMEsweeper
Netscape Proxy Server	Cisco Secure PIX Firewall	Cisco Cache Engine/Content Engine
Websense Proxy Server	GTA GNAT Box	Inktomi Traffic Server
Internet Dynamics Conclave NetScreen Netopia Novell FireWALL SLM SecurIT Firewall

    We sell Websense Enterprise as a subscription based on the number of Internet users to be managed. Additional users, additional features and enhanced technical support are priced separately.

    Content Management.  Websense Enterprise enables employers to proactively manage employee Internet access based on the content of the requested Web site. Our software application gives managers the ability to customize, implement and modify Internet access policies for various groups, user types and individuals. An easy-to-use graphical interface enables business managers to define the categories of Web sites to which access will be managed during particular time periods of the day. The filtering software examines each Internet access request, determines the category of the requested Web site and applies the policies that have been defined by the company. There are several possible results for each request:

  •
  Allow. The request is allowed to proceed, because the organization has chosen not to restrict access to the category applicable to the Web site or because the requested Web site does not fall into any of our categories.

  •
  Block. The requested Web site is in a category that is not allowed to be accessed according to the policy in effect.

  •
  Defer and Save. The user can bookmark the requested Web site to a personalized AfterWork.com Web page for access at a later time when the organization's access policy is less restrictive. This Web page can also be accessed from alternative locations, such as from the employee's home.

  •
  Continue with Exception Report. The user is reminded about the organization's Internet usage policy, but can choose to access the requested Web site. Alternatively, the user can save the Web site as described above.

    The Websense Database. We offer an extensive and regularly updated database of Web sites. Our database currently catalogs more than 1.6 million Web sites representing approximately 335 million Web page addresses cataloged into 67 categories. We add approximately 3,000 newly categorized Web sites per business day to our database and make these updates available for incremental daily downloads.

    The breadth and specificity of Web site categories we have defined provide the enterprise flexibility in selecting which types of material should be allowed, blocked, deferred or reported. We define the categories, based on input we have received from our customers, to identify the types of materials that we believe employers would deem to be unacceptable, inappropriate or undesirable in a work environment. Categories in our database include the following:

Abortion Advocacy	Government	Racism/Hate
—Pro-life sites	—Military	Religion
—Pro-choice sites	—Political groups	—Non-traditional religions
Activist/Advocacy Groups	Health	—Traditional religions
Adult Material	Illegal/Questionable	Shopping
—Adult content	Information Technology	—Internet auction
—Nudity	—Hacking	—Real Estate
—Sex	—Proxy avoidance systems	Society and Lifestyle
—Sex Education	—Search engines and portals	—Alcohol & tobacco
—Lingerie and Swimsuit	—Web hosting	—Gay & lesbian issues
Business and Economy	—URL translation sites	—Personals & dating
—Financial data & services	Internet Communications	—Restaurants & dining
Drugs (as characterized by U.S. law)	—Web chat	—Hobbies
—Abused medications	—Web-based email	Special Events
—Prescribed medications	Job Search	Sports
—Supplements/Unregulated compounds	Militancy/Extremist	Tasteless
Education	News & Media	Travel
—Educational Institutions	—Alternative Journals
—Cultural Institutions	Premium Group I
Entertainment	—Advertisements
—MP3	—Freeware/Software Download
Gambling	—Instant Messaging
Games	—Online Brokerage & Trading
—Pay-to-Surf.

    Reporter.  Websense Reporter is a software application that is offered with Websense Enterprise. This application assists managers in analyzing Internet use within their organizations. Websense Reporter generates a wide variety of tabular and graphical reports on an organization's Internet usage. It analyzes information from Internet monitoring logs and builds visual charts in a variety of formats for easy distribution to and interpretation by managers. Websense Reporter enables managers to identify useful information, including summaries of categories of Web sites visited, requests to all destinations and details regarding individual destination requests.

    Professional Services.  Our professional services group provides technical support, training and consulting services. This group provides pre-sales and technical support for Websense Enterprise, sells services and resells third-party computers and firewall software.

CUSTOMERS

    We currently have subscription agreements covering approximately 7.5 million Internet-enabled employees. Our customers range from Fortune 500 companies to government and educational organizations. No customer accounted for more than 10% of our total revenues in 2000, 1999 or 1998.

SALES, MARKETING AND DISTRIBUTION

    Sales.  We sell our products and services through both indirect and direct channels. For 2000, indirect channel sales comprised approximately 80% of subscription revenues, while direct sales to end-users accounted for the remainder of our revenues. Our indirect channels include:

      Value-Added Resellers.  We currently have more than 680 domestic value-added resellers that sell our products in the United States, including AT&T Corporation, CDW and Network Guys, Inc.

      Distributors.  Internationally, we sell our products through a network of more than 130 distributors and resellers in over 70 countries, including distributors such as Alps System Information Co., Ltd. in Japan and Unipalm in Europe.

      Original Equipment Manufacturers.  Our product integrates into products manufactured by original equipment manufacturers. A number of these parties, including CacheFlow and eSoft, Inc, have provided us worldwide access to customers through their existing sales channels.

    Our sales efforts are coordinated worldwide through our sales team of approximately 30 individuals. The typical end-users buying directly from us are large organizations.

    In 2000 we generated approximately 31% of our subscription revenue and 28% of our total revenue from customers outside of North America. We expect international markets to provide increased opportunities for our products in the future. Our current international efforts are focused on expanding our indirect sales channels in Europe and Africa, strengthening the Asia/Pacific channels and establishing a further presence in Latin America.

    Marketing.  Our marketing strategy is to generate qualified sales leads, build our brand and raise corporate awareness of Websense as a provider of employee Internet management products. Our marketing efforts are targeted toward operational executives and decision makers within businesses, including information technology professionals, chief executives, upper level management and human resource personnel. We actively manage our public relations, communicating directly with technology professionals and the media, in an effort to promote greater awareness of the growing problem caused by employee misuse of the Internet at work. Our additional marketing initiatives include:

  •
  advertising in high-technology trade magazines, management journals and other business oriented periodicals;

  •
  participation in and sponsorship of trade shows and industry events;

  •
  direct mail campaigns;

  •
  cooperative marketing efforts with Internet infrastructure vendors, including Web link exchanges, joint press announcements, joint trade show activities, channel marketing campaigns, road shows and seminars; and

  •
  use of our Web site to communicate with our indirect sales channels, allow free trials and purchases of our products and provide product and company information to interested parties.

CUSTOMER SERVICE, TRAINING AND SUPPORT

    We believe that superior customer support is critical to retaining and expanding our customer base. Our technical support group provides dependable and timely resolution of customer technical inquiries and is available to customers by telephone, e-mail and over the Web. Our training services group delivers education, training and pre-sales support to our customers. We also offer online training to our customers and resellers to provide them with the knowledge and skills to successfully deploy, use and maintain our products. Our customer service team is responsible for handling general customer inquiries, answering questions about the ordering process, investigating the status of orders and payments, as well as processing customer orders. In addition, our customer service team uses our e-mail system to proactively update customers on a variety of topics, including release dates of new products and updates to existing products.

RESEARCH AND DEVELOPMENT

    We have invested significant time and resources in creating a structured process for undertaking product and database development projects. The research and development department is divided into several groups, which include database production, software development, quality assurance and documentation. Individuals are grouped along product lines and work as part of cross-disciplined teams designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully.

TECHNOLOGY

    Software Architecture.  Websense Enterprise is a server-based system designed to function without compromising security in networks of virtually any size and configuration. Websense Enterprise is composed of an integrated system of monitoring, reporting and management applications. It is designed to accommodate network growth without impairing performance or requiring major overhauls and can scale to support networks of up to 50,000 users on a single server. Websense Enterprise integrates with major firewalls, proxy servers and caching engines. We have designed our products to run on multiple network platforms and in multiple locations.

    Database Content Analysis and Updating.  We use a process of automated content assessment and classification with manual verification to gather and classify new Web sites for our database. Our automated search technology uses Java-based tools and proprietary pattern recognition systems to automatically search the Internet to identify and catalog Web sites into one of our 67 database categories.

COMPETITION

    The market for Internet-filtering software and related services is immature, fragmented, highly competitive, quickly evolving and subject to rapid technological change. We expect that competition will intensify. Increased competition may result in reduced market acceptance of our products, price reductions and reduced gross margins, any of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. Our current principal competitors include:

  •
  companies offering network filtering products, such as SurfControl, Secure Computing Corporation, Symantec Corporation and N2H2 Incorporated;

  •
  companies offering network reporting products, such as Telemate.Net Software Inc., WebTrends Corporation and

  •
  companies offering client-based software and hardware filtering products, such as 8e6 Technologies.

    We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle employee Internet management products with their offerings. We also compete against and expect increased competition from traditional network management software developers and Web management service providers. Many of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing or other resources than we do. They may have significantly greater name recognition, established marketing relationships and access to a larger installed base of customers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the functionality of their products to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

    We believe that the principal competitive factors in the market for our products include:

  •
  a product's ability to scale and support the requirements of complex networks;

  •
  use of a large and professionally maintained category database;

  •
  breadth of product line, giving customers a number of implementation choices;

  •
  depth of monitoring, reporting and analysis capabilities;

  •
  capacity to integrate with key network providers;

  •
  quality of customer support; and

  •
  price and payment methods.

INTELLECTUAL PROPERTY RIGHTS

    Our intellectual property rights are important to our business. We rely on a combination of trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and Websense brand. We have registered our Websense trademark in the United States, Japan and the European Union. Effective trademark protection may not be available in every country where our products are available.

    We currently have two patent applications pending in the United States and two pending international patent applications that seek to protect our proprietary database and filtering technologies. We do not have any issued patents and our pending patent applications may not result in issued patents.

    Our policy is to enter into confidentiality and invention assignment agreements with all employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. These protections, however, may not be adequate to protect our intellectual property rights.

EMPLOYEES

    As of December 31, 2000, we had 179 employees. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

EXECUTIVE OFFICERS

    Our executive officers and their ages as of December 31, 2000 are as follows:

Name	Age	Position(s)
John B. Carrington	56	Chairman of the Board, President and Chief Executive Officer
Harold M. Kester	54	Chief Technology Officer
Douglas C. Wride	47	Chief Financial Officer
J. Cleve Adams	45	Vice President of Sales
Karen V. Goodrum	43	Vice President of Finance and Administration
Geoff Haggart	45	Vice President of Europe, Middle East and Africa Sales
Ronald B. Hegli	40	Vice President of Engineering
Andrew Meyer	42	Vice President of Marketing

    John B. Carrington has served as our President and Chief Executive Officer since May 1999 and has served as our Chairman since June 1999. Prior to joining Websense, Mr. Carrington was Chairman, President and Chief Executive Officer of Artios, Inc., a provider of hardware and software design solutions to companies in the packaging industry, from August 1996 until it was acquired by BARCO n.a. in December 1998. From September 1991 to October 1995, Mr. Carrington was President and Chief Executive Officer of Digitalk, Inc., a software development tools company, which has since merged to form ParcPlace-Digitalk, Inc. Mr. Carrington currently serves on the boards of directors for Interact Corp, a sales automation and e-commerce provider, and Digital Lava, Inc., a provider of video publishing and management tools. He received his B.S. in Business Administration from the University of Texas.

    Harold M. Kester has served as our Chief Technology Officer since June 1999. Prior to joining us, from August 1993 to June 1999, Mr. Kester served as Vice President of Encyclopedia Britannica, a provider of general reference materials on a multitude of subjects, and General Manager and Chief Scientist of its La Jolla Research Laboratory. Prior to his employment with Encyclopedia Britannica, Mr. Kester founded The Del Mar Group, a provider of information retrieval software products. Mr. Kester received his B.A. in Mathematics from California State University, Long Beach.

    Douglas C. Wride has served as our Chief Financial Officer since June 1999. From March 1997 to December 1998, Mr. Wride served as Chief Financial Officer of Artios, Inc. Mr. Wride also served as Chief Operating Officer of Artios from July 1997 to December 1998. From April 1996 to March 1997, Mr. Wride served as Chief Operating Officer and Chief Financial Officer of NetCount, LLC, a provider of Internet measurement and research services. From February 1992 to January 1996, Mr. Wride was Chief Financial Officer at Digitalk, Inc. Mr. Wride has also held senior-level positions with SSD Management, Inc., a developer of network communications software for wide area networks and Accountants Overload Group, an accounting, finance, bookkeeping and data processing job placement company, and spent 11 years in the entrepreneurial technology group at Price Waterhouse & Co. Mr. Wride is a C.P.A and received his B.S. in Business/Accounting from the University of Southern California.

    J. Cleve Adams has served as our Vice President of Sales since September 1997. From January 1996 to August 1997, Mr. Adams served as Executive Vice President of Sequel Technology, Inc., an Internet applications company. From June 1994 to October 1995, Mr. Adams served as Vice President of Sales for Acusoft, a client-server start-up. Mr. Adams has also held sales positions with Novell and Texas Instruments. He received his B.S. in Education from the University of LaVerne.

    Karen V. Goodrum has served as our Vice President of Finance and Administration since August 2000. From January 1997 to February 2000, Ms. Goodrum served as Chief Financial Officer for COMPS.Com, Inc., a provider of commercial real estate information services. Ms. Goodrum previously served as Vice President of Finance and Administration for COMPS.Com, Inc. from September 1993 to January 1997. Ms. Goodrum received her B.A. in Education from the University of Maryland, College Park, and her M.B.A. from San Diego State University.

    Geoff Haggart has served as our Vice President of Europe, Middle East and Africa Sales since February 2000. From February 1997 to February 2000, Mr. Haggart served as Vice President of European/International Operations for Continuus Software, a manufacturer and distributor of software change management solutions. Mr. Haggart previously served as Managing Director—UK for Continuus Software from September 1995 to February 1997. Mr. Haggart has also held management and technical positions for a number of companies in Europe and the Middle East, including Legent, Cincom Systems and Bahrain Petroleum Company.

    Ronald B. Hegli has served as our Vice President of Engineering since March 1999. Prior to joining us, from August 1998 to March 1999, Mr. Hegli served as Director of Product Development for Nuera Communications, an Internet protocol telephony vendor. From March 1994 to April 1998, Mr. Hegli served as Vice President of Engineering with TriTeal Corp., a graphical user interface software developer. TriTeal Corp. filed a bankruptcy petition in April 1999. Mr. Hegli received his B.S. in Nuclear Engineering from Oregon State University and an M.S. in Mechanical Engineering from the University of California, Berkeley.

    Andrew Meyer has served as our Vice President of Marketing since August 1999. From November 1997 to August 1999, Mr. Meyer served as Vice President of Marketing for Epicor Software (formerly Platinum Software), a provider of enterprise resource planning software. From September 1993 to November 1997, Mr. Meyer was Director of Marketing for Scientific-Atlanta, a cable television and telecommunications manufacturer. Mr. Meyer received his bachelor's degree in Mechanical Engineering from Georgia Tech and an M.B.A. from the University of New Orleans.

Item 2. Properties

    Our corporate headquarters and principal offices are located in San Diego, California, where we lease approximately 51,000 square feet. This lease expires in August 2002, with an option to extend the lease for an additional three years. We believe that our current space is adequate for our current and identified future needs. We lease space for our Europe headquarters in an executive suite arrangement on an annual basis.

Item 3. Legal Proceedings

    We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

    Our Common Stock is traded on the Nasdaq National Market under the symbol "WBSN." The Common Stock was initially offered to the public on March 28, 2000 at $18.00 per share. The following table sets forth the range of high and low closing prices on the Nasdaq National Market of our Common Stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2000	High	Low
First Quarter (subsequent to March 28)	$48.06	$39.63
Second Quarter	41.25	15.38
Third Quarter	29.00	12.75
Fourth Quarter	23.38	10.38

    To date, the we have neither declared nor paid any dividends on the Common Stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on the Common Stock in the foreseeable future. As of February 28, 2001, there were 111 holders of record of the Common Stock.

Use of Proceeds

    On March 31, 2000 we closed the sale of 4,000,000 shares of our Common Stock, $0.01 par value, in our initial public offering (the "Offering"). The shares of Common Stock sold in the Offering were registered under the 1933 Act on a Registration Statement on Form S-1 (Reg. No. 333-95619) that was declared effective by the SEC on March 27, 2000. After deducting the underwriting discounts and commissions and various Offering expenses, we received net proceeds from the Offering of approximately $65.7 million. A portion of the proceeds from the Offering was used to repay the $1.5 million balance of our fixed term loan agreements with a financial institution. We currently have approximately $64.2 million in proceeds remaining from the Offering. We intend to use these proceeds for general corporate purposes, including working capital. We may also use a portion of the net proceeds for acquisitions of businesses, products and technologies, or the establishment of new business opportunities that are complementary to our current and future business.

Item 6. Selected Financial Data

     You should read the following selected financial data in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report. We derived the statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2000 and 1999 from our financial statements audited by Ernst & Young LLP, which appear elsewhere in this report. We derived the statement of operations data for the year ended December 31, 1997 and the balance sheet data as of December 31, 1998 and 1997 from our financial statements audited by Ernst & Young LLP, which are not included in this annual report. We derived the statement of operations data for the year ended December 31, 1996 and the balance sheet data as of December 31, 1996 from our unaudited financial statements, which are not included in this annual report. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except for per share data)
Statement of Operations Data:
Revenues:
Subscriptions	$16,680	$7,141	$2,503	$637	$14
Other products and services	761	1,506	4,416	4,383	2,576

Total revenues	17,441	8,647	6,919	5,020	2,590
Cost of revenues:
Subscriptions	1,989	1,084	736	218	73
Other products and services	718	1,191	3,724	3,214	1,496

Total cost of revenues	2,707	2,275	4,460	3,432	1,569

Gross margin	14,734	6,372	2,459	1,588	1,021
Operating expenses:
Selling and marketing	12,726	6,311	4,597	1,720	438
Research and development	6,287	3,913	1,789	528	146
General and administrative	3,491	3,805	1,715	767	406
Amortization of stock-based compensation	1,938	1,822	—	—	—

Total operating expenses	24,442	15,851	8,101	3,015	990

Income (loss) from operations	(9,708)	(9,479)	(5,642)	(1,427)	31
Interest income (expense)	3,761	225	33	(35)	(4)

Net income (loss)	$(5,947)	$(9,254)	$(5,609)	$(1,462)	$27

Net income (loss) per share:
Basic and diluted	$(0.35)	$(1.25)	$(0.80)	$(0.21)	$—

Weighted average shares	16,882	7,403	7,000	7,000	7,000

	As of December 31,
	2000	1999	1998	1997	1996
Balance Sheet Data:
Cash and cash equivalents	$13,106	$10,735	$1,753	$123	$41
Investments in marketable securities	68,153	—	—	—	—
Working capital (deficit)	69,019	5,222	(377)	(1,350)	87
Total assets	92,454	16,756	4,355	1,625	837
Deferred revenue	24,487	11,593	4,236	1,132	77
Debt	—	1,497	496	—	—
Total stockholders' equity (deficit)	64,064	1,642	(1,217)	(1,340)	242

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report. See "Factors Affecting our Operating Results" regarding certain factors known to us that could cause reported financial information not to be necessarily indicative of future results.

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

    In 1999, we changed our name to Websense, Inc. and completed our change in business strategy. In the same year, we expanded our senior management team, raised approximately $9.8 million in a private round of financing and further strengthened indirect sales channels and business relationships. In December 1999, we released version 4.0 a redesigned version of Websense Enterprise; our most recent version was released in October 2000. We currently derive a substantial majority of our revenues from subscriptions to this solution and expect this trend to continue in the future. When a purchase decision is made, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. Upon entering into the subscription agreement, we promptly invoice customers for their subscriptions. Generally, payment is due for the full term of the subscription within 30 days of the invoice. We recognize revenue on a straight-line basis over the term of the subscription agreement. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers who wish to resubscribe must do so at our then current rates to continue using Websense Enterprise. Our revenue is significantly influenced by subscription renewals, and a decrease in subscription renewals could negatively impact our revenue.

    We also derive revenues from professional services for the implementation of our products and from resale of hardware and software. We recognize revenues for these services and products upon their completion or delivery. These revenues declined significantly in 2000 due to the shift in business strategy. We expect these revenues to continue to decline as a percent of total revenues for the foreseeable future.

    In 2000, we derived 28% of revenues from international sales compared to 21% in 1999. We are continuing to expand our international operations, particularly in selected countries in the European and Asia Pacific markets, because we believe international markets represent a significant growth opportunity.

    We currently sell Websense Enterprise through indirect (approximately 80% of subscription revenue) and direct (approximately 20% of subscription revenue) channels; however, our strategy is to increasingly rely on indirect sales channels. Domestically, we sell solutions through more than 680 Value Added Resellers, or VARs, and through our direct sales force. Internationally, we distribute Websense Enterprise through more than 130 distributors and resellers in over 70 countries who resell our solution through VARs and their resellers. In addition, we leverage the sales and marketing capabilities of the original equipment manufacturers, or OEMs, and other key providers of complementary hardware and software products.

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

Results of Operations

    The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Years ended December 31,
	2000	1999	1998
Revenues:
Subscriptions	96%	83%	36%
Other products and services	4	17	64

Total revenues	100	100	100
Cost of revenues:
Subscriptions	12	13	11
Other products and services	4	14	53

Total cost of revenues	16	27	64

Gross margin	84	73	36
Operating expenses:
Selling and marketing	73	73	66
Research and development	36	45	26
General and administrative	20	44	25
Amortization of stock-based compensation	11	21	—

Total operating expenses	140	183	117

Loss from operations	(56)	(110)	(81)
Interest income, net	22	3	0

Net loss	(34)%	(107)%	(81)%

Years ended December 31, 2000 and 1999

Revenues

    Subscriptions.  Subscription revenue increased from $7.1 million in 1999 to $16.7 million in 2000. This increase of $9.6 million was primarily a result of the addition of new customers (approximately $6.2 million) during 2000 as well as renewals by existing customers (approximately $3.4 million). Subscription revenue accounted for 96% of total revenues in 2000 compared to 83% in 1999. The increase as a percentage of sales is due to our focus on selling Websense Enterprise.

    Other products and services.  Other products and services revenue, which include revenues from professional services and from the resale of computers and firewall software, decreased from $1.5 million in 1999 to $761,000 in 2000. Other products and services revenue accounted for 4% of revenues in 2000 compared to 17% in 1999. The decrease as a percentage of sales in 2000 is consistent with the strategy that has transformed Websense from a network security service organization and reseller of third party security software to a provider of subscription-based employee Internet management products.

Cost of Revenues

    Cost of subscriptions.  Cost of subscriptions consists of the costs of Web site review, technical support and infrastructure costs associated with maintaining our database. Cost of subscriptions increased from $1.1 million in 1999 to $2.0 million in 2000. This increase was primarily due to additional technical support personnel and the development of automation tools by our database group, as well as increased allocated facilities and human resource costs in 2000. Cost of subscriptions as a percentage of subscription revenue decreased to 12% in 2000 from 15% in 1999. This decrease in costs of subscription revenue as a percentage of subscription revenue was due to increased revenue and the relative fixed nature of these costs.

    Cost of other products and services.  Cost of other products and services consists primarily of the cost of resale software and related hardware. Cost of other products and services decreased from $1.2 million in 1999 to $718,000 in 2000. The costs have decreased as a result of the shift in focus away from reselling hardware and software. Cost of other products and services as a percentage of other products and services revenue increased to 94% in 2000 compared to 79% in 1999 primarily due to lower volume discounts on the firewall software and hardware that we resold.

Gross Margin

    Gross margin increased from $6.4 million in 1999 to $14.7 million in 2000. The increase was due to a higher percentage mix of subscription revenues, which generate a higher margin as compared to other products and services.

Operating Expenses

    Selling and marketing.  Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, advertising, promotions and travel. Selling and marketing expenses increased from $6.3 million in 1999 to $12.7 million in 2000. The $6.4 million increase in selling and marketing expenses in 2000 was primarily due to increased headcount costs of $2.6 million, increases in advertising and promotional costs of $1.3 million, increased travel costs of $328,000 and increased allocations of information technology, facilities and human resource costs of $2.2 million. We expect our selling and marketing expenses to increase as we add personnel to expand our selling and marketing efforts.

    Research and development.  Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, facilities costs and equipment depreciation. Research and development expenses increased from $3.9 million in 1999 to $6.3 million in 2000. The increase of $2.4 million in research and development expenses was primarily a result of increased headcount of $1.0 million and increased allocations of information technology, facilities and human resource costs of $1.4 million.

    General and administrative.  General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, human resources and administrative personnel, third party professional service fees and allocated facilities and depreciation expenses. General and administrative expenses decreased from $3.8 million in 1999 to $3.5 million in 2000. The $300,000 decrease in general and administrative expenses in 2000 is primarily due to the expanded allocation of information technology, facilities and human resource costs to other departments of $600,000 and to non-recurring charges in the first quarter of 1999 which consisted of an additional allowance for doubtful accounts of $100,000 partially offset by increased costs related to being a public company of $400,000. We expect general and administrative expenses to increase in the future, reflecting growth in operations and increased expenses associated with being a public company

    Amortization of stock-based compensation.  Amortization of stock-based compensation increased from $1.8 million in 1999 to $1.9 million in 2000. There was no amortization of stock-based compensation in periods prior to 1999. The increase in the amortization expense in 2000 is primarily due to the large number of option grants that occurred after March 1999 for which deferred compensation was recorded as well as deferred compensation recorded for options issued in the first quarter of 2000.

Interest Income, Net

    Net interest income increased from $225,000 in 1999 to $3.8 million in 2000. This increase reflects an increase in interest income generated from higher average cash balances and investments in marketable securities in 2000, which included the proceeds from our initial public offering completed in March 2000.

Years ended December 31, 1998 and 1999

Revenues

    Subscriptions.  Subscription revenue increased from $2.5 million in 1998 to $7.1 million in 1999. This increase of $4.6 million was primarily a result of a focus on the sale of our Websense Enterprise products in 1999, which resulted in the addition of new customers (accounting for approximately $3.4 million of the increase) as well as renewals by existing customers (accounting for approximately $1.2 million of the increase). Subscription revenue accounted for 83% of total revenues in 1999 as compared to 36% in 1998.

    Other products and services.  Other products and services revenue decreased from $4.4 million in 1998 to $1.5 million in 1999. Other products and services revenue accounted for 17% of total revenues in 1999 as compared to 64% in 1998. The decrease as a percentage of sales in 1999 is consistent with the strategy that has transformed Websense from a network security service organization and reseller of third party security software to a provider of subscription-based employee Internet management products.

Cost of Revenues

    Cost of subscriptions.  Cost of subscriptions increased from $736,000 in 1998 to $1.1 million in 1999. Cost of subscriptions as a percentage of subscription revenue was 15% in 1999 and 29% in 1998. This decrease in cost of subscriptions as a percentage of subscription revenue was due to increased revenue and the relatively fixed nature of these costs.

    Cost of other products and services.  Cost of other products and services decreased from $3.7 million in 1998 to $1.2 million in 1999. The costs decreased as a result of the shift in focus away from reselling hardware and software. Cost of other products and services as a percentage of other products and services revenue was 79% in 1999 and 84% in 1998. This percentage decrease was due primarily to decreased sales of low-margin hardware products.

Gross Margin

    Gross margin increased from $2.5 million in 1998 to $6.4 million in 1999. The increase was due to a higher percentage mix of subscription revenues, which generate a higher margin as compared to other products and services.

Operating Expenses

    Selling and marketing.  Selling and marketing expenses increased from $4.6 million in 1998 to $6.3 million in 1999. The increase in selling and marketing expenses of $1.7 million in 1999 was primarily due to increases in headcount of $1.3 million and promotional expenses of $748,000, and was partially offset by a decrease in advertising expenses of $483,000.

    Research and development.  Research and development expenses increased from $1.8 million in 1998 to $3.9 million in 1999. The increase in research and development expenses was primarily a result of increased development efforts and enhancements to Websense Enterprise.

    General and administrative.  General and administrative expenses increased from $1.7 million in 1998 to $3.8 million in 1999. The increase in general and administrative expenses in 1999 was primarily due to significant investments in increased headcount of $1.0 million, facilities of $268,000 and information technology of $327,000 to support an expansion in the scope of our business

    Amortization of stock-based compensation.  There was no amortization of stock-based compensation in periods prior to 1999.

Interest Income, Net

    Net interest income.  Net interest income increased from $33,000 in 1998 to $225,000 in 1999. The increase in 1999 resulted primarily from the investment of proceeds from our Series B convertible preferred stock financing in 1999.

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

    As of December 31, 2000, we had cash and cash equivalents of $13.1 million and investments in marketable securities of $68.2 million and an accumulated deficit of $20.8 million.

    Net cash provided by operating activities was $7.7 million in 2000 compared to net cash used in operating activities of $422,000 in 1999 and $3.2 million in 1998. The increase in cash provided by operating activities in 2000 is primarily due to interest earnings on our cash invested and an increase in our subscriptions (which are initially recorded as deferred revenue). In 1999 and 1998, cash used in operations was primarily the result of our net losses and increases in accounts receivable, partially offset by increases in deferred revenue.

    Net cash used in investing activities was $70.3 million in 2000 compared to $1.7 million in 1999 and $802,000 in 1998. The relative increase in cash used in investing activities in 2000 is primarily due to purchases of marketable securities using proceeds of our initial public offering in March 2000. In 1999 and 1998, cash used in investing activities consisted primarily of capital expenditures, related to our investments in computer equipment and facilities, which were required to support our business expansion.

    Net cash provided by financing activities was $64.9 million in 2000 compared to $11.1 million in 1999 and $5.6 million in 1998. The increase in cash provided by financing activities in 2000 was primarily due to net proceeds of $65.7 million from the completion in March 2000 of our initial public offering, reduced by $1.5 million of repayments of our outstanding equipment financing notes payable in the second quarter of 2000. In 1999, cash provided by financing activities consisted primarily of $9.8 million received from the sale of Series B Convertible Preferred Stock and $1.3 million in proceeds from borrowings. In 1998, cash provided by financing activities consisted primarily of $5.7 million received from the sale of Series A Convertible Preferred Stock, reduced by repayments of notes payable.

    In June 2000 we entered into a loan and security agreement with a bank for a credit facility of $1.5 million. At December 31, 2000 we had $1.0 million available for drawing under this facility and $500,000 set aside for existing or future letters of credit. We have operating lease commitments of $1.6 million expiring at various dates through August 2003.

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

Summarized Quarterly Data (Unaudited)

    The following tables present unaudited quarterly financial information, for the eight quarters ended December 31, 2000. We believe this information reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period. (In thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2000
Net revenue	$3,125	$3,794	$4,743	$5,779
Gross margin	2,506	3,130	4,063	5,035
Loss from operations	(2,913)	(2,801)	(1,946)	(2,048)

Net loss	(2,809)	(1,583)	(789)	(766)

Basic and diluted loss per share(1)	(0.32)	(0.08)	(0.04)	(0.04)

1999
Net revenue	$1,667	$1,934	$2,330	$2,716
Gross margin	1,144	1,407	1,763	2,059
Loss from operations	(1,526)	(2,313)	(2,505)	(3,135)

Net loss	(1,510)	(2,395)	(2,331)	(3,018)

Basic and diluted loss per share(1)	(0.22)	(0.33)	(0.29)	(0.36)

(1)
Basic and diluted net loss per share computations for each quarter are independent and may not add up to the net loss per share computation for the respective year. See Note 1 of Notes to the Financial Statements for an explanation of the determination of basic and diluted net loss per share.

FACTORS AFFECTING OUR OPERATING RESULTS

    You should carefully consider the following information in addition to the other information in this report before you decide to purchase our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company. If any of these or other risks actually occur, the trading price of our common stock could decline and you may lose all or part of your investment.

We have a history of losses and, because we expect our operating expenses to increase in the future, we may never achieve or maintain profitability.

    We have experienced net losses in each of the last 19 fiscal quarters, and as of December 31, 2000, we had an accumulated deficit of $20.8 million. We incurred net losses of $5.9 million, $9.3 million and $5.6 million for the years ended December 31, 2000, 1999 and 1998 respectively. We may continue to incur significant net losses in the future and may be unable to achieve or maintain profitability unless our revenues increase at a greater rate than our operating expenses. We currently expect our operating expenses to increase substantially, as we, among other things:

  •
  expand our Websense product offerings;
  •
  expand our domestic and international selling and marketing activities;
  •
  increase our research and development efforts to upgrade our existing products and develop new products and technologies;
  •
  develop and expand our proprietary database and systems;
  •
  upgrade our operational and financial systems, procedures and controls; and
  •
  hire additional personnel, including additional engineers and other technical staff.

    We will need to significantly increase our revenues to achieve and maintain profitability. If we fail to increase revenues from subscription fees for Websense Enterprise, we will continue to experience losses indefinitely. We also may fail to accurately estimate and assess our increased operating expenses as we grow. If our operating expenses exceed our expectations, our financial performance will be adversely affected, which could cause the price of our common stock to decline.

We are an early-stage company with an unproven business model, which makes it difficult to evaluate our current business and future prospects.

    We have only a limited operating history upon which to base an evaluation of our current business and future prospects. We began offering our employee Internet management software in September 1996, but only since May 1998, when we released our first version of Websense Enterprise as a significant enhancement to our original product, have we directed a majority of our focus on this market. We introduced the most recent version of Websense Enterprise in October 2000. As a result, the revenue and income potential of our business and our market are unproven. In addition, we have very limited historical data with respect to subscription renewals because we sell subscriptions that range from one to three years in length and have only been selling Websense Enterprise for less than three and one-half years. Further, because of our limited operating history and because the market for employee Internet management products is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing, you should consider an investment in our stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Because we expect to derive substantially all of our future revenue from subscription fees for Websense Enterprise, any failure of this product to satisfy customer demands or to achieve more widespread market acceptance will seriously harm our business.

    Substantially all of our revenues come from subscriptions for Websense Enterprise, and we expect this trend will continue for the foreseeable future. Subscription revenues accounted for approximately 96% of our total revenues for the year ended December 31, 2000, 83% of our total revenues for the year ended December 31, 1999 and approximately 36% for the year ended December 31, 1998. As a result, if for any reason revenues from Websense Enterprise decline or do not grow as rapidly as we anticipate, our operating results and our business will be significantly impaired. If Websense Enterprise fails to meet the needs of our target customers, or if it does not compare favorably in price and performance to competing products, our growth will be limited. We cannot assure you that Websense Enterprise will achieve continued market acceptance. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of Websense Enterprise. We cannot assure you, however, that we will be successful in achieving market acceptance of any new products that we develop or of enhanced versions of Websense Enterprise. Any failure or delay in diversifying our existing offerings could harm our business, results of operations and financial condition.

The market for employee Internet management products is emerging, and if we are not successful in promoting awareness of the need for Websense Enterprise and of our Websense brand, our growth may be limited.

    Based on our experience with potential customers, we believe that many corporations are unaware of the existence or scope of problems caused by employee misuse of the Internet. In addition, there may be a time-limited opportunity to achieve and maintain a significant share of the market for employee Internet management products due in part to the emerging nature of this market and the substantial resources available to our existing and potential competitors. We spent approximately $3.5 million of our marketing communications resources in 2000 to promote awareness of the problems caused by employee misuse of Internet access in the workplace, but we cannot assure you that we will be successful in this effort. If employers do not recognize or acknowledge these problems, then the market for Websense Enterprise may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of our Websense brand is critical to achieving widespread acceptance of our existing and future employee Internet management products. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our Websense brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. If we fail to successfully promote our Websense brand, or if our expenses to promote and maintain our Websense brand are greater than anticipated, our results of operations and financial condition could suffer.

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

    Our future success also depends on our ability to sell subscriptions to existing customers for additional employees within their respective organizations. We believe that approximately 17% of our customers' employees are covered by Websense Enterprise. As a result, to increase our revenues we must sell our existing customers additional subscriptions for Websense Enterprise to get greater coverage of their workforces. This may require increasingly sophisticated sales efforts targeting senior management and other management personnel associated with our customers' Internet infrastructure.

Because we recognize revenue from subscriptions for Websense Enterprise ratably over the term of the subscription, downturns in sales may not be immediately reflected in our revenues.

    We expect that a substantial majority of our future revenues will come from subscriptions to Websense Enterprise. Upon execution of a subscription agreement, we invoice our customers for the full term of the subscription agreement. We then recognize revenue from customers over the terms of their subscription agreements which generally have a duration of 12, 24 or 36 months. As a result, a majority of revenues we recognize in each quarter is deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this deferred revenue, the revenues we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of Websense Enterprise.

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

    Our indirect sales channels accounted for approximately 80% of our subscription revenues in 2000 and 71% in 1999. We anticipate that sales from our various indirect sales channels, including value-added resellers, distributors, original equipment manufacturers, Internet service providers and others, will account for an increasing percentage of our total revenues in future periods. None of these parties is obligated to continue selling our products or to make any purchases from us. Our ability to generate increased revenue depends significantly upon the ability and willingness of our indirect sales channels to market and sell our products to organizations worldwide. If they are unsuccessful in their efforts, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Many of our indirect sales channels also market and sell products that compete with Websense Enterprise. We may not be able to prevent these parties from devoting greater resources to support our competitors' products.

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

    The market for our products is intensely competitive and is likely to become even more so in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of Websense Enterprise to achieve or maintain more widespread market acceptance, any of which would have a material adverse effect on our business, results of operations and financial condition. Our current principal competitors include:

  •
  companies offering network filtering products, such as SurfControl, Secure Computing, Symantec and N2H2;
  •
  companies offering network reporting products, such as Telemate.Net and WebTrends; and
  •
  companies offering client-based software filtering products, such as 8E6.

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

    We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 28% of our total revenues in 2000 and 21% in 1999. As a key component of our business strategy, we intend to expand our international sales. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

  •
  dependence on foreign distributors and their sales channels;
  •
  the ability of our Websense Enterprise products to properly categorize and filter Web sites containing foreign languages;
  •
  laws and business practices favoring foreign competitors;
  •
  compliance with multiple, conflicting and changing governmental laws and regulations, including tax laws and regulations;
  •
  foreign currency fluctuations;
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

Negative economic conditions in the United States and in the other countries and geographic areas in which we offer our products may negatively impact our ability to achieve and maintain profitability.

    We have seen a rapid and increasingly severe economic downturn in the United States and in the other international markets in which we offer our products in the first quarter of 2001. This downturn may impact our ability to reach profitability by:

  •
  negatively affecting growth in demand for our products and services;
  •
  causing some of our customers to be unable to pay for subscriptions they have ordered; and
  •
  decreasing the renewal rate of subscriptions by our existing customers.

    In addition, the economic downturn may force companies to prioritize expenditures and we cannot be sure that subscriptions to our products will be seen as necessary expenditures in a slowing economy. There can be no certainty as to the degree or severity of the duration of this downturn. We also cannot predict the extent and timing, of the impact of the economic downturn in the United States and in other countries and geographic regions in which we conduct our business.

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

    Our quarterly operating results have varied significantly in the past, and will likely vary in the future as the result of fluctuations in our operating expenses. We expect that our operating expenses will increase substantially in the future as we expand our selling and marketing activities, increase our research and development efforts and hire additional personnel. In addition, our operating expenses historically have fluctuated, and may continue to fluctuate in the future, as the result of the factors described below and elsewhere in this annual report:

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
  •
  changes in government regulations.

    In addition, the market price of our common stock could be subject to wide fluctuations in response to:

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

    The success of Websense Enterprise depends on the breadth and accuracy of our database. Although our database currently catalogs more than 1.6 million Web sites, it contains only a fraction of the material available on the Internet. In addition, the total number of Web sites is growing rapidly, and we expect this rapid growth rate to continue in the future. We cannot assure you that our database and database technologies will be able to keep pace with the growth in the number of Web sites, especially the growing number of Web sites containing foreign languages. Further, the ongoing evolution of the Internet will require us to continually improve the functionality, features and reliability of our database. Because Websense Enterprise can only manage access to Web sites included in our database, if our database does not contain a meaningful portion of relevant Web sites, the effectiveness of Websense Enterprise will be significantly diminished. Any failure of our database to keep pace with the rapid growth and technological change of the Internet will impair the market acceptance of Websense Enterprise, which in turn will harm our business, results of operations and financial condition.

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

    To execute our growth plan, we must attract and retain highly qualified personnel. We need to hire additional personnel in virtually all operational areas, including selling and marketing, research and development, operations and technical support, customer service and administration. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related products. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

    As of December 31, 2000 our executive officers, directors and principal stockholders, and their respective affiliates, beneficially owned approximately 70% of our outstanding common stock. These stockholders, if acting together, would be able to control substantially all matters requiring approval by our stockholders, including the election of all directors and approval of significant corporate transactions.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments, commercial paper, corporate bonds, and mortgage-backed securities. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore impact our cash flows and results of operations.

    In addition, we have a $1.5 million loan and security agreement with a financial institution. Interest on this credit facility was 9.75% at December 31, 2000. At December 31, 2000 we had no advances outstanding under this credit facility. If we were to draw advances under this facility, changes in interest rates would affect the interest expense we would pay and could, therefore, impact our cash flows and results of operations.

Item 8.  Financial Statements and Supplementary Data

    See Index to Consolidated Financial Statements on page F-1 below for a list of the financial statements being filed herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

PART III

Item 10.  Directors and Executive Officers of the Registrant

    (a) Identification of Directors. Information concerning our directors is incorporated by reference from the section captioned "Proposal 1: Election of Directors" contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Commission no later than 120 days after the end of the fiscal year ended December 31, 2000.

    (b) Identification of Executive Officers. Information concerning our executive officers is set forth under the section captioned "Executive Officers" in Part I of this report.

    (c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement.

Item 11.  Executive Compensation

    The information required by item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation and Other Information" in our Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by item 12 is incorporated by reference from the information contained in the section captioned "Ownership of Securities" in our Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

    The information required by item 13 is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in our Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) (1) Documents to be filed as part of the report

    (3) See Exhibits below for all Exhibits being filed or incorporated by reference herein.

Exhibits
3.1	(1)	Amended and Restated Certificate of Incorporation
3.2	(1)	Restated Bylaws
4.1	(1)	Specimen Stock Certificate of Websense, Inc.
10.1	(1)	Amended and Restated Registration Rights Agreement dated June 9, 1999
10.2	(1)	Form of Subscription Agreement regarding Series B Preferred Stock
10.3	(1)	Warrant to Purchase Common Stock between Websense, Inc. and Alps System Integration Co., Ltd., dated April 15, 1999
10.4	(1)	Form of Warrant to Purchase Common Stock between Websense, Inc. and entities listed on Schedule A attached thereto, dated July 30, 1999
10.5	(1)	Employment Agreement by and between Websense, Inc. and John B. Carrington, dated May 10, 1999
10.6	(1)	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999
10.7	(1)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated June 21, 1999, as amended
10.8	(1)	1998 Equity Incentive Plan
10.9	(1)	Standard Terms and Conditions Relating to Incentive Stock Option Under the 1998 Equity Incentive Plan
10.10	(1)	2000 Stock Incentive Plan
10.11	(1)	2000 Stock Incentive Plan, Notice of Grant of Stock Option
10.12	(1)	2000 Stock Incentive Plan, Form of Incentive Stock Option Agreement
10.13	(1)	2000 Employee Stock Purchase Plan
10.14	(1)	Form of Indemnification Agreement between Websense, Inc. and its directors
10.15	(1)	Form of Indemnification Agreement between Websense, Inc. and its officers
10.16		Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated February 12, 2000
10.17		First Amendment to Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated June 2, 2000
23.1		Consent of Ernst & Young LLP, Independent Auditors
24.1		Power of Attorney (included on signature page)

(1)
Previously filed as an exhibit to our Registration Statement on Form S-1 (Registration No. 333-95619) and incorporated herein by reference.

    (b) Reports on Form 8-K filed in the fourth quarter of 2000.

    We did not file any reports on Form 8-K during the quarter ended December 31, 2000.

SUPPLEMENTAL INFORMATION

    No Annual Report to stockholders or proxy materials have been sent to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders subsequent to the filing of this report and we will furnish such material to the SEC at that time.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.
By:	/s/ DOUGLAS C. WRIDE Douglas C. Wride Chief Financial Officer

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints John B. Carrington and Douglas C Wride, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN B. CARRINGTON John B. Carrington	Chairman of the Board, President and Chief Executive Officer	March 29, 2001
/s/ DOUGLAS C. WRIDE Douglas C. Wride	Chief Financial Officer (principal financial and accounting officer)	March 29, 2001
/s/ ROBERT J. LOARIE Robert J. Loarie	Director	March 29, 2001
/s/ BRUCE T. COLEMAN Bruce T. Coleman	Director	March 29, 2001
/s/ JOHN C. STISKA John C. Stiska	Director	March 29, 2001
/s/ DONALD B. MILDER Donald B. Milder	Director	March 29, 2001
/s/ GARY E. SUTTON Gary E. Sutton	Director	March 29, 2001

WEBSENSE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     The Board of Directors and Stockholders
Websense, Inc.

    We have audited the accompanying consolidated balance sheets of Websense, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Websense, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

San Diego, California
January 19, 2001

WEBSENSE INC

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2000	1999
Assets
Current assets:
Cash and cash equivalents	$13,106	$10,735
Investments in marketable securities	68,153	—
Accounts receivable, net of allowance for doubtful accounts of $125 and $253 at December 31, 2000 and 1999	7,073	3,449
Accounts receivable from a related party	525	127
Other current assets	616	328

Total current assets	89,473	14,639
Property and equipment, net	2,793	1,947
Deposits and other assets	188	170

Total assets	$92,454	$16,756

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$815	$573
Accrued payroll and related benefits	1,764	894
Other accrued expenses	1,324	557
Current portion of deferred revenue	16,551	6,889
Long-term debt, current portion	—	504

Total current liabilities	20,454	9,417
Long-term debt, less current portion	—	993
Deferred revenue, less current portion	7,936	4,704
Stockholders' equity:
Preferred stock-$0.01 par value, 5,000 shares authorized, zero issued and outstanding at December 31, 2000 and 1999	—	—
Convertible preferred stock-$0.01 par value, zero and 7,037 shares issued and outstanding at December 31, 2000 and 1999	—	70
Common stock—$0.01 par value; 100,000 and 92,962 shares authorized at December 31, 2000 and 1999, 19,705 and 8,358 shares issued and outstanding at December 31, 2000 and 1999	197	84
Additional paid-in capital	86,111	18,936
Deferred compensation	(1,459)	(2,585)
Accumulated deficit	(20,810)	(14,863)
Accumulated other comprehensive income	25	—

Total stockholders' equity	64,064	1,642

Total liabilities and stockholders' equity	$92,454	$16,756

See accompanying notes.

WEBSENSE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended December 31,
	2000	1999	1998
Revenues:
Subscriptions	$16,680	$7,141	$2,503
Other products and services	761	1,506	4,416

Total revenues	17,441	8,647	6,919
Cost of revenues:
Subscriptions	1,989	1,084	736
Other products and services	718	1,191	3,724

Total cost of revenues	2,707	2,275	4,460

Gross margin	14,734	6,372	2,459
Operating expenses:
Selling and marketing (exclusive of $589 and $230 for the years ended December 31, 2000 and 1999 respectively reported below as amortization of stock-based compensation)	12,726	6,311	4,597
Research and development (exclusive of $359 and $256 for the years ended December 31, 2000 and 1999 respectively reported below as amortization of stock-based compensation)	6,287	3,913	1,789
General and administrative (exclusive of $990 and $1,336 for the years ended December 31, 2000 and 1999 respectively reported below as amortization of stock-based compensation)	3,491	3,805	1,715
Amortization of stock-based compensation	1,938	1,822	—

Total operating expenses	24,442	15,851	8,101

Loss from operations	(9,708)	(9,479)	(5,642)
Interest income, net	3,761	225	33

Net loss	$(5,947)	$(9,254)	$(5,609)

Net loss per share:
Basic and diluted net loss per share	$(0.35)	$(1.25)	$(0.80)

Weighted average shares- basic and diluted	16,882	7,403	7,000

See accompanying notes.

WEBSENSE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Convertible preferred stock
			Common stock
					Additional paid-in capital	Deferred compensation	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1997	—	$—	7,000	$70	$139	$—	$(1,549)	$—	$(1,340)
Transfer of accumulated deficit to additional paid-in capital upon conversion from S corporation to C corporation	—	—	—	—	(1,549)	—	1,549	—	$—
Preferred stock issued for cash, net of offering costs of $269	3,704	37	—	—	5,695	—	—	—	5,732
Net loss and comprehensive loss	—	—	—	—	—	—	(5,609)	—	(5, 609)

Balance at December 31, 1998	3,704	37	7,000	70	4,285	—	(5,609)	—	(1,217)
Preferred stock issued for cash, net of offering costs of $185	3,333	33	—	—	9,782	—	—	—	9,815
Issuance of common stock upon exercise of options	—	—	1,090	11	349	—	—	—	360
Issuance of common stock upon exercise of warrant	—	—	250	3	—	—	—	—	3
Issuance of warrant in connection with the termination of an exclusive distributor agreement	—	—	—	—	37	—	—	—	37
Issuance of common stock for services			17	—	28				28
Issuance of common stock options for services	—	—	—	—	48	—	—	—	48
Deferred compensation	—	—	—	—	4,407	(4,407)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	1,822	—	—	1,822
Net loss and comprehensive loss	—	—	—	—	—	—	(9,254)	—	(9,254)

Balance at December 31, 1999	7,037	70	8,357	84	18,936	(2,585)	(14,863)	—	1,642
Issuance of common stock, net of offering costs of $6,281	—	—	4,000	40	65,680	—	—	—	65,720
Conversion of preferred stock to common stock	(7,037)	(70)	7,037	70	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	219	2	101	—	—	—	103
Issuance of common stock upon exercise of warrant	—	—	55	1	15	—	—	—	16
Issuance of common stock for stock purchase plan	—	—	37	—	567	—	—	—	567
Deferred compensation (net of forfeitures)	—	—	—	—	812	(812)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	1,938	—	—	1,938
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(5,947)	—	(5,947)
Unrealized gain on securities available for sale	—	—	—	—	—	—	—	25	25

Comprehensive loss									(5,922)

Balance at December 31, 2000	—	$—	19,705	$197	$86,111	$(1,459)	$(20,810)	$25	$64,064

See accompanying notes.

WEBSENSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2000	1999	1998
Operating activities:
Net loss	$(5,947)	$(9,254)	$(5,609)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,280	601	351
Amortization of deferred compensation	1,938	1,822
Issuance of common stock options and warrants for services	—	114
Deferred revenue	12,893	7,356	3,105
Changes in operating assets and liabilities:
Accounts receivable	(4,022)	(1,977)	(498)
Deposits and other assets	(306)	(186)	(103)
Accounts payable	242	236	(447)
Accrued payroll and related benefits	871	586	42
Other accrued expenses	766	281	(50)

Net cash provided by (used in) operating activities	7,715	(421)	(3,209)

Investing activities:
Purchase of property and equipment	(2,126)	(1,742)	(802)
Purchases of marketable securities	(70,213)	—	—
Maturities of marketable securities	2,085	—	—

Net cash used in investing activities	(70,254)	(1,742)	(802)

Financing activities:
Repayments on notes payable	(1,497)	(297)	(558)
Proceeds from issuance of note payable	—	1,264	468
Proceeds from issuance of convertible preferred stock	—	9,815	5,731
Proceeds from exercise of stock options and warrants	120	363	—
Proceeds from issuance of common stock for stock purchase plan	567	—	—
Proceeds from issuance of common stock	65,720	—	—

Net cash provided by financing activities	64,910	11,145	5,641

Increase in cash and cash equivalents	2,371	8,982	1,630
Cash and cash equivalents at beginning of year	10,735	1,753	123

Cash and cash equivalents at end of year	$13,106	$10,735	$1,753

Supplemental disclosures of cash flow information:
Interest paid	$48	$67	$30

Income taxes paid	$1	$29	$1

See accompanying notes.

WEBSENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

1.  Summary of Significant Accounting Policies

Description of Business

    Websense, Inc. ("Websense" or the "Company") was founded in 1994. The Company provides employee Internet management products that enable businesses to monitor, report and manage how their employees use the Internet. The Company's Websense Enterprise solution supports an organization's efforts to improve employee productivity, conserve network bandwidth and mitigate potential legal liability.

Use of Estimates

    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in the United Kingdom. Significant intercompany accounts and transactions have been eliminated in consolidation. Activities performed by the subsidiary are a direct and integral extension of the Company's primary business.

Revenue Recognition

    The Company has adopted American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2) as amended by SOP 98-9. These statements provide guidance for recognizing revenue related to sales by software vendors.

    The Company sells Websense Enterprise on a subscription basis. A subscription agreement is generally 12, 24 or 36 months in duration and for a fixed number of users. Upon entering into the subscription agreement, the Company invoices customers. Generally, payment is due for the full term of the subscription within 30 days of invoicing. The Company recognizes revenue on a straight-line basis over the term of the subscription agreement. The Company records amounts billed to customers in excess of recognizable revenue as deferred revenue in the accompanying balance sheets.

    The Company also derives revenue from professional services and from resale of software and hardware. The Company recognizes revenue for these services and products upon their completion or delivery.

Cash and Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company generally invests its excess cash in debt instruments of the U.S. Treasury, government agencies and corporations with strong credit ratings. Such investments are made in accordance with the Company's investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified if necessary to take advantage of trends in yields and interest rates. The Company has not experienced any losses on its cash and cash equivalents.

Marketable Securities

    Marketable securities at December 31, 2000 consist of high-grade commercial paper, government securities, corporate bonds and certificates of deposit. The Company currently classifies all investment securities as available for sale. Securities available for sale are reported at fair value, adjusted for other than temporary declines in value. Unrealized holding gains and losses on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized. Realized gains and losses are recorded based on the specific identification method.

Disclosures About Fair Value of Financial Instruments

    The fair values of investment securities have been determined using values supplied by independent pricing services and are disclosed together with carrying amounts in Note 2. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt approximates their fair values.

Concentration of Credit Risk

    The Company sells its products to customers primarily in the United States, Canada, Europe and Asia. The Company maintains a reserve for potential credit losses and historically such losses have been within management's estimates.

Property and Equipment

    Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of three years.

Computer Software Costs

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, when significant the Company capitalizes costs incurred in the development of specific computer software products after establishment of technological feasibility and marketability. There have been no such costs capitalized to date as the costs incurred during the period between technological feasibility to general release have not been significant.

    Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. The Company adopted SOP 98-1 effective January 1, 1999 with no material effect on the financial statements.

Advertising Expenses

    Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2000, 1999 and 1998 were $1.3 million, $1.0 million and $1.5 million, respectively.

Stock-Based Compensation

    The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options, is not less than the fair value for the underlying stock on the date of grant, no compensation expense is recognized. At the time stock options were granted, the Company believed that the exercise price was at a price not less than the fair value of the underlying common stock. In conjunction with the Company's initial public offering the Company reviewed its exercise prices and arrived at the deemed fair value for each option grant during 1999. With respect to the 3,220,500 options granted during 1999 and through March 27, 2000, the Company has recorded deferred compensation of $5.4 million for the difference between the exercise price per share and the deemed fair value per share at the grant date. The approximate weighted-average exercise price per share and the approximate weighted-average deemed fair value per share for the options was $1.64 and $3.31, respectively. Deferred stock compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the related options, generally four years.

    Deferred compensation for options and warrants granted to non-employees has been determined at the grant date in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and has been recorded at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Such deferred compensation is recognized over the period the related services are rendered.

Comprehensive Income

    The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). Comprehensive loss for the years ended December 31, 1999 and 1998 did not differ from reported net loss. Comprehensive loss for the year ended December 31, 2000 was ($5,922,000). The difference from reported net loss is unrealized gains on marketable securities of $25,000.

Net Loss Per Share

    Websense computes net loss per share in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.

    Dilutive securities include options, warrants and preferred stock as if converted and restricted stock subject to vesting. Potentially dilutive securities totaling 3,247,000, 4,908,000 and 3,392,000 for the years ended December 31, 2000, 1999 and 1998, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect.

Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on the Company's balance sheet at fair value. The Financial Accounting Standards Board has subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. The Company expects to adopt the new Statement effective January 1, 2001. The impact on the Company's financial statements is not expected to be material.

    In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". The Interpretation requires that stock options that have been modified to effectively reduce the exercise price generally be accounted for as variable. The Company adopted the Interpretation prospectively as of July 1, 2000. The adoption of the Interpretation has not had a significant impact on the Company's financial statements.

2.  Marketable Securities

    Investments in marketable securities consisted of the following at December 31, 2000 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Commercial paper	$36,358	$—	$(14)	$36,344
Government securities	17,493	11	—	17,504
Corporate bonds	13,244	28	—	13,272
Certificates of deposit	1,033	—	—	1,033

	$68,128	$39	$(14)	$68,153

    The amortized cost and estimated fair value of the securities at December 31, 2000, by contractual maturity, are shown below (in thousands).

	Amortized Cost	Fair Value
Due within 1 year	$61,490	$61,509
Due between 1 and 2 years	6,637	6,644

	$68,127	$68,153

3.  Property and Equipment

    Property and equipment consist of the following (in thousands):

		December 31,
	Estimated Useful Lives
		2000	1999
		(in thousands)
Computer hardware and software	3 years	$3,725	$2,147
Office furniture and equipment	3 years	$1,175	$781
Vehicles and other equipment	3 years	$215	$60

		$5,115	$2,988
Accumulated depreciation		$(2,322)	$(1,041)

		$2,793	$1,947

4.  Debt

    In June 1998, the Company entered into a loan and security agreement with Silicon Valley Bank for a $1,000,000 line of credit. In May of 1999 this line was modified to provide only for fixed asset loans. Loans outstanding under this line were $553,000 on December 31, 1999. In October of 1999, the Company modified the May 1999 agreement to provide an additional $1 million for fixed assets, loans outstanding under this additional line were $925,000 on December 31, 1999. In April 2000 the Company repaid the outstanding amounts due under each of these lines of credit.

    In June 2000, the Company established an amended and restated loan and security agreement which provides a line of credit of $1,500,000 for working capital advances ("borrowings") and stand-by letters of credit. Advances bear interest at the bank's floating prime rate plus .25% (9.75% at December 31, 2000) The Company had no advances under the line at December 31, 2000 and open letters of credit totaled $435,000.

    Any borrowings under the agreements with Silicon Valley Bank are collateralized by substantially all of the Company's assets, and are subject to financial and restrictive covenants. The Company was in compliance with the financial and restrictive covenants at December 31, 2000.

5.  Geographic Information

    The following illustrates revenues attributed to customers located in the Company's country of domicile (the United States) and those attributed to foreign customers (in thousands):

	Years Ended December 31,
	2000	1999	1998
United States	$12,490	$6,833	$6,399
Europe	3,007	1,156	276
Asia\Pacific	1,617	494	200
Latin America	327	164	44

	$17,441	$8,647	$6,919

6.  Deferred Revenue

    The Company will recognize revenues related to contracts in existence as of December 31, 2000 as follows (in thousands):

2001	$16,551
2002	5,537
2003	1,936
2004	330
2005	133

$24,487

7.  Lease Commitments

    The Company leases its facilities and certain equipment under non-cancellable operating leases, which expire at various dates through August 2003. The facilities leases contain renewal options and are subject to cost increases.

    Future minimum annual lease payments under non-cancellable operating leases at December 31, 2000 are as follows (in thousands):

2001	$845
2002	633
2003	111

$1,589

    Rent expense totaled $882,000, $690,000 and $516,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

8.  Stockholders' Equity

Convertible Preferred Stock

    All previously issued preferred stock automatically converted into common stock concurrent with the closing of the Company's initial public offering of common stock on March 27, 2000. The Company issued 7,037,036 shares of common stock upon conversion of Series A and Series B convertible preferred stock.

Warrants

    The Company issued a warrant to purchase 250,000 shares of common stock at $0.01 per share in conjunction with bridge note financing consummated in March 1998. The warrant was exercised in June 1999.

    In connection with the termination of an exclusive distributor agreement, the Company issued a warrant to a distributor to purchase up to 50,000 shares of common stock for $.05 per share in March 1999. The Company recorded expense of $38,000 related to this issuance based on the estimated fair value of the warrant. The warrants were exercised in February 2000. This distributor accounted for $1,046,000, $418,000 and $171,000 of the Company's revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

    In connection with the Series B convertible preferred stock offering, the Company issued warrants to purchase 62,500 shares of common stock for $3.00 per share to financial consultants. The warrants are exercisable in whole or in part at any time and from time to time until their expiration in June 2004. In April 2000 a warrant to purchase 4,688 shares of common stock was exercised. The Company has reserved 57,812 shares of common stock for issuance upon exercise of the remaining warrants.

Stock Option Plan

    In May 1998, the Board of Directors elected to replace the 1997 Stock Option/Stock Issuance Plan with the 1998 Stock Option/Stock Issuance Plan (the "1998 Stock Plan") under which 4,600,000 shares of the Company's common stock are authorized for future issuance, and reserved for purchase upon exercise of options granted. The 1998 Stock Plan provides for the grant of incentive and non-statutory options and issuances of common stock to employees, directors and consultants.

    In February 2000 the Board of Directors replaced the 1998 Stock Plan with the 2000 Stock Incentive Plan (the "2000 Plan") under which 4,500,000 shares of the Company's common stock are authorized for future issuance, and reserved for purchase upon exercise of options granted. In addition, the 2000 Plan provides for automatic annual increases in the number of shares reserved for issuance thereunder (beginning in 2001) equal to the lesser of (i) 4% of the Company's outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 1,500,000 shares.

    The 2000 Plan provides for the grant of options to the Company's directors, officers, employees and consultants. The 2000 Plan provides for the grant of incentive and nonstatutory stock options and rights to purchase stock to employees, directors or consultants of the Company. The 2000 Plan provides that incentive stock options will be granted only to employees and are subject to certain limitations as to fair value during a calendar year.

    The exercise price of incentive stock options must equal at least the fair value on the date of grant and the exercise price of non-statutory stock options and the issuance price of common stock under the stock issuance program may be no less than 85% of the fair value on the date of grant or issuance. The options are exercisable for a period of up to ten years after the date of grant and generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months. Unvested common shares obtained through early exercise of options are subject to repurchase by the Company at the original issue price. To date only nonstatutory options have been granted under the 2000 Plan.

    The following table summarizes stock option activity under the 1998 and 2000 Stock Plans and related information through December 31, 2000:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 1997	839,334	$0.20
Granted	976,435	$0.20
Cancelled	(124,334)	$0.20

Balance at December 31, 1998	1,691,435	$0.20
Granted	3,060,500	$0.91
Exercised	(1,090,455)	$0.33
Cancelled	(499,929)	$0.25

Balance at December 31, 1999	3,161,551	$0.83
Granted	641,000	$14.57
Exercised	(220,269)	$0.47
Cancelled	(174,097)	$1.99

Balance at December 31, 2000	3,408,185	$3.38

    As of December 31, 2000, 1999 and 1998 there were options to purchase 1,183,206, 331,326 and 561,473 shares exercisable at weighted average exercise prices of $.84, $.20 and $.20 per share, respectively.

    The following table summarizes all options outstanding and exercisable by price range as of December 31, 2000:

Options Outstanding
		Weighted Average Remaining Contractual Life in Years		Options Exercisable
Range of Exercise Prices	Number of Shares		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$.20-$.50	1,866,855	7.9	$0.60	916,470	$0.42
$0.75	425,917	8.4	$0.75	106,426	$0.75
$1.50-$3.00	440,913	8.7	$2.22	121,790	$2.23
$6.00-$7.00	109,000	9.0	$6.55	13,520	$0.76
$8.50-$34.25	565,500	9.4	$15.44	25,000	$0.38

	3,408,185		$3.38	1,183,206

    The Company repurchased 11,666 shares exercised under the 1998 Stock Plan through December 31, 1999 and recognized $1,750 of related expense for the difference between the fair value and the price paid on the date repurchased.

    Pro forma information regarding net loss is required by SFAS 123 and has been determined as if the Company has accounted for its employee stock options and stock purchase plan under the fair value method of SFAS 123. The fair value of each option grant prior to the Company's initial public offering in March 2000 was estimated on the date of grant using the minimum value method with the following weighted-average assumptions; risk-free interest rate of 6%, dividend yield of 0% and a weighted average expected life of 5 years. The fair value of each option grant subsequent to the Company's initial public offering in March 2000 was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 6%; dividend yield of 0%; volatility factor of 50%; and weighted-average expected life for the option of 5 years. For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the vesting period. The Company's adjusted pro forma information is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2000	1999	1998
Pro forma net loss	$(6,263)	$(9,467)	$(5,634)
Pro forma basic and diluted net loss per share	$(0.37)	$(1.28)	$(0.80)

    The weighted average fair value of options granted during 2000, 1999 and 1998 were $8.85, $1.20 and $.04 per share, respectively.

    The pro forma effect on net loss for 2000, 1999 and 1998 is not likely to be representative of the pro forma effect on reported net income or loss in future years because these amounts reflect less than four years of vesting.

Employee Stock Purchase Plan

    In February 2000, the Company adopted the 2000 Employee Stock Purchase Plan. A total of 250,000 shares of common stock have been reserved for issuance under the purchase plan. In addition, the purchase plan provides for automatic annual increases in the number of shares reserved for issuance thereunder (beginning in 2001) equal to the lesser of (i) 1% of the Company's outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 375,000 shares. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the purchase plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following commencement of the purchase plan. The initial offering under the purchase plan commenced on March 28, 2000 and terminates on April 30, 2002.

    Unless otherwise determined by the Board, employees are eligible to participate in the purchase plan provided they are employed for at least 20 hours per week and are customarily employed for at least five months per calendar year. Employees who participate in an offering may have up to 15% of their earnings withheld pursuant to the purchase plan. The amount withheld is then used to purchase shares of common stock on specified dates. The price of common stock purchased pursuant to the plan will be equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment.

Shares Reserved for Future Issuance

    The following shares of common stock are reserved for future issuance as of December 31, 2000:

Stock options:
Granted and outstanding	3,408,185
Reserved for future grants	935,620

4,343,805
Warrants	57,812

4,401,617

9.  Income Taxes

    At December 31, 2000, the Company has federal and California net operating loss carryforwards of approximately $5,915,000 and $3,296,000, respectively. The federal and California net operating loss carryforwards will begin to expire in 2018 and 2003, respectively, unless previously utilized. At December 31, 2000, the Company had federal and California research and development credit carryforwards of approximately $863,000 and $519,000, respectively, which will begin to expire in 2018 unless previously utilized.

    Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited as a result of a cumulative change in ownership of more than 50% within a three year testing period.

    The components of the Company's deferred tax assets as of December 31, 2000 and 1999 are shown below. A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2000	1999
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$2,260	$1,976
Research tax credit carryforwards	1,201	543
Capitalized research and development	432	576
Deferred revenue	5,075	2,786
Deferred compensation	—	352
Other	465	272

Total deferred tax assets	9,433	6,505
Valuation allowance for deferred tax assets	(9,433)	(6,505)

Net deferred tax assets	$—	$—

10.  Employee Retirement Plan

    Effective May 1, 1997, the Company established a 401(k) defined contribution retirement plan (the "401(k) Plan") covering substantially all employees. The 401(k) Plan provides for voluntary employee contributions from 1% to 20% of annual compensation, as defined, and does not currently provide for matching contributions from the Company.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

WEBSENSE, INC.
(in thousands)

A	B	C		D		E
		Additions
Description	Balance at beginning of period	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions— Describe		Balance at End of Period
YEAR ENDED DECEMBER 31, 1998
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	25	72	—	70	(1)	27
YEAR ENDED DECEMBER 31, 1999
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	27	236	—	10	(1)	253
YEAR ENDED DECEMBER 31, 2000
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	253	128	—	256	(1)	125

(1)
Uncollectible accounts written off, net of recoveries.

II-1

EXHIBIT INDEX

3.1	(1)	Amended and Restated Certificate of Incorporation
3.2	(1)	Restated Bylaws
4.1	(1)	Specimen Stock Certificate of Websense, Inc.
10.1	(1)	Amended and Restated Registration Rights Agreement dated June 9, 1999
10.2	(1)	Form of Subscription Agreement regarding Series B Preferred Stock
10.3	(1)	Warrant to Purchase Common Stock between Websense, Inc. and Alps System Integration Co., Ltd., dated April 15, 1999
10.4	(1)	Form of Warrant to Purchase Common Stock between Websense, Inc. and entities listed on Schedule A attached thereto, dated July 30, 1999
10.5	(1)	Employment Agreement by and between Websense, Inc. and John B. Carrington, dated May 10, 1999
10.6	(1)	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999
10.7	(1)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated June 21, 1999, as amended
10.8	(1)	1998 Equity Incentive Plan
10.9	(1)	Standard Terms and Conditions Relating to Incentive Stock Option Under the 1998 Equity Incentive Plan
10.10	(1)	2000 Stock Incentive Plan
10.11	(1)	2000 Stock Incentive Plan, Notice of Grant of Stock Option
10.12	(1)	2000 Stock Incentive Plan, Form of Incentive Stock Option Agreement
10.13	(1)	2000 Employee Stock Purchase Plan
10.14	(1)	Form of Indemnification Agreement between Websense, Inc. and its directors
10.15	(1)	Form of Indemnification Agreement between Websense, Inc. and its officers
10.16		Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated February 12, 2000
10.17		First Amendment to Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated June 2, 2000
23.1		Consent of Ernst & Young LLP, Independent Auditors
24.1		Power of Attorney (included on signature page)

(1)
Previously filed as an exhibit to our Registration Statement on Form S-1 (Registration No. 333-95619) and incorporated herein by reference.

QuickLinks

  (Mark One)
DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Operating Expenses
  Interest Income, Net
  Liquidity and Capital Resources
  Summarized Quarterly Data (Unaudited)
  FACTORS AFFECTING OUR OPERATING RESULTS
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
  SUPPLEMENTAL INFORMATION
SIGNATURES
WEBSENSE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
WEBSENSE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX