Form 10-Q
period 2001-03-31
WEBSENSE INC
filed 2001-05-11
CIK 1098277

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes /x/  No / /      (2) Yes /x/  No / /

    The number of shares of the Registrant's common stock, $0.01 par value, outstanding as of May 2, 2001 was 19,878,283.

Websense, Inc.
Table of Contents

Part I—Financial Information
Item 1. Financial Statements (unaudited)

Websense, Inc.
Consolidated Balance Sheets
(in thousands)

	March 31, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,667	$13,106
Investments in marketable securities	79,038	68,153
Accounts receivable, net of allowance for doubtful accounts	7,042	7,073
Accounts receivable from a related party	1,134	525
Other current assets	1,328	616

Total current assets	93,209	89,473
Property and equipment, net of accumulated depreciation	2,728	2,793
Deposits and other assets	179	188

Total assets	$96,116	$92,454

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$485	$815
Accrued payroll and related benefits	1,904	1,764
Other accrued expenses	1,707	1,324
Deferred revenue, current portion	19,452	16,551

Total current liabilities	23,548	20,454
Deferred revenue, less current portion	8,448	7,936
Stockholders' equity:
Common stock	198	197
Additional paid-in capital	86,130	86,111
Deferred compensation	(1,103)	(1,459)
Accumulated deficit	(21,197)	(20,810)
Accumulated other comprehensive income	92	25

Total stockholders' equity	64,120	64,064

Total liabilities and stockholders' equity	$96,116	$92,454

See accompanying notes.

Websense, Inc.
Consolidated Statements of Operations
(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2001	2000
Revenues:
Subscriptions	$6,711	$2,963
Other products and services	150	162

Total revenues	6,861	3,125

Cost of revenues:
Subscriptions	705	472
Other products and services	112	147

Total cost of revenues	817	619

Gross margin	6,044	2,506

Operating expenses:
Selling and marketing	4,276	2,472
Research and development	1,812	1,577
General and administrative	1,203	737
Amortization of stock-based compensation	200	633

Total operating expenses	7,491	5,419

Loss from operations	(1,447)	(2,913)
Interest income, net	1,060	104

Net loss	$(387)	$(2,809)

Basic and diluted net loss per share	$(0.02)	$(0.32)

Basic and diluted common shares	19,774	8,891

See accompanying notes.

Websense, Inc.
Consolidated Statement of Stockholders' Equity
(unaudited and in thousands)

	Common Stock					Accumulated other comprehensive income
			Additional paid-in capital	Deferred compensation	Accumulated deficit		Total stockholders' equity
	Shares	Amount
Balance at December 31, 2000	19,705	$197	$86,111	$(1,459)	$(20,810)	$25	$64,064
Issuance of common stock upon exercise of options	137	1	175	—	—	—	176
Deferred compensation (net of forfeitures)	—	—	(156)	156	—	—	—
Amortization of deferred compensation	—	—	—	200	—	—	200
Net loss	—	—	—	—	(387)	—	(387)
Unrealized gain on securities available for sale	—	—	—	—	—	67	67

Comprehensive net loss	—	—	—	—	—	—	(320)

Balance at March 31, 2001	19,842	$198	$86,130	$(1,103)	$(21,197)	$92	$64,120

See accompanying notes.

Websense, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended March 31,
	2001	2000
Operating activities:
Net loss	$(387)	$(2,809)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	323	240
Deferred revenue	3,413	2,457
Amortization of deferred compensation	200	633
Changes in operating assets and liabilities:
Accounts receivable	(578)	(194)
Deposits and other assets	(703)	(343)
Accounts payable	(330)	17
Accrued payroll and related benefits	140	46
Other accrued expenses	383	773

Net cash provided by operating activities	2,461	820

Investing activities:
Purchase of equipment	(258)	(482)
Purchase of marketable securities	(12,154)	—
Maturities of marketable securities	1,336	—
Deposits and other assets	—	(43)

Net cash used in investing activities	(11,076)	(525)

Financing activities:
Repayments of notes payable	—	(78)
Proceeds from issuance of common stock	—	65,768
Proceeds from exercise of stock options and warrant	176	16

Net cash provided by financing activities	176	65,706

Increase (decrease) in cash and cash equivalents	(8,439)	66,001
Cash and cash equivalents at beginning of period	13,106	10,735

Cash and cash equivalents at end of period	$4,667	$76,736

Supplemental disclosures of cash flow information:
Interest paid	$—	$36

Increase in deferred compensation	$—	$959

See accompanying notes.

WEBSENSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results for the interim periods presented.

    These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000, included in Websense, Inc.'s Annual Report on Form 10-K reported to the Securities and Exchange Commission. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2. Net Loss Per Share

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

3. Amortization of Stock-based Compensation

    For the three months ended March 31, 2001 and 2000, we recorded amortization of stock-based compensation of $200,000 and $633,000, respectively. The allocation of the expense by operating expense category is as follows (in thousands):

	Three Months Ended March 31,
	2001	2000
Selling and marketing	$14	$186
Research and development	28	119
General and administrative	158	328

Total stock-based compensation	$200	$633

5. Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments on the Company's balance sheet at fair value. The FASB subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. We adopted SFAS 133 effective January 1, 2001. As we do not engage in any hedging or derivative activities the adoption of SFAS 133 did not have a material impact on our financial position or results of operations.

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

  •
  expected trends in operating expenses;

  •
  anticipated cash and capital requirements; and

  •
  intentions regarding investment of excess cash.

    Actual results may differ materially from results anticipated in such forward looking statements. We assume no obligation to update any forward looking statements to reflect events or circumstances arising after the date hereof.

    Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Risks and Uncertainties", "Factors Affecting Our Operating Results" or "Risk Factors" and included herein and other reports and filings made with the Securities and Exchange Commission.

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

    In 1999, we changed our name to Websense, Inc. and completed our change in business strategy. In the same year, we expanded our senior management team, raised approximately $9.8 million in a private round of financing and further strengthened indirect sales channels and business relationships. In December 1999, we released version 4.0, a redesigned version of Websense Enterprise; our most recent version was released in January 2001. We currently derive a substantial majority of our revenues from subscriptions to this solution and expect this trend to continue in the future. When a purchase decision is made, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. Upon entering into the subscription agreement, we promptly invoice customers for their subscriptions. Generally, payment is due for the full term of the subscription within 30 days of the invoice. We recognize revenue monthly on a straight-line basis over the term of the subscription agreement. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers who wish to resubscribe must do so at our then current rates to continue using Websense Enterprise. Our revenue is significantly influenced by subscription renewals, and a decrease in subscription renewals could negatively impact our revenue.

    We also derive a small portion of our revenues from professional services for the implementation of our products and from resale of hardware and software. We recognize revenues for these services and products upon their completion or delivery. We expect these revenues to continue to decline as a percent of total revenues for the foreseeable future.

    In the first three months of 2001, we derived 34% of revenues from international sales compared to 29% in the first three months of 2000. We are continuing to expand our international operations, particularly in selected countries in the European and Asia Pacific markets, because we believe international markets represent a significant growth opportunity.

    We currently sell solutions through indirect (85% of revenue) and direct (15% of revenue) channels; our strategy is to increasingly rely on indirect sales channels. Domestically, we sell solutions through more than 700 Value Added Resellers, or VARs, and through our direct sales force. Internationally, we distribute Websense Enterprise through more than 100 distributors and resellers in over 70 countries who resell our solution through VARs and their resellers. In addition, we leverage the sales and marketing capabilities of the original equipment manufacturers, or OEMs, and other key providers of complementary hardware and software products.

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

    [Remainder of page intentionally left blank]

Results of Operations

Three months ended March 31, 2001 compared to the three months ended March 31, 2000

    The following table sets forth, as a percentage of total revenues, certain income data for the period indicated.

	Three Months Ended March 31,
	2001	2000
Revenues:
Subscriptions	98%	95%
Other products and services	2%	5%

Total revenues	100%	100%

Cost of revenues:
Subscriptions	10%	15%
Other products and services	2%	5%

Total cost of revenues	12%	20%

Gross margin	88%	80%

Operating expenses:
Selling and marketing	62%	79%
Research and development	26%	50%
General and administrative	18%	24%
Amortization of stock-based compensation	3%	20%

Total operating expenses	109%	173%
Loss from operations	(21)%	(93)%
Interest income, net	15%	3%

Net loss	(6)%	(90)%

Revenues

    Subscriptions.  Subscription revenue increased $3.7 million, or 126%, to $6.7 million in the first quarter of 2001 from $3.0 million in the first quarter of 2000. Subscription revenue accounted for 98% of total revenues in the first quarter of 2001 compared to 95% in the first quarter of 2000. This increase was primarily a result of the addition of new customers during the quarter as well as renewals by existing customers.

    Other products and services.  Other products and services revenue decreased $12,000, or 7%, to $150,000 in the first quarter of 2001 from $162,000 in the first quarter of 2000. Other products and services revenue accounted for 2% of revenues in the first quarter of 2001 compared to 5% in the first quarter of 2000. We expect this decline as a percentage of revenues to continue as we focus on selling our Websense Enterprise product.

Cost of Revenues

    Cost of subscriptions.  Cost of subscriptions consists of the costs of web site review, technical support and infrastructure costs associated with maintaining our database. Cost of subscriptions increased $233,000 or 49% to $705,000 in the first quarter of 2001, from $472,000 in the first quarter of 2000. This increase was primarily due to additional personnel added to our database and technical support groups. Costs of subscriptions, as a percentage of total revenue was 10% in the first quarter of

2001 as compared to 15% in the first quarter of 2000. Cost of subscriptions are relatively fixed in nature and do not increase directly in proportion with increases in subscription revenue.

    Cost of other products and services.  Costs of other products and services consist primarily of the cost of resale software and related hardware. Cost of other products and services decreased $35,000 or 24%, to $112,000 in the first quarter of 2001, from $147,000 in the first quarter of 2000. Cost of other products and services as a percentage of total revenue decreased to 2% in the first quarter of 2001 compared to 5% in the first quarter of 2000. This decrease is a result of a continuing focus on sales of subscriptions to Websense Enterprise.

Gross Margin

    Gross margin was $6.0 million, or 88% of revenues, for the first quarter 2001 compared to $2.5 million, or 80% of revenues, in first quarter 2000. Gross margin increased $3.5 million, or 141%, due to the continuing growth of subscription revenue, which generates higher margins as compared to other products and services.

Operating Expenses

    Selling and marketing.  Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, advertising, promotions and travel. Selling and marketing expenses increased $1.8 million, or 73%, to $4.3 million in the first quarter of 2001, from $2.5 million in the first quarter 2000. The increase was primarily due to the addition of personnel domestically including an Executive Vice President of Worldwide Sales, our continuing expansion into Europe and increased advertising and promotional activities. We expect selling and marketing expenses to increase as more personnel are added to support our expanding selling and marketing efforts, while decreasing as a percentage of revenues.

    Research and development.  Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, facilities costs and equipment depreciation. Research and development expenses increased $235,000, or 15%, to $1.8 million in first quarter 2001 from $1.6 million in first quarter 2000. The increase in research and development expenses was primarily a result of increased personnel and development efforts and enhancements to Websense Enterprise.

    General and administrative.  General and administrative expenses consist primarily of salaries, benefits and related expenses for executive and administrative personnel, third party professional service fees and allocated facilities and depreciation expenses. General and administrative expenses increased $466,000, or 63%, to $1.2 million in first quarter of 2001 from $737,000 in first quarter 2000. The increase was primarily due to personnel additions and increased professional service fees, insurance and other costs associated with being a public company. We expect general and administrative expenses to increase in the future, reflecting continued growth in operations.

    Amortization of stock-based compensation.  We recognized $200,000 of stock-based compensation expense in first quarter 2001 net of forfeitures, compared to $633,000 in first quarter 2000, a decrease of $433,000, or 68%. The decrease in the amortization expense is due to forfeitures of $111,000 as well as the accelerated method of amortization used.

Interest Income, Net

    Net interest income increased $956,000, or 919%, to $1.1 million from $104,000 in the first quarter of 2000. The increase is primarily due to interest earned from the investment of our IPO proceeds.

Net Loss

    Net loss decreased $2.4 million, or 86%, to $387,000 (or $0.02 loss per share) from $2.8 million (or $0.32 loss per share) in first quarter 2000. This decrease was due to a combination of an increase in gross margin of $3.5 million, or 141%, and an increase in interest income of $956,000, offset by an increase in operating expenses of $2.1 million, or 38%.

    [Remainder of page intentionally left blank]

Liquidity and Capital Resources

    From our inception through March 2000, we financed our operations primarily through profits and the sale of preferred equity securities. In total, we raised approximately $15.5 million, net of fees and expenses, through the sale of preferred equity securities. In March 2000, we closed our initial public offering with proceeds, net of underwriting fees and offering expenses, of approximately $65.7 million. In the past, we have also utilized available financing for the purchase of capital equipment.

    As of March 31, 2001, we had cash and cash equivalents of $4.7 million and investments in marketable securities of $79.0 million and an accumulated deficit of $21.2 million.

    Net cash provided by operating activities was $2.5 million in first quarter 2001 compared to $820,000 in the first quarter 2000. The relative increase in cash provided by operating activities is primarily due to interest earnings on our invested cash and an increase in our subscriptions (which are initially recorded as deferred revenue).

    Net cash used in investing activities was $11.1 million in first quarter 2001 compared to $525,000 in the first quarter 2000. The relative increase in cash used in investing activities is primarily due to purchases of marketable securities.

    Net cash provided by financing activities was $176,000 in first quarter 2001 compared to $65.7 million in first quarter 2000. This decrease is due to the proceeds we received upon completion in March 2000 of our initial public offering.

    In June 2000 we entered into a loan and security agreement with a bank for a credit facility of $1.5 million. At March 31, 2001 we had $1.0 million available for drawing under this facility and $500,000 set aside for existing or future letters of credit. We have operating lease commitments of $1.5 million expiring in 2002 and $111,000 expiring in 2003.

    We believe that our cash and cash equivalents balances, investments in marketable securities and funds available under our existing credit facilities will be sufficient to satisfy our cash requirements for at least the next 12 months. We intend to continue to invest our cash in excess of current operating requirements in interest bearing, high grade commercial paper, corporate bonds and government securities. If existing cash is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a larger credit facility. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

    We have experienced net losses in each of the last 20 fiscal quarters, and as of March 31, 2001, we had an accumulated deficit of $21.2 million. We incurred net losses of $5.9 million and $9.3 million for the years ended December 31, 2000 and 1999, respectively. We may continue to incur significant net losses in the future and may be unable to achieve or maintain profitability unless our revenues increase at a greater rate than our operating expenses. We currently expect our operating expenses to increase substantially, as we, among other things:

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

    We have only a limited operating history upon which to base an evaluation of our current business and future prospects. We began offering our employee Internet management software in September 1996, but only since May 1998, when we released our first version of Websense Enterprise as a significant enhancement to our original product, have we directed a majority of our focus on this market. We introduced the most recent version of Websense Enterprise in January 2001. As a result, the revenue and income potential of our business and our market are unproven. In addition, we have very limited historical data with respect to subscription renewals because we sell subscriptions that range from one to three years in length and have been selling Websense Enterprise for less than three and one-half years. Further, because of our limited operating history and because the market for employee Internet management products is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing, you should consider an investment in our stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Because we expect to derive substantially all of our future revenue from subscription fees for Websense Enterprise, any failure of this product to satisfy customer demands or to achieve more widespread market acceptance will seriously harm our business.

    Substantially all of our revenues come from subscriptions for Websense Enterprise, and we expect this trend will continue for the foreseeable future. Subscription revenues accounted for approximately 98% of our total revenues in first quarter of 2001. As a result, if for any reason revenues from Websense Enterprise decline or do not grow as rapidly as we anticipate, our operating results and our business will be significantly impaired. If Websense Enterprise fails to meet the needs of our target customers, or if it does not compare favorably in price and performance to competing products, our growth will be limited. Websense Enterprise may not achieve continued market acceptance. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of

Websense Enterprise. We may not be successful in achieving market acceptance of any new products that we develop or of enhanced versions of Websense Enterprise. Any failure or delay in diversifying our existing offerings could harm our business, results of operations and financial condition.

The market for employee Internet management products is emerging, and if we are not successful in promoting awareness of the need for Websense Enterprise and of our Websense brand, our growth may be limited.

    Based on our experience with potential customers, we believe that many corporations are unaware of the existence or scope of problems caused by employee misuse of the Internet. In addition, there may be a time-limited opportunity to achieve and maintain a significant share of the market for employee Internet management products due in part to the emerging nature of this market and the substantial resources available to our existing and potential competitors. We have committed approximately $1.4 million of our marketing communications resources in 2001 to promote awareness of the problems caused by employee misuse of Internet access in the workplace, but we cannot assure you that we will be successful in this effort. If employers do not recognize or acknowledge these problems, then the market for Websense Enterprise may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of our Websense brand is critical to achieving widespread acceptance of our existing and future employee Internet management products. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our Websense brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. If we fail to successfully promote our Websense brand, or if our expenses to promote and maintain our Websense brand are greater than anticipated, our results of operations and financial condition could suffer.

Our future growth depends on our existing customers renewing and purchasing additional subscriptions to Websense Enterprise.

    Our future success depends on achieving substantial revenue from customer renewals for subscriptions to Websense Enterprise. Subscriptions for Websense Enterprise typically have a duration of 12, 24 or 36 months. Our customers have no obligation to renew their subscriptions upon expiration. We may be unable to generate significant revenue from renewals. In order to maintain our revenues we must continue to sell renewal subscriptions.

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

    We expect that a substantial majority of our future revenues will come from subscriptions to Websense Enterprise. Upon execution of a subscription agreement, we invoice our customers for the full term of the subscription agreement. We then recognize revenue from customers over the terms of their subscription agreements which generally have a duration of 12, 24 or 36 months. As a result, a majority of the revenue we report in each quarter is deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this model, the revenues we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of Websense Enterprise.

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

    We currently sell our products both indirectly and directly; however, we intend to rely increasingly on our indirect sales channels. We depend on our indirect sales channels, including value-added resellers, distributors, original equipment manufacturers and Internet service providers, to offer Websense Enterprise to a larger customer base than we can reach through our direct sales efforts. We will need to expand our existing relationships and enter into new relationships to increase our current and future market share and revenue. We may be unable to maintain and expand our existing relationships or enter into new relationships on commercially reasonable terms or at all. If we are unable to maintain and expand our existing relationships or enter into new relationships, we would lose customer introductions and co-marketing benefits and our operating results could suffer.

Our reliance on indirect sales channels could result in reduced revenue growth because we have little control over our value-added resellers, distributors and original equipment manufacturers.

    Our indirect sales channels accounted for approximately 85% of our revenues in the first quarter of 2001. We anticipate that sales from our various indirect sales channels, including value-added resellers, distributors, original equipment manufacturers, Internet service providers and others, will account for an increasing percentage of our total revenues in future periods. None of these parties is obligated to continue selling our products or to make any purchases from us. Our ability to generate increased revenue depends significantly upon the ability and willingness of our indirect sales channels to market and sell our products to organizations worldwide. If they are unsuccessful in their efforts, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Many of our indirect sales channels also market and sell products that compete with Websense Enterprise. We may not be able to prevent these parties from devoting greater resources to support our competitors' products.

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

  •
  companies offering network reporting products, such as Telemate.Net and WebTrends and

  •
  companies offering client-based software filtering products, such as 8E6.

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

    We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 34% of our total revenues in the first quarter of 2001. As a key component of our business strategy, we intend to expand our international sales. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

    In the first quarter of 2001 we have seen a rapid and increasingly severe economic downturn in the United States and in the other international markets in which we offer our products. This downturn may impact our ability to reach profitability by:

  •
  negatively affecting growth in demand for our products and services;

  •
  causing some of our customers to be unable to pay for subscriptions they have ordered; and

  •
  decreasing the renewal rate of subscriptions by our existing customers.

    In addition, the economic downturn may force companies to prioritize expenditures, and these companies may decide that subscriptions to our products are unnecessary expenditures in a slowing economy. There can be no certainty as to the degree or severity of the duration of this downturn. We also cannot predict the extent and timing of the impact of the economic downturn in the United States and in other countries and geographic regions in which we conduct our business.

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

    An additional equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

Our common stock may not develop or maintain an active, liquid trading market.

    We completed our initial public offering in March 2000. Prior to this offering, there was no public market for our common stock. We cannot predict whether an active trading market in our common stock will develop or be maintained or how liquid that market may become.

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

    As a result, it is possible that in some future periods, our results of operations may not meet the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

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

    The success of Websense Enterprise depends on the breadth and accuracy of our database. Although our database currently catalogs approximately 2.2 million Web sites, it contains only a fraction of the material available on the Internet. In addition, the total number of Web sites is growing rapidly, and we expect this rapid growth rate to continue in the future. Our database and database technologies may not be able to keep pace with the growth in the number of Web sites, especially the growing number of Web sites containing foreign languages. Further, the ongoing evolution of the Internet will require us to continually improve the functionality, features and reliability of our database. Because Websense Enterprise can only manage access to Web sites included in our database, if our database does not contain a meaningful portion of relevant Web sites, the effectiveness of Websense Enterprise will be significantly diminished. Any failure of our database to keep pace with the rapid growth and technological change of the Internet will impair the market acceptance of Websense Enterprise, which in turn will harm our business, results of operations and financial condition.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and establish our Websense brand.

    Intellectual property is critical to our success, and we rely upon trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our Websense brand. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. We currently have no issued patents and may be unable to obtain patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as United States laws, and mechanisms for enforcement of intellectual property rights may be inadequate. As a result our means of protecting our proprietary technology and brands may not be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.

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

    Our executive officers, directors and principal stockholders, and their respective affiliates, beneficially own approximately 70% of our outstanding common stock. These stockholders, if acting together, would be able to control substantially all matters requiring approval by our stockholders, including the election of all directors and approval of significant corporate transactions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    Our market risk exposures are related to our cash, cash equivalents and investments in marketable securities. We invest our excess cash in highly liquid short-term investments, commercial paper, corporate bonds, and mortgage-backed securities. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore impact our cash flows and results of operations.

    In addition, we have a $1.5 million loan and security agreement with a financial institution. Interest on this credit facility is 9.75% at March 31, 2001. At March 31, 2001 we had no advances outstanding under this credit facility. If we were to draw advances under this facility changes in interest rates would affect the interest expense we would pay and could, therefore, impact our cash flows and results of operations.

Part II—Other Information

Item 1. Legal Proceedings

We are currently not a party to any litigation that could have a material adverse effect on our results of operations, financial position or business.

Item 2. Changes in Securities and Use of Proceeds

(a)
Not applicable.

(b)
Not applicable.

(c)
Not applicable.

(d)
On March 28, 2000, we completed our IPO for the sale of common stock, which resulted in net proceeds of $65.7 million after payment of the underwriters' commissions and deductions of offering expenses. The shares of common stock sold in the IPO were registered pursuant to a Registration statement on Form S-1 (Registration No. 333-95619) that was declared effective by the SEC on March 27,2000. The use of proceeds for this reporting period has conformed with our intended use as outlined the prospectus. We currently have approximately $64.3 million remaining from our IPO proceeds.

Item 3. Defaults upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

    None.

(b)
Reports on Form 8-K

The Company filed a Report on Form 8-K on March 8, 2001 concerning the resignation of a director who had been serving as a member of the Board of Directors and the Audit Committee and the appointment of a director to fill the resulting vacancies.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.
Date: May 11, 2001	By:	/s/ JOHN B. CARRINGTON John B. Carrington Chairman of the Board, President, and Chief Executive Officer
	By:	/s/ DOUGLAS C. WRIDE Douglas C. Wride Chief Financial Officer

QuickLinks

Websense, Inc. Table of Contents
Websense, Inc. Consolidated Balance Sheets (in thousands)
Websense, Inc. Consolidated Statements of Operations (unaudited and in thousands, except per share amounts)
Websense, Inc. Consolidated Statement of Stockholders' Equity (unaudited and in thousands)
Websense, Inc. Consolidated Statements of Cash Flows (unaudited and in thousands)
WEBSENSE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES