Form 10-Q
period 2001-06-30
WEBSENSE INC
filed 2001-08-14
CIK 1098277

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes /x/  No / /  (2) Yes /x/  No / /

    The number of shares of the Registrant's common stock, $0.01 par value, outstanding as of July 31, 2001 was 20,028,339

Websense, Inc.

Table of Contents

Part I—Financial Information

Item 1. Financial Statements (unaudited)

Websense, Inc.

Consolidated Balance Sheets

(in thousands)

	June 30, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,362	$13,106
Investments in marketable securities	77,439	68,153
Accounts receivable, net	6,966	7,073
Accounts receivable from a related party	331	525
Other current assets	1,256	616

Total current assets	97,354	89,473
Property and equipment, net	2,765	2,793
Deposits and other assets	168	188

Total assets	$100,287	$92,454

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$246	$815
Accrued payroll and related benefits	1,841	1,764
Other accrued expenses	2,126	1,324
Deferred revenue, current portion	22,064	16,551

Total current liabilities	26,277	20,454
Deferred revenue, less current portion	8,919	7,936
Stockholders' equity:
Common stock	200	197
Additional paid-in capital	86,860	86,111
Deferred compensation	(850)	(1,459)
Accumulated deficit	(21,210)	(20,810)
Accumulated other comprehensive income	91	25

Total stockholders' equity	65,091	64,064

Total liabilities and stockholders' equity	$100,287	$92,454

See accompanying notes.

Websense, Inc.

Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Revenues:
Subscriptions	$8,126	$3,598	$14,837	$6,561
Other products and services	77	196	227	358

Total revenues	8,203	3,794	15,064	6,919

Cost of revenues:
Subscriptions	807	470	1,512	942
Other products and services	30	194	142	341

Total cost of revenues	837	664	1,654	1,283

Gross margin	7,366	3,130	13,410	5,636

Operating expenses:
Selling and marketing	4,978	3,205	9,254	5,677
Research and development	1,860	1,486	3,672	3,063
General and administrative	1,466	730	2,669	1,467
Amortization of stock-based compensation	245	510	445	1,143

Total operating expenses	8,549	5,931	16,040	11,350

Loss from operations	(1,183)	(2,801)	(2,630)	(5,714)
Interest income, net	1,170	1,218	2,230	1,322

Net loss	$(13)	$(1,583)	$(400)	$(4,392)

Basic and diluted net loss per share	$(0.00)	$(0.08)	$(0.02)	$(0.31)

Basic and diluted common shares	19,947	19,513	19,861	14,202

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders' Equity

(unaudited and in thousands)

	Common Stock					Accumulated other comprehensive income
			Additional paid-in capital	Deferred compensation	Accumulated deficit		Total stockholders' equity
	Shares	Amount
Balance at December 31, 2000	19,705	$197	$86,111	$(1,459)	$(20,810)	$25	$64,064
Issuance of common stock upon exercise of options	277	3	450	—	—	—	453
Issuance of common stock under employee stock purchase plan	44	—	463	—	—	—	463
Deferred compensation (net of forfeitures)	—	—	(164)	164	—	—	0
Amortization of deferred compensation	—	—	—	445	—	—	445
Net loss	—	—	—	—	(400)	—	(400)
Unrealized gain on securities available for sale	—	—	—	—	—	66	66

Comprehensive net loss	—	—	—	—	—	—	(334)

Balance at June 30, 2001	20,026	$200	$86,860	$(850)	$(21,210)	$91	$65,091

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Six Months Ended June 30,
	2001	2000
Operating activities:
Net loss	$(400)	$(4,392)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	848	502
Deferred revenue	6,496	5,113
Amortization of deferred compensation	445	1,143
Changes in operating assets and liabilities:
Accounts receivable	301	(971)
Deposits and other assets	(620)	(613)
Accounts payable	(569)	(138)
Accrued payroll and related benefits	77	453
Other accrued expenses	802	513

Net cash provided by operating activities	7,380	1,610

Investing activities:
Purchase of equipment	(820)	(999)
Purchase of marketable securities	(10,659)	(42,784)
Maturities of marketable securities	1,439	—

Net cash used in investing activities	(10,040)	(43,783)

Financing activities:
Repayments of notes payable	—	(1,494)
Proceeds from issuance of common stock	916	65,834

Net cash provided by financing activities	916	64,340

Increase (decrease) in cash and cash equivalents	(1,744)	22,167
Cash and cash equivalents at beginning of period	13,106	10,735

Cash and cash equivalents at end of period	$11,362	$32,902

Supplemental disclosures of cash flow information:
Interest paid	$—	$62

Increase (decrease) in deferred compensation	$(164)	$849

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

    These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000, included in Websense, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

3.  Amortization of Stock-based Compensation

    For the three and six month periods ended June 30, 2001 and 2000, we recorded amortization of stock-based compensation. The allocation of the expense by operating expense category is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Selling and marketing	$70	$156	$84	$342
Research and development	43	97	71	216
General and administrative	132	257	290	585

	$245	$510	$445	$1,143

4.  Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments on the Company's balance sheet at fair value. The FASB subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. We adopted SFAS 133 effective January 1, 2001. As we do not engage in any hedging or derivative activities the adoption of SFAS 133 did not have a material impact on our financial position or results of operations.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." These statements drastically change the accounting for business combinations, goodwill, and intangible assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations. The requirements of SFAS 141 are effective for any business combination that is completed after June 30, 2001. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their lives (but no maximum life). The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangible will be amortized during this transition period until adoption whereas new goodwill and indefinite intangible assets acquired after June 30, 2001 will not. We do not expect adoption of these standards to significantly impact operating results or financial position since we have not engaged in any business combinations to date and have no intangible assets.

[Remainder of page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    From time to time we have made and may continue to make "forward looking statements." This report on Form 10-Q may contain forward looking statements. These statements, which represent our expectations or beliefs concerning various future events, include but are not limited to statements concerning the following:

  •
  anticipated trends in revenue;

  •
  growth opportunities in domestic and international markets;

  •
  expected trends in operating expenses;

  •
  anticipated cash and capital requirements; and

  •
  intentions regarding investment of excess cash.

    Actual results may differ materially from results anticipated in such forward looking statements. We expressly disclaim any obligation to update any forward looking statements to reflect events or circumstances arising after the date hereof or otherwise.

    Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Risks and Uncertainties," "Factors Affecting Our Operating Results" or "Risk Factors" and included herein and other reports and filings made with the Securities and Exchange Commission.

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

    In 1999, we changed our name to Websense, Inc. and completed our change in business strategy. In the same year, we expanded our senior management team, raised approximately $9.8 million in a private round of financing and further strengthened indirect sales channels and business relationships. In December 1999 we released version 4.0, a redesigned version of Websense Enterprise; our most recent version was released in June 2001. We currently derive a substantial majority of our revenues from subscriptions to this solution and expect this trend to continue in the future. When a purchase decision is made, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. Upon entering into the subscription agreement, we promptly invoice our customers. Generally, payment is due for the full term of the subscription within 30 days of the invoice. We recognize revenue monthly on a straight-line basis over the term of the subscription agreement. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers who wish to resubscribe must do so at our then current rates to continue using Websense Enterprise. Our revenue is significantly influenced by subscription renewals, and a decrease in subscription renewals could negatively impact our revenue.

    We also derive a small portion of our revenues from professional services for the implementation of our products and from resale of hardware and software. We recognize revenues for these services and products upon their completion or delivery. We expect these revenues to continue to decline as a percent of total revenues for the foreseeable future.

    In the first six months of 2001, we derived 36% of revenues from international sales compared to 30% in the first six months of 2000. We are continuing to expand our international operations, particularly in selected countries in the European and Asia Pacific markets, because we believe international markets represent a significant growth opportunity.

    We currently sell solutions through indirect (86% of revenue in the first six months of 2001) and direct (14% of revenue in the first six months of 2001) channels; our strategy is to rely heavily on indirect sales channels. Domestically, we sell solutions through more than 750 Value Added Resellers, or VARs, and through our sales force. Internationally, we distribute Websense Enterprise through more than 125 distributors and resellers in over 79 countries who resell our solution through VARs and their resellers. In addition, we leverage the sales and marketing capabilities of the original equipment manufacturers, or OEMs, and other key providers of complementary hardware and software products.

    Because we derive revenues from subscription fees, we do not recognize the entire amount of subscription fees received in the month the subscription agreements are executed. However, we recognize operating expenses as they are incurred. Operating expenses have continued to increase as compared to prior periods due to expanded selling and marketing efforts, research and development and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in subsequent periods.

[Remainder of page intentionally left blank]

Results of Operations

Three months ended June 30, 2001 compared to the three months ended June 30, 2000

    The following table sets forth, as a percentage of total revenues, certain income data for the period indicated.

	Three Months Ended
	June 30, 2001	June 30, 2000
Revenues:
Subscriptions	99%	95%
Other products and services	1%	5%

Total revenues	100%	100%

Cost of revenues:
Subscriptions	10%	13%
Other products and services	0%	5%

Total cost of revenues	10%	18%

Gross margin	90%	82%

Operating expenses:
Selling and marketing	61%	84%
Research and development	23%	39%
General and administrative	18%	19%
Amortization of stock-based compensation	3%	13%

Total operating expenses	105%	155%

Loss from operations	(15%)	(73%)
Interest income, net	14%	32%

Net loss	(1%)	(41%)

Revenues

    Subscriptions.  Subscription revenue increased $4.5 million, or 126% to $8.1 million in the second quarter of 2001 from $3.6 million in the second quarter of 2000. Subscription revenue accounted for 99% of total revenues in the second quarter of 2001 compared to 95% in the second quarter of 2000. This increase was consistent with the strategy that transformed Websense from a network security services organization and reseller of third-party security software to provider of Websense Enterprise, a high-margin, subscription-based EIM solution.

    Other products and services.  Other products and services revenue decreased $119,000, or 61% to $77,000 in the second quarter of 2001 from $196,000 in the second quarter of 2000. Other products and services revenue accounted for 1% of revenues in the second quarter of 2001 compared to 5% in the second quarter of 2000. We expect this decline to continue.

Cost of Revenues

    Cost of subscriptions.  Cost of subscriptions consists of the costs of web site review, technical support and infrastructure costs associated with maintaining our database. Cost of subscriptions increased $337,000 or 72% to $807,000 in the second quarter of 2001, from $470,000 in the second quarter of 2000. This increase was primarily due to additional personnel in our database and technical support groups. Costs of subscriptions, as a percentage of total revenue was 10% in the second quarter of 2001 as compared to 13% in the second quarter of 2000. The decrease in the percentage of subscription revenue was due to the increase in revenue and economies of scale achieved related to the associated costs.

    Cost of other products and services.  Costs of other products and services consist primarily of the cost of resale software and related hardware. Cost of other products and services decreased $164,000 or 85%, to $30,000 in the second quarter of 2001, from $194,000 in the second quarter of 2000. Cost of other products and services as a percentage of total revenue decreased to 0.3% in the first quarter of 2001 compared to 5% in the first quarter of 2000 as the associated revenue declined.

Gross Margin

    Gross margin was $7.4 million, or 90% of revenues, for the second quarter 2001 compared to $3.1 million, or 82% of revenues, in second quarter 2000. Gross margin increased $4.2 million, or 135%, due to the continuing growth of subscription revenue, which generates higher margins as compared to other products and services.

Operating Expenses

    Selling and marketing.  Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, advertising, promotions, travel and allocated facilities and depreciation expenses. Selling and marketing expenses increased $1.8 million, or 55%, to $5.0 million in the second quarter of 2001, from $3.2 million in the second quarter 2000. The increase was primarily due to the addition of personnel, increased advertising and promotional activities in North America and our continuing expansion into Europe and Asia Pacific. We expect selling and marketing expenses to increase as more personnel are added to support our expanding selling and marketing efforts.

    Research and development.  Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, facilities costs and equipment depreciation. Research and development expenses increased $374,000, or 25%, to $1.9 million in second quarter 2001 from $1.5 million in second quarter 2000. Increased personnel costs associated with the release of Websense Enterprise v4.3 and Websense Reporter 6.2 and the growing number of product platforms drove the increase over the prior year's comparable quarter.

    General and administrative.  General and administrative expenses consist primarily of salaries, benefits and related expenses for executive and administrative personnel, third party professional service fees and allocated facilities and depreciation expenses. General and administrative expenses increased $736,000, or 101%, to $1.5 million in second quarter of 2001 from $730,000 in second quarter 2000. The increase was primarily due to personnel additions, an increase in allowance for bad debt expense, and increased professional service fees, insurance and other costs associated with being a public company. We expect general and administrative expenses to increase in the future, reflecting continued growth in operations.

    Amortization of stock-based compensation.  We recognized $245,000 of stock-based compensation expense in second quarter 2001 net of forfeitures, compared to $510,000 in second quarter 2000, a decrease of $265,000, or 52%. The decrease in the amortization expense primarily reflects the accelerated method of amortization used.

Interest Income, Net

    Net interest income remained relatively consistent at $1.2 million in the second quarter of 2001 and 2000. We experienced a slight decrease in interest income due to lower effective interest rates compared to the prior year as a result of declines in interest rates, partially offset by increased invested balances.

Net Loss

    Net loss decreased $1.6 million, or 99%, to $13,000 (or $0.00 loss per share) from $1.6 million (or $0.08 loss per share) in second quarter 2000. This decrease was due to a combination of an increase in gross margin of $4.2 million, or 135%, offset by an increase in operating expenses of $2.6 million.

[Remainder of page intentionally left blank]

Six months ended June 30, 2001 compared to the six months ended June 30, 2000

    The following table sets forth, as a percentage of total revenues, certain income data for the period indicated.

	Six Months Ended
	June 30, 2001	June 30, 2000
Revenues:
Subscriptions	98%	95%
Other products and services	2%	5%

Total revenues	100%	100%

Cost of revenues:
Subscriptions	10%	14%
Other products and services	1%	5%

Total cost of revenues	11%	19%

Gross margin	89%	81%

Operating expenses:
Selling and marketing	61%	82%
Research and development	24%	44%
General and administrative	18%	21%
Amortization of stock-based compensation	3%	17%

Total operating expenses	106%	164%
Loss from operations	(17%)	(83%)
Interest income, net	15%	19%

Net loss	(2%)	(63%)

Revenues

    Subscriptions.  Subscription revenue increased $8.3 million, or 126% to $14.8 million in the six months ended June 30, 2001 from $6.6 million in the six months ended June 30, 2000. Subscription revenue accounted for 98% of total revenues in the six months ended June 30, 2001 compared to 95% in the six months ended June 30, 2000. This increase in subscription revenue in the first half of this year as compared to the prior year was a result of continued addition of new customers and renewals by existing customers.

    Other products and services.  Other products and services revenue decreased $131,000, or 37% to $227,000 in the six months ended June 30, 2001 from $358,000 in the six months ended June 30, 2000. Other products and services revenue accounted for 2% of revenues in the six months ended June 30, 2001 compared to 5% in the six months ended June 30, 2000. We expect this decline to continue.

Cost of Revenues

    Cost of subscriptions.  Cost of subscriptions consists of the costs of web site review, technical support and infrastructure costs associated with maintaining our database. Cost of subscriptions increased $570,000 or 60% to $1.5 million in the six months ended June 30, 2001, from $942,000 in the six months ended June 30, 2000. This increase was primarily due to personnel added to our database and technical support groups. Costs of subscriptions, as a percentage of total revenue was 10% in the six months ended June 30, 2001 as compared to 14% in the six months ended June 30, 2000. The decrease in the percentage of subscription revenue was due to the increase in revenue and economies of scale achieved related to the associated costs.

    Cost of other products and services.  Costs of other products and services consist primarily of the cost of resale software and related hardware. Cost of other products and services decreased $199,000 or 58%, to $142,000 in the six months ended June 30, 2001, from $341,000 in the six months ended June 30, 2000. Cost of other products and services as a percentage of total revenue decreased to 1% in the first half of 2001 compared to 5% in the first half of 2000.

Gross Margin

    Gross margin was $13.4 million, or 89% of revenues, for the first six months ended June 30, 2001 compared to $5.6 million, or 81% of revenues, in the six months ended June 30, 2000. Gross margin increased $7.8 million, or 138%, due to the continuing growth of subscription revenue, which generates higher margins as compared to other products and services.

Operating Expenses

    Selling and marketing.  Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, advertising, promotions, travel and allocated facilities and depreciation expenses. Selling and marketing expenses increased $3.6 million, or 63%, to $9.3 million in the six months ended June 30, 2001, from $5.7 million in the same six months of the prior year. The increase was primarily due to the addition of personnel, increased advertising and promotional activities in North America and our continuing expansion into Europe and Asia Pacific. We expect selling and marketing expenses to increase as more personnel are added to support our expanding selling and marketing efforts.

    Research and development.  Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, facilities costs and equipment depreciation. Research and development expenses increased $609,000, or 20%, to $3.7 million in the six months ended June 30, 2001 from $3.1 million in the six months ended June 30, 2000. The increase in research and development expenses over the first half of 2000 was due primarily to additional headcount.

    General and administrative.  General and administrative expenses consist primarily of salaries, benefits and related expenses for executive and administrative personnel, third party professional service fees and allocated facilities and depreciation expenses. General and administrative expenses increased $1.2 million, or 82%, to $2.7 million in the six months ended June 30, 2001 from $1.5 million in the six months ended June 30, 2000. The increase was primarily due to personnel additions, increased allowance for bad debt expense and increased professional service fees, insurance and other costs associated with being a public company. We expect general and administrative expenses to increase in the future, reflecting continued growth in operations.

    Amortization of stock-based compensation.  We recognized $445,000 of stock-based compensation expense in the six months ended June 30, 2001 net of forfeitures, compared to $1.1 million in the six months of prior year, a decrease of $698,000, or 61%. The decrease in the amortization expense is due to the accelerated method of amortization used as well as forfeitures amounting to $164,000.

Interest Income, Net

    Net interest income increased $908,000, or 69%, to $2.2 million from $1.3 million in the six months ended June 30, 2000. The increase is due primarily to a larger investment portfolio including proceeds from our March 2000 initial public offering invested for five consecutive quarters as opposed to only one quarter in 2000.

Net Loss

    Net loss decreased $4 million, or 91%, to $400,000 (or $0.02 loss per share) from $4.4 million (or $0.31 loss per share) in the six months ended June 30, 2000. This decrease was due to a combination of an increase in gross margin of $7.8 million, or 138%, and an increase in interest income of $908,000 offset by an increase in operating expenses of $4.7 million, or 41%.

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

    As of June 30, 2001, we had cash and cash equivalents of $11.4 million and investments in marketable securities of $77.4 million and an accumulated deficit of $21.2 million.

    Net cash provided by operating activities was $7.4 million in the six months ended June 30, 2001 compared to $1.6 million in the six months ended June 30, 2000. The relative increase in cash provided by operating activities is primarily due to interest earnings on our invested cash and an increase in our subscriptions (which are initially recorded as deferred revenue).

    Net cash used in investing activities was $10.0 million in the six months ended June 30, 2001 compared to $43.8 million in the six months ended June 30, 2000, reflecting a net decrease in the purchase of investments in marketable securities of $33.6 million in the first half of 2001 versus the first half of 2000. This decrease reflects an overall lengthening of our average investment terms in response to continued interest rate weakness.

    Net cash provided by financing activities was $916,000 in the six months ended June 30, 2001 compared to $64.3 million in the six months ended June 30, 2000. This decrease is due to the proceeds we received upon completion in March 2000 of our initial public offering.

    In June 2000 we entered into a loan and security agreement with a bank for a credit facility of $1.5 million. At June 30, 2001 we had $1.0 million available for drawing under this facility and $500,000 set aside for existing or future letters of credit. We have operating lease commitments of $728,000 expiring in the second half of 2001, $931,000 expiring in 2002 and $239,000 expiring in 2003.

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

We have a history of losses and, because we expect our operating expenses to increase in the future, we may not be able to achieve profitability.

    We have experienced net losses in each of the last 21 fiscal quarters, and as of June 30, 2001, we had an accumulated deficit of $21.2 million. We incurred net losses of $5.9 million and $9.3 million for the years ended December 31, 2000 and 1999, respectively. We may continue to incur significant net losses in the future and may be unable to achieve or maintain profitability unless our revenues increase at a greater rate than our operating expenses. We currently expect our operating expenses to increase substantially, as we, among other things:

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

    Substantially all of our revenues come from subscriptions to Websense Enterprise, and we expect this trend will continue for the foreseeable future. Subscription revenues accounted for 98% of our total revenues in first half of 2001. As a result, if for any reason revenues from Websense Enterprise decline or do not grow as rapidly as we anticipate, our operating results and our business will be significantly impaired. If Websense Enterprise fails to meet the needs of our existing and target customers, or if it does not compare favorably in price and performance to competing products, our growth will be limited. Websense Enterprise may not achieve continued market acceptance. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of Websense Enterprise. We may not be successful in achieving market acceptance of any new products that we develop or of enhanced versions of Websense Enterprise. Any failure or delay in diversifying our existing offerings could harm our business, results of operations and financial condition.

The market for employee Internet management products is emerging, and if we are not successful in promoting awareness of the need for Websense Enterprise and of our Websense brand, our growth may be limited.

    Based on our experience with potential customers, we believe that many corporations are unaware of the existence or scope of problems caused by employee misuse of the Internet. In addition, there may be a time-limited opportunity to achieve and maintain a significant share of the market for employee Internet management products due in part to the emerging nature of this market and the substantial resources available to our existing and potential competitors. We have committed approximately $1.4 million of our marketing communications resources in 2001 to promote awareness of the problems caused by employee misuse of Internet access in the workplace, but we may not be successful in this effort. If employers do not recognize or acknowledge these problems, then the market for Websense Enterprise may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of our Websense brand is critical to achieving widespread acceptance of our existing and future employee Internet management products. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our Websense brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. If we fail to successfully promote our Websense brand, or if our expenses to promote and maintain our Websense brand are greater than anticipated, our results of operations and financial condition could suffer.

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

    Our future success also depends on our ability to sell subscriptions to existing customers for additional employees within their respective organizations. We believe that approximately 20% of our Fortune 500 customers' employees are covered by Websense Enterprise. As a result, to increase our revenues we must sell our existing customers additional subscriptions for Websense Enterprise to get greater coverage of their workforces. This may require increasingly sophisticated sales efforts targeting senior management and other management personnel associated with our customers' Internet infrastructure.

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

    We have only a limited operating history upon which to base an evaluation of our current business and future prospects. We began offering our employee Internet management software in September 1996, but only since May 1998, when we released our first version of Websense Enterprise as a significant enhancement to our original product, have we directed a majority of our focus on this market. We introduced the most recent version of Websense Enterprise in June 2001. As a result, the revenue and income potential of our business and our market are unproven. In addition, we have very limited historical data with respect to subscription renewals because we sell subscriptions that range from one to three years in length and have been selling Websense Enterprise for less than three and one-half years. Further, because of our limited operating history and because the market for employee Internet management products is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing, you should consider an investment in our stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

We may not be able to develop acceptable new products or enhancements to our existing products at a rate required by our rapidly changing market.

    Our future success depends on our ability to develop new products or enhancements to our existing products that keep pace with rapid technological developments and that address the changing needs of our customers. Although Websense Enterprise is designed to operate with a variety of network hardware and software platforms, we will need to continuously modify and enhance Websense Enterprise to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing such products or timely introducing them to the market. In addition, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technology, could increase our research and development expenses. The failure of our products to operate effectively with the existing and future network platforms and technologies will limit or reduce the market for our products, result in customer dissatisfaction and seriously harm our business, results of operations and financial condition.

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

    Our indirect sales channels accounted for approximately 86% of our revenues in the six months ended June 30, 2001. We anticipate that sales from our various indirect sales channels, including value-added resellers, distributors, original equipment manufacturers, Internet service providers and others, will account for a significant percentage of our total revenues in future periods. None of these parties is obligated to continue selling our products or to make any purchases from us. During second quarter 2001, we were informed that our largest distributor in Japan has entered into a joint venture to develop a product that may compete with Websense Enterprise. This may negatively impact our revenues from Japan for the foreseeable future. Our ability to generate increased revenue depends significantly upon the ability and willingness of our indirect sales channels to market and sell our products to organizations worldwide. If they are unsuccessful in their efforts, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Many of our indirect sales channels also market and sell products that compete with Websense Enterprise or may decide to do so in the future. We may not be able to prevent these parties from devoting greater resources to support our competitors' products and/or eliminating their efforts to sell Websense Enterprise.

We face increasing competition from better-established companies that may have significantly greater resources, which could prevent us from increasing revenue or achieving profitability.

    The market for our products is intensely competitive and is likely to become even more so in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of Websense Enterprise to achieve or maintain more widespread market acceptance, any of which would have a material adverse effect on our business, results of operations and financial condition. Our current principal competitors include:

  •
  companies offering network filtering products, such as SurfControl, Secure Computing, Symantec, webwasher.com, TrendMicro, Telemate.Net and N2H2;

  •
  companies offering network reporting products, such as the WebTrends business acquired by NetIQ in 2001; and

  •
  companies offering client-based software filtering products, such as 8e6 Technologies.

    We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle employee Internet management products with their products. We also compete against, and expect increased competition from, traditional network management software developers and Web management service providers. We also face potential competition from our own indirect sales channels, who may decide to develop or sell competing products. Many of our current and potential competitors enjoy substantial competitive advantages, such as:

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

    In the six months ended June 30, 2001 we have seen a rapid and increasingly severe economic downturn in the United States and in the other international markets in which we offer our products. This downturn may impact our ability to reach or sustain profitability by:

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

    We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 36% of our total revenues in the six months ended June 30, 2001. As a key component of our business strategy, we intend to expand our international sales. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

We may need to raise additional funds in the future, which may not be available on acceptable terms or at all.

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

    Further, the stock market has experienced significant price and volume fluctuations that have particularly affected the market price of the stock of many Internet-related companies, and that often have been unrelated or disproportionate to the operating performance of these companies. A number of publicly traded Internet-related companies have current market prices below their initial public offering prices. Market fluctuations such as these may seriously harm the market price of our common stock. In the past, securities class action suits have been filed following periods of market volatility in the price of a company's securities. If such an action were instituted, we would incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, results of operations and financial condition.

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

    The success of Websense Enterprise depends on the breadth and accuracy of our database. Although our database currently catalogs approximately 2.5 million Web sites, it contains only a fraction of the material available on the Internet. In addition, the total number of Web sites is growing rapidly, and we expect this rapid growth rate to continue in the future. Our database and database technologies may not be able to keep pace with the growth in the number of Web sites, especially the growing number of Web sites containing foreign languages. Further, the ongoing evolution of the Internet will require us to continually improve the functionality, features and reliability of our database. Because Websense Enterprise can only manage access to Web sites included in our database, if our database does not contain a meaningful portion of relevant Web sites, the effectiveness of Websense Enterprise will be significantly diminished. Any failure of our database to keep pace with the rapid growth and technological change of the Internet will impair the market acceptance of Websense Enterprise, which in turn will harm our business, results of operations and financial condition.

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

    Our success depends largely upon the continued services of our executive officers and other key management and development personnel. In particular, we rely on John B. Carrington, our President, Chief Executive Officer and Chairman. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products and technologies. We do not have employment agreements with a majority of our executive officers, key management or development personnel and, therefore, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, results of operations and financial condition. In such an event we may be unable to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

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

    Our executive officers, directors and principal stockholders, and their respective affiliates, beneficially own approximately 35% of our outstanding common stock. These stockholders, if acting together, would be able to control substantially all matters requiring approval by our stockholders, including the election of all directors and approval of significant corporate transactions.

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

    In addition, we have a $1.5 million loan and security agreement with a financial institution. Interest on this credit facility is 7% at June 30, 2001. At June 30, 2001 we had no advances outstanding under this credit facility. If we were to draw advances under this facility changes in interest rates would affect the interest expense we would pay and could, therefore, impact our cash flows and results of operations.

Part II—Other Information

Item 1. Legal Proceedings

    We are currently not a party to any litigation that could have a material adverse effect on our results of operations, financial position or business.

Item 2. Changes in Securities and Use of Proceeds

(a)
Not applicable.

(b)
Not applicable.

(c)
Not applicable.

(d)
On March 28, 2000, we completed our initial public offering for the sale of 4,000,000 shares of common stock at a price to the public of $18 per share, which resulted in net proceeds of $65.7 million after payment of the underwriters' commissions and deductions of offering expenses. The registration statement (No.333-95619) related to our initial public offering was declared effective on March 28, 2000. Subsequent to our initial public offering, a portion of the offering proceeds were used to repay the $1.4 million balance of our fixed term loan agreements with financial institutions. The remaining proceeds have conformed with our intended use outlined in the prospectus related to such offering. We currently have approximately $64.3 million remaining from our IPO proceeds.

Item 3. Defaults upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Shareholders was held on Wednesday, May 30, 2001.

    The following proposals were adopted by the margins indicated:

1.
To elect six directors to serve for their respective staggered terms or until their successors are duly elected and qualified.

	Number of Shares
	For	Withheld
John B. Carrington	11,980,828	148,268
Gary E. Sutton	11,980,828	148,268
Bruce T. Coleman	11,980,828	148,268
John F. Schaefer	11,980,828	148,268
Robert J. Loarie	11,980,828	148,268
Peter C. Waller	11,980,828	148,268
2.
To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2001.

For	12,127,143
Against	735
Abstain	1,218
3.
To transact such other business as may properly come before the meeting or any adjournments thereof.

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

(a)
Reports on Form 8-K

    No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.
Date: August 14, 2001	By:	/s/ JOHN B. CARRINGTON John B. Carrington Chairman of the Board, President, and Chief Executive Officer
	By:	/s/ DOUGLAS C. WRIDE Douglas C. Wride Chief Financial Officer

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