Form 10-Q
period 2001-09-30
WEBSENSE INC
filed 2001-11-14
CIK 1098277

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's common stock, $0.01 par value, outstanding as of October 31, 2001 was 20,353,967

Websense, Inc.
Table of Contents

Part I—Financial Information

Item 1. Financial Statements (unaudited)

Websense, Inc.

Consolidated Balance Sheets

(in thousands)

	September 30, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,566	$13,106
Investments in marketable securities	82,239	68,153
Accounts receivable, net	9,276	7,073
Accounts receivable from a related party	821	525
Other current assets	1,239	616

Total current assets	105,141	89,473
Property and equipment, net	2,618	2,793
Deposits and other assets	420	188

Total assets	$108,179	$92,454

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$457	$815
Accrued payroll and related benefits	2,414	1,764
Other accrued expenses	2,061	1,324
Deferred revenue, current portion	25,866	16,551

Total current liabilities	30,798	20,454
Deferred revenue, less current portion	9,760	7,936
Stockholders' equity:
Common stock	202	197
Additional paid in capital	87,060	86,111
Deferred compensation	(640)	(1,459)
Accumulated deficit	(19,337)	(20,810)
Accumulated other comprehensive income	336	25

Total stockholders' equity	67,621	64,064

Total liabilities and stockholders' equity	$108,179	$92,454

See accompanying notes.

Websense, Inc.

Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Revenues:
Subscriptions	$9,489	$4,522	$24,326	$11,080
Other products and services	60	221	287	581

Total revenues	9,549	4,743	24,613	11,661

Cost of revenues:
Subscriptions	884	493	2,396	1,434
Other products and services	27	187	169	529

Total cost of revenues	911	680	2,565	1,963

Gross margin	8,638	4,063	22,048	9,698

Operating expenses:
Selling and marketing	4,531	3,116	13,785	8,800
Research and development	1,837	1,544	5,509	4,602
General and administrative	1,186	920	3,855	2,387
Amortization of stock-based compensation	210	429	655	1,571

Total operating expenses	7,764	6,009	23,804	17,360

Income/(loss) from operations	874	(1,946)	(1,756)	(7,662)
Interest income (expense), net	1,037	1,157	3,267	2,480

Net income (loss) before income taxes	$1,911	$(789)	$1,511	$(5,182)
Provision for income taxes	38	—	38	—

Net income (loss)	$1,873	$(789)	$1,473	$(5,182)

Basic net income (loss) per share	$0.09	$(0.04)	$0.07	$(0.32)

Diluted net income (loss) per share	$0.08	$(0.04)	$0.07	$(0.32)

Basic common shares	20,154	19,527	20,073	15,977

Diluted common shares	22,606	19,527	22,627	15,977

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders' Equity

(unaudited and in thousands)

	Common Stock					Accumulated other comprehensive income
			Additional paid-in capital	Deferred compensation	Accumulated deficit		Total stockholders' equity
	Shares	Amount
Balance at December 31, 2000	19,705	$197	$86,111	$(1,459)	$(20,810)	$25	$64,064
Issuance of common stock upon exercise of options	510	5	650	—	—	—	655
Issuance of common stock under employee stock purchase plan	44	—	463	—	—	—	463
Deferred compensation (net of forfeitures)	—	—	(164)	164	—	—	—
Amortization of deferred compensation	—	—	—	655	—	—	655
Net income	—	—	—	—	1,473	—	1,473
Unrealized gain on securities available for sale	—	—	—	—	—	311	311

Comprehensive net income	—	—	—	—	—	—	1,784

Balance at September 30, 2001	20,259	$202	$87,060	$(640)	$(19,337)	$336	$67,621

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Nine Months Ended September 30,
	2001	2000
Operating activities:
Net income (loss)	$1,473	$(5,182)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,171	759
Deferred revenue	11,139	8,012
Amortization of deferred compensation	655	1,571
Changes in operating assets and liabilities:
Accounts receivable	(2,499)	(1,621)
Deposits and other assets	(855)	(492)
Accounts payable	(358)	(142)
Accrued payroll and related benefits	650	791
Other accrued expenses	737	513

Net cash provided by operating activities	12,113	4,209

Investing activities:
Purchase of equipment	(996)	(1,365)
Purchase of marketable securities	(14,764)	(66,616)
Maturities of marketable securities	989	—

Net cash used in investing activities	(14,771)	(67,981)

Financing activities:
Repayments of notes payable	—	(1,497)
Proceeds from issuance of common stock	1,118	65,754

Net cash provided by financing activities	1,118	64,257

Increase (decrease) in cash and cash equivalents	(1,540)	485
Cash and cash equivalents at beginning of period	13,106	10,735

Cash and cash equivalents at end of period	$11,566	11,220

Supplemental disclosures of cash flow information:
Interest paid	$—	$52

See accompanying notes.

WEBSENSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

    These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000, included in Websense, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.  Net Income (Loss) Per Share

    We compute net income/(loss) per share in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted earnings per share are required to be calculated to include the potentially dilutive effect of the conversion of outstanding stock options.

3.  Amortization of Stock-based Compensation

    For the three- and nine-month periods ended September 30, 2001 and 2000, we recorded amortization of stock-based compensation. The allocation of the expense by operating expense category is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Selling and marketing	$59	$128	$143	$470
Research and development	37	62	108	278
General and administrative	114	239	404	823

	$210	$429	$655	$1,571

4.  Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No.141, "Business Combinations" and SFAS No.142 "Goodwill and Other Intangible Assets." These statements drastically change the accounting for business combinations, goodwill, and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. The requirements of SFAS 141 are effective for any business combination that is completed after June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their lives (but no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangible assets will be amortized during this transition period until adoption whereas new goodwill and indefinite intangible assets acquired after June 30, 2001 will not. We do not expect adoption of these standards to significantly impact our operating results or financial position since we have not engaged in any business combinations to date and have no goodwill.

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

Overview

    We provide employee Internet management, or EIM, solutions that enable businesses to monitor, report and manage how their employees use the Internet. Our Websense Enterprise solution supports an organization's efforts to improve employee productivity, conserve network bandwidth and mitigate potential legal liability. We were founded in 1994 as NetPartners Internet Solutions, a reseller of computer network security solutions and related services. In 1996, we released our first software product, Websense Internet Screening System. Since 1998, we have refocused our business on developing and selling employee Internet management solutions, and no longer focus on the software resale and service business.

    In 1999, we changed our name to Websense, Inc. and completed our change in business strategy. In the same year, we expanded our senior management team, raised approximately $9.8 million in a private round of financing and further strengthened indirect sales channels and business relationships. In December 1999 we released version 4.0, a redesigned version of Websense Enterprise; our most recent version was released in June 2001. We currently derive a substantial majority of our revenues from subscriptions to this solution and expect this trend to continue in the future. When a purchase decision is made, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. Upon entering into the subscription agreement, we promptly invoice our customers. Generally, payment is due for the full term of the subscription within 30 days of the invoice. We recognize revenue monthly on a straight-line basis over the term of the subscription agreement. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers who wish to re-subscribe must do so at our then-current rates to continue using Websense Enterprise. Our revenue is significantly influenced by subscription renewals, and a decrease in subscription renewals could negatively impact our revenue.

    We also derive a small portion of our revenues from professional services for the implementation of our products and from resale of hardware and software. We recognize revenues for these services and products upon their completion or delivery. We expect these revenues to continue to decline as a percent of total revenues for the foreseeable future.

    In the first nine months of 2001, we derived 33% of revenues from international sales compared to 31% in the first nine months of 2000. We are continuing to expand our international operations, particularly in selected countries in the European and Asia Pacific markets, because we believe international markets represent a significant growth opportunity.

    We continue to sell solutions through indirect (92% of revenue in the first nine months of 2001) and direct (8% of revenue in the first nine months of 2001) channels; our strategy is to rely heavily on indirect sales channels. Domestically, we sell solutions through more than 740 Value Added Resellers, or VARs, and through our sales force. Internationally, we distribute Websense Enterprise through more than 180 distributors and resellers in over 83 countries who resell our solution through VARs and their resellers. In addition, we leverage the sales and marketing capabilities of the original equipment manufacturers, or OEMs, and other key providers of complementary hardware and software products.

    Because we derive revenues from subscription fees, we do not recognize the entire amount of subscription fees received in the month the subscription agreements are executed. However, we recognize operating expenses as they are incurred. Operating expenses have continued to increase on a year over year basis due to expanded selling and marketing efforts, research and development and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in subsequent periods.

[Remainder of page intentionally left blank]

Results of Operations

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

    The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

	Three Months Ended
	September 30, 2001	September 30, 2000
Revenues:
Subscriptions	99%	95%
Other products and services	1%	5%

Total revenues	100%	100%

Cost of revenues:
Subscriptions	9%	10%
Other products and services	1%	4%

Total cost of revenues	10%	14%

Gross margin	90%	86%
Operating expenses:
Selling and marketing	48%	66%
Research and development	19%	33%
General and administrative	12%	19%
Amortization of stock-based compensation	2%	9%

Total operating expenses	81%	127%

Income/(loss) from operations	9%	(41%)
Interest income (expense), net	11%	24%

Net income (loss) before income taxes	20%	(17%)
Provision for income taxes	0%	0%

Net income (loss)	20%	(17%)

Revenues

    Subscriptions.  Subscription revenue increased $5 million, or 110%, to $9.5 million in the third quarter of 2001 from $4.5 million in the third quarter of 2000. Subscription revenue accounted for 99% of total revenues in the third quarter of 2001 compared to 95% in the third quarter of 2000. This increase was consistent with the strategy that transformed Websense from a network security services organization and reseller of third-party security software to a provider of Websense Enterprise, a high-margin, subscription-based Employee Internet Management solution.

    Other products and services.  Other products and services revenue decreased $161,000, or 73% to $60,000 in the third quarter of 2001 from $221,000 in the third quarter of 2000. Other products and services revenue accounted for 1% of revenues in the third quarter of 2001 compared to 5% in the third quarter of 2000. We expect this decline to continue.

Cost of Revenues

    Cost of subscriptions.  Cost of subscriptions consists of the costs of web site review, technical support and infrastructure costs associated with maintaining our database. Cost of subscriptions increased $391,000 or 79% to $884,000 in the third quarter of 2001, from $493,000 in the third quarter of 2000. This increase was primarily due to additional personnel in our database and technical support groups. Costs of subscriptions, as a percentage of total revenue was 9% in the third quarter of 2001 as compared to 10% in the third quarter of 2000. The decrease in the percentage of subscription revenue was due to the increase in revenue and economies of scale achieved related to the associated costs.

    Cost of other products and services.  Costs of other products and services consist primarily of the cost of resale software and related hardware. Cost of other products and services decreased $160,000 or 86%, to $27,000 in the third quarter of 2001, from $187,000 in the third quarter of 2000. Cost of other products and services as a percentage of total revenue decreased to 1% in the third quarter of 2001 compared to 4% in the third quarter of 2000 as the associated revenue declined while total revenue increased.

Gross Margin

    Gross margin was $8.6 million, or 90% of revenues, for the third quarter 2001 compared to $4.1 million, or 86% of revenues, in third quarter 2000. Gross margin increased $4.6 million, or 113%, due to the continuing growth of subscription revenue, which generates higher margins as compared to other products and services.

Operating Expenses

    Selling and marketing.  Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, advertising, promotions, travel and allocated facilities and depreciation expenses. Selling and marketing expenses increased $1.4 million, or 45%, to $4.5 million in the third quarter of 2001, from $3.1 million in the third quarter 2000. The increase was primarily due to the addition of personnel, increased advertising and promotional activities in North America and our continuing expansion into Europe and Asia Pacific. We expect selling and marketing expenses to increase as more personnel are added to support our expanding selling and marketing efforts.

    Research and development.  Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, facilities costs and equipment depreciation. Research and development expenses increased $293,000, or 19%, to $1.8 million in the third quarter 2001 from $1.5 million in the third quarter 2000. Increased personnel costs associated with the release of Websense Enterprise v4.3 and Websense Reporter 6.2 and the growing number of product platforms drove the increase over the prior year's comparable quarter.

    General and administrative.  General and administrative expenses consist primarily of salaries, benefits and related expenses for executive and administrative personnel, third-party professional service fees and allocated facilities and depreciation expenses. General and administrative expenses increased $266,000, or 29%, to $1.2 million in the third quarter of 2001 from $920,000 in the third quarter of 2000. The increase was primarily due to personnel additions, increased taxes and increased costs related to our international expansion. We expect general and administrative expenses to increase in the future, reflecting continued growth in operations.

    Amortization of stock-based compensation.  We recognized $210,000 of stock-based compensation expense, net of forfeitures, in the third quarter 2001, compared to $429,000 in the third quarter 2000, a decrease of $219,000, or 51%. The decrease in the amortization expense primarily results from the accelerated method of amortization used.

Interest Income

    Net interest income decreased $120,000, or 10%, to $1.0 million in the third quarter of 2001 from $1.2 million in the third quarter of 2000. We experienced a decrease in interest income due to lower effective interest rates compared to the prior year as a result of a continued decline in interest rates, partially offset by increased invested balances.

Net Income/(Loss)

    Net income increased $2.7 million, or 337%, to $1.9 million (or $0.08 per diluted share) from a loss of $789,000 (or $0.04 loss per diluted share) in the third quarter 2000. This increase was due to a combination of an increase in gross margin of $4.6 million, or 113%, partially offset by a slight increase in operating expenses of $1.8 million, or 29% and decrease in interest income of $120,000, or 10%.

[Remainder of page intentionally left blank]

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

    The following table sets forth, as a percentage of total revenues, certain income data for the periods indicated.

	Nine Months Ended
	September 30, 2001	September 30, 2000
Revenues:
Subscriptions	99%	95%
Other products and services	1%	5%

Total revenues	100%	100%

Cost of revenues:
Subscriptions	10%	12%
Other products and services	0%	5%

Total cost of revenues	10%	17%

Gross margin	90%	83%

Operating expenses:
Selling and marketing	56%	75%
Research and development	22%	40%
General and administrative	16%	20%
Amortization of stock-based compensation	3%	13%

Total operating expenses	97%	148%

Income/(loss) from operations	(7%)	(65%)
Interest income (expense), net	13%	21%

Net income (loss) before income taxes	6%	(44%)
Provision for income taxes	0%	0%

Net income (loss)	6%	(44%)

Revenues

    Subscriptions.  Subscription revenue increased $13.2 million, or 120% to $24.3 million in the nine months ended September 30, 2001 from $11.1 million in the nine months ended September 30, 2000. Subscription revenue accounted for 99% of total revenues in the nine months ended September 30, 2001 compared to 95% in the nine months ended September 30, 2000. This increase in subscription revenue in the first nine months of this year as compared to the prior year was a result of continued billings growth.

    Other products and services.  Other products and services revenue decreased $294,000, or 51% to $287,000 in the nine months ended September 30, 2001 from $581,000 in the nine months ended September 30, 2000. Other products and services revenue accounted for 1% of revenues in the nine months ended September 30, 2001 compared to 5% in the nine months ended September 30, 2000. We expect this decline as a percentage of revenues to continue as we focus on selling our Websense Enterprise product.

Cost of Revenues

    Cost of subscriptions.  Cost of subscriptions increased $962,000 or 67% to $2.4 million in the nine months ended September 30, 2001, from $1.4 million in the nine months ended September 30, 2000. This increase was primarily due to additional personnel added to our database and technical support groups. Costs of subscriptions, as a percentage of total revenue was 10% in the nine months ended September 30, 2001 as compared to 12% in the nine months ended September 30, 2000. The decrease in the percentage of subscription revenue was due to the increase in revenue and economies of scale achieved related to the associated costs.

    Cost of other products and services.  Cost of other products and services decreased $360,000 or 68%, to $169,000 in the nine months ended September 30, 2001, from $529,000 in the nine months ended September 30, 2000. Cost of other products and services as a percentage of total revenue decreased to less than 1% in the first nine months of 2001 compared to 5% in the first nine months of 2000.

Gross Margin

    Gross margin was $22 million, or 90% of revenues, for the first nine months ended September 30, 2001 compared to $9.7 million, or 83% of revenues, in the nine months ended September 30, 2000. Gross margin increased $12.4 million, or 127%, due to the continuing growth of subscription revenue, which generates higher margins as compared to other products and services.

Operating Expenses

    Selling and marketing.  Selling and marketing expenses increased $5.0 million, or 57%, to $13.8 million in the nine months ended September 30, 2001, from $8.8 million in the same nine months of the prior year. The increase was primarily due to the addition of personnel, increased advertising and promotional activities in North America and our continuing expansion into Europe and Asia Pacific. We expect selling and marketing expenses to increase as more personnel are added to support our expanding selling and marketing efforts.

    Research and development.  Research and development expenses increased $907,000, or 20%, to $5.5 million in the nine months ended September 30, 2001 from $4.6 million in the nine months ended September 30, 2000. The increase in research and development expenses over the first nine months of 2000 was due primarily to additional headcount in the current year.

    General and administrative.  General and administrative expenses increased $1.5 million, or 61%, to $3.9 million in the nine months ended September 30, 2001 from $2.4 million in the nine months ended September 30, 2000. The increase was primarily due to personnel additions, increased allowance for bad debt expense, professional service fees, insurance and other costs associated with being a public company. We expect general and administrative expenses to increase in the future, reflecting continued growth in operations.

    Amortization of stock-based compensation.  We recognized $655,000 of stock-based compensation expense, net of forfeitures, in the nine months ended September 30, 2001 compared to $1.6 million in the nine months ended September 30, 2000 a decrease of $916,000, or 58%. The decrease in the amortization expense is primarily due to the accelerated method of amortization used as well as forfeitures amounting to $164,000.

Interest Income

    Net interest income increased $787,000, or 32%, to $3.3 million from $2.5 million in the nine months ended September 30, 2000. The increase is due primarily to a larger investment portfolio primarily as a result of returns on the proceeds from our initial public offering, which closed in March 2000, as well as continuing investment of positive operating cash flow.

Net Income/(Loss)

    Net income increased $6.7 million, or 128%, to $1.5 million (or $0.07 earnings per share) from a loss of $5.2 million (or $0.32 loss per share) in the nine months ended September 30, 2000. This increase was due to a combination of an increase in gross margin of $12.4 million, or 127%, and an increase in interest income of $787,000 offset by an increase in operating expenses of $6.4 million, or 37%. The return on our invested balances has declined in recent months as a result of continuing declines in interest rates.

[Remainder of page intentionally left blank]

Liquidity and Capital Resources

    From our inception through March 2000, we financed our operations primarily through operating activities and the sale of preferred equity securities. In total, we raised approximately $15.5 million, net of fees and expenses, through the sale of preferred equity securities. In March 2000, we closed our initial public offering with proceeds, net of underwriting fees and offering expenses, of approximately $65.7 million. In the past, we have also utilized available financing for the purchase of capital equipment.

    As of September 30, 2001, we had cash and cash equivalents of $11.6 million and investments in marketable securities of $82.2 million and an accumulated deficit of $19.3 million.

    Net cash provided by operating activities was $12.1 million in the nine months ended September 30, 2001 compared to $4.2 million in the nine months ended September 30, 2000. The relative increase in cash provided by operating activities is primarily due to net income in the current year versus a net loss in the prior year and cash payments received from increased sales of subscriptions (which are initially recorded as deferred revenue).

    Net cash used in investing activities was $14.8 million in the nine months ended September 30, 2001 compared to $68.0 million in the nine months ended September 30, 2000, reflecting a net decrease in the purchase of investments in marketable securities of $51.9 million in the first nine months of 2001 versus the first nine months of 2000. This decrease reflects an overall lengthening of our average investment terms in response to continued interest rate weakness.

    Net cash provided by financing activities was $1.1 million in the nine months ended September 30, 2001 compared to $64.3 million in the nine months ended September 30, 2000. This decrease is due to the proceeds we received upon completion in March 2000 of our initial public offering as compared to the proceeds from option exercises in the current year.

    In June 2000, we entered into a loan and security agreement with a bank for a credit facility of $1.5 million. At September 30, 2001 we had $1.0 million available for drawing under this facility and $500,000 allocated for existing or future letters of credit. We have operating lease commitments of $241,000 expiring in the last three months of 2001, $649,000 expiring in 2002 and $111,000 expiring in 2003.

    We believe that our cash and cash equivalents balances, investments in marketable securities and funds available under our existing credit facilities will be sufficient to satisfy our cash requirements for at least the next 12 months. We intend to continue to invest our cash in excess of current operating requirements in interest bearing, high-grade commercial paper, corporate bonds and government securities. If existing cash is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a larger credit facility. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

We have a history of losses and, because we expect our operating expenses to increase in the future, we may not be able to maintain profitability.

    The third quarter of 2001 is the first quarter since 1996 in which we achieved profitability. In each of our previous 21 fiscal quarters we have experienced net losses, and as of September 30, 2001, we had an accumulated deficit of $19.3 million. We incurred net losses of $5.9 million and $9.3 million for the years ended December 31, 2000 and 1999, respectively. We may be unable to maintain profitability unless our revenues increase at a greater rate than our operating expenses. We currently expect our operating expenses to increase substantially, as we, among other things:

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

    We will need to significantly increase our revenues to maintain profitability. If we fail to increase revenues from subscription fees for Websense Enterprise, we may experience losses in future quarters. If we continue to grow, we also may fail to accurately estimate and assess the associated increase in our operating expenses. If our operating expenses exceed our expectations, our financial performance will be adversely affected, which could cause the price of our common stock to decline.

Because we expect to derive substantially all of our future revenue from subscription fees for Websense Enterprise, any failure of this product to satisfy customer demands or to achieve more widespread market acceptance will seriously harm our business.

    Substantially all of our revenues come from subscriptions to Websense Enterprise, and we expect this trend will continue for the foreseeable future. Subscription revenues accounted for 99% of our total revenues in first nine months of 2001. As a result, if for any reason revenues from Websense Enterprise decline or do not grow as rapidly as we anticipate, our operating results and our business will be significantly impaired. If Websense Enterprise fails to meet the needs of our existing and target customers, or if it does not compare favorably in price and performance to competing products, our growth will be limited. Websense Enterprise may not achieve continued market acceptance. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of Websense Enterprise. We may not be successful in achieving market acceptance of any new products that we develop or of enhanced versions of Websense Enterprise. Any failure or delay in diversifying our existing offerings could harm our business, results of operations and financial condition.

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

    Our future success depends on achieving substantial revenue from customer renewals for subscriptions to Websense Enterprise. Subscriptions for Websense Enterprise typically have durations of 12, 24 or 36 months. Our customers have no obligation to renew their subscriptions upon expiration. We may be unable to generate significant revenue from renewals. In order to maintain our revenues we must be successful in selling renewal subscriptions.

    Our future success also depends on our ability to sell further subscriptions to existing customers in order to obtain additional seats within their respective organizations. We believe that approximately 20% of our customers' Internet-enabled employees are covered by Websense Enterprise. As a result, to increase our revenues we must sell our existing customers additional subscriptions for Websense Enterprise to get greater coverage of their workforces. This may require increasingly sophisticated sales efforts targeting senior management and other management personnel associated with our customers' Internet infrastructure.

Because we recognize revenue from subscriptions for Websense Enterprise ratably over the term of the subscription, downturns in sales may not be immediately reflected in our revenues.

    We expect that a substantial majority of our future revenues will come from subscriptions to Websense Enterprise. Upon execution of a subscription agreement, we invoice our customers for the full term of the subscription agreement. We then recognize revenue from customers over the terms of their subscription agreements which generally have durations of 12, 24 or 36 months. As a result, a majority of the revenue we report in each quarter is deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this model, the revenues we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of Websense Enterprise.

We are an early-stage company with an unproven business model, which makes it difficult to evaluate our current business and future prospects.

    We have only a limited operating history upon which to base an evaluation of our current business and future prospects. We began offering our employee Internet management software in September 1996, but only since May 1998, when we released our first version of Websense Enterprise as a significant enhancement to our original product, have we directed a majority of our focus on this market. We introduced the most recent version of Websense Enterprise in June 2001. As a result, the revenue and income potential of our business and our market are unproven. In addition, we have very limited historical data with respect to subscription renewals because we sell subscriptions that range from one to three years in length and have been selling Websense Enterprise for less than four years. Further, because of our limited operating history and because the market for employee Internet management products is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing, you should consider an investment in our stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

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

    Our indirect sales channels accounted for approximately 92% of our revenues in the nine months ended September 30, 2001. We anticipate that sales from our various indirect sales channels, including value-added resellers, distributors, original equipment manufacturers, Internet service providers and others, will account for an increasing percentage of our total revenues in future periods. None of these parties is obligated to continue selling our products or to make any purchases from us. Our ability to generate increased revenue depends significantly upon the ability and willingness of our indirect sales channels to market and sell our products to organizations worldwide. If they are unsuccessful in their efforts, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Many of our indirect sales channels also market and sell products that compete with Websense Enterprise or may decide to do so in the future. We may not be able to prevent these parties from devoting greater resources to support our competitors' products and/or eliminating their efforts to sell Websense Enterprise.

We face increasing competition from better-established companies that may have significantly greater resources, which could prevent us from increasing revenue or maintaining profitability.

    The market for our products is intensely competitive and is likely to become even more so in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of Websense Enterprise to achieve or maintain more widespread market acceptance, any of which would have a material adverse effect on our business, results of operations and financial condition. Our current principal competitors include:

  •
  companies offering network filtering products, such as SurfControl, Secure Computing, Symantec, webwasher.com, TrendMicro, Telemate.Net, N2H2, Elron Software and RuleSpace;

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

Negative economic conditions, terrorism and acts of hostility in the United States and in the other countries and geographic areas in which we offer our products may negatively impact our ability to maintain profitability.

    In the nine months ended September 30, 2001 we have seen a rapid and increasingly severe economic downturn in the United States and in the other international markets in which we offer our products. In addition, we have seen acts of hostility and terrorism which may increase or prolong this economic downturn. This downturn may impact our ability to sustain profitability by:

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

    We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 33% of our total revenues in the nine months ended September 30, 2001. As a key component of our business strategy, we intend to expand our international sales. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

Our common stock may not maintain an active, liquid trading market.

    We completed our initial public offering in March 2000. Prior to this offering, there was no public market for our common stock. We cannot predict whether an active trading market in our common stock will be maintained or how liquid that market may become.

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

    The market price of our common stock has been and likely will continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

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

    The success of Websense Enterprise depends on the breadth and accuracy of our database. Although our database currently catalogs approximately 2.6 million Web sites, it contains only a fraction of the material available on the Internet. In addition, the total number of Web sites is growing rapidly, and we expect this rapid growth rate to continue in the future. Our database and database technologies may not be able to keep pace with the growth in the number of Web sites, especially the growing number of Web sites containing foreign languages. Further, the ongoing evolution of the Internet will require us to continually improve the functionality, features and reliability of our database. Because Websense Enterprise can only manage access to Web sites included in our database, if our database does not contain a meaningful portion of relevant Web sites, the effectiveness of Websense Enterprise will be significantly diminished. Any failure of our database to keep pace with the rapid growth and technological change of the Internet will impair the market acceptance of Websense Enterprise, which in turn will harm our business, results of operations and financial condition.

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

    Our executive officers, directors and principal stockholders, and their respective affiliates, beneficially own approximately 26% of our outstanding common stock. These stockholders, if acting together, would be able to exert significant control over substantially all matters requiring approval by our stockholders, including the election of all directors and approval of significant corporate transactions.

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

    In addition, we have a $1.5 million loan and security agreement with a financial institution. Interest on this credit facility is 6.25% at September 30, 2001. At September 30, 2001 we had no advances outstanding under this credit facility. If we were to draw advances under this facility changes in interest rates would affect the interest expense we would pay and could, therefore, impact our cash flows and results of operations.

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

Item 3. Defaults upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    Our President and Chief Executive Officer, John B. Carrington, and our Vice President and Chief Financial Officer, Douglas C. Wride, in order to diversify their investment portfolios while avoiding conflicts of interest or the appearance of any such conflict that might arise from their positions with the company, have established written plans in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of their holdings of our common stock. Mr. Carrington intends to sell 6,057 shares of stock per week and Mr. Wride intends to sell 2,000 shares of stock per week during a period commencing in November 2001 and ending in November 2002. Both Mr. Carrington and Mr. Wride had similar plans for the period commencing November 2000 through November 2001.

Item 6. Exhibits and Reports on Form 8-K and S-8

  (a)
  Exhibits

    None

  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: November 14, 2001	By:	/s/ JOHN B. CARRINGTON John B. Carrington Chairman of the Board, President, and Chief Executive Officer

	By:	/s/ DOUGLAS C. WRIDE Douglas C. Wride Chief Financial Officer

QuickLinks

Websense, Inc. Table of Contents
Websense, Inc. Consolidated Balance Sheets (in thousands)
Websense, Inc. Consolidated Statements of Operations (unaudited and in thousands, except per share amounts)
Websense, Inc. Consolidated Statement of Stockholders' Equity (unaudited and in thousands)
Websense, Inc. Consolidated Statements of Cash Flows (unaudited and in thousands)
WEBSENSE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
  Item 6. Exhibits and Reports on Form 8-K and S-8
SIGNATURES