Form 10-K405
period 2001-12-31
WEBSENSE INC
filed 2002-03-29
CIK 1098277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 000-30093

Websense, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0380839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10240 Sorrento Valley Road

San Diego, California 92121
858-320-8000
(Address of principal executive offices, zip code and telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $0.01 par value
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     (1) Yes ☑ No ☐          (2) Yes ☑ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 2002 was approximately $464 million (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq National Market for that date). Shares of Common Stock held by each officer, director and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

      The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 28, 2002 was 20,823,208.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 12, 2002 are incorporated by reference into Part III.

      Certain exhibits filed with the Registrant’s prior registration statements and forms 10-K are incorporated herein by reference into Part IV of this Report.

WEBSENSE, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2001

i

PART I

Forward Looking Statements

      From time to time we have made and may continue to make “forward looking statements” within the meaning of the federal securities laws. This report on Form 10-K may contain forward-looking statements. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. Such statements include but are not limited to statements concerning the following:

•	anticipated trends in revenue;

•	growth opportunities in domestic and international markets;

•	expected trends in operating expenses;

•	anticipated cash and capital requirements; and

•	intentions regarding investment of excess cash.

      Actual results may differ materially from results anticipated in such forward-looking statements. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

      You should carefully review and consider the various disclosures in this report regarding factors that could cause actual results to differ materially from anticipated results, including those factors under the caption “Risks and Uncertainties” under Item 7 below, and elsewhere in this report.

Item 1.     Business

Overview

      We provide employee Internet management (EIM) products that enable businesses to manage how their employees use the Internet at work. Our primary product, Websense Enterprise, gives businesses the ability to rapidly implement and configure Internet access policies in support of their efforts to improve employee productivity, conserve network bandwidth and storage space, and mitigate potential legal liability. Our flexible and easy-to-use software applications operate in conjunction with our proprietary Websense Master Database, which is available for daily incremental downloads. This database is organized into 79 categories and encompasses more than 3 million Web sites as of December 31, 2001, representing approximately 600 million Web pages. Our database is updated with approximately 5,000 newly categorized Web sites each business day using a proprietary process of automated site content assessment and classification with manual verification. Websense Enterprise is easy to deploy and use, and requires minimal support by an organization’s information technology department. Our products run on a wide range of integrations in the EIM industry, such as market-leading firewalls, caching appliances, proxy-servers and other network appliances, and can grow with our customers’ needs across multi-location corporations, regional and international offices. We currently operate in one industry segment, as defined by generally accepted accounting principles.

      Our business was incorporated in 1994 as NetPartners Internet Solutions, as a reseller of computer network security products. In 1996, we released Websense Internet Screening System, our first product as a software developer, and, in 1999, we changed our name to Websense, Inc. Our principal offices are located at 10240 Sorrento Valley Road, San Diego, CA 92121.

Industry Background

      The Internet has emerged as a critical business tool and an important communications and commerce platform for enterprises worldwide. As part of their overall business strategies, many organizations are using the Internet to enable business applications that are accessed over their corporate networks. Companies utilize the Internet to optimize their extended supply chains, automate their sales forces, track shipments and communicate with employees, customers, partners and suppliers. Due to the efficiencies, cost-savings and competitive advantages that can be gained by leveraging the Internet, many businesses are continuing to build out their computer networks and information technology infrastructure. In order to accommodate a significant number of simultaneous users and the increasing volume of data transfer associated with enterprise Internet use, many organizations are making substantial investments in wide bandwidth connections such as dedicated T-1 lines, enabling high-speed Internet access.

      The Internet has also become a highly popular consumer medium for entertainment, information and commerce. Dataquest, a division of Gartner Group, has projected that the number of corporate Internet users worldwide will grow from 178 million in 2001 to 304 million in 2004. This rapid adoption of the Internet has been accompanied by the remarkable growth in the number of consumer-oriented content and commerce Web sites and by an expanding assortment of Web-based consumer services. Internet users today have the ability to communicate through e-mail, retrieve news and information from numerous Internet sources, make online purchases of goods and services ranging from books to airline tickets, and otherwise access a broad range of non-business-related content and commerce Web sites. As the rapid evolution of Web content and technology continues, the amount of data, types of data and size of files traveling across the Internet have also grown. Consumers now access and download large, complex files such as streaming audio and video, MP3 music files, multi-player games and a variety of other new media, all of which consume large amounts of network bandwidth. In addition, consumers — including employees, who have access to broadband connections in their offices — are creating security risks by accessing Web sites that offer free software downloads, pirated software and peer-to-peer applications.

      Internet access at work is fast, convenient and essentially free to employees. According to a 2000 survey by Nielsen// NetRatings, less than seven percent of U.S. residents have high-speed Internet access at home. Therefore, in general, employees enjoy quicker and relatively unrestricted Internet access from their desktop computers. As a result, many employees use their employers’ Internet connections for recreational “surfing” or personal matters during business hours. However, non-business use of company Internet access by employees can result in lost employee productivity, increased network bandwidth consumption and storage costs, and potential legal liability. These factors in turn contribute to higher costs for companies that use the Internet.

      Recent research and news reports widely document the hidden costs of open Internet access in the workplace. According to research firm IDC, 30 to 40 percent of all Internet use at work is non-business-related. This non-business use of the Internet can consume large portions of expensive network bandwidth and decrease employee productivity. According to a recent study we commissioned with Luth Research, more than 60 percent of mid- to large-sized companies surveyed had disciplined employees for Internet misuse, and more than 50 percent of those companies had terminated employees for inappropriate Internet activity.

      Businesses are increasingly recognizing the problem of personal Internet use in the workplace, and traditionally have attempted to manage or modify employee behavior through written policies. These policies are easily ignored and difficult to enforce. In order to monitor compliance with policy, managers may require their information technology professionals to review the log files of Web pages visited generated by company servers. This method of employee Internet management is generally cumbersome and time consuming, and often does not provide the company with useful information regarding the actual content or category of Web sites visited. Because this method does not proactively curtail undesirable Internet activity, employers are forced to discipline employee violations after the fact. Such disciplinary actions can be expensive. For instance, the Saratoga Institute estimates that the average cost of replacing fired employees is $77,000 per person.

      To address the problems associated with improper Internet use in the workplace, many businesses have sought products that enable them to proactively manage their employees’ Internet access. Early Internet filtering software for the enterprise was largely derived from products that were originally developed to help parents prevent their children from accessing adult content at home, and used keyword matching and dynamic page review to block content. These, and other more recent products, lack the ability to meet the needs of growing organizations, cannot operate on multiple network platforms, do not provide the flexibility required by management and can be labor-intensive to deploy, consuming valuable information technology resources. In addition, these applications generally do not operate in conjunction with a comprehensive database that is consistently refreshed. Moreover, many of these products’ databases have typically focused on only a few categories such as sex, violence and inappropriate language, ignoring the emergence of new Web content and the subtleties within categories, such as commercial versus residential real estate, for example.

      Workplace management of non-business-related Internet access is an increasingly important priority because of its impact on employee productivity, network bandwidth consumption and potential legal liability. Given the necessity of corporate Internet access and consumers’ continuing adoption of the Web as a mass entertainment, information and commerce medium, we believe there is a significant opportunity for an employee Internet management product that effectively addresses the needs of businesses.

Our Employee Internet Management Products

      We provide employee Internet management products that enable businesses to manage how their employees use the Internet. Our primary product is Websense Enterprise, a software and database package that gives business managers the ability to implement customized Internet access policies for different users and groups within the business, and supports an organization’s efforts to improve employee productivity, conserve network bandwidth and storage space, and mitigate potential legal liability. The software component of Websense Enterprise allows managers the flexibility to select the types of Internet content they wish to allow, block or defer access to based on the database categories we have defined. Our software enforces these managerial selections by comparing Web site requests with the addresses we have categorized in our database. Websense Enterprise is sold on a subscription basis. The principal benefits of our products include:

      Increased Employee Productivity. Websense Enterprise gives businesses the ability to more effectively manage employee Internet access, thereby reducing non-productive Internet use. Our software enables organizations to identify the pattern and scope of Internet use and to manage access to non-business related content or particular categories of Internet content chosen by an organization. In addition, our software allows managers to permit or deny Internet access based on the employee, type of user, time of day, amount of personal surfing time, and type of content being accessed. Websense Enterprise may also be configured to defer access until after work hours or set time-based quotas for each employee, allowing for limited personal surfing during the workday, limiting workplace distractions but allowing appropriate use of the organization’s high-speed Internet connection.

      Reduced Bandwidth Consumption and Network Storage Space. We believe Websense Enterprise allows organizations to reduce bandwidth consumption by managing personal Internet use and access to Web sites, in particular those which may contain bandwidth-intensive content, such as streaming audio and video, MP3 music files, multi-player games and other new media. Reducing the bandwidth consumed by non-business-related Internet traffic allows an organization to use its network more efficiently and effectively in performing important business tasks. In addition, by limiting access to these types of sites, organizations are able to save valuable network storage space from being cluttered with MP3s, images and other files. This avoids costs arising from the need to buy additional networking equipment and storage servers.

      Reduced Exposure to Potential Legal Liabilities. Websense Enterprise supports organizations’ efforts to reduce exposure to legal liability resulting from the improper use of the Internet in the workplace. By implementing our products in conjunction with an overall corporate Internet usage policy, organizations can proactively curtail access to objectionable Internet content such as adult entertainment, illegal activities, hate and racism.

      In addition to the benefits above, our products provide these key features:

      Access to a Comprehensive Database. We provide access to a proprietary database of more than 3.1 million Web sites, representing approximately 600 million unique Web pages. Our database is cataloged into 79 different categories to enable organizations to determine the types of Internet content that are appropriate for their workplace culture. We add approximately 5,000 newly categorized Web sites each business day to our database and make these updates available to our customers for daily incremental downloads. This database is updated daily and refreshed every seven hours to remove dead links and irrelevant content and to identify changing content and newly emerging sites.

      Ability to Customize Employee Internet Access. Websense Enterprise allows organizations to configure specific Internet access policies for various groups, user types or individuals. Through our easy-to-use browser interface, we enable managers to implement Internet access policies with limited impact on information technology resources and personnel. Organizations may choose Internet access options which include blocking Web sites, setting time periods for access, allowing access but generating an exception report, allowing users a specified amount of personal surfing, or deferring access until after work hours.

      Ability to Adapt to a Customer’s Particular Employee Surfing Patterns. We utilize our relationship with our customers to help our software adapt to any company’s particular employee surfing patterns. We accomplish this with WebCatcher, a feature by which customers anonymously send uncategorized Web sites visited by their employees to us daily for review and categorization into the Websense Master Database.

      Premium Group Database Additions for Emerging Web Content. Websense has developed Premium Group database additions that encompass emerging Web content. Premium Group I focuses on productivity management by allowing administrators to manage message boards and clubs, advertisements, freeware/ shareware, instant messaging, online brokerage and trading, and pay-to-surf sites. Premium Group II focuses on bandwidth management and features sites relating to Internet radio and TV, peer-to-peer file sharing, personal network storage/backup, Internet telephony and streaming media.

      Ability to Scale and Operate on a Variety of Network Platforms. Our software is designed to have minimal impact on network performance. Websense Enterprise is available on a broad range of network platforms, and existing implementations currently support up to 50,000 users on a single server. Our software works with popular proxy servers, firewalls and cache engines offered by Internet infrastructure providers such as Cisco, CacheFlow, Check Point, Inktomi, Microsoft Corp., Netscreen, Network Appliance, and SonicWALL.

Products and Services

      We develop and market a software and database application for managing employee access to the Internet. Our products consist of customizable software that reference our proprietary database. Our database of Web page addresses is organized into 79 categories, which are regularly updated and available for incremental daily downloads. In addition to our current offerings, we plan to introduce and market new products and services that will provide enterprises with additional flexibility in managing employee Internet access.

      Websense Enterprise. Websense Enterprise is the foundation of our software offerings. Websense Enterprise integrates with an organization’s network server, proxy server or firewall and is designed to work in networks of virtually any size and configuration. The table below describes the platforms for which we currently offer our Websense Enterprise product.

Proxy Servers	Firewalls	Cache Software and Appliances

• Microsoft Proxy Server • Microsoft ISA Server • iPlanet Proxy Server	• Check Point FireWall-1 • Cisco PIX • NetScreen • CyberGuard • SLMsoft SecurIT • Lightspeed IP Magic • SonicWALL	• Cisco Content Engine
• Network Appliance NetCache
• CacheFlow
• Inktomi Traffic Server and Appliances including: Compaq TaskSmart, Hewlett-Packard Web Cache, Dell PowerApp.cache, and F5 EDGE-FX
• Volera Excelerator
• InfoLibria DynaCache
• IMimic DataReactor

      We sell Websense Enterprise as a subscription based on the number of Internet users to be managed. Additional users, additional features and enhanced technical support are priced separately. Revenues from sales of subscriptions to Websense Enterprise accounted for 99% of total revenues in 2001, 96% of total revenues in 2000 and 83% of total revenues in 1999.

      Content Management. Websense Enterprise enables employers to proactively manage employee Internet access based on the content of the requested Web site. Our software application gives managers the ability to customize, implement and modify Internet access policies for various groups, user types and individuals. An easy-to-use graphical interface enables business managers to define the categories of Web sites to which access will be managed. The filtering software examines each Internet access request, determines the category of the requested Web site and applies the policies that have been defined by the company. Some examples of management options include:

•	Allow. The request is allowed to proceed, because the organization has chosen not to restrict access to the category applicable to the Web site or because the requested Web site does not fall into any of our categories.

•	Block. The requested Web site is in a category that is not allowed to be accessed according to the policy in effect.

•	Quota. Users are allowed a specified amount of personal surfing time within categories that are determined by the administrator. Once the user reaches his or her quota time, he or she is no longer able to access sites in those categories.

•	Defer and Save. The user can bookmark the requested Web site to a personalized AfterWork.com Web page for access at a later time when the organization’s access policy is less restrictive. This Web page can also be accessed from alternative locations, such as from the employee’s home.

•	Continue with Exception Report. The user is reminded about the organization’s Internet usage policy, but can choose to access the requested Web site. Alternatively, the user can save the Web site as described above.

      The Websense Master Database. We offer an extensive and regularly updated database of Web sites. Our database currently catalogs more than 3 million Web sites representing approximately 600 million Web page addresses cataloged into 79 categories. Through proprietary techniques — such as Websense Fingerprint and Websense WebMap — as well as customer features such as WebCatcher, we add approximately 5,000 newly categorized Web sites, representing approximately 500,000 Web page addresses, per business day to our database and make these updates available for incremental daily downloads. In addition, our database is refreshed every seven hours to remove dead links and irrelevant content and to identify changing content and newly emerging sites.

      The breadth and specificity of Web site categories we have defined, provide the enterprise flexibility in selecting which types of material should be allowed, blocked, deferred or reported. We define the categories, based on input we have received from our customers, to identify the types of materials that we believe employers would deem to be unacceptable, inappropriate or undesirable in a work environment. Categories in our database include the following:

• Abortion Advocacy
  • Pro-Choice
  • Pro-Life
• Adult Material
  • Adult Content
  • Lingerie & Swimsuit
  • Nudity
  • Sex
  • Sex Education
• Advocacy Groups
• Business & Economy
  • Financial Data & Services
• Drugs
  • Abused Drugs
  • Marijuana
  • Prescribed Medications
  • Supplements/ Unregulated Compounds
• Education
  • Cultural Institutions
  • Educational Institutions
  • Educational Materials
• Entertainment
  • MP3
• Gambling
• Games
• Government
  • Military
  • Political Groups
• Health
• Illegal/ Questionable
• Information Technology
  • Hacking
  • Proxy Avoidance Systems
  • Search Engines & Portals
  • URL Translation Sites
  • Web Hosting
• Internet Communication
  • Web Chat
• Web-based Email	• Job Search
• Militancy/ Extremist
• News & Media
  • Alternative Journals
• Premium Group I
  • Advertisements
  • Freeware/ Software Download
  • Instant Messaging
  • Message Boards & Clubs
  • Online Brokerage & Trading
  • Pay-to-Surf
• Premium Group II
  • Internet Radio & TV
  • Internet Telephony
  • Peer-to-Peer File Sharing
  • Personal Network Storage/ Backup
  • Streaming Media
• Racism/ Hate
• Religion
  • Non-Traditional Religions
  • Traditional Religions
• Shopping
  • Internet Auctions
  • Real Estate
• Society & Lifestyles
  • Alcohol/ Tobacco
  • Gay & Lesbian Issues
  • Hobbies
  • Personal Web Sites
  • Personal/ Dating
  • Restaurants & Dining
• Special Events
• Sports
  • Sport Hunting/ Gun Clubs
• Tasteless
• Travel
• User-Defined
• Vehicles
• Violence
• Weapons

      Reporter. Websense Reporter is a software application that is offered with Websense Enterprise. This application assists managers in analyzing Internet use within their organizations. Websense Reporter generates more than 50 tabular and graphical reports based on an organization’s Internet use. It analyzes information from Internet monitoring logs and builds visual charts in a variety of formats for easy distribution to and interpretation by managers. Websense Reporter enables managers to identify useful information, including summaries of categories of Web sites visited, requests to all destinations and details regarding individual destination requests.

Customers

      Our customers range from Fortune 500 companies to government and educational organizations covering more than 16,500 subscriptions and a total of more than 11.2 million seats. No customer accounted for more than 10% of our total revenues in 2001, 2000 or 1999.

Sales, Marketing and Distribution

      Sales. We sell our products and services through both indirect and direct channels. For 2001, indirect channel sales comprised more than 80% of total revenues, while direct sales to customers accounted for the remainder of our revenues. Our indirect channels include:

      Value-Added Resellers. We currently have more than 835 domestic value-added resellers that sell our products in the United States.

      Distributors. Internationally, we sell our products through a network of more than 145 distributors and resellers in more than 80 countries.

      Our channel sales efforts are coordinated worldwide through a sales team of approximately 55 individuals. Typical customers that buy direct from us are large organizations that prefer a direct relationship.

      In 2001, we generated approximately 35% of our total revenue from customers outside of the United States. Revenue generated in the United Kingdom represented approximately 10% of our total revenues and revenue generated in Japan represented approximately 7% of our total revenues. We expect international markets to provide increased opportunities for our products in the future. Our current international efforts are focused on expanding our indirect sales channels in Asia/ Pacific, Europe, Latin America and Australia. Our increasing reliance on sales in international markets exposes us to risks attendant to foreign sales. See “Item 7. Risks and Uncertainties — Sales to customers outside the United States have accounted for a significant portion of our revenue, and we expect this trend to continue, which exposes us to risks inherent in international sales.”

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

      Our marketing efforts are targeted toward operational executives and decision makers within businesses, including information technology professionals, chief executives, upper level management and human resource personnel. We actively manage our public relations, communicating directly with technology professionals and the media, in an effort to promote greater awareness of the growing problem caused by employee misuse of the Internet at work. Our additional marketing initiatives include:

•	advertising in high-technology trade magazines, management journals and other business oriented periodicals;

•	participation in and sponsorship of trade shows and industry events;

•	cooperative marketing efforts with our Internet infrastructure partners including Web link exchanges, joint press announcements, joint trade show activities, channel marketing campaigns, road shows and seminars; and

•	use of our Web site to communicate with our indirect sales channels, allow free trials and purchases of our products and provide product and company information to interested parties.

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

Research and Development

      We have invested significant time and resources in creating a structured process for undertaking product and database development projects. The research and development department is divided into several groups, which include database production, software development, quality assurance and documentation. Individuals are grouped along product lines and work as part of cross-disciplined teams designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. Research and development expenses totaled $7.6 million in 2001, $6.3 million in 2000 and $3.9 million in 1999.

Technology

      Software Architecture. Websense Enterprise is a server-based system designed to function in networks of virtually any size and configuration. Websense Enterprise is composed of an integrated system of monitoring, reporting and management applications. It is designed to accommodate network growth without impairing performance or requiring major overhauls and can scale to support networks of up to 50,000 users on a single server. Websense Enterprise integrates with major firewalls, proxy servers and caching engines. We have designed our products to run on multiple network platforms and in multiple locations.

      Database Content Analysis and Updating. We use a process of automated content assessment and classification with manual verification to gather and classify new Web sites for our database. Our automated search technology uses Java-based tools and proprietary pattern recognition systems to automatically search the Internet to identify and catalog Web sites into one of our 79 database categories.

Competition

      The market for Internet-filtering software and related services is fragmented, highly and increasingly competitive, quickly evolving and subject to rapid technological change. Increased competition may result in reduced market acceptance of our products, price reductions and reduced gross margins, any of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. Our current principal competitors include:

•	companies offering network filtering products, such as SurfControl plc, Secure Computing, Symantec Corporation, N2H2 Incorporated, and 8e6 Technologies; and

•	companies offering network reporting products, such as the WebTrends business acquired by NetIQ in 2001 and Wavecrest Computing.

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

      We believe that the principal competitive factors in the market for our products include:

•	a product’s ability to scale and support the requirements of complex networks;

•	use of a large and professionally maintained category database;

•	breadth of product line, giving customers a number of implementation choices;

•	depth of monitoring, reporting and analysis capabilities;

•	capacity to integrate with key network providers;

•	quality of customer support; and

•	price and payment methods.

Intellectual Property Rights

      Our intellectual property rights are important to our business. We rely on a combination of trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and Websense brand. We have registered our Websense trademark in the United States, Japan and the European Union. In addition, we have trademark registrations pending in several other countries. Effective trademark protection may not be available in every country where our products are available.

      We currently have four patent applications pending in the United States and four pending international patent applications that seek to protect our proprietary database and filtering technologies. We do not have any issued patents and our pending patent applications may not result in issued patents.

      Our policy is to enter into confidentiality and invention assignment agreements with all employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. These protections, however, may not be adequate to protect our intellectual property rights.

Employees

      As of February 28, 2002, we had 255 employees. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Executive Officers

      Our executive officers and their ages as of February 28, 2002 are as follows:

Name	Age	Position(s)

John B. Carrington	57	Chairman of the Board, President and Chief Executive Officer
Douglas C. Wride	48	Chief Financial Officer
Harold M. Kester	55	Chief Technology Officer
Curtis H. Staker	42	Executive Vice President of Worldwide Sales
William M. Goldbach	47	Vice President of North America Sales
Karen V. Goodrum	44	Vice President of Finance and Administration
Geoff Haggart	46	Vice President of Europe, Middle East and Africa Sales
Ronald B. Hegli	41	Vice President of Engineering
Andrew Meyer	44	Vice President of Marketing
Kian Saneii	37	Vice President of Business Development

      John B. Carrington has served as our President and Chief Executive Officer since May 1999 and has served as our Chairman since June 1999. Prior to joining Websense, Mr. Carrington was Chairman, President and Chief Executive Officer of Artios, Inc., a provider of hardware and software design solutions to companies in the packaging industry, from August 1996 until it was acquired by BARCO n.a. in December 1998. From

September 1991 to October 1995, Mr. Carrington was President and Chief Executive Officer of Digitalk, Inc., a software development tools company, which has since merged to form ParcPlace-Digitalk, Inc. He received his B.S. in Business Administration from the University of Texas.

      Douglas C. Wride has served as our Chief Financial Officer since June 1999. From March 1997 to December 1998, Mr. Wride served as Chief Financial Officer of Artios, Inc. Mr. Wride also served as Chief Operating Officer of Artios from July 1997 to December 1998. From April 1996 to March 1997, Mr. Wride served as Chief Operating Officer and Chief Financial Officer of NetCount, LLC, a provider of Internet measurement and research services. From February 1992 to January 1996, Mr. Wride was Chief Financial Officer at Digitalk, Inc. Mr. Wride has also held senior-level positions with SSD Management, Inc., a developer of network communications software for wide area networks and Accountants Overload Group, an accounting, finance and data processing job placement company, and spent 11 years in the entrepreneurial technology group at Price Waterhouse & Co. Mr. Wride is a C.P.A and received his B.S. in Business/ Accounting from the University of Southern California.

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

      Curtis H. Staker has served as our Executive Vice President of Worldwide Sales since February 2001. Prior to that, he was with Structural Dynamics Research Corporation (SDRC) from July 1989 to February 2001 serving in a variety of management positions, including Vice President and General Manager of Americas Operations (North and South America regions) and Vice President and General Manager of Asia-Pacific Operations. SDRC, a provider of e-business collaboration solutions, is now owned by Electronic Data Systems (EDS). Mr. Staker began his career as an engineer for Caterpillar Tractor Co. after receiving his B.S. in Mechanical Engineering from Bradley University.

      William M. Goldbach has served as our Vice President of North America Sales since November 2001. From March 1993 to September 2001, he was Director, North America Sales for MRO Software Inc. (formerly PSDI), an Enterprise Asset Management (EAM) solution provider, and for its MRO.COM e-commerce subsidiary. Mr. Goldbach graduated with honors from Boston College, where he received his B.S. in Accounting.

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

      Geoff Haggart has served as our Vice President of Europe, Middle East and Africa Sales since February 2000. From February 1997 to February 2000, Mr. Haggart served as Vice President of European/ International Operations for Continuus Software, a manufacturer and distributor of software change management solutions. Mr. Haggart previously served as Managing Director — UK for Continuus Software from September 1995 to February 1997. Mr. Haggart has also held management and technical positions for a number of companies in Europe and the Middle East, including Legent, Cincom Systems and Bahrain Petroleum Company.

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

      Andrew Meyer has served as our Vice President of Marketing since August 1999. From November 1997 to August 1999, Mr. Meyer served as Vice President of Marketing for Epicor Software (formerly Platinum Software), a provider of enterprise resource planning software. From September 1993 to November 1997, Mr. Meyer was Director of Marketing for Scientific-Atlanta, a cable television and telecommunications manufacturer. Mr. Meyer received his bachelor’s degree in Mechanical Engineering from Georgia Tech and an M.B.A. from the University of New Orleans.

      Kian Saneii has served as our Vice President of Business Development since August 2001. From August 1999 to February 2001, he was Senior Vice President of Worldwide Marketing and Business Development at IPNet Solutions, Inc., a provider of business-to-business integration and supply-chain collaboration solutions. From July 1997 to July 1999, he served as Senior Vice President of Worldwide Marketing for IMA Corporation, a supplier of customer relationship management solutions. From December 1995 to July 1997, he held key positions in marketing management with FileNET Corporation, a developer of software for e-process management. Mr. Saneii received his B.S. in Computer Science from New York University, and an M.S. in Computer Science from Rutgers University.

Item 2.     Properties

      Our corporate headquarters and principal offices are located in San Diego, California, where we lease approximately 58,000 square feet. The lease for the significant majority of the space expires in August 2002, with an option to extend the lease for an additional three years. We believe that our current space is adequate for our current and identified future needs. We lease space for our European headquarters in an executive suite arrangement on an annual basis. We also lease space for our Japan operations in an executive suite arrangement on an annual basis.

Item 3.     Legal Proceedings

      We are not a party to any material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Our Common Stock is traded on the Nasdaq National Market under the symbol “WBSN.” The Common Stock was initially offered to the public on March 28, 2000 at $18.00 per share. The following table sets forth the range of high and low closing prices on the Nasdaq National Market of our Common Stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2001
First Quarter	$16.42	$7.69
Second Quarter	20.00	9.09
Third Quarter	19.19	9.99
Fourth Quarter	33.60	10.54
Year Ended December 31, 2000
First Quarter (subsequent to March 28)	48.06	39.63
Second Quarter	41.25	15.38
Third Quarter	29.00	12.75
Fourth Quarter	23.38	10.38

      To date, we have neither declared nor paid any dividends on the Common Stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on the Common Stock in the foreseeable future. As of February 28, 2002, there were 5,541 holders of record of the Common Stock.

Use of Proceeds

      On March 31, 2000, we closed the sale of 4,000,000 shares of our Common Stock, $0.01 par value, in our initial public offering (the “Offering”). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-95619) that was declared effective by the SEC on March 27, 2000. After deducting the underwriting discounts and commissions and various Offering expenses, we received net proceeds from the Offering of approximately $65.7 million. A portion of the proceeds from the Offering was used to repay the $1.5 million balance of our fixed term loan agreements with a financial institution. We currently have approximately $64.2 million in proceeds remaining from the Offering. We intend to use these proceeds for general corporate purposes, including working capital. We may also use a portion of the net proceeds for acquisitions of businesses, products and technologies, or the establishment of new business opportunities that are complementary to our current and future business.

Item 6.     Selected Financial Data

      You should read the following selected financial data in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. We derived the statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data as of December 31, 2001 and 2000 from our financial statements audited by Ernst & Young LLP, which appear elsewhere in this report. We derived the statement of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997 from our financial statements audited by Ernst & Young LLP, which are not included in this annual report. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except for per share data)
Statement of Operations Data:
Revenues:
Subscriptions	$35,530	$16,680	$7,141	$2,503	$637
Other products and services	363	761	1,506	4,416	4,383

Total revenues	35,893	17,441	8,647	6,919	5,020
Cost of revenues:
Subscriptions	3,397	1,989	1,084	736	218
Other products and services	205	718	1,191	3,724	3,214

Total cost of revenues	3,602	2,707	2,275	4,460	3,432

Gross margin	32,291	14,734	6,372	2,459	1,588
Operating expenses:
Selling and marketing	19,707	12,726	6,311	4,597	1,720
Research and development	7,642	6,287	3,913	1,789	528
General and administrative	5,220	3,491	3,805	1,715	767
Amortization of stock-based compensation	860	1,938	1,822	—	—

Total operating expenses	33,429	24,442	15,851	8,101	3,015

Income (loss) from operations	(1,138)	(9,708)	(9,479)	(5,642)	(1,427)
Interest income (expense), net	4,362	3,761	225	33	(35)

Net income (loss) before income taxes	3,224	(5,947)	(9,254)	(5,609)	(1,462)

Provision for income taxes	108	—	—	—	—

Net income (loss)	$3,116	$(5,947)	$(9,254)	$(5,609)	$(1,462)

Net income (loss) per share:
Basic	$0.16	$(0.35)	$(1.25)	$(0.80)	$(0.21)

Diluted	$0.14	$(0.35)	$(1.25)	$(0.80)	$(0.21)

Weighted average shares — basic	20,082	16,882	7,403	7,000	7,000

Weighted average shares — diluted	22,780	16,882	7,403	7,000	7,000

	As of December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$23,715	$13,106	$10,735	$1,753	$123
Investments in marketable securities	79,393	68,153	—	—	—
Working capital (deficit)	79,846	69,019	5,222	(377)	(1,350)
Total assets	119,812	92,454	16,756	4,355	1,625
Deferred revenue	43,478	24,487	11,593	4,236	1,132
Debt	—	—	1,497	496	—
Total stockholders’ equity (deficit)	70,680	64,064	1,642	(1,217)	(1,340)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report. See “Risks and Uncertainties” regarding certain factors known to us that could cause reported financial information not to be necessarily indicative of future results.

Forward Looking Statements

      From time to time we have made and may continue to make “forward looking statements” within the meaning of the federal securities laws. This report on Form 10-K may contain forward-looking statements. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. Such statements include but are not limited to statements concerning the following:

•	anticipated trends in revenue;

•	growth opportunities in domestic and international markets;

•	expected trends in operating expenses;

•	anticipated cash and capital requirements; and

•	intentions regarding investment of excess cash.

      Actual results may differ materially from results anticipated in such forward-looking statements. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

Overview

      We provide employee Internet management, or EIM, solutions that enable businesses to monitor, report and manage how their employees use the Internet. Our Websense Enterprise solution supports an organization’s efforts to improve employee productivity, conserve network bandwidth and mitigate potential legal liability. We were founded in 1994 as NetPartners Internet Solutions, a reseller of computer network security solutions and related services. In 1996, we released our first software product, Websense Internet Screening System. Since that time, we have refocused our business on developing and selling employee Internet management solutions, and no longer focus on software resale and service business.

      In 1999, we changed our name to Websense, Inc. and completed our change in business strategy. In the same year, we expanded our senior management team, raised approximately $9.8 million in a private round of financing and further strengthened indirect sales channels and business relationships. In December 1999, we released version 4.0, a redesigned version of Websense Enterprise; our most recent version was released in June 2001. We currently derive nearly all of our revenues from subscriptions to this solution and expect this trend to continue in the future.

      We also derive revenues from professional services for the implementation of our products. We recognize revenues for these services upon their completion or delivery. These revenues have declined significantly over the past three years due to our shift in business strategy. We expect these revenues to constitute an insignificant percentage of our total revenues in future periods.

      In 2001, we derived 35% of revenues from international sales compared to 32% in 2000. We believe international markets represent a significant growth opportunity and are continuing to expand our international operations, particularly in selected countries in the European and Asia/Pacific markets.

      We currently sell Websense Enterprise through indirect (more than 80 percent of our revenue) and direct channels; however, our strategy is to continue to rely on indirect sales channels for the majority of our sales. Domestically, we sell solutions through more than 835 Value Added Resellers, or VARs, and through our direct sales force. Internationally, we distribute Websense Enterprise through more than 145 distributors and resellers in more than 80 countries who resell our solution through VARs and their resellers. In addition, we leverage the sales and marketing capabilities of the original equipment manufacturers, or OEMs, and other key providers of complementary hardware and software products.

      As described above, we recognize revenues from subscriptions to Websense Enterprise on a straight-line basis over the term of the subscription. However, we recognize operating expenses as they are incurred. These expenses include commissions relating to the sale of new subscriptions, which are based on the total amount of the subscription contract and are fully expensed in the current period. Operating expenses have continued to increase as compared to prior periods due to expanded selling and marketing efforts and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in subsequent periods.

Critical Accounting Policies

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      Revenue Recognition. When a purchase decision is made, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. We promptly invoice customers for the full amount of their subscriptions at the time a subscription is activated. Generally, payment is due for the full term of the subscription within 30 days of the invoice. We recognize revenue on a monthly straight-line basis over the term of the subscription agreement. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers who wish to resubscribe must do so at our then current rates to continue using Websense Enterprise. Our revenue is significantly influenced by subscription renewals, and a decrease in subscription renewals could negatively impact our revenue.

      Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Deferred Tax Assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination was made. As of December 31, 2001, we had $14.3 million in gross deferred tax assets, which were fully offset by a valuation allowance.

Results of Operations

      The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Years Ended December 31,

	2001	2000	1999

Revenues:
Subscriptions	99%	96%	83%
Other products and services	1%	4%	17%

Total revenues	100%	100%	100%
Cost of revenues:
Subscriptions	9%	12%	13%
Other products and services	1%	4%	14%

Total cost of revenues	10%	16%	27%

Gross margin	90%	84%	73%
Operating expenses:
Selling and marketing	55%	73%	73%
Research and development	21%	36%	45%
General and administrative	15%	20%	44%
Amortization of stock-based compensation	2%	11%	21%

Total operating expenses	93%	140%	183%

Loss from operations	(3)%	(56)%	(110)%
Interest income, net	12%	22%	3%

Net income (loss) before income taxes	9%	(34)%	(107)%
Provision for income taxes	0%	0%	0%

Net income (loss)	9%	(34)%	(107)%

     Years Ended December 31, 2001 and 2000

Revenues

      Subscriptions. Subscription revenue increased from $16.7 million in 2000 to $35.5 million in 2001. This increase was primarily a result of the addition of new customers. Approximately 66% of subscription revenue recognized in 2001 was derived from sales to first-time customers, who initially purchased one-, two-, or three-year subscriptions to Websense Enterprise in 2001 or prior years. The remaining 34% of subscription revenues was generated from renewal business with existing customers. Subscription revenue accounted for 99% of total revenues in 2001 compared to 96% in 2000. The increase as a percentage of sales is due to our focus on selling Websense Enterprise as well as our Premium Group (PG) I and PG II offerings.

      Other products and services. Other products and services revenue, which include revenues from professional services and the resale of hardware and software, decreased from $761,000 in 2000 to $363,000 in 2001. Other products and services revenue accounted for 1% of revenues in 2001 compared to 4% in 2000. Due to our focus on selling Websense Enterprise, we expect other products and services revenue will continue to represent an insignificant percentage of our total revenues in future periods.

Cost of Revenues

      Cost of subscriptions. Cost of subscriptions consists of the costs of Web site review, technical support and infrastructure costs associated with maintaining our database. Cost of subscriptions increased from

$2.0 million in 2000 to $3.4 million in 2001. This increase was primarily due to the costs associated with additional personnel in our database and technical support groups. Cost of subscriptions as a percentage of subscription revenue decreased to 9% in 2001 from 12% in 2000. The decrease in the percentage of subscription revenue was due to the increase in revenue and economies of scale achieved relative to the associated costs.

      Cost of other products and services. Cost of other products and services consists primarily of the cost of resale software and related hardware. Cost of other products and services decreased from $718,000 in 2000 to $205,000 in 2001. The costs decreased as a result of the shift in focus away from reselling hardware and software. Cost of other products and services as a percentage of total revenue decreased to 1% in 2001 compared to 4% in 2000.

Gross Margin

      Gross margin increased from $14.7 million in 2000 to $32.3 million in 2001. The increase was due to a higher percentage mix of subscription revenues, which generate a higher margin as compared to other products and services, as well as increased subscription revenues.

Operating Expenses

      Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, advertising, promotions and travel. Selling and marketing expenses increased from $12.7 million in 2000 to $19.7 million in 2001. The increase in selling and marketing expenses in 2001 of $7.0 million was primarily due to $3.9 million of increased headcount costs, $1.9 million of increased commission expenses resulting from increased sales of pre-paid subscriptions (also referred to as billings), and increased advertising and promotional activities in North America, Europe and Asia Pacific resulting in increased costs of $1.2 million. We expect selling and marketing expenses to increase in the future as more personnel are added to support our globally expanding selling and marketing efforts.

      Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, facilities costs and equipment depreciation. Research and development expenses increased from $6.3 million in 2000 to $7.6 million in 2001. The increase of $1.3 million in research and development expenses was primarily a result of personnel added in 2001 to support our expanding list of technology partners as well as the growing feature set of Websense Enterprise.

      General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, human resources and administrative personnel, third party professional service fees and allocated facilities and depreciation expenses. General and administrative expenses increased from $3.5 million in 2000 to $5.2 million in 2001. The $1.7 million increase in general and administrative expenses in 2001 is primarily due to increased professional service fees of approximately $390,000, increased personnel and facility costs related to our wholly-owned subsidiary in the United Kingdom of approximately $310,000, increased third-party administrative and accounting costs related to our wholly-owned international subsidiaries of approximately $270,000, and also includes increased compensation costs for our executive officers, increased insurance premiums, increased bad debt expense and other increased costs associated with being a public company. We expect general and administrative expenses to increase in future periods, reflecting growth in operations and increased expenses associated with being a public company.

      Amortization of stock-based compensation. Amortization of stock-based compensation decreased from $1.9 million in 2000 to $860,000 in 2001. The decrease in the amortization expense in 2001 is primarily due to the accelerated method of amortization used that resulted in higher expense in 2000 as compared to 2001. We expect amortization of stock-based compensation to decrease in future periods as a result of using the accelerated method of amortization.

     Interest Income, Net

      Net interest income increased from $3.8 million in 2000 to $4.4 million in 2001. The increase is due primarily to larger invested balances resulting from the interest earned on the net proceeds from our initial public offering, which closed in March 2000 (net proceeds were invested for 12 months in 2001 as compared to 9 months in 2000), as well as continuing investment of our positive operating cash flow. Operating cash flow for 2001 was $20.8 million as compared to $7.7 million in 2000. We expect net interest income to increase during 2002 as a result of larger invested balances.

     Provision for Income Taxes

      In 2000, there was no provision for income taxes. During 2001, we incurred estimated income taxes of $108,000 related to our wholly-owned subsidiary in the United Kingdom. We did not incur income taxes related to our operations in the United States (US) due to the utilization of our deferred tax assets that we recorded in prior periods. We expect our effective US tax rate to be less than both the federal and state statutory rates in 2002 due to the continued utilization of our deferred tax assets, however, we expect our provision for income taxes to increase in 2002 as compared to 2001. Subsequent to 2002, we expect the provision for income taxes to continue to increase, reflecting continued growth in our business, both domestically and internationally, and the depletion of our deferred tax assets.

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

      Other products and services. Other products and services revenue decreased from $1.5 million in 1999 to $761,000 in 2000. Other products and services revenue accounted for 4% of revenues in 2000 compared to 17% in 1999. The decrease as a percentage of sales in 2000 is consistent with the strategy that transformed Websense from a network security service organization and reseller of third party security software to a provider of subscription-based employee Internet management products.

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

      Cost of other products and services. Cost of other products and services decreased from $1.2 million in 1999 to $718,000 in 2000. The costs have decreased as a result of the shift in focus away from reselling hardware and software. Cost of other products and services as a percentage of other products and services revenue increased to 94% in 2000 compared to 79% in 1999 primarily due to lower volume discounts on the firewall software and computers that we resold.

Gross Margin

      Gross margin increased from $6.4 million in 1999 to $14.7 million in 2000. The increase was due to a higher percentage mix of subscription revenues, which generate a higher margin as compared to other products and services, as well as increased subscription revenues.

     Operating Expenses

      Selling and marketing. Selling and marketing expenses increased from $6.3 million in 1999 to $12.7 million in 2000. The $6.4 million increase in selling and marketing expenses in 2000 was primarily due to increased costs of $2.6 million due to increased headcount, increases in advertising and promotional costs of $1.3 million, increased travel costs of $328,000 and increased allocations of information technology, facilities and human resource costs of $2.2 million.

      Research and development. Research and development expenses increased from $3.9 million in 1999 to $6.3 million in 2000. The increase of $2.4 million in research and development expenses was primarily a result of increased headcount of $1.0 million and increased allocations of information technology, facilities and human resource costs of $1.4 million.

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

      Amortization of stock-based compensation. Amortization of stock-based compensation increased from $1.8 million in 1999 to $1.9 million in 2000. There was no amortization of stock-based compensation in periods prior to 1999. The increase in the amortization expense in 2000 was primarily due to the large number of option grants that occurred after March 1999 for which deferred compensation was recorded as well as deferred compensation recorded for options issued in the first quarter of 2000.

     Interest Income, Net

      Net interest income increased from $225,000 in 1999 to $3.8 million in 2000. This increase reflected an increase in interest income generated from higher average cash balances and investments in marketable securities in 2000, which included the proceeds from our initial public offering completed in March 2000.

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

      As of December 31, 2001, we had cash and cash equivalents of $23.7 million and investments in marketable securities of $79.4 million and an accumulated deficit of $17.7 million.

      Net cash provided by operating activities was $20.8 million in 2001 and $7.7 million in 2000 compared to net cash used in operating activities of $421,000 in 1999. In 2001 and 2000, cash provided by operating activities is primarily due to an increase in our subscriptions (which are initially recorded as deferred revenue) and interest earnings on our invested cash. In 1999, cash used in operations was primarily the result of our net loss partially offset by an increase in deferred revenue. Our operating cash flow and revenue are significantly influenced by subscription renewals, and a decrease in subscription renewals would negatively impact our operating cash flow and revenue.

      Net cash used in investing activities was $12.8 million in 2001 compared to $70.3 million in 2000 and $1.7 million in 1999. The relative decrease in cash used in investing activities in 2001 is primarily due to purchases of marketable securities mainly using positive operating cash flow whereas we utilized the proceeds of our initial public offering in March 2000 as well as positive operating cash flow to purchase marketable securities during 2000. The relative increase in cash used in investing activities in 2000 is primarily due to purchases of marketable securities using proceeds of our initial public offering in March 2000. In 1999, cash used in investing activities consisted primarily of capital expenditures related to our investments in computer equipment and facilities, which were required to support our business expansion.

      Net cash provided by financing activities was $2.6 million in 2001 compared to $64.9 million in 2000 and $11.1 million in 1999. Cash provided by financing activities in 2001 was primarily due to proceeds received from the exercise of stock options and warrants as well as the issuance of common stock pursuant to our employee stock purchase plan. Cash provided by financing activities in 2000 was primarily due to net proceeds of $65.7 million from the completion in March 2000 of our initial public offering, reduced by the $1.5 million repayment of our outstanding equipment financing notes payable in the second quarter of 2000. In 1999, cash provided by financing activities consisted primarily of $9.8 million received from the sale of Series B Convertible Preferred Stock and $1.3 million in proceeds from borrowings.

      In June 2000, we entered into a loan and security agreement with a bank for a credit facility of $1.5 million. At December 31, 2001, we had $1.0 million available for drawing under this facility and $500,000 set aside for existing or future letters of credit. We have operating lease commitments of $1.0 million expiring in 2002 and $139,000 expiring in 2003.

      We believe that our cash and cash equivalents balances, investments in marketable securities and funds available under our existing credit facilities will be sufficient to satisfy our cash requirements for at least the next 12 months. We intend to continue to invest our cash in excess of current operating requirements in interest bearing, investment-grade securities. If existing cash is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a larger credit facility. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Summarized Quarterly Data (Unaudited)

      The following tables present unaudited quarterly financial information for the eight quarters ended December 31, 2001. We believe this information reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	(In thousands, except per share data)
2001
Net revenue	$6,861	$8,203	$9,549	$11,280
Gross margin	6,044	7,366	8,638	10,243
Income (loss) from operations	(1,447)	(1,183)	874	618

Net income (loss)	$(387)	$(13)	$1,873	$1,643

Basic income (loss) per share(1)	$(0.02)	$(0.00)	$0.09	$0.08

Diluted income (loss) per share(1)	$(0.02)	$(0.00)	$0.08	$0.07

2000
Net revenue	$3,125	$3,794	$4,743	$5,779
Gross margin	2,506	3,130	4,063	5,035
Loss from operations	(2,913)	(2,801)	(1,946)	(2,048)

Net loss	$(2,809)	$(1,583)	$(789)	$(766)

Basic and diluted loss per share(1)	$(0.32)	$(0.08)	$(0.04)	$(0.04)

(1)	Basic and diluted net income (loss) per share computations for each quarter are independent and may not add up to the net loss per share computation for the respective year. See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the determination of basic and diluted net loss per share.

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

      In 2001 we achieved profitability for the first time since 1996. Prior to the third quarter of 2001, we had experienced net losses in each of our previous 21 fiscal quarters, and as of December 31, 2001, we had an accumulated deficit of $17.7 million. We incurred net losses of $5.9 million and $9.3 million for the years ended December 31, 2000 and 1999, respectively. We may be unable to maintain profitability unless our revenues continue to increase at a greater rate than our operating expenses. We currently expect our operating expenses to increase substantially, as we, among other things:

•	expand our domestic and international selling and marketing activities;

•	expand our Websense product offerings;

•	increase our research and development efforts to upgrade our existing products and develop new products and technologies;

•	develop and expand our proprietary database and systems;

•	upgrade our operational and financial systems, procedures and controls; and

•	hire additional personnel, including sales and marketing personnel, engineers and other technical staff.

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

      Substantially all of our revenues come from subscriptions to Websense Enterprise and we expect this trend will continue for the foreseeable future. Subscription revenues accounted for 99% of our total revenues in 2001. As a result, if for any reason revenues from Websense Enterprise decline or do not grow as rapidly as we anticipate, our operating results and our business will be significantly impaired. If Websense Enterprise fails to meet the needs of our existing and target customers, or if it does not compare favorably in price and performance to competing products, our growth will be limited. Websense Enterprise may not achieve continued market acceptance. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of Websense Enterprise. We may not be successful in achieving market acceptance of any new products that we develop or of enhanced versions of Websense Enterprise. Any failure or delay in diversifying our existing offerings could harm our business, results of operations and financial condition.

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

      The market for our products is intensely competitive and is likely to become even more so in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of Websense Enterprise to achieve or maintain more widespread market acceptance, any of which would have a material adverse effect on our business, results of operations and financial condition. Our current principal competitors include:

•	companies offering network filtering products, such as SurfControl plc, Secure Computing, Symantec Corporation, N2H2 Incorporated, and 8e6 Technologies; and

•	companies offering network reporting products, such as the WebTrends business acquired by NetIQ in 2001 and Wavecrest Computing.

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

Our future success depends on our existing customers renewing and purchasing additional subscriptions to Websense Enterprise.

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

      Our future success also depends on our ability to sell further subscriptions to existing customers in order to obtain additional seats within their respective organizations. As a result, to increase our revenues we must sell our existing customers additional subscriptions for Websense Enterprise to get greater coverage of their workforces. This may require increasingly sophisticated and costly sales efforts targeting senior management and other management personnel associated with our customers’ Internet infrastructure.

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

      We currently sell the significant majority of our products indirectly. We intend to rely on our indirect sales channels for increasing levels of revenue. We depend on our indirect sales channels, including value-added resellers, distributors, and providers of managed Internet services, to offer Websense Enterprise to a larger customer base than can be reached through a direct sales effort. We will need to expand our existing relationships and enter into new relationships to increase our current and future market share and revenue. We may be unable to maintain and expand our existing relationships or enter into new relationships on commercially reasonable terms or at all. If we are unable to maintain and expand our existing relationships or enter into new relationships, we would lose customer introductions and co-marketing benefits and our operating results could suffer.

Our reliance on indirect sales channels could result in reduced revenue growth because we have little control over our value-added resellers, distributors and original equipment manufacturers.

      Our indirect sales channels accounted for more than 80% of our revenues in 2001. We anticipate that sales from our various indirect sales channels, including value-added resellers, distributors, providers of managed Internet services, and others, will continue to account for a large percentage of our total revenues in future periods. None of these parties is obligated to continue selling our products or to make any purchases from us. Our ability to generate increased revenue depends significantly upon the ability and willingness of our indirect sales channels to market and sell our products to organizations worldwide. If they are unsuccessful in their efforts, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Some of our indirect sales channels also market and sell products that compete with Websense Enterprise or may decide to do so in the future. We may not be able to prevent these parties from devoting greater resources to support our competitors’ products and/or eliminating their efforts to sell Websense Enterprise.

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

      During 2001, the United States and other international markets in which we offer our products experienced a significant economic downturn. In addition, the United States and other countries suffered significant acts of hostility and terror. Such acts may increase or prolong such negative economic conditions. The economic downturn may impact our ability to sustain profitability by:

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

      We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 35% of our total revenues in 2001. As a key component of our business strategy, we intend to expand our international sales. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

      Our quarterly operating results have varied significantly in the past, and will likely vary in the future primarily as the result of fluctuations in our operating expenses. We expect that our operating expenses will increase substantially in the future as we expand our selling and marketing activities, increase our research and development efforts and hire additional personnel. In addition, our operating expenses historically have fluctuated, and may continue to fluctuate in the future, as the result of the factors described below and elsewhere in this annual report:

•	concentration of marketing expenses for activities such as trade shows and advertising campaigns;

•	concentration of general and administrative expenses, such as recruiting expenses and professional services fees;

•	concentration of research and development costs; and

•	concentration of expenses associated with commissions paid on sales of subscriptions to Websense Enterprise.

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

      Further, the stock market has experienced significant price and volume fluctuations that have particularly affected the market price of the stock of many Internet-related companies, and that often have been unrelated or disproportionate to the operating performance of these companies. A number of publicly traded Internet-related companies have current market prices below their initial public offering prices. Market fluctuations such as these may seriously harm the market price of our common stock. In the past, securities class action suits have been filed following periods of market volatility in the price of a company’s securities. If such an action were instituted, we would incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, results of operations and financial condition.

Future sales of our common stock may cause our stock price to decline.

      The market price of our common stock could decline as a result of sales by our existing stockholders of large numbers of shares of our common stock or the perception that such sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our database categories and our process for classifying Web sites within those categories are subjective, and we may not be able to categorize Web sites in accordance with our customers’ expectations.

      We may not succeed in accurately categorizing Internet content to meet our customers’ expectations. We rely upon a combination of automated filtering technology and human review to categorize Web sites in our proprietary database. Our customers may not agree with our determinations that particular Web sites should be included or not included in specific categories of our database. In addition, it is possible that our filtering processes may place objectionable material in categories that are generally unrestricted by our users’ Internet access policies, which could result in employees having access to such material in the workplace. Any miscategorization could result in customer dissatisfaction and harm our reputation. Furthermore, we select our categories based on Web site content we believe employers want to manage. We may not now, or in the future, succeed in properly identifying the categories of Web site content that employers want to manage. Any failure to effectively categorize and filter Web sites according to our customers’ expectations will impair the growth of our business and our efforts to increase brand acceptance.

Our database may fail to keep pace with the rapid growth and technological change of the Internet.

      The success of Websense Enterprise depends on the breadth and accuracy of our database. Although our database currently catalogs more than 3 million Web sites, it contains only a fraction of the material available on the Internet. In addition, the total number of Web sites is growing rapidly, and we expect this rapid growth rate to continue in the future. Our database and database technologies may not be able to keep pace with the growth in the number of Web sites, especially the growing number of Web sites containing foreign languages. Further, the ongoing evolution of the Internet will require us to continually improve the functionality, features and reliability of our database. Because Websense Enterprise can only manage access to Web sites included in our database, if our database does not contain a meaningful portion of relevant Web sites, the effectiveness of Websense Enterprise will be significantly diminished. Any failure of our database to keep pace with the rapid growth and technological change of the Internet will impair the market acceptance of Websense Enterprise, which in turn will harm our business, results of operations and financial condition.

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

      Because customers rely on Websense Enterprise to provide employee Internet management, any significant defects or errors in our products may result in negative publicity or legal claims. Negative publicity or legal claims could seriously harm our business, results of operations and financial condition. In addition, Websense Enterprise’s capability to report Internet data retrieval requests and the workstations from which they originated may result in negative publicity or legal claims based on potential privacy violations.

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

Our growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

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

We do not intend to pay dividends.

      Since we terminated our election to be treated as an “S” corporation in January 1998, we have not declared or paid any cash dividends on our common stock. We currently intend to retain any future cash flows from operations to fund growth and, therefore, do not expect to pay any dividends in the foreseeable future.

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

      We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2001. Declines in interest rates over time will, however, reduce our interest income.

      In addition, we have a $1.5 million loan and security agreement with a financial institution. Interest on this credit facility is 5.00% at December 31, 2001. At December 31, 2001, we had no advances outstanding under this credit facility. If we were to draw advances under this facility changes in interest rates would affect the interest expense we would pay and could, therefore, impact our cash flows and results of operations.

Item 8.     Financial Statements and Supplementary Data

      See Index to Consolidated Financial Statements on page F-1 below for a list of the financial statements being filed herein.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.     Directors and Executive Officers of the Registrant

      (a) Identification of Directors. Information concerning our directors is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 12, 2002.

      (b) Identification of Executive Officers. Information concerning our executive officers is set forth under the section captioned “Executive Officers” in Part I of this report.

      (c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 12, 2002.

Item 11.     Executive Compensation

      The information required by item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation and Other Information” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 12, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by item 12 is incorporated by reference from the information contained in the section captioned “Ownership of Securities” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 12, 2002.

Item 13.     Certain Relationships and Related Transactions

      The information required by item 13 is incorporated by reference from the information contained in the section captioned “Certain Relationships and Related Transactions” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 12, 2002.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

1. Consolidated Financial Statements. The following consolidated financial statements of Websense, Inc. are included in a separate section of this report commencing on the pages referenced below.

2. Financial Statement Schedules.

Schedule II Valuation and Qualifying Accounts	II-1

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

Exhibit
Number		Description of Document

3.1(1)		Amended and Restated Certificate of Incorporation
3.2(1)		Restated Bylaws
4.1(1)		Specimen Stock Certificate of Websense, Inc.
10.1(1)		Amended and Restated Registration Rights Agreement dated June 9, 1999
10.2(1)		Form of Subscription Agreement regarding Series B Preferred Stock
10.3(1)		Warrant to Purchase Common Stock between Websense, Inc. and Alps System Integration Co., Ltd., dated April 15, 1999
10.4(1)		Form of Warrant to Purchase Common Stock between Websense, Inc. and entities listed on Schedule A attached thereto, dated July 30, 1999
10.5(1)*		Employment Agreement by and between Websense, Inc. and John B. Carrington, dated May 10, 1999
10.6(1)*		Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999
10.7(1)		Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated June 21, 1999, as amended
10.8(1)		1998 Equity Incentive Plan
10.9(1)*		Standard Terms and Conditions Relating to Incentive Stock Option Under the 1998 Equity Incentive Plan
10.10(1)	*	2000 Stock Incentive Plan
10.11(1)	*	2000 Stock Incentive Plan, Notice of Grant of Stock Option
10.12(1)	*	2000 Stock Incentive Plan, Form of Incentive Stock Option Agreement
10.13(1)	*	2000 Employee Stock Purchase Plan
10.14(1)		Form of Indemnification Agreement between Websense, Inc. and its directors

Exhibit
Number	Description of Document

10.15(1)	Form of Indemnification Agreement between Websense, Inc. and its officers
10.16(2)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated February 12, 2000
10.17(2)	First Amendment to Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated June 2, 2000
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors

*	Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 (Registration No. 333-95619) and incorporated herein by reference.

(2)	Previously filed as an exhibit to our Form 10-K for the period ended December 31, 2000 (Registration No. 000-30093) and incorporated herein by reference.

      (b) Reports on Form 8-K.

      We did not file any reports on Form 8-K during the quarter ended December 31, 2001.

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

Signature	Title	Date

/s/ JOHN B. CARRINGTON John B. Carrington	Chairman of the Board, President and Chief Executive Officer	March 29, 2002
/s/ DOUGLAS WRIDE Douglas Wride	Chief Financial Officer (principal financial and accounting officer)	March 29, 2002
/s/ ROBERT J. LOARIE Robert J. Loarie	Director	March 29, 2002
/s/ BRUCE T. COLEMAN Bruce T. Coleman	Director	March 29, 2002
/s/ JOHN SCHAEFER John Schaefer	Director	March 29, 2002
/s/ GARY E. SUTTON Gary E. Sutton	Director	March 29, 2002
/s/ PETER WALLER Peter Waller	Director	March 29, 2002

WEBSENSE, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Websense, Inc.

      We have audited the accompanying consolidated balance sheets of Websense, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Websense, Inc. at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

San Diego, California

January 18, 2002

WEBSENSE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$23,715	$13,106
Investments in marketable securities	79,393	68,153
Accounts receivable, net of allowance for doubtful accounts of $334 and $125 at December 31, 2001 and 2000	12,001	7,073
Accounts receivable from a related party	525	525
Other current assets	1,084	616

Total current assets	116,718	89,473
Property and equipment, net	2,710	2,793
Deposits and other assets	384	188

Total assets	$119,812	$92,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$640	$815
Accrued payroll and related benefits	2,750	1,764
Other accrued expenses	2,264	1,324
Current portion of deferred revenue	31,218	16,551

Total current liabilities	36,872	20,454
Deferred revenue, less current portion	12,260	7,936
Stockholders’ equity:
Common stock — $0.01 par value; 100,000 shares authorized; 20,596 and 19,705 shares issued and outstanding at December 31, 2001 and 2000	206	197
Additional paid-in capital	88,639	86,111
Deferred compensation	(531)	(1,459)
Accumulated deficit	(17,694)	(20,810)
Accumulated other comprehensive income	60	25

Total stockholders’ equity	70,680	64,064

Total liabilities and stockholders’ equity	$119,812	$92,454

See accompanying notes.

WEBSENSE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except
	per share amounts)
Revenues:
Subscriptions	$35,530	$16,680	$7,141
Other products and services	363	761	1,506

Total revenues	35,893	17,441	8,647
Cost of revenues:
Subscriptions	3,397	1,989	1,084
Other products and services	205	718	1,191

Total cost of revenues	3,602	2,707	2,275

Gross margin	32,291	14,734	6,372
Operating expenses:
Selling and marketing (exclusive of $192, $589 and $230 for the years ended December 31, 2001, 2000 and 1999, respectively, reported below as amortization of stock-based compensation)	19,707	12,726	6,311
Research and development (exclusive of $139, $359 and $256 for the years ended December 31, 2001, 2000 and 1999, respectively, reported below as amortization of stock-based compensation)	7,642	6,287	3,913
General and administrative (exclusive of $529, $990 and $1,336 for the years ended December 31, 2001, 2000 and 1999, respectively, reported below as amortization of stock-based compensation)	5,220	3,491	3,805
Amortization of stock-based compensation	860	1,938	1,822

Total operating expenses	33,429	24,442	15,851

Loss from operations	(1,138)	(9,708)	(9,479)
Interest income, net	4,362	3,761	225

Net income (loss) before income taxes	3,224	(5,947)	(9,254)
Provision for income taxes	108	—	—

Net income (loss)	$3,116	$(5,947)	$(9,254)

Net income (loss) per share:
Basic net income (loss) per share	$0.16	$(0.35)	$(1.25)

Diluted net income (loss) per share	$0.14	$(0.35)	$(1.25)

Weighted average shares — basic	20,082	16,882	7,403

Weighted average shares — diluted	22,780	16,882	7,403

See accompanying notes.

WEBSENSE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible
	Preferred Stock		Common Stock		Additional			Accumulated Other	Total
					Paid-in	Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income	Equity

	(In thousands)
Balance at December 31, 1998	3,704	$37	7,000	$70	$4,285	$—	$(5,609)	$—	$(1,217)
Preferred stock issued for cash, net of offering costs of $185	3,333	33	—	—	9,782	—	—	—	9,815
Issuance of common stock upon exercise of options	—	—	1,090	11	349	—	—	—	360
Issuance of common stock upon exercise of warrant	—	—	250	3	—	—	—	—	3
Issuance of warrant in connection with the termination of an exclusive distributor agreement	—	—	—	—	37	—	—	—	37
Issuance of common stock for services			17	—	28				28
Issuance of common stock options for services	—	—	—	—	48	—	—	—	48
Deferred compensation	—	—	—	—	4,407	(4,407)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	1,822	—	—	1,822
Net loss and comprehensive net loss	—	—	—	—	—	—	(9,254)	—	(9,254)

Balance at December 31, 1999	7,037	70	8,357	84	18,936	(2,585)	(14,863)	—	1,642
Issuance of common stock, net of offering costs of $6,281	—	—	4,000	40	65,680	—	—	—	65,720
Conversion of preferred stock to common stock	(7,037)	(70)	7,037	70	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	219	2	101	—	—	—	103
Issuance of common stock upon exercise of warrant	—	—	55	1	15	—	—	—	16
Issuance of common stock for stock purchase plan	—	—	37	—	567	—	—	—	567
Deferred compensation (net of forfeitures)	—	—	—	—	812	(812)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	1,938	—	—	1,938
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(5,947)	—	(5,947)
Unrealized gain on securities available for sale	—	—	—	—	—	—	—	25	25

Comprehensive net loss									(5,922)

Balance at December 31, 2000	—	—	19,705	197	86,111	(1,459)	(20,810)	25	64,064
Issuance of common stock upon exercise of options	—	—	782	8	1,553	—	—	—	1,561
Issuance of common stock upon exercise of warrant	—	—	23	—	70	—	—	—	70
Issuance of common stock for stock purchase plan	—	—	86	1	973	—	—	—	974
Deferred compensation (net of forfeitures)	—	—	—	—	(68)	68	—	—	—
Amortization of deferred compensation	—	—	—	—	—	860	—	—	860
Comprehensive income:
Net income	—	—	—	—	—	—	3,116	—	3,116
Net change in unrealized gain on securities available for sale	—	—	—	—	—	—	—	35	35

Comprehensive net income									3,151

Balance at December 31, 2001	—	$—	20,596	$206	$88,639	$(531)	$(17,694)	$60	$70,680

See accompanying notes.

WEBSENSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Operating activities:
Net income (loss)	$3,116	$(5,947)	$(9,254)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,700	1,280	601
Amortization of deferred compensation	860	1,938	1,822
Issuance of common stock options and warrants for services	—	—	114
Deferred revenue	18,991	12,893	7,356
Changes in operating assets and liabilities:
Accounts receivable	(4,928)	(4,022)	(1,977)
Deposits and other assets	(664)	(306)	(186)
Accounts payable	(175)	242	236
Accrued payroll and related benefits	986	871	586
Other accrued expenses	940	766	281

Net cash provided by (used in) operating activities	20,826	7,715	(421)

Investing activities:
Purchase of property and equipment	(1,617)	(2,126)	(1,742)
Purchases of marketable securities	(67,942)	(70,213)	—
Maturities of marketable securities	56,737	2,085	—

Net cash used in investing activities	(12,822)	(70,254)	(1,742)

Financing activities:
Repayments on notes payable	—	(1,497)	(297)
Proceeds from issuance of note payable	—	—	1,264
Proceeds from issuance of convertible preferred stock	—	—	9,815
Proceeds from exercise of stock options and warrants	1,631	120	363
Proceeds from issuance of common stock for stock purchase plan	974	567	—
Proceeds from issuance of common stock	—	65,720	—

Net cash provided by financing activities	2,605	64,910	11,145

Increase in cash and cash equivalents	10,609	2,371	8,982
Cash and cash equivalents at beginning of year	13,106	10,735	1,753

Cash and cash equivalents at end of year	$23,715	$13,106	$10,735

Supplemental disclosures of cash flow information:
Interest paid	$—	$48	$67

Income taxes paid	$—	$1	$29

See accompanying notes.

WEBSENSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

1.     Summary of Significant Accounting Policies

     Description of Business

      Websense, Inc. (“Websense” or the “Company”) was founded in 1994. The Company provides employee Internet management products that enable businesses to monitor, report and manage how their employees use the Internet. The Company’s Websense Enterprise solution supports an organization’s efforts to improve employee productivity, conserve network bandwidth and mitigate potential legal liability.

     Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries in the United Kingdom and Japan. Significant intercompany accounts and transactions have been eliminated in consolidation. Activities performed by the subsidiaries are a direct and integral extension of the Company’s primary business.

     Reclassifications

      Certain reclassifications have been made for consistent presentation.

     Revenue Recognition

      The Company has adopted American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2) as amended by SOP 98-9. These statements provide guidance for recognizing revenue related to sales by software vendors.

      The Company sells Websense Enterprise on a subscription basis. A subscription is generally 12, 24 or 36 months in duration and for a fixed number of users. Upon entering into a subscription arrangement, the Company invoices customers. Generally, payment is due for the full term of the subscription within 30 days of invoicing. The Company recognizes revenue on a monthly straight-line basis over the term of the subscription agreement. The Company records amounts billed to customers in excess of recognizable revenue as deferred revenue in the accompanying balance sheets.

      The Company also derives a small portion of revenue from professional services and from resale of software and hardware. The Company recognizes revenue for these services and products upon their completion or delivery.

     Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company generally invests its excess cash in debt instruments of the U.S. Treasury, government agencies and corporations with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified if necessary to take advantage of trends in yields and interest rates. The Company has not experienced any losses on its cash and cash equivalents.

WEBSENSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Marketable Securities

      Marketable securities at December 31, 2001 consist of high-grade commercial paper, auction rate notes, government securities, corporate bonds and certificates of deposit. The Company currently classifies all investment securities as available for sale. Securities available for sale are reported at fair value, adjusted for other than temporary declines in value. Unrealized holding gains and losses on securities available for sale are reported as a net amount in a separate component of stockholders’ equity until realized. Realized gains and losses are recorded based on the specific identification method.

     Disclosures About Fair Value of Financial Instruments

      The fair values of investment securities have been determined using values supplied by independent pricing services and are disclosed together with carrying amounts in Note 2. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt approximate their fair values.

     Concentration of Credit Risk

      The Company sells its products to customers primarily in the United States, Canada, Europe and Asia. The Company maintains a reserve for potential credit losses and historically such losses have been within management’s estimates.

     Property and Equipment

      Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of three years.

     Computer Software Costs

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalizes costs incurred, when significant, in the development of specific computer software products after establishment of technological feasibility and marketability. There have been no such costs capitalized to date as the costs incurred during the period between technological feasibility to general release have not been significant.

      Statement of Position 98-1 “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1) requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software’s estimated useful life. The Company adopted SOP 98-1 effective January 1, 1999 with no material effect on the financial statements.

     Advertising Expenses

      Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2001, 2000 and 1999 were $2.0 million, $1.3 million and $1.0 million, respectively.

     Stock-Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models for traded options that were not developed for use in valuing employee stock options, which have vesting restrictions and are not traded. Under APB 25, when the exercise price of the Company’s employee stock options, is not less than the fair value for the underlying

WEBSENSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock on the date of grant, no compensation expense is recognized. At the time stock options were granted, the Company believed that the exercise price was at a price not less than the fair value of the underlying common stock. In conjunction with the Company’s initial public offering the Company reviewed its exercise prices and arrived at the deemed fair value for each option grant during 1999. With respect to the 3,220,500 options granted during 1999 and through March 27, 2000, the Company recorded deferred compensation of $5.4 million for the difference between the exercise price per share and the deemed fair value per share at the grant date. The approximate weighted-average exercise price per share and the approximate weighted-average deemed fair value per share for the options was $1.64 and $3.31, respectively. Deferred stock compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the related options, generally four years.

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

Comprehensive Income

      The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). Comprehensive loss for the year ended December 31, 1999 did not differ from the reported net loss. Comprehensive income (loss) for the years ended December 31, 2001 and 2000 was $3.2 million and ($5.9 million), respectively. The difference from reported net income (loss) is due to the changes in unrealized gains on marketable securities for the years ended December 31, 2001 and 2000 of $35,000 and $25,000, respectively.

     Net Income (Loss) Per Share

      Websense computes net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share (“EPS”). Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.

      Dilutive securities include options, warrants and preferred stock as if converted and restricted stock subject to vesting. In 2001, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options and warrants totaled 2,698,000. Potentially dilutive securities totaling 335,000, 3,247,000 and 4,908,000 for the years ended December 31, 2001, 2000 and 1999, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect.

     Recently Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be

WEBSENSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 31, 2002. The Company does not expect that the adoption of SFAS 141 and SFAS 142 will have a material impact on the Company’s results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company’s results of operations or financial position.

2.     Marketable Securities

      Investments in marketable securities consisted of the following at December 31, 2001 (in thousands):

		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	(Losses)	Value

Commercial Paper	$3,954	$—	$—	$3,954
Government Securities	58,338	65	—	58,403
Corporate Bonds	15,507	—	(15)	15,492
Certificates of Deposit	1,534	10	—	1,544

	$79,333	$75	$(15)	$79,393

      Investments in marketable securities consisted of the following at December 31, 2000 (in thousands):

		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	(Losses)	Value

Commercial Paper	$36,358	$—	$(14)	$36,344
Government Securities	17,493	11	—	17,504
Corporate Bonds	13,244	28	—	13,272
Certificates of Deposit	1,033	—	—	1,033

	$68,128	$39	$(14)	$68,153

      The amortized cost and estimated fair value of the securities at December 31, 2001 and 2000, by contractual maturity, are shown below (in thousands).

	2001		2000

	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due within 1 year	$41,137	$41,271	$61,490	$61,509
Due between 1 and 3 years	38,196	38,122	6,638	6,644

	$79,333	$79,393	$68,128	$68,153

WEBSENSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Realized gains from investments in marketable securities were $53,000 in 2001 and $0 in both 2000 and 1999.

3.     Property and Equipment

      Property and equipment consist of the following (in thousands):

		December 31,
	Estimated
	Useful Lives	2001	2000

Computer hardware and software	3 years	$5,129	$3,725
Office furniture and equipment	3 years	1,387	1,175
Other equipment	3 years	216	215

		6,732	5,115
Accumulated depreciation		(4,022)	(2,322)

		$2,710	$2,793

4.     Debt

      In June 1998, the Company entered into a loan and security agreement with Silicon Valley Bank for a $1,000,000 line of credit. In May 1999, this line was modified to provide only for fixed asset loans. Loans outstanding under this line were $553,000 on December 31, 1999. In October of 1999, the Company modified the May 1999 agreement to provide an additional $1 million for fixed assets. Loans outstanding under this additional line were $925,000 on December 31, 1999. In April 2000, the Company repaid the outstanding amounts due under each of these lines of credit.

      In June 2000, the Company established an amended and restated loan and security agreement which provides a line of credit of $1,500,000 for working capital advances (“borrowings”) and stand-by letters of credit. Advances bear interest at the bank’s floating prime rate plus .25% (5.00% at December 31, 2001). In May 2001, the Company amended the loan and security agreement to extend the maturity date to May 2002. The Company had no advances under the line at December 31, 2001 and open letters of credit were $379,900.

      Any borrowings under the agreements with Silicon Valley Bank are collateralized by substantially all of the Company’s assets, and are subject to financial and restrictive covenants.

5.     Geographic Information

      The following illustrates revenues attributed to customers located in the Company’s country of domicile (the United States) and those attributed to foreign customers (in thousands):

	Years Ended December 31,

	2001	2000	1999

United States	$23,377	$11,940	$6,551
Europe, Middle East and Africa	7,242	3,007	1,156
Asia/Pacific	3,273	1,617	494
Canada and Latin America	2,001	877	446

	$35,893	$17,441	$8,647

WEBSENSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Deferred Revenue

      The Company will recognize revenues related to subscriptions in existence as of December 31, 2001 as follows (in thousands):

2002	$31,218
2003	8,651
2004	2,843
2005	628
2006	138

$43,478

7.     Lease Commitments

      The Company leases its facilities and certain equipment under non-cancellable operating leases, which expire at various dates through August 2003. The facilities leases contain renewal options and are subject to cost increases.

      Future minimum annual lease payments under non-cancellable operating leases at December 31, 2001 are as follows (in thousands):

2002	$1,006
2003	139

$1,145

      Rent expense totaled $1,620,000, $882,000 and $690,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

8.     Stockholders’ Equity

     Convertible Preferred Stock

      All previously issued preferred stock automatically converted into common stock concurrent with the closing of the Company’s initial public offering of common stock on March 27, 2000. The Company issued 7,037,036 shares of common stock upon conversion of Series A and Series B convertible preferred stock.

     Warrants

      The Company issued a warrant to purchase 250,000 shares of common stock at $0.01 per share in conjunction with bridge note financing consummated in March 1998. The warrant was exercised in June 1999.

      In connection with the termination of an exclusive distributor agreement, the Company issued a warrant to a distributor to purchase up to 50,000 shares of common stock for $.05 per share in March 1999. The Company recorded expense of $38,000 related to this issuance based on the estimated fair value of the warrant. The warrant was exercised in February 2000. This distributor accounted for $2,212,000, $1,046,000 and $418,000 of the Company’s revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

      In connection with the Series B convertible preferred stock offering, the Company issued warrants to purchase 62,500 shares of common stock for $3.00 per share to financial consultants. The warrants are exercisable in whole or in part at any time and from time to time until their expiration in June 2004. In April 2000, a warrant to purchase 4,688 shares of common stock was exercised. In November 2001, a warrant to

WEBSENSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase 23,437 shares of common stock was exercised. The Company has reserved 34,375 shares of common stock for issuance upon exercise of the remaining warrants.

     Stock Option Plan

      In May 1998, the Board of Directors elected to replace the 1997 Stock Option/ Stock Issuance Plan with the 1998 Stock Option/ Stock Issuance Plan (the “1998 Stock Plan”) under which 4,600,000 shares of the Company’s common stock were authorized for future issuance, and reserved for purchase upon exercise of options granted. The 1998 Stock Plan provides for the grant of incentive and non-statutory options and issuances of common stock to employees, directors and consultants.

      In February 2000, the Board of Directors replaced the 1998 Stock Plan with the 2000 Stock Incentive Plan (the “2000 Plan”) under which 4,500,000 shares of the Company’s common stock were initially authorized for future issuance, and reserved for purchase upon exercise of options granted. In addition, the 2000 Plan provides for automatic annual increases in the number of shares reserved for issuance thereunder (beginning in 2001) equal to the lesser of (i) 4% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 1,500,000 shares. At December 31, 2001, 5,288,194 shares were authorized for issuance under the 2000 Plan.

      The 2000 Plan provides for the grant of options to the Company’s directors, officers, employees and consultants. The 2000 Plan provides for the grant of incentive and nonstatutory stock options and rights to purchase stock to employees, directors or consultants of the Company. The 2000 Plan provides that incentive stock options will be granted only to employees and are subject to certain limitations as to fair value during a calendar year.

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

WEBSENSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes stock option activity under the 1998 and 2000 Stock Plans and related information through December 31, 2001:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance at December 31, 1998	1,691,435	$0.20
Granted	3,060,500	$0.91
Exercised	(1,090,455)	$0.33
Cancelled	(499,929)	$0.25

Balance at December 31, 1999	3,161,551	$0.83
Granted	641,000	$14.57
Exercised	(218,780)	$0.47
Cancelled	(175,086)	$1.99

Balance at December 31, 2000	3,408,685	$3.38
Granted	1,567,600	$14.85
Exercised	(781,876)	$1.99
Cancelled	(252,641)	$8.02

Balance at December 31, 2001	3,941,768	$7.92

      The following table summarizes all options outstanding and exercisable by price range as of December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life in Years	Price	Shares	Price

$.20-$.50	1,322,676	7.1	$0.46	867,558	$0.44
$.75	332,944	7.4	$0.75	141,953	$0.75
$1.50-$3.00	310,911	7.7	$2.23	114,760	$2.27
$6.00-$7.00	47,553	8.0	$6.76	11,922	$6.93
$8.30-$34.25	1,927,684	9.1	$15.22	146,794	$15.60

	3,941,768	8.2	$7.92	1,282,987	$2.43

      Pro forma information regarding net income (loss) is required by SFAS 123 and has been determined as if the Company has accounted for its employee stock options and stock purchase plan under the fair value method of SFAS 123. The fair value of each option grant prior to the Company’s initial public offering in March 2000 was estimated on the date of grant using the minimum value method with the following weighted-average assumptions; risk-free interest rate of 6%, dividend yield of 0% and a weighted average expected life of 5 years. The fair value of each option grant during 2000 subsequent to the Company’s initial public offering in March 2000 was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 6%; dividend yield of 0%; volatility factor of 132%; and weighted-average expected life for the option of 5 years. The fair value of each option grant during 2001 was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 5% to 6%; dividend yield of 0%; volatility factor of 111% to 132%; and weighted-average expected life for the option of 5 years. For purposes of pro forma disclosures, the

WEBSENSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated fair value of the options is amortized to expense over the vesting period. The Company’s adjusted pro forma information is as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2001	2000	1999

Pro forma net loss	$(2,379)	$(6,263)	$(9,467)
Pro forma basic net loss per share	$(0.12)	$(0.37)	$(1.28)
Pro forma diluted net loss per share	$(0.12)	$(0.37)	$(1.28)

      The weighted average fair value of options granted during 2001, 2000 and 1999 was $7.54, $8.85 and $1.20 per share, respectively.

      The pro forma effect on net income (loss) for 2001, 2000 and 1999 is not likely to be representative of the pro forma effect on reported net income or loss in future years because these amounts reflect less than four years of vesting.

Employee Stock Purchase Plan

      In February 2000, the Company adopted the 2000 Employee Stock Purchase Plan. In addition, the purchase plan provides for automatic annual increases in the number of shares reserved for issuance thereunder (beginning in 2001) equal to the lesser of (i) 1% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 375,000 shares. Accordingly, the number of shares authorized under the purchase plan were increased to a total of 447,049. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the purchase plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following commencement of the purchase plan. Shares issued and available for issuance as of December 31, 2001 are as follows:

Shares reserved for issuance during 2000	250,000
Shares issued during 2000	(37,090)

Shares reserved for issuance at December 31, 2000	212,910
Shares reserved for issuance during 2001 based on the automatic increase in shares authorized	197,049
Shares issued during 2001	(85,459)

Shares reserved for issuance at December 31, 2001	324,500

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

WEBSENSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares Reserved for Future Issuance

      The following shares of common stock are reserved for future issuance as of December 31, 2001:

Stock options:
Granted and outstanding	3,941,768
Reserved for future grants	409,844

4,351,612
Warrants	34,375

4,385,987

9.     Income Taxes

      The provision for income taxes is as follows:

	December 31,

	2001	2000	1999

	(In thousands)
Current
Federal	$—	$—	$—
Foreign	108
State	—	—	—

	108	—	—
Deferred
Federal	—	—	—
State	—	—	—

	—	—	—

Income Tax Expense	$108	$—	$—

      The reconciliation of income tax attributable to income before the benefit (provision) for income taxes at the U.S. federal statutory tax rate to income tax expense is as follows:

	2001	2000	1999

Statutory Rate	35.0%	(35.0)%	(35.0)%
Foreign tax	3.3	—	—
State tax	5.1	(3.0)	(3.0)
Credits	(16.4)	(10.8)	(4.2)
Permanent differences	(3.8)	3.0	1.3
Valuation allowance	(20.0)	45.8	40.9

	3.2%	—	—

WEBSENSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

	2001	2000

	(In thousands)
Deferred tax assets
Net Operating Loss Carryforwards	$2,472	$2,260
Tax credit carryforwards	1,808	1,201
Capitalized research and development	267	432
Deferred revenue	8,772	5,075
Other	946	465

Total deferred tax assets	14,265	9,433
Valuation allowance for deferred tax assets	(14,265)	(9,433)

Net deferred taxes	$—	$—

      At December 31, 2001, approximately $5,200,000 of the valuation allowance for deferred tax assets relates to stock option deductions which, when recognized, will be allocated directly to additional paid-in-capital.

      As of December 31, 2001, the Company has federal and California research and development tax credit carryforwards of approximately $1,177,000 and $917,000, respectively. These credits will begin to expire in 2018 unless previously utilized.

      As of December 31, 2001, the Company had federal and California tax net operating loss carryforwards of approximately $6,512,000 and $3,061,000, respectively, which will begin to expire in 2018 and 2003 respectively, unless previously utilized.

      Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s tax loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

10.     Employee Retirement Plan

      Effective May 1, 1997, the Company established a 401(k) defined contribution retirement plan (the “401(k) Plan”) covering substantially all employees. The 401(k) Plan provides for voluntary employee contributions from 1% to 20% of annual compensation, as defined, and does not currently provide for matching contributions from the Company.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

WEBSENSE, INC.

A	B	C		D	E

		Additions

			Charged to Other
	Balance at Beginning	Charged to Costs	Accounts —	Deductions —	Balance at End
Description	of period	and Expenses	Describe	Describe	of Period

	(In thousands)
YEAR ENDED DECEMBER 31, 1999
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$27	$236		$10(1)	$253
YEAR ENDED DECEMBER 31, 2000
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$253	$128		$256(1)	$125
YEAR ENDED DECEMBER 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$125	$226	$155 (2)	$172(1)	$334

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Amount represents reserve recorded as a reduction of deferred revenue and represents customer balances deemed uncollectible.

II-1

EXHIBIT INDEX

Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Restated Bylaws
4.1(1)	Specimen Stock Certificate of Websense, Inc.
10.1(1)	Amended and Restated Registration Rights Agreement dated June 9, 1999
10.2(1)	Form of Subscription Agreement regarding Series B Preferred Stock
10.3(1)	Warrant to Purchase Common Stock between Websense, Inc. and Alps System Integration Co., Ltd., dated April 15, 1999
10.4(1)	Form of Warrant to Purchase Common Stock between Websense, Inc. and entities listed on Schedule A attached thereto, dated July 30, 1999
10.5(1)*	Employment Agreement by and between Websense, Inc. and John B. Carrington, dated May 10, 1999
10.6(1)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999
10.7(1)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated June 21, 1999, as amended
10.8(1)	1998 Equity Incentive Plan
10.9(1)*	Standard Terms and Conditions Relating to Incentive Stock Option Under the 1998 Equity Incentive Plan
10.10(1)*	2000 Stock Incentive Plan
10.11(1)*	2000 Stock Incentive Plan, Notice of Grant of Stock Option
10.12(1)*	2000 Stock Incentive Plan, Form of Incentive Stock Option Agreement
10.13(1)*	2000 Employee Stock Purchase Plan
10.14(1)	Form of Indemnification Agreement between Websense, Inc. and its directors
10.15(1)	Form of Indemnification Agreement between Websense, Inc. and its officers
10.16(2)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated February 12, 2000
10.17(2)	First Amendment to Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated June 2, 2000
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors

*	Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 (Registration No. 333-95619) and incorporated herein by reference.

(2)	Previously filed as an exhibit to our Form 10-K for the period ended December 31, 2000 (Registration No. 000-30093) and incorporated herein by reference.