Form 10-Q
period 2002-03-31
WEBSENSE INC
filed 2002-05-14
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number 000-30093

Websense, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0380839 (I.R.S.Employer Identification Number)

10240 Sorrento Valley Road
San Diego, California 92121
858-320-8000
(Address of principal executive offices, zip code and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [   ] (2) Yes [X] No [   ]

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 1, 2002 was 21,065,086.

Websense, Inc.
Form 10-Q
For the Three Months Ended March 31, 2002

i

Part I — Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.
Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,000	$23,715
Investments in marketable securities	74,620	79,393
Accounts receivable, net of allowance for doubtful accounts	10,862	12,001
Accounts receivable from a related party	664	525
Other current assets	1,363	1,084

Total current assets	123,509	116,718
Property and equipment, net	2,572	2,710
Deposits and other assets	329	384

Total assets	$126,410	$119,812

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$389	$640
Accrued payroll and related benefits	2,709	2,750
Other accrued expenses	3,027	2,264
Current portion of deferred revenue	33,980	31,218

Total current liabilities	40,105	36,872
Deferred revenue, less current portion	12,292	12,260
Stockholders’ equity:
Common stock	209	206
Additional paid-in capital	89,492	88,639
Deferred compensation	(371)	(531)
Accumulated deficit	(15,038)	(17,694)
Accumulated other comprehensive income	(279)	60

Total stockholders’ equity	74,013	70,680

Total liabilities and stockholders’ equity	$126,410	$119,812

See accompanying notes.

Websense, Inc.
Consolidated Statements of Operations
(Unaudited and in thousands, except per share amounts)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Revenues	$13,035	$6,861
Cost of revenues	933	817

Gross margin	12,102	6,044

Operating expenses:
Selling and marketing	5,939	4,276
Research and development	2,307	1,812
General and administrative	1,667	1,203
Amortization of stock-based compensation	160	200

Total operating expenses	10,073	7,491

Income (loss) from operations	2,029	(1,447)
Interest income, net	713	1,060

Net income (loss) before income taxes	2,742	(387)
Provision for income taxes	86	—

Net income (loss)	$2,656	$(387)

Net income (loss) per share:
Basic net income (loss) per share	$0.13	$(0.02)

Diluted net income (loss) per share	$0.11	$(0.02)

Weighted average shares — basic	20,777	19,774

Weighted average shares — diluted	23,396	19,774

See accompanying notes.

Websense, Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited and in thousands)

						Accumulated
	Common stock					other	Total
			Additional	Deferred	Accumulated	comprehensive	stockholders'
	Shares	Amount	paid-in capital	compensation	deficit	income	equity

Balance at December 31, 2001	20,596	$206	$88,639	$(531)	$(17,694)	$60	$70,680
Issuance of common stock upon exercise of options	323	3	853	—	—	—	856
Amortization of deferred compensation	—	—	—	160	—	—	160
Comprehensive income:
Net income	—	—	—	—	2,656	—	2,656
Net change in unrealized loss on securities available for sale	—	—	—	—	—	(339)	(339)

Comprehensive net income							2,317

Balance at March 31, 2002	20,919	$209	$89,492	$(371)	$(15,038)	$(279)	$74,013

See accompanying notes.

Websense, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Operating activities:
Net income (loss)	$2,656	$(387)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	467	323
Amortization of deferred compensation	160	200
Deferred revenue	2,794	3,413
Changes in operating assets and liabilities:
Accounts receivable	1,000	(578)
Deposits and other assets	(224)	(703)
Accounts payable	(251)	(330)
Accrued payroll and related benefits	(41)	140
Other accrued expenses	763	383

Net cash provided by operating activities	7,324	2,461

Investing activities:
Purchase of property and equipment	(329)	(258)
Purchases of marketable securities	(21,573)	(12,154)
Maturities of marketable securities	26,007	1,336

Net cash provided by (used in) investing activities	4,105	(11,076)

Financing activities:
Proceeds from exercise of stock options	856	176

Net cash provided by financing activities	856	176

Increase (decrease) in cash and cash equivalents	12,285	(8,439)
Cash and cash equivalents at beginning of period	23,715	13,106

Cash and cash equivalents at end of period	$36,000	$4,667

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

     These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001, included in Websense, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2. Net Income (Loss) Per Share

     Websense computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.

     Dilutive securities include options and warrants as if converted. In the three months ended March 31, 2002, the difference between the weighted average shares used in determining basic net income (loss) per share versus diluted net income (loss) per share related to dilutive stock options and warrants totaled 2,619,000. Potentially dilutive securities totaling 741,000 and 2,697,000 for the three months ended March 31, 2002 and 2001, respectively, were excluded from diluted earnings per share because of their anti-dilutive effect.

3. Amortization of Stock-based Compensation

     For the three-month periods ended March 31, 2002 and 2001, the Company recorded amortization of stock-based compensation of $160,000 and $200,000. The allocation of the expense by operating expense category is as follows (in thousands):

	Three months ended

	March 31,	March 31,
	2002	2001

Selling and marketing	$41	$14
Research and development	25	28
General and administrative	94	158

Total stock-based compensation	$160	$200

4. Reclassifications

     Certain reclassifications have been made for consistent presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report. See “Risks and Uncertainties” regarding certain factors known to us that could cause reported financial information not to be necessarily indicative of future results.

Forward Looking Statements

     From time to time we have made and may continue to make “forward looking statements” within the meaning of the federal securities laws. This report on Form 10-Q may contain forward-looking statements. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. Such statements include but are not limited to statements concerning the following:

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

     In 1999, we changed our name to Websense, Inc. and completed our change in business strategy. In the same year, we expanded our senior management team, raised approximately $9.8 million in a private round of financing and further strengthened indirect sales channels and business relationships. In December 1999, we released version 4.0, a redesigned version of Websense Enterprise; our most recent version was released in April 2002. We currently derive nearly all of our revenues from subscriptions to this solution and expect this trend to continue in the future.

     We also derive a very small portion of revenues from professional services for the implementation of our products. We recognize revenues for these professional services upon their completion or delivery. These revenues have declined significantly over the past three years due to our shift in business strategy. We expect these revenues to constitute an insignificant percentage of our total revenues in future periods.

     During the three months ended March 31, 2002, we derived 35% of revenues from international sales compared to 34% for the three months ended March 31, 2001. We believe international markets represent a significant growth opportunity and are continuing to expand our international operations, particularly in selected countries in the European and Asia/Pacific markets.

     We currently sell Websense Enterprise through both indirect and direct channels; however, sales through indirect channels currently account for more than 75% of our revenue and our strategy is to continue to rely on indirect sales channels for a significant majority of our sales. Domestically, we sell solutions through more than 880 Value Added Resellers, or VARs, and through our direct sales force. Internationally, we distribute Websense Enterprise through more than 145 distributors and resellers in more than 80 countries who resell our solution through VARs and their resellers.

     As described above, we recognize revenues from subscriptions to Websense Enterprise on a monthly straight-line basis over the term of the subscription. However, we recognize operating expenses as they are incurred. These expenses include commissions relating to the sale of new subscriptions, which are based on the total amount of the subscription contract and are fully expensed in the current period. Operating expenses have continued to increase as compared to prior periods due to expanded selling and marketing efforts and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in subsequent periods.

Critical Accounting Policies

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. When a purchase decision is made, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. We promptly invoice customers for the full amount of their subscriptions at the time a subscription is activated. Payment is due for the full term of the subscription generally within 30 days of the invoice. We recognize revenue on a monthly straight-line basis over the term of the subscription agreement. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers who wish to resubscribe must do so at our then current rates to continue using Websense Enterprise. Our revenue is significantly influenced by subscription renewals, and a decrease in subscription renewals would negatively impact our revenue.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred Tax Assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income or additional paid-in capital in the period such determination was made. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination was made. As of December 31, 2001, we had $14.3 million in gross deferred tax assets, which were fully offset by a valuation allowance.

Results of Operations

The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Three Months Ended

	March 31,	March 31,
	2002	2001

Revenues	100%	100%
Cost of revenues	7%	12%

Gross margin	93%	88%
Operating expenses:
Selling and marketing	45%	62%
Research and development	18%	26%
General and administrative	13%	18%
Amortization of stock-based compensation	1%	3%

Total operating expenses	77%	109%

Income (loss) from operations	16%	(21%)
Interest income, net	5%	15%

Net income (loss) before income taxes	21%	(6%)
Provision for income taxes	1%	0%

Net income (loss)	20%	(6%)

Revenues

     Revenues increased from $6.9 million in the first quarter of 2001 to $13.0 million in the first quarter of 2002. This increase was primarily a result of the addition of new customers. Approximately 60% of subscription revenue recognized in the first quarter of 2002 was derived from sales to first-time customers, who initially purchased one-, two-, or three-year subscriptions to Websense Enterprise in 2002 or prior years. The remaining 40% of subscription revenues was generated from renewal business with existing customers.

Cost of Revenues

     Cost of revenues consists of the costs of Web site review, technical support and infrastructure costs associated with maintaining our database. Cost of revenues increased from $817,000 in the first quarter of 2001 to $933,000 in the first quarter of 2002. The increase of $116,000 was primarily due to the costs associated with additional personnel in our technical support group. We expect cost of revenues to increase in the future as we support the growth and maintenance of our database as well as the technical support needs of our customers. As a percentage of revenues, cost of revenues decreased from 12% in the first quarter of 2001 to 7% in the first quarter of 2002. This decrease was primarily due to benefits derived from the automation of database search and support processes. We expect that cost of revenues, as a percentage of revenues, will remain below 10% of revenues for the foreseeable future.

Gross Margin

     Gross margin increased from $6.0 million in the first quarter of 2001 to $12.1 million in the first quarter of 2002. The increase was primarily due to increased revenues. As a percentage of revenues, gross margin increased from 88% in the first quarter of 2001 to 93% in the first quarter of 2002. This increase was primarily due to benefits derived from the automation of database search and support processes. We expect that gross margin, as a percentage of revenues, will remain in excess of 90% of revenues for the foreseeable future.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, advertising, promotions and travel. Selling and marketing expenses increased from $4.3 million in the first quarter of 2001 to $5.9 million in the first quarter of 2002. The increase in selling and marketing expenses of $1.6 million was primarily due to increased headcount costs of approximately $790,000, increased commission expenses resulting from increased sales of pre-paid subscriptions (also referred to as billings) of approximately $180,000, as well as increased advertising and promotional activities in North America and Europe. We expect selling and marketing expenses to increase in the future as more personnel are added to support our globally expanding selling and marketing efforts.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, facilities costs and equipment depreciation. Research and development expenses increased from $1.8 million in the first quarter of 2001 to $2.3 million in the first quarter of 2002. The increase of $500,000 in research and development expenses was primarily a result of personnel added since the first quarter of 2001 to support our expanded list of technology partners as well as the growing feature set of Websense Enterprise. We expect research and development expenses to increase in the future as more personnel are added to support additional technology partners and to grow the feature set of Websense Enterprise.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, human resources and administrative personnel, third party professional service fees and allocated facilities and depreciation expenses. General and administrative expenses increased from $1.2 million in the first quarter of 2001 to $1.7 million in the first quarter of 2002. The $500,000 increase in general and administrative expenses is primarily due to state sales tax expenses and foreign income tax consulting expenses. We expect general and administrative expenses to increase in future periods, reflecting growth in operations and increased expenses associated with being a public company.

Amortization of stock-based compensation. Amortization of stock-based compensation decreased from $200,000 in the first quarter of 2001 to $160,000 in the first quarter of 2002. The decrease in the amortization expense is primarily due to the accelerated method of amortization used that resulted in higher expense in the first quarter of 2001 as compared to the first quarter of 2002. We expect amortization of stock-based compensation to decrease in future periods as a result of using the accelerated method of amortization.

Interest Income, Net

     Net interest income decreased from $1.1 million in the first quarter of 2001 to $713,000 in the first quarter of 2002. The decrease is due to lower interest rates earned by our cash, cash equivalents and marketable securities despite increased balances as of March 31, 2002 as compared to March 31, 2001. We expect net interest income during 2002 to remain relatively consistent with the results obtained during the first quarter of 2002.

Provision for Income Taxes

     In the first quarter of 2001, there was no provision for income taxes. Our provision for income taxes in the first quarter of 2002 relates to our wholly-owned subsidiaries in the United Kingdom and Japan as well as domestic state income taxes in a few states. Beyond these domestic state income taxes, we did not provide for any other income taxes related to our operations in the United States due to the utilization of our deferred tax assets that we recorded in prior periods. We expect our effective U.S. tax rate to be less than both the federal and state statutory rates in 2002 due to the continued utilization of our deferred tax assets; however, we expect our provision for income taxes to increase in 2002 as compared to 2001. Subsequent to 2002, we expect the provision for income taxes to continue to increase, reflecting continued growth in our business, both domestically and internationally, and the utilization of our deferred tax assets.

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

     As of March 31, 2002, we had cash and cash equivalents of $36.0 million and investments in marketable securities of $74.6 million and an accumulated deficit of $15.0 million.

     Net cash provided by operating activities was $7.3 million in the first quarter of 2002 and $2.5 million in the first quarter of 2001. In the first quarter of 2002, cash provided by operating activities was primarily due to net income from operations, an increase in our subscriptions (which are initially recorded as deferred revenue) and interest earnings on our invested cash. In the first quarter of 2001, cash provided by operating activities was primarily due to an increase in our subscriptions (which are initially recorded as deferred revenue) and interest earnings on our invested cash. Our operating cash flow and revenue are significantly influenced by subscription renewals, and a decrease in subscription renewals would negatively impact our operating cash flow and revenue.

     Net cash provided by investing activities was $4.1 million in the first quarter of 2002 compared to net cash used in investing activities of $11.1 million in the first quarter of 2001. The relative increase in cash provided by investing activities in the first quarter of 2002 is primarily due to maturities of marketable securities.

     Net cash provided by financing activities was $856,000 in the first quarter of 2002 compared to $176,000 in the first quarter of 2001. Cash provided by financing activities in the first quarter of 2002 and the first quarter of 2001 was due to proceeds received from the exercise of stock options.

     In June 2000, we entered into a loan and security agreement with a bank for a credit facility of $1.5 million. At March 31, 2002, we had $1.0 million available for drawing under this facility and $500,000 set aside for existing or future letters of credit. We have operating lease commitments of $693,000 expiring during the three remaining quarters of 2002 and $139,000 expiring in 2003.

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

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 35% of our total revenues in both the first quarter of 2002 and in 2001. As a key component of our business strategy, we intend to expand our international sales. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

In 2001, we achieved profitability for the first time since 1996. Prior to the third quarter of 2001, we had experienced net losses in each of our previous 21 fiscal quarters, and as of March 31, 2002, we had an accumulated deficit of $15.0 million. We may be unable to maintain profitability unless our revenues continue to increase at a greater rate than our operating expenses. We currently expect our operating expenses to increase substantially, as we, among other things:

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

We face increasing competition that could prevent us from increasing revenue or maintaining profitability. In addition, we may face competition from better-established companies that have significantly greater resources.

The market for our products is intensely competitive and is likely to become even more so in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of Websense Enterprise to achieve or maintain more widespread market acceptance, any of which would have a material adverse effect on our business, results of operations and financial condition. Our current principal competitors include:

•	companies offering network filtering products, such as SurfControl plc, Secure Computing, Symantec Corporation, N2H2 Incorporated, Elron Software, Inc. and 8e6 Technologies; and

•	companies offering network reporting products, such as the WebTrends business acquired by NetIQ in 2001 and Wavecrest Computing.

We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle employee Internet management products with their products. We also compete against, and expect increased competition from, traditional network management software developers and Web management service providers. We also face potential competition from our own indirect sales channels, who may decide to develop or sell competing products. Many of our potential competitors enjoy substantial competitive advantages, such as:

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

We expect that a substantial majority of our future revenues will come from subscriptions to Websense Enterprise. Upon execution of a subscription agreement, we invoice our customers for the full term of the subscription agreement. We then recognize revenue from customers monthly over the terms of their subscription agreements which generally have durations of 12, 24 or 36 months. As a result, a majority of the revenue we report in each quarter is deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this model, the revenues we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of Websense Enterprise.

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

We currently sell a significant majority of our products indirectly. We intend to continue to rely on our indirect sales channels for a significant majority of revenue. We depend on our indirect sales channels, including value-added resellers, distributors, and providers of managed Internet services, to offer Websense Enterprise to a larger customer base than can be reached through a direct sales effort. We will need to expand our existing relationships and enter into new relationships to increase our current and future market share and revenue. We may be unable to maintain and expand our existing relationships or enter into new relationships on commercially reasonable terms or at all. If we are unable to maintain and expand our existing relationships or enter into new relationships, we would lose customer introductions and co-marketing benefits and our operating results could suffer.

Our reliance on indirect sales channels could result in reduced revenue growth because we have little control over our value-added resellers, distributors and original equipment manufacturers.

Our indirect sales channels accounted for more than 75% of our revenues in the first quarter of 2002 and for more than 80% of our revenues in 2001. We anticipate that sales from our various indirect sales channels, including value-added resellers, distributors, providers of managed Internet services and others, will continue to account for a significant majority of our total revenues in future periods. None of these parties is obligated to continue selling our products or to make any purchases from us. Our ability to generate increased revenue depends significantly upon the ability and willingness of our indirect sales channels to market and sell our products to organizations worldwide. If they are unsuccessful in their efforts, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Some of our indirect sales channels also market and sell products that compete with Websense Enterprise or may decide to do so in the future. We may not be able to prevent these parties from devoting greater resources to support our competitors’ products and/or eliminating their efforts to sell Websense Enterprise.

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

We have only a limited operating history upon which to base an evaluation of our current business and future prospects. We began offering our employee Internet management software in September 1996, but only since May 1998, when we released our first version of Websense Enterprise as a significant enhancement to our original product, have we directed a majority of our focus on this market. We introduced the most recent version of Websense Enterprise in April 2002. As a result, the revenue and income potential of our business and our market are unproven. In addition, we have very limited historical data with respect to subscription renewals because we sell subscriptions that range from one to three years in length and have been selling Websense Enterprise for four years. Further, because of our limited operating history and because the market for employee Internet management products is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing, you should consider an investment in our stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

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

The success of Websense Enterprise depends on the breadth and accuracy of our database. Although our database currently catalogs more than 3.4 million Web sites, it contains only a fraction of the material available on the Internet. In addition, the total number of Web sites is growing rapidly, and we expect this rapid growth rate to continue in the future. Our database and database technologies may not be able to keep pace with the growth in the number of Web sites, especially the growing number of Web sites containing foreign languages. Further, the ongoing evolution of the Internet will require us to continually improve the functionality, features and reliability of our database. Because Websense Enterprise can only manage access to Web sites included in our database, if our database does not contain a meaningful portion of relevant Web sites, the effectiveness of Websense Enterprise will be significantly diminished. Any failure of our database to keep pace with the rapid growth and technological change of the Internet will impair the market acceptance of Websense Enterprise, which in turn will harm our business, results of operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid investments, commercial paper, corporate bonds, and mortgage-backed securities. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore impact our cash flows and results of operations.

We are exposed to changes in interest rates primarily from our available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2002. Declines in interest rates over time will, however, reduce our interest income.

In addition, we have a $1.5 million loan and security agreement with a financial institution. Interest on this credit facility is 5% at March 31, 2002. At March 31, 2002, we had no advances outstanding under this credit facility. If we were to draw advances under this facility changes in interest rates would affect the interest expense we would pay and could, therefore, impact our cash flows and results of operations.

Part II — Other Information

Item 1. Legal Proceedings

We are currently not a party to any litigation that could have a material adverse effect on our results of operations, financial position or business.

Item 2. Changes in Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

(d)  On March 28, 2000, we completed our initial public offering for the sale of 4,000,000 shares of common stock at a price to the public of $18 per share, which resulted in net proceeds of $65.7 million after payment of the underwriters’ commissions and deductions of offering expenses. The registration statement (No. 333-95619) relating to our initial public offering was declared effective on March 28, 2000. Subsequent to our initial public offering, a portion of the offering proceeds were used to repay the $1.4 million balance of our fixed term loan agreements with financial institutions. The remaining proceeds have conformed with our intended use outlined in the prospectus related to such offering. We currently have approximately $64.3 million remaining from our IPO proceeds.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K and S-8

(a)	Exhibits

None

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC

Date: May 14, 2002	By:	/s/ JOHN B. CARRINGTON

John B. Carrington Chairman of the Board, President, and Chief Executive Officer

Date: May 14, 2002	By:	/s/ DOUGLAS C. WRIDE

Douglas C. Wride Chief Financial Officer