Form 10-Q
period 2002-06-30
WEBSENSE INC
filed 2002-07-30
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1)  Yes  [X]    No  [   ]    (2)  Yes  [X]    No  [   ]

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of July 16, 2002 was 21,264,680.

Websense, Inc.
Form 10-Q
For the Three and Six Months Ended June 30, 2002

Part I — Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,410	$23,715
Investments in marketable securities	84,425	79,393
Accounts receivable, net of allowance for doubtful accounts	12,734	12,001
Accounts receivable from a related party	—	525
Other current assets	1,494	1,084

Total current assets	134,063	116,718
Property and equipment, net	2,705	2,710
Deposits and other assets	295	384

Total assets	$137,063	$119,812

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$621	$640
Accrued payroll and related benefits	2,682	2,750
Other accrued expenses	3,516	2,264
Current portion of deferred revenue	36,663	31,218

Total current liabilities	43,482	36,872
Deferred revenue, less current portion	13,353	12,260
Stockholders’ equity:
Common stock	212	206
Additional paid-in capital	91,569	88,639
Deferred compensation	(246)	(531)
Accumulated deficit	(11,492)	(17,694)
Accumulated other comprehensive income	185	60

Total stockholders’ equity	80,228	70,680

Total liabilities and stockholders’ equity	$137,063	$119,812

See accompanying notes.

Websense, Inc.

Consolidated Statements of Operations
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Revenue	$14,550	$8,203	$27,585	$15,064
Cost of revenue	1,061	837	1,994	1,654

Gross margin	13,489	7,366	25,591	13,410

Operating expenses:
Selling and marketing	6,296	4,978	12,235	9,254
Research and development	2,571	1,860	4,878	3,672
General and administrative	1,378	1,466	3,045	2,669
Amortization of stock-based compensation	125	245	285	445

Total operating expenses	10,370	8,549	20,443	16,040

Income (loss) from operations	3,119	(1,183)	5,148	(2,630)
Interest income, net	688	1,170	1,401	2,230

Income (loss) before income taxes	3,807	(13)	6,549	(400)
Provision for income taxes	261	—	347	—

Net income (loss)	$3,546	$(13)	$6,202	$(400)

Net income (loss) per share:
Basic net income (loss) per share	$0.17	$(0.00)	$0.30	$(0.02)

Diluted net income (loss) per share	$0.15	$(0.00)	$0.26	$(0.02)

Weighted average shares — basic	21,105	19,947	20,942	19,861

Weighted average shares — diluted	23,411	19,947	23,411	19,861

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity
(Unaudited and in thousands)

						Accumulated
	Common stock		Additional			other	Total
			paid-in	Deferred	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	compensation	deficit	income	equity

Balance at December 31, 2001	20,596	$206	$88,639	$(531)	$(17,694)	$60	$70,680
Issuance of common stock upon exercise of options	595	5	2,209	—	—	—	2,214
Issuance of common stock under employee stock purchase plan	55	1	721	—	—	—	722
Amortization of deferred compensation	—	—	—	285	—	—	285
Comprehensive income:
Net income	—	—	—	—	6,202	—	6,202
Net change in unrealized gain on securities available for sale	—	—	—	—	—	166	166
Translation adjustment	—	—	—	—	—	(41)	(41)

Comprehensive net income							6,327

Balance at June 30, 2002	21,246	$212	$91,569	$(246)	$(11,492)	$185	$80,228

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended

	June 30,	June 30,
	2002	2001

Operating activities:
Net income (loss)	$6,202	$(400)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	953	848
Amortization of deferred compensation	285	445
Deferred revenue	6,538	6,496
Changes in operating assets and liabilities:
Accounts receivable	(208)	301
Deposits and other assets	(321)	(620)
Accounts payable	(19)	(569)
Accrued payroll and related benefits	(68)	77
Other accrued expenses	1,252	802

Net cash provided by operating activities	14,614	7,380

Investing activities:
Purchases of property and equipment	(948)	(820)
Purchases of marketable securities	(52,544)	(10,659)
Maturities of marketable securities	47,678	1,439

Net cash used in investing activities	(5,814)	(10,040)

Financing activities:
Proceeds from exercise of stock options	2,936	916

Net cash provided by financing activities	2,936	916

Effect of exchange rate changes on cash	(41)	—

Increase (decrease) in cash and cash equivalents	11,695	(1,744)
Cash and cash equivalents at beginning of period	23,715	13,106

Cash and cash equivalents at end of period	$35,410	$11,362

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

     These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001, included in Websense, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

     Dilutive securities include options and warrants as if converted. During the three and six months ended June 30, 2002, the difference between the weighted average shares used in determining basic net income (loss) per share versus diluted net income (loss) per share related to dilutive stock options and warrants totaled 2,306,000 and 2,469,000, respectively. Potentially dilutive securities totaling 1,019,000 and 327,000 for the three months ended June 30, 2002 and 2001, respectively, were excluded from diluted earnings per share because of their anti-dilutive effect. Potentially dilutive securities totaling 866,000 and 337,000 for the six months ended June 30, 2002 and 2001, respectively, were excluded from diluted earnings per share because of their anti-dilutive effect.

3.   Amortization of Stock-based Compensation

     For the three and six month periods ended June 30, 2002 and 2001, the Company recorded amortization of stock-based compensation. The allocation of the expense by operating expense category is as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Selling and marketing	$33	$70	$74	$84
Research and development	20	43	46	71
General and administrative	72	132	165	290

Total amortization of stock-based compensation	$125	$245	$285	$445

4.   Comprehensive Income

     Components of comprehensive income were as follows (in thousands):

	Three Months	Six Months
	Ended	Ended

	June 30, 2002	June 30, 2002

Net income	$3,546	$6,202
Change in unrealized gain on investments	504	166
Translation adjustment	(41)	(41)

Comprehensive income	$4,009	$6,327

     Accumulated other comprehensive income totaled $185,000 and $60,000 at June 30, 2002 and December 31, 2001, respectively.

5.   New Accounting Pronouncements

     In May 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, which rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 in the first quarter of 2003 and management has determined that such adoption will not have a material impact on the financial statements.

6.   Reclassifications

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

     In 1999, we changed our name to Websense, Inc. and completed our change in business strategy. In the same year, we expanded our senior management team, raised approximately $9.8 million in a private round of financing and further strengthened indirect sales channels and business relationships. In December 1999, we released version 4.0, a redesigned version of Websense Enterprise; our most recent version was released in April 2002. We currently derive nearly all of our revenue from subscriptions to this solution and expect this trend to continue in the future.

     During the six months ended June 30, 2002, we derived approximately 32% of revenue from international sales compared to approximately 36% for the six months ended June 30, 2001. The percentage decline over last year is attributable to the Japanese market where seasonal factors and the addition of new distributors have temporarily impacted growth. However, we believe international markets represent a significant growth opportunity and are continuing to expand our international operations, particularly in selected countries in the European and Asia/Pacific markets.

     We currently sell Websense Enterprise through both indirect and direct channels; however, sales through indirect channels currently account for more than 75% of our revenue and our strategy is to continue to rely on indirect sales channels for a significant majority of our sales. Domestically, we sell Websense Enterprise primarily through more than 935 Value Added Resellers, or VARs. Internationally, we distribute Websense Enterprise through more than 145 distributors and resellers in more than 80 countries who resell our solution through VARs and their resellers.

     As described below, we recognize revenue from subscriptions to Websense Enterprise on a monthly straight-line basis over the term of the subscription. However, we recognize operating expenses as they are incurred. These operating expenses include commissions relating to the sale of new subscriptions, which are based on the total amount of the subscription contract and are fully expensed in the current period. Operating expenses have continued to increase as compared to prior periods due to expanded selling and marketing efforts, continued product research and development and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in subsequent periods.

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

Results of Operations

Three months ended June 30, 2002 compared to the three months ended June 30, 2001

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended

	June 30, 2002	June 30, 2001

	(Unaudited)
Revenue	100%	100%
Cost of revenue	7%	10%

Gross margin	93%	90%
Operating expenses:
Selling and marketing	43%	61%
Research and development	18%	23%
General and administrative	9%	18%
Amortization of stock-based compensation	1%	3%

Total operating expenses	71%	105%

Income (loss) from operations	22%	(15)%
Interest income, net	4%	14%

Income (loss) before income taxes	26%	(1)%
Provision for income taxes	2%	0%

Net income (loss)	24%	(1)%

Revenue

     Revenue increased from $8.2 million in the second quarter of 2001 to $14.6 million in the second quarter of 2002. This increase was primarily a result of the addition of new customers. Approximately 60% of subscription revenue recognized in the second quarter of 2002 was derived from sales to first-time customers, who initially purchased one-, two-, or three-year subscriptions to Websense Enterprise in 2002 or prior years. The remaining 40% of subscription revenue was generated from renewal business with existing customers.

Cost of Revenue

     Cost of revenue consists of the costs of Web site review, technical support and infrastructure costs associated with maintaining our database. Cost of revenue increased from $837,000 in the second quarter of 2001 to $1.1 million in the second quarter of 2002. The increase was primarily due to the costs associated with additional personnel in our technical support group. We expect cost of revenue to increase in the future as we support the growth and maintenance of our database as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue decreased from 10% in the second quarter of 2001 to 7% in the second quarter of 2002. This decrease was primarily due to benefits derived from the automation of database search and support processes. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

     Gross margin increased from $7.4 million in the second quarter of 2001 to $13.5 million in the second quarter of 2002. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin increased from 90% in the second quarter of 2001 to 93% in the second quarter of 2002. This increase was primarily due to benefits derived from the automation of database search and support processes. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, advertising, promotions and travel as well as allocated facilities costs and depreciation expenses. Selling and marketing expenses increased from $5.0 million in the second quarter of 2001 to $6.3 million in the second quarter of 2002. The increase in selling and marketing expenses of $1.3 million was primarily due to increased headcount costs and increased advertising and promotional activities in North America, Europe and Asia. We expect selling and marketing expenses to increase in the future as more personnel are added to support our globally expanding selling and marketing efforts.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, and allocated facilities costs and depreciation expenses. Research and development expenses increased from $1.9 million in the second quarter of 2001 to $2.6 million in the second quarter of 2002. The increase of $700,000 in research and development expenses was primarily a result of personnel added since the second quarter of 2001 to support our expanded list of technology partners, the growing feature set of Websense Enterprise and additional products. We expect research and development expenses to increase in the future, both on an absolute dollar basis and as of a percentage of revenue, as more personnel are added to support additional technology partners, growth of the feature set of Websense Enterprise and expand our product offerings.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, human resources and administrative personnel, third party professional service fees and allocated facilities costs and depreciation expenses. General and administrative expenses decreased from $1.5 million in the second quarter of 2001 to $1.4 million in the second quarter of 2002. The $100,000 decrease in general and administrative expenses is primarily due to lower bad debt expense in the second quarter of 2002. Despite the current decline in general and administrative expenses as compared to the prior year, we expect general and administrative expenses to increase in future periods, reflecting growth in operations and increased expenses associated with being a public company and expanding our international operations.

Amortization of stock-based compensation. Amortization of stock-based compensation decreased from $245,000 in the second quarter of 2001 to $125,000 in the second quarter of 2002. The decrease in the amortization expense is primarily due to the accelerated method of amortization used. We expect amortization of stock-based compensation to decrease in future periods as a result of using the accelerated method of amortization.

Interest Income, Net

     Net interest income decreased from $1.2 million in the second quarter of 2001 to $688,000 in the second quarter of 2002. The decrease is due to lower interest rates earned by our cash, cash equivalents and marketable securities despite increased balances as of June 30, 2002 as compared to June 30, 2001. Based on current economic conditions, we expect net interest income during the remainder of 2002 to remain relatively consistent with the results obtained during the second quarter of 2002.

Provision for Income Taxes

     In the second quarter of 2001, there was no provision for income taxes. Our provision for income taxes in the second quarter of 2002 relates to our wholly-owned subsidiaries in the United Kingdom and Japan as well as domestic state income taxes in a few states. Beyond these domestic state income taxes, we did not provide for any other income taxes related to our operations in the United States due to the utilization of our deferred tax assets that we recorded in prior periods. We expect our effective U.S. tax rate to be less than both the federal and state statutory rates in 2002 due to the continued utilization of our deferred tax assets; however, we expect our provision for income taxes to increase in 2002 as compared to 2001. Subsequent to 2002, we expect the provision for income taxes to continue to increase, reflecting continued growth in our business, both domestically and internationally, and the utilization of our deferred tax assets.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Six Months Ended

	June 30, 2002	June 30, 2001

	(Unaudited)
Revenue	100%	100%
Cost of revenue	7%	11%

Gross margin	93%	89%
Operating expenses:
Selling and marketing	44%	61%
Research and development	18%	24%
General and administrative	11%	18%
Amortization of stock-based compensation	1%	3%

Total operating expenses	74%	106%

Income (loss) from operations	19%	(17)%
Interest income, net	5%	15%

Income (loss) before income taxes	24%	(2)%
Provision for income taxes	1%	0%

Net income (loss)	23%	(2)%

Revenue

     Revenue increased from $15.1 million in the first six months of 2001 to $27.6 million in the first six months of 2002. This increase was primarily a result of the addition of new customers. Approximately 60% of subscription revenue recognized in the first six months of 2002 was derived from sales to first-time customers, who initially purchased one-, two-, or three-year subscriptions to Websense Enterprise in 2002 or prior years. The remaining 40% of subscription revenue was generated from renewal business with existing customers.

Cost of Revenue

     Cost of revenue increased from $1.7 million in the first six months of 2001 to $2.0 million in the first six months of 2002. The increase of $300,000 was primarily due to the costs associated with additional personnel in our technical support group. We expect cost of revenue to increase in the future as we support the growth and maintenance of our database as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue decreased from 11% in the first six months of 2001 to 7% in the first six months of 2002. This decrease was primarily due to benefits derived from the automation of database search and support processes. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

     Gross margin increased from $13.4 million in the first six months of 2001 to $25.6 million in the first six months of 2002. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin increased from 89% in the first six months of 2001 to 93% in the first six months of 2002. This increase was primarily due to benefits derived from the automation of database search and support processes. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

Selling and marketing. Selling and marketing expenses increased from $9.3 million in the first six months of 2001 to $12.2 million in the first six months of 2002. The increase in selling and marketing expenses of $2.9 million was primarily due to increased headcount costs and increased advertising and promotional activities in North America, Europe and Asia. We expect selling and marketing expenses to increase in the future as more personnel are added to support our globally expanding selling and marketing efforts.

Research and development. Research and development expenses increased from $3.7 million in the first six months of 2001 to $4.9 million in the first six months of 2002. The increase of $1.2 million in research and development expenses was primarily a result of personnel added since the first six months of 2001 to support our expanded list of technology partners, the growing feature set of Websense Enterprise and additional products. We expect research and development expenses to increase in the future, both on an absolute dollar basis and as a percentage of revenue, as more personnel are added to support additional technology partners, growth of the feature set of Websense Enterprise and expand our product offerings.

General and administrative. General and administrative expenses increased from $2.7 million in the first six months of 2001 to $3.0 million in the first six months of 2002. The $300,000 increase in general and administrative expenses is primarily due to higher state sales tax expenses and higher foreign income tax consulting expenses partially offset by lower bad debt expense in the first six months of 2002. We expect general and administrative expenses to increase in future periods, reflecting growth in operations and increased expenses associated with being a public company and expanding our international operations.

Amortization of stock-based compensation. Amortization of stock-based compensation decreased from $445,000 in the first six months of 2001 to $285,000 in the first six months of 2002. The decrease in the amortization expense is primarily due to the accelerated method of amortization used. We expect amortization of stock-based compensation to decrease in future periods as a result of using the accelerated method of amortization.

Interest Income, Net

     Net interest income decreased from $2.2 million in the first six months of 2001 to $1.4 million in the first six months of 2002. The decrease is due to lower interest rates earned by our cash, cash equivalents and marketable securities despite increased balances as of June 30, 2002 as compared to June 30, 2001. Based on current economic conditions, we expect net interest income during the remainder of 2002 to remain relatively consistent with the results obtained during the first six months of 2002.

Provision for Income Taxes

     In the first six months of 2001, there was no provision for income taxes. Our provision for income taxes in the first six months of 2002 relates to our wholly-owned subsidiaries in the United Kingdom and Japan as well as domestic state income taxes in a few states.

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

     As of June 30, 2002, we had cash and cash equivalents of $35.4 million and investments in marketable securities of $84.4 million and an accumulated deficit of $11.5 million.

     Net cash provided by operating activities was $14.6 million in the first six months of 2002 and $7.4 million in the first six months of 2001. In the first six months of 2002, cash provided by operating activities was primarily due to net income from operations, an increase in our subscriptions (which are initially recorded as deferred revenue) and interest earnings on our invested cash. In the first six months of 2001, cash provided by operating activities was primarily due to an increase in our subscriptions (which are initially recorded as deferred revenue) and interest earnings on our invested cash. Our operating cash flow and revenue are significantly influenced by subscription renewals, and a decrease in subscription renewals could negatively impact our operating cash flow and revenue.

     Net cash used by investing activities was $5.8 million in the first six months of 2002 compared to $10.0 million in the first six months of 2001. The decrease in cash used by investing activities in the first six months of 2002 is primarily due to maturities of marketable securities.

     Net cash provided by financing activities was $2.9 million in the first six months of 2002 compared to $916,000 in the first six months of 2001. Cash provided by financing activities in the first six months of 2002 and the first six months of 2001 was due to proceeds received from the exercise of stock options and the issuance of common stock related to the Company’s employee stock purchase plan.

     In June 2000, we entered into a loan and security agreement with a bank for a credit facility of $1.5 million. In May 2002, this agreement expired. At June 30, 2002, existing or future letters of credit totaled $500,000. We have operating lease commitments of $361,000 during the two remaining quarters of 2002, $1.1 million in 2003, $1.2 million in 2004, $1.2 million in 2005, $1.2 million in 2006 and $1.3 million in 2007. A significant majority of our operating lease commitments are related to our corporate headquarters lease, which was renewed and becomes effective in April and September 2002, respectively. The lease renewal incentives result in no rent payments in the third and fourth quarters of 2002 and escalating rent payments from 2004 to 2007. The rent expense related to our corporate headquarters lease renewal will be recorded monthly on a straight-line basis in accordance with generally accepted accounting principles.

     We believe that our cash and cash equivalents balances and investments in marketable securities will be sufficient to satisfy our cash requirements for at least the next 12 months. We intend to continue to invest our cash in excess of current operating requirements in interest bearing, investment-grade securities. If existing cash is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

Our future success depends on achieving substantial revenue from customer renewals for subscriptions to Websense Enterprise. Subscriptions for Websense Enterprise typically have durations of 12, 24 or 36 months. Our customers have no obligation to renew their subscriptions upon expiration. We may be unable to generate significant revenue from renewals. In order to maintain our revenue we must be successful in selling renewal subscriptions.

Our future success also depends on our ability to sell further subscriptions to existing customers in order to obtain additional seats within their respective organizations. As a result, to increase our revenue we must sell our existing customers additional subscriptions for Websense Enterprise to get greater coverage of their workforces. This may require increasingly sophisticated and costly sales efforts targeting senior management and other management personnel associated with our customers’ Internet infrastructure.

Because we expect to derive substantially all of our future revenue from subscription fees for Websense Enterprise, any failure of this product to satisfy customer demands or to achieve more widespread market acceptance will seriously harm our business.

Substantially all of our revenue comes from subscriptions to Websense Enterprise and we expect this trend will continue for the foreseeable future. As a result, if for any reason revenue from Websense Enterprise declines or does not grow as rapidly as we anticipate, our operating results and our business will be significantly impaired. If Websense Enterprise fails to meet the needs of our existing and target customers, or if it does not compare favorably in price and performance to competing products, our growth will be limited. Many of our competitors are seeking to compete with us by aggressively reducing the price of their products. Websense Enterprise may not achieve continued market acceptance. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of Websense Enterprise. We may not be successful in achieving market acceptance of any new products that we develop or of enhanced versions of Websense Enterprise. Any failure or delay in diversifying our existing offerings could harm our business, results of operations and financial condition.

We face increasing competition, which has placed pressure on our pricing and which could prevent us from increasing revenue or maintaining profitability. In addition, we may face competition from better-established companies that have significantly greater resources.

The market for our products is intensely competitive and is likely to become even more so in the future. Our current principal competitors frequently offer their products at a significantly lower price than Websense Enterprise, which has resulted in pricing pressures on sales of our product. If we are unable to maintain the current pricing on sales of Websense Enterprise and increase our pricing in the future, our profitability could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of Websense Enterprise to achieve or maintain more widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition. Our current principal competitors include:

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

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 32% of our total revenue in the first six months of 2002 and approximately 36% in the first six months of 2001. As a key component of our business strategy, we intend to expand our international sales despite the percentage decline over last year, which is attributable to the Japanese market where seasonal factors and the addition of new distributors have negatively impacted growth. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

Such factors could have a material adverse effect on our future international sales. Any further reduction in international sales, or our failure to further develop our international distribution channels, could have a material adverse effect on our business, results of operations and financial condition. Our international revenue is currently denominated in U.S. dollars. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make Websense Enterprise more expensive for international customers, which could harm our business. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuation.

The market for employee Internet management products continues to emerge, and if we are not successful in promoting awareness of the need for Websense Enterprise and of our Websense brand, our growth may be limited.

Based on our experience with potential customers, we believe that many corporations do not recognize or acknowledge the existence or scope of problems caused by employee misuse of the Internet. In addition, there may be a time-limited opportunity to achieve and maintain a significant share of the market for employee Internet management products due in part to the emerging nature of this market and the substantial resources available to our existing and potential competitors. If employers do not recognize or acknowledge these problems, then the market for Websense Enterprise may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of our Websense brand is critical to achieving widespread acceptance of our existing and future employee Internet management products. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our Websense brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. If we fail to successfully promote our Websense brand, or if our expenses to promote and maintain our Websense brand are greater than anticipated, our results of operations and financial condition could suffer.

We have a history of losses and, because we expect our operating expenses to increase in the future, we may not be able to maintain profitability.

In 2001, we achieved profitability for the first time since 1996. Prior to the third quarter of 2001, we had experienced net losses in each of our previous 21 fiscal quarters, and as of June 30, 2002, we had an accumulated deficit of $11.5 million. We may be unable to maintain profitability unless our revenue continues to increase at a greater rate than our operating expenses. We currently expect our operating expenses to increase substantially, as we, among other things:

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

We will need to significantly increase our revenue to maintain profitability. If we fail to increase revenue from subscription fees for Websense Enterprise, we may experience losses in future quarters. If we continue to grow, we also may fail to accurately estimate and assess the associated increase in our operating expenses. If our operating expenses exceed our expectations, our financial performance will be adversely affected, which could cause the price of our common stock to decline.

Because we recognize revenue from subscriptions for Websense Enterprise ratably over the term of the subscription, downturns in sales may not be immediately reflected in our revenue.

We expect that nearly all of our revenue for the foreseeable future will come from subscriptions to Websense Enterprise. Upon execution of a subscription agreement, we invoice our customers for the full term of the subscription agreement. We then recognize revenue from customers monthly over the terms of their subscription agreements which typically have durations of 12, 24 or 36 months. As a result, a majority of the revenue we report in each quarter is deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of Websense Enterprise.

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

Our indirect sales channels accounted for more than 75% of our revenue in the first six months of 2002 and for more than 85% of our revenue in the first six months of 2001. We anticipate that sales from our various indirect sales channels, including value-added resellers, distributors, providers of managed Internet services and others, will continue to account for a significant majority of our total revenue in future periods. None of these parties is obligated to continue selling our products or to make any purchases from us. Our ability to generate increased revenue depends significantly upon the ability and willingness of our indirect sales channels to market and sell our products to organizations worldwide. If they are unsuccessful in their efforts, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. A number of our value-added resellers and distributors have been adversely affected by the current global economic downturn and we believe that their financial difficulties may negatively impact their ability to sell and market Websense Enterprise. Some of our indirect sales channels also market and sell products that compete with Websense Enterprise or may decide to do so in the future. We may not be able to prevent these parties from devoting greater resources to support our competitors’ products and/or eliminating their efforts to sell Websense Enterprise.

Other vendors may develop products similar to ours for incorporation into their hardware or software, and thereby reduce demand for Websense Enterprise.

In the future, vendors of Internet-related hardware and software may enhance their products or develop separate products that include functions that are currently provided by Websense Enterprise. If employee Internet management functions become standard features of Internet-related hardware or software, the demand for Websense Enterprise will decrease. Furthermore, even if Websense Enterprise provides greater functionality and is more effective than the products offered by vendors of Internet-related hardware or software, potential customers might accept this limited functionality in lieu of purchasing Websense Enterprise.

We are an early-stage company with an unproven business model, which makes it difficult to evaluate our current business and future prospects.

We have only a limited operating history upon which to base an evaluation of our current business and future prospects. We began offering our employee Internet management software in September 1996, but only since May 1998, when we released our first version of Websense Enterprise as a significant enhancement to our original product, have we directed a majority of our focus on this market. We introduced the most recent version of Websense Enterprise in April 2002. As a result, the revenue and income potential of our business and our market are unproven. In addition, we have very limited historical data with respect to subscription renewals because we sell subscriptions that range from one to three years in length and have been selling Websense Enterprise for less than five years. Further, because of our limited operating history and because the market for employee Internet management products is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. In making an investment decision with respect to our stock, you should carefully consider the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Negative economic conditions in the United States and in the other countries and geographic areas in which we offer our products may negatively impact our ability to maintain profitability.

During 2001 and 2002, the United States and other international markets in which we offer our products experienced a significant economic downturn. In addition, the United States and other countries suffered significant acts of hostility and terror. These or similar acts in the future may increase or prolong the negative economic conditions. The economic downturn may impact our ability to sustain profitability by:

•	negatively affecting demand for our products and services;

•	causing some of our customers to be unable to pay for subscriptions they have ordered;

•	decreasing the renewal rate of subscriptions by our existing customers; and

•	decreasing the strength of our indirect sales channels.

In addition, the economic downturn may force companies to prioritize expenditures, and these companies may decide not to purchase our product in a slowing economy. There can be no certainty as to the degree or severity of the duration of this downturn. We also cannot predict the extent and timing of the impact of the economic downturn in the United States and in other countries and geographic regions in which we conduct our business.

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

An additional equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

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

The market price of our common stock has been and likely will continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•	announcements of technological innovations or new products or services by our competitors;

•	demand for Websense Enterprise, including fluctuations in subscription renewals;

•	fluctuations in revenue from our indirect sales channels;

•	changes in the pricing policies of our competitors; and

•	changes in government regulations.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

•	announcements of technological innovations or new products or services by us;

•	changes in our pricing policies;

•	quarterly variations in our operating expenses; and

•	our technological capabilities to accommodate the future growth in our operations or our customers.

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

The success of Websense Enterprise depends on the breadth and accuracy of our database. Although our database currently catalogs more than 3.6 million Web sites, it contains only a fraction of the material available on the Internet. In addition, the total number of Web sites is growing rapidly, and we expect this rapid growth rate to continue in the future. Our database and database technologies may not be able to keep pace with the growth in the number of Web sites, especially the growing number of Web sites containing foreign languages. Further, the ongoing evolution of the Internet will require us to continually improve the functionality, features and reliability of our database. Because Websense Enterprise can only manage access to Web sites included in our database, if our database does not contain a meaningful portion of relevant Web sites, the effectiveness of Websense Enterprise will be significantly diminished. Any failure of our database to keep pace with the rapid growth and technological change of the Internet will impair the market acceptance of Websense Enterprise, which in turn will harm our business, results of operations and financial condition.

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

Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel;

•	diversion of financial and management resources from existing operations;

•	risk of entering new markets;

•	potential loss of key employees; and

•	inability to generate sufficient revenue to offset acquisition or investment costs.

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

We are exposed to changes in interest rates primarily from our available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2002. Declines in interest rates over time will, however, reduce our interest income.

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

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on Wednesday, June 12, 2002. The following matters were voted upon at the meeting and were adopted by the margins indicated:

1.   The stockholders elected two Directors to hold office for a term expiring upon the 2005 Annual Meeting of Stockholders.

	Number of Shares

Name of Director Elected	For	Withheld

Robert J. Loarie	16,530,720	311,851
Peter C. Waller	16,530,720	311,851

The following individuals are continuing directors with terms expiring upon the 2003 Annual Meeting of Stockholders: Bruce T. Coleman and John F. Schaefer. The following individuals are continuing directors with terms expiring upon the 2004 Annual Meeting of Stockholders: John B. Carrington and Gary E. Sutton.

2.   The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002.

For	16,346,167
Against	495,954
Abstain	450

Item 5.   Other Information

Our President and Chief Executive Officer, John B. Carrington, and our Vice President and Chief Financial Officer, Douglas C. Wride, in order to diversify their investment portfolios while avoiding conflicts of interest or the appearance of any such conflict that might arise from their positions with the company, have previously established written plans in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of their holdings of our common stock. Mr. Carrington and Mr. Wride have each extended the duration of these stock selling plans as currently in effect until November 2005.

Item 6.   Exhibits and Reports on Form 8-K and S-8

(a)	Exhibits

	10.18	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002.

(b)	Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: July 30, 2002	By:	/s/ JOHN B. CARRINGTON John B. Carrington Chairman of the Board, President, and Chief Executive Officer

Date: July 30, 2002	By:	/s/ DOUGLAS C. WRIDE Douglas C. Wride Chief Financial Officer