Form 10-Q/A
period 2002-06-30
WEBSENSE INC
filed 2002-08-12
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT 99.1

PRELIMINARY NOTE

     This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 is being filed solely to include as Exhibit 99.1 the certification required by Section 906 of the Sarbanes-Oxley Act of 2002, which became effective on July 30, 2002, and to disclose such certification. No revisions have been made to the Registrant’s financial statements or any other disclosure contained in such Quarterly Report.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1 Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC. (Registrant)

August 12, 2002	By:	/s/ JOHN B. CARRINGTON John B. Carrington President and Chief Executive Officer

	By:	/s/ DOUGLAS C. WRIDE Douglas C. Wride Chief Financial Officer