Form 10-Q
period 2002-09-30
WEBSENSE INC
filed 2002-11-13
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [   ] (2) Yes [X] No [   ]

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of October 31, 2002 was 21,454,914.

Websense, Inc.
Form 10-Q
For the Period Ended September 30, 2002

i

Part I — Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.
Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,667	$23,715
Investments in marketable securities	71,773	79,393
Accounts receivable, net of allowance for doubtful accounts	15,370	12,001
Accounts receivable from a related party	—	525
Other current assets	1,516	1,084

Total current assets	145,326	116,718
Property and equipment, net	2,820	2,710
Deposits and other assets	299	384

Total assets	$148,445	$119,812

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,032	$640
Accrued payroll and related benefits	3,787	2,750
Other accrued expenses	3,542	2,264
Current portion of deferred revenue	40,303	31,218

Total current liabilities	48,664	36,872
Deferred revenue, less current portion	14,831	12,260
Stockholders’ equity:
Common stock	214	206
Additional paid-in capital	91,815	88,639
Deferred compensation	(151)	(531)
Accumulated deficit	(7,454)	(17,694)
Accumulated other comprehensive income	526	60

Total stockholders’ equity	84,950	70,680

Total liabilities and stockholders’ equity	$148,445	$119,812

See accompanying notes.

Websense, Inc.
Consolidated Statements of Operations
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenue	$16,005	$9,549	$43,590	$24,613
Cost of revenue	1,081	911	3,075	2,565

Gross margin	14,924	8,638	40,515	22,048

Operating expenses:
Selling and marketing	6,610	4,531	18,845	13,785
Research and development	3,063	1,837	7,941	5,509
General and administrative	1,503	1,186	4,548	3,855
Amortization of stock-based compensation	95	210	380	655

Total operating expenses	11,271	7,764	31,714	23,804

Income (loss) from operations	3,653	874	8,801	(1,756)
Interest income, net	665	1,037	2,066	3,267

Income before income taxes	4,318	1,911	10,867	1,511
Provision for income taxes	280	38	627	38

Net income	$4,038	$1,873	$10,240	$1,473

Net income per share:
Basic net income per share	$0.19	$0.09	$0.49	$0.07

Diluted net income per share	$0.18	$0.08	$0.44	$0.07

Weighted average shares — basic	21,319	20,154	21,069	20,073

Weighted average shares — diluted	22,913	22,606	23,170	22,627

See accompanying notes.

Websense, Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited and in thousands)

	Common stock					Accumulated other	Total
			Additional	Deferred	Accumulated	comprehensive	stockholders'
	Shares	Amount	paid-in capital	compensation	deficit	income	equity

Balance at December 31, 2001	20,596	$206	$88,639	$(531)	$(17,694)	$60	$70,680
Issuance of common stock upon exercise of options	749	7	2,455	—	—	—	2,462
Issuance of common stock under employee stock purchase plan	55	1	721	—	—	—	722
Amortization of deferred compensation	—	—	—	380	—	—	380
Comprehensive income:
Net income	—	—	—	—	10,240	—	10,240
Net change in unrealized gain on securities available for sale	—	—	—	—	—	466	466

Comprehensive net income							10,706

Balance at September 30, 2002	21,400	$214	$91,815	$(151)	$(7,454)	$526	$84,950

See accompanying notes.

Websense, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended

	September 30,	September 30,
	2002	2001

Operating activities:
Net income	$10,240	$1,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,448	1,171
Amortization of deferred compensation	380	655
Deferred revenue	11,656	11,139
Changes in operating assets and liabilities:
Accounts receivable	(2,844)	(2,499)
Deposits and other assets	(347)	(855)
Accounts payable	392	(358)
Accrued payroll and related benefits	1,037	650
Other accrued expenses	1,278	737

Net cash provided by operating activities	23,240	12,113

Investing activities:
Purchases of property and equipment	(1,558)	(996)
Purchases of marketable securities	(66,143)	(14,764)
Maturities of marketable securities	74,229	989

Net cash provided by (used in) investing activities	6,528	(14,771)

Financing activities:
Proceeds from exercise of stock options and issuance of stock for employee stock purchase plan	3,184	1,118

Net cash provided by financing activities	3,184	1,118

Increase (decrease) in cash and cash equivalents	32,952	(1,540)
Cash and cash equivalents at beginning of period	23,715	13,106

Cash and cash equivalents at end of period	$56,667	$11,566

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

     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in Websense, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2. Net Income Per Share

     Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.

2. Net Income Per Share (continued)

     Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
For the Three Months Ended:
September 30, 2002:
Basic EPS	$4,038	21,319	$0.19
Effect of options	—	1,594	(0.01)

Diluted EPS	$4,038	22,913	$0.18

September 30, 2001:
Basic EPS	$1,873	20,154	$0.09
Effect of options	—	2,452	(0.01)

Diluted EPS	$1,873	22,606	$0.08

For the Nine Months Ended:
September 30, 2002:
Basic EPS	$10,240	21,069	$0.49
Effect of options	—	2,101	(0.05)

Diluted EPS	$10,240	23,170	$0.44

September 30, 2001:
Basic EPS	$1,473	20,073	$0.07
Effect of options	—	2,554	—

Diluted EPS	$1,473	22,627	$0.07

     For the three months ended September 30, 2002 and 2001, there were outstanding options to purchase 1,669,000 and 493,000 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective quarters. Therefore, these shares would have had an anti-dilutive effect on EPS.

     For the nine months ended September 30, 2002 and 2001, there were outstanding options to purchase 1,065,000 and 392,000 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective nine months. Therefore, these shares would have had an anti-dilutive effect on EPS.

3. Amortization of Stock-based Compensation

     For the three and nine-month periods ended September 30, 2002 and 2001, the Company recorded amortization of stock-based compensation. The allocation of the expense by operating expense category is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Selling and marketing	$26	$59	$100	$143
Research and development	16	37	62	108
General and administrative	53	114	218	404

Total amortization of stock-based compensation	$95	$210	$380	$655

4. Comprehensive Income

     Components of comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net income	$4,038	$1,873	$10,240	$1,473
Change in unrealized gain on investments	300	245	466	311
Translation adjustment	41	—	—	—

Comprehensive income	$4,379	$2,118	$10,706	$1,784

     Accumulated other comprehensive income totaled $526,000 and $60,000 at September 30, 2002 and December 31, 2001, respectively.

5. New Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses the recognition, measurement and reporting costs that are associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material effect on its financial statements.

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

Forward Looking Statements

     From time to time we have made and may continue to make “forward looking statements” within the meaning of the federal securities laws. This report on Form 10-Q may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. Such statements include but are not limited to statements concerning the following:

•	anticipated trends in revenue;

•	growth opportunities in domestic and international markets;

•	customer acceptance and satisfaction with our products;

•	expected trends in operating expenses; and

•	anticipated cash and intentions regarding usage of cash.

     Actual results may differ materially from results anticipated in such forward-looking statements. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

Overview

     We provide Employee Internet Management, or EIM, solutions that enable businesses to monitor, report and manage how their employees use the Internet. Our Websense Enterprise solution supports an organization’s efforts to improve employee productivity, conserve network bandwidth, mitigate potential legal liability and enhance network security. In 1996, we released our first software product, Websense Internet Screening System, and since that time, we have focused our business on developing and selling EIM solutions. In December 1999, we released v4.0, a redesigned version of Websense Enterprise with our most recent version released in April 2002. We expect to launch sales of the next generation of Websense software — Websense Enterprise v5.0 — in the first quarter of 2003, including enhanced EIM capabilities and enabling application modules. We currently derive nearly all of our revenue from subscriptions to the Websense Enterprise solution and expect this trend to continue in the future.

     During the nine months ended September 30, 2002, we derived approximately 31% of revenue from international sales compared to approximately 33% for the nine months ended September 30, 2001. Despite the decline year-over-year as a percentage of total revenue, we believe international markets represent a significant growth opportunity and are continuing to expand our international operations, particularly in selected countries in the European and Asia/Pacific markets.

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

Revenue Recognition. When a purchase decision is made, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. We promptly invoice customers for the full amount of their subscriptions at the time a subscription is activated. Payment is due for the full term of the subscription generally within 30 days of the invoice. We recognize revenue on a monthly straight-line basis over the term of the subscription agreement. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers who wish to resubscribe typically must do so at then current rates to continue using Websense Enterprise. Our revenue is significantly influenced by subscription renewals, and a decrease in subscription renewals amounts could negatively impact our revenue.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred Tax Assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future expected taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income or additional paid-in capital in the period such determination was made. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination was made. As of December 31, 2001, we had $14.3 million in gross deferred tax assets, which were fully offset by a valuation allowance.

Results of Operations

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended

	September	September
	30, 2002	30, 2001

	(Unaudited)
Revenue	100%	100%
Cost of revenue	7	10

Gross margin	93	90
Operating expenses:
Selling and marketing	41	48
Research and development	19	19
General and administrative	9	12
Amortization of stock-based compensation	1	2

Total operating expenses	70	81

Income from operations	23	9
Interest income, net	4	11

Income before income taxes	27	20
Provision for income taxes	2	0

Net income	25%	20%

Revenue

     Revenue increased from $9.5 million in the third quarter of 2001 to $16.0 million in the third quarter of 2002. This increase was primarily a result of the addition of new customers. Approximately 51% of subscription revenue recognized in the third quarter of 2002 was derived from sales to first-time customers, who initially purchased one-, two-, or three-year subscriptions to Websense Enterprise in 2002 or prior years. The remaining 49% of subscription revenue was generated from renewal business with existing customers.

Cost of Revenue

     Cost of revenue consists of the costs of Web site review, technical support and infrastructure costs associated with maintaining our database. Cost of revenue increased from $911,000 in the third quarter of 2001 to $1.1 million in the third quarter of 2002. The increase was primarily due to the costs associated with additional personnel in our technical support group. We expect cost of revenue to increase in the future as we support the growth and maintenance of our database as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue decreased from 10% in the third quarter of 2001 to 7% in the third quarter of 2002. This decrease was primarily due to benefits derived from the automation of database search and support processes as well as the leveraging of database and technical support costs over a larger revenue base. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

Gross margin increased from $8.6 million in the third quarter of 2001 to $14.9 million in the third quarter of 2002. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin increased from 90% in the third quarter of 2001 to 93% in the third quarter of 2002. This increase was primarily due to benefits derived from the automation of database search and support processes as well as the leveraging of database and technical support costs over a larger revenue base. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, investor relations, advertising, promotions and travel as well as allocated facilities costs and depreciation expenses. Selling and marketing expenses increased from $4.5 million in the third quarter of 2001 to $6.6 million in the third quarter of 2002. The increase in selling and marketing expenses of $2.1 million was primarily due to increased headcount costs and increased advertising and promotional activities in North America, Europe and Asia. We expect selling and marketing expenses to increase in the future as more personnel are added to support our globally expanding selling and marketing efforts.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, and allocated facilities costs and depreciation expenses. Research and development expenses increased from $1.8 million in the third quarter of 2001 to $3.1 million in the third quarter of 2002. The increase of $1.3 million in research and development expenses was primarily a result of personnel and consultants added since the third quarter of 2001 to support our expanded list of technology partners, the growing enhancements of Websense Enterprise, including the development of Websense Enterprise v5.0, and additional products. We expect research and development expenses to increase in the future, as more personnel are added to support additional technology partners, growth of the enhancements of Websense Enterprise and expansion of our product offerings.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, human resources and administrative personnel, third party professional service fees and allocated facilities costs and depreciation expenses. General and administrative expenses increased from $1.2 million in the third quarter of 2001 to $1.5 million in the third quarter of 2002. The $300,000 increase in general and administrative expenses is primarily a result of personnel added since the third quarter of 2001 to support our growing operations, both domestically and internationally, as well as higher infrastructure costs in Europe. We expect general and administrative expenses to increase in future periods, reflecting growth in operations and increasing expenses associated with being a public company and expansion of our international operations.

Amortization of stock-based compensation. Amortization of stock-based compensation decreased from $210,000 in the third quarter of 2001 to $95,000 in the third quarter of 2002. The decrease in the amortization expense is primarily due to the accelerated method of amortization used. We expect amortization of stock-based compensation to decrease in future periods as a result of using the accelerated method of amortization.

Interest Income, Net

     Net interest income decreased from $1.0 million in the third quarter of 2001 to $665,000 in the third quarter of 2002. The decrease is due to lower interest rates earned by our cash, cash equivalents and marketable securities despite increased balances as of September 30, 2002 as compared to September 30, 2001.

Provision for Income Taxes

     In the third quarter of 2001, our provision for income taxes related only to our wholly-owned subsidiary in the United Kingdom. Our provision for income taxes in the third quarter of 2002 relates to our wholly-owned subsidiaries in the United Kingdom, Japan and Australia as well as domestic state income taxes in several states. Beyond these domestic state income taxes, we did not provide for any other income taxes during the third quarter of 2002 related to our operations in the United States due to the partial utilization of our deferred tax assets that we recorded in prior periods. We expect our effective U.S. tax rate to be less than both the federal and state statutory rates in 2002 due to the continued utilization of our deferred tax assets; however, we expect our provision for income taxes to increase in 2002 as compared to 2001. We expect the provision for income taxes to increase significantly in 2003 to approximate statutory rates. Subsequent to 2003, the provision for income taxes should decrease over time due to benefits derived from lower tax rates associated with foreign income.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Nine Months Ended

	September	September
	30, 2002	30, 2001

	(Unaudited)
Revenue	100%	100%
Cost of revenue	7	10

Gross margin	93	90
Operating expenses:
Selling and marketing	43	56
Research and development	18	22
General and administrative	10	16
Amortization of stock-based compensation	1	3

Total operating expenses	72	97

Income (loss) from operations	21	(7)
Interest income, net	4	13

Income before income taxes	25	6
Provision for income taxes	1	0

Net income	24%	6%

Revenue

     Revenue increased from $24.6 million in the first nine months of 2001 to $43.6 million in the first nine months of 2002. This increase was primarily a result of the addition of new customers. Approximately 53% of subscription revenue recognized in the first nine months of 2002 was derived from sales to first-time customers, who initially purchased one-, two-, or three-year subscriptions to Websense Enterprise in 2002 or prior years. The remaining 47% of subscription revenue was generated from renewal business with existing customers.

Cost of Revenue

     Cost of revenue increased from $2.6 million in the first nine months of 2001 to $3.1 million in the first nine months of 2002. The increase of $500,000 was primarily due to the costs associated with additional personnel in our technical support group. We expect cost of revenue to increase in the future as we support the growth and maintenance of our database as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue decreased from 10% in the first nine months of 2001 to 7% in the first nine months of 2002. This decrease was primarily due to benefits derived from the automation of database search and support processes as well as the leveraging of database and technical support costs over a larger revenue base. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

     Gross margin increased from $22.0 million in the first nine months of 2001 to $40.5 million in the first nine months of 2002. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin increased from 90% in the first nine months of 2001 to 93% in the first nine months of 2002. This increase was primarily due to benefits derived from the automation of database search and support processes as well as the leveraging of database and technical support costs over a larger revenue base. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

Selling and marketing. Selling and marketing expenses increased from $13.8 million in the first nine months of 2001 to $18.8 million in the first nine months of 2002. The increase in selling and marketing expenses of $5.0 million was primarily due to increased headcount costs and increased advertising and promotional activities in North America, Europe and Asia. We expect selling and marketing expenses to increase in the future as more personnel are added to support our globally expanding selling and marketing efforts.

Research and development. Research and development expenses increased from $5.5 million in the first nine months of 2001 to $7.9 million in the first nine months of 2002. The increase of $2.4 million in research and development expenses was primarily a result of personnel added since the first nine months of 2001 to support our expanded list of technology partners, the growing enhancements of Websense Enterprise, including the development of Websense Enterprise v5.0, and additional products. We expect research and development expenses to increase in the future, as more personnel are added to support additional technology partners, growth of the feature set of Websense Enterprise and expansion of our product offerings.

General and administrative. General and administrative expenses increased from $3.9 million in the first nine months of 2001 to $4.6 million in the first nine months of 2002. The $700,000 increase in general and administrative expenses is primarily due to higher state sales tax expenses, higher foreign income tax consulting expenses, higher personnel expenses to support our growing operations, both domestically and internationally, and higher infrastructure costs in Europe. We expect general and administrative expenses to increase in future periods, reflecting growth in operations and increased expenses associated with being a public company and expansion of our international operations.

Amortization of stock-based compensation. Amortization of stock-based compensation decreased from $655,000 in the first nine months of 2001 to $380,000 in the first nine months of 2002. The decrease in the amortization expense is primarily due to the accelerated method of amortization used. We expect amortization of stock-based compensation to decrease in future periods as a result of using the accelerated method of amortization.

Interest Income, Net

     Net interest income decreased from $3.3 million in the first nine months of 2001 to $2.1 million in the first nine months of 2002. The decrease is due to lower interest rates earned by our cash, cash equivalents and marketable securities despite increased balances as of September 30, 2002 as compared to September 30, 2001.

Provision for Income Taxes

     In the first nine months of 2001, our provision for income taxes related only to our wholly-owned subsidiary in the United Kingdom. Our provision for income taxes in the first nine months of 2002 relates to our wholly-owned subsidiaries in the United Kingdom, Japan and Australia as well as domestic state income taxes in several states. Beyond these domestic state income taxes, we did not provide for any other income taxes during the first nine months of 2002 related to our operations in the United States due to the partial utilization of our deferred tax assets that we recorded in prior periods. We expect our effective U.S. tax rate to be less than both the federal and state statutory rates in 2002 due to the continued utilization of our deferred tax assets; however, we expect our provision for income taxes to increase in 2002 as compared to 2001. We expect the provision for income taxes to increase significantly in 2003 to approximate statutory rates. Subsequent to 2003, the provision for income taxes should decrease over time due to benefits derived from lower tax rates associated with foreign income.

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

     As of September 30, 2002, we had cash and cash equivalents of $56.7 million and investments in marketable securities of $71.8 million and an accumulated deficit of $7.5 million.

     Net cash provided by operating activities was $23.2 million in the first nine months of 2002 and $12.1 million in the first nine months of 2001. In the first nine months of 2002, cash provided by operating activities was primarily due to net income from operations and an increase in our subscriptions (which are initially recorded as deferred revenue). In the first nine months of 2001, cash provided by operating activities was primarily due to an increase in our subscriptions (which are initially recorded as deferred revenue). Our operating cash flow and revenue are significantly influenced by subscription renewals, and a decrease in subscription renewals could negatively impact our operating cash flow and revenue.

     Net cash provided by investing activities was $6.5 million in the first nine months of 2002 compared to net cash used in investing activities of $14.8 million in the first nine months of 2001. The increase in cash provided by investing activities in the first nine months of 2002 is primarily due to maturities of marketable securities.

     Net cash provided by financing activities was $3.2 million in the first nine months of 2002 compared to $1.1 million in the first nine months of 2001. Cash provided by financing activities in the first nine months of 2002 and the first nine months of 2001 was due to proceeds received from the exercise of stock options and the issuance of common stock related to the Company’s employee stock option and stock purchase plans.

     At September 30, 2002, existing or future letters of credit totaled $350,000. We have operating lease commitments of $116,000 during the remaining quarter of 2002, $1.2 million in 2003, $1.2 million in 2004, $1.2 million in 2005, $1.2 million in 2006 and $1.3 million in 2007. A significant majority of our operating lease commitments are related to our corporate headquarters lease, which was renewed in April 2002. The lease renewal incentives result in no rent payments in the third and fourth quarters of 2002 and escalating rent payments from 2004 to 2007. The rent expense related to our corporate headquarters lease renewal will be recorded monthly on a straight-line basis in accordance with generally accepted accounting principles.

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

The market for our products is intensely competitive and is likely to become even more so in the future. Our current principal competitors frequently offer their products at a significantly lower price than Websense Enterprise, which has resulted in pricing pressures on sales of our product and potentially could result in the commoditization of EIM products. If we are unable to maintain the current pricing on sales of Websense Enterprise and increase our pricing in the future, our profitability could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of Websense Enterprise to achieve or maintain more widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition. Our current principal competitors include:

•	companies offering network filtering products, such as SurfControl plc, Secure Computing, Symantec Corporation, N2H2 Incorporated, Elron Software, Inc. and 8e6 Technologies; and

•	companies offering network reporting products, such as the WebTrends business acquired by NetIQ in 2001 and Wavecrest Computing.

We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle Employee Internet Management, or EIM, products with their products. We also compete against, and expect increased competition from, anti-virus software developers, traditional network management software developers and Web management service providers. If EIM functions become standard features of Internet-related hardware or software, the demand for Websense Enterprise will decrease. Furthermore, even if Websense Enterprise provides greater functionality and is more effective than the products offered by vendors of Internet-related hardware or software, potential customers might accept this limited functionality in lieu of purchasing Websense Enterprise. In addition, our own indirect sales channels may decide to develop or sell competing products instead of Websense Enterprise. Many of our potential competitors enjoy substantial competitive advantages, such as:

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

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 31% of our total revenue in the first nine months of 2002 and approximately 33% in the first nine months of 2001, although international sales have increased 66% in absolute dollars in the first nine months of 2002 over the first nine months of 2001. As a key component of our business strategy, we intend to expand our international sales but, as evidenced by the recent decline of our international sales as a percentage of our total sales mix, success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

•	dependence on foreign distributors and their sales channels;

•	localization of our Websense Enterprise products and our products’ ability to properly categorize and filter Web sites containing foreign languages;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including tax laws and regulations;

•	foreign currency fluctuations;

•	longer accounts receivable payment cycles and other collection difficulties; and

•	regional economic and political conditions.

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

The market for EIM products continues to emerge, and if we are not successful in promoting awareness of the need for Websense Enterprise and of our Websense brand, our growth may be limited.

Based on our experience with potential customers, we believe that many corporations do not recognize or acknowledge the existence or scope of problems caused by employee misuse of the Internet. In addition, there may be a time-limited opportunity to achieve and maintain a significant share of the market for EIM products due in part to the emerging nature of this market and the substantial resources available to our existing and potential competitors. If employers do not recognize or acknowledge these problems, then the market for Websense Enterprise may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of our Websense brand is critical to achieving widespread acceptance of our existing and future EIM products. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our Websense brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. If we fail to successfully promote our Websense brand, or if our expenses to promote and maintain our Websense brand are greater than anticipated, our results of operations and financial condition could suffer.

Because we recognize revenue from subscriptions for Websense Enterprise ratably over the term of the subscription, downturns in sales may not be immediately reflected in our revenue.

We expect that nearly all of our revenue for the foreseeable future will come from subscriptions to Websense Enterprise. Upon execution of a subscription agreement, we invoice our customers for the full term of the subscription agreement. We then recognize revenue from customers monthly over the terms of their subscription agreements which typically have durations of 12, 24 or 36 months. As a result, a majority of the revenue we report in each quarter is deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of Websense Enterprise.

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

Our indirect sales channels accounted for more than 75% of our revenue in the first nine months of 2002 and for more than 90% of our revenue in the first nine months of 2001. We anticipate that sales from our various indirect sales channels, including value-added resellers, distributors, providers of managed Internet services and others, will continue to account for a significant majority of our total revenue in future periods. None of these parties is obligated to continue selling our products or to make any purchases from us. Our ability to generate increased revenue depends significantly upon the ability and willingness of our indirect sales channels to market and sell our products to organizations worldwide. If they are unsuccessful in their efforts, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. A number of our value-added resellers and distributors have been adversely affected by the current global economic downturn and we believe that their financial difficulties may negatively impact their ability to sell and market Websense Enterprise. Some of our indirect sales channels also market and sell products that compete with Websense Enterprise or may decide to do so in the future. We may not be able to prevent these parties from devoting greater resources to support our competitors’ products and/or eliminating their efforts to sell Websense Enterprise.

We have a history of losses and, because we expect our operating expenses to increase in the future, we may not be able to maintain profitability.

In 2001, we achieved profitability for the first time since 1996. Prior to the third quarter of 2001, we had experienced net losses in each of our previous 21 fiscal quarters, and as of September 30, 2002, we had an accumulated deficit of $7.5 million. We may be unable to maintain profitability unless our revenue continues to increase at a greater rate than our operating expenses. We currently expect our operating expenses to increase substantially, as we, among other things:

•	expand our domestic and international selling and marketing activities;

•	expand our product offerings;

•	increase our research and development efforts to upgrade our existing products and develop new products and technologies;

•	develop and expand our proprietary database and systems;

•	upgrade our operational and financial systems, procedures and controls; and

•	hire additional personnel, including sales and marketing personnel, engineers and other technical staff.

We will need to increase our revenue to maintain profitability. If we fail to increase revenue from subscription fees for Websense Enterprise, we may experience losses in future quarters. If we continue to grow, we also may fail to accurately estimate and assess the associated increase in our operating expenses. If our operating expenses exceed our expectations, our financial performance will be adversely affected.

We are an early-stage company with an unproven business model, which makes it difficult to evaluate our current business and future prospects.

We have only a limited operating history upon which to base an evaluation of our current business and future prospects. We began offering our EIM software in September 1996, but only since May 1998, when we released our first version of Websense Enterprise as a significant enhancement to our original product, have we directed a majority of our focus on this market. We introduced the most recent version of Websense Enterprise in April 2002 and expect to release the next version in the first quarter of 2003. As a result, the revenue and income potential of our business and our market are unproven. In addition, we have very limited historical data with respect to subscription renewals because we sell subscriptions that range from one to three years in length and have been selling Websense Enterprise for five years. Further, because of our limited operating history and because the market for EIM products is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. In making an investment decision with respect to our stock, you should carefully consider the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

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

Intellectual property is critical to our success, and we rely upon trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our Websense brand. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. We currently have no issued patents and may be unable to obtain patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as United States laws, and mechanisms for enforcement of intellectual property rights may be inadequate. As a result our means of protecting our proprietary technology and brands may not be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, including the misappropriation or misuse of the content of our proprietary database of websites. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.

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

The success of Websense Enterprise depends on the breadth and accuracy of our database. Although our database currently catalogs 3.9 million Web sites, it contains only a fraction of the material available on the Internet. In addition, the total number of Web sites is growing rapidly, and we expect this rapid growth rate to continue in the future. Our database and database technologies may not be able to keep pace with the growth in the number of Web sites, especially the growing number of Web sites containing foreign languages. Further, the ongoing evolution of the Internet will require us to continually improve the functionality, features and reliability of our database. Because Websense Enterprise can only manage access to Web sites included in our database, if our database does not contain a meaningful portion of relevant Web sites, the effectiveness of Websense Enterprise will be significantly diminished. Any failure of our database to keep pace with the rapid growth and technological change of the Internet will impair the market acceptance of Websense Enterprise, which in turn will harm our business, results of operations and financial condition.

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

We may need to raise additional funds in the future, which may not be available on acceptable terms or at all and which may cause dilution.

We expect that our operating expenses will increase substantially over at least the next 12 months. In addition, we may experience a material decrease in liquidity due to unforeseen capital requirements or other events and uncertainties. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, if at all. An additional equity financing would reduce the percentage of ownership of our existing stockholders, and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility. Stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our software applications or database, execute on our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, results of operations and financial condition.

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

Because customers rely on Websense Enterprise to provide EIM, any significant defects or errors in our products may result in negative publicity or legal claims. Negative publicity or legal claims could seriously harm our business, results of operations and financial condition. In addition, Websense Enterprise’s capability to report Internet data retrieval requests and the workstations from which they originated may result in negative publicity or legal claims based on potential privacy violations.

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

We do not intend to pay dividends.

We have not declared or paid any cash dividends on our common stock since we have been a publicly-traded company. We currently intend to retain any future cash flows from operations to fund growth and, therefore, do not expect to pay any dividends in the foreseeable future.

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

We are exposed to changes in interest rates primarily from our available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2002. Declines in interest rates over time will, however, reduce our interest income.

We mitigate our foreign currency risks principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of our subsidiaries are kept in the local currencies in which they do business. For the quarter ended September 30, 2002, all of our billings, including those billed by our operations in Ireland, were denominated in our functional currency, which is the U.S. dollar.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to record, process, summarize and report this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, our Chief Executive and Chief Financial Officers have concluded that these controls and procedures are effective.

We also maintain a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization and that transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets. Access to assets is permitted only in accordance with management’s general or specific authorization, and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of our internal controls by our Chief Executive and Chief Financial Officers, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II — Other Information

Item 1. Legal Proceedings

None.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K and S-8

(a)  Exhibits

99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: November 13, 2002	By:	/s/ JOHN B. CARRINGTON
John B. Carrington Chairman of the Board, President, and Chief Executive Officer

Date: November 13, 2002	By:	/s/ DOUGLAS C. WRIDE
Douglas C. Wride Chief Financial Officer

CERTIFICATION

I, John B. Carrington, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Websense, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ JOHN B. CARRINGTON
John B. Carrington President and Chief Executive Officer

CERTIFICATION

I, Douglas C. Wride, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Websense, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ DOUGLAS C. WRIDE
Douglas C. Wride Chief Financial Officer