Form 10-K
period 2002-12-31
WEBSENSE INC
filed 2003-03-28
CIK 1098277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☑    No ☐    (2) Yes ☑    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12(b)-2):    Yes ☑    No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 28, 2002 was approximately $540 million (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq National Market for that date). Shares of Common Stock held by each officer, director and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

     The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 28, 2003 was 21,810,630.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 11, 2003 are incorporated by reference into Part III.

     Certain exhibits filed with the Registrant’s prior registration statements and forms 10-K are incorporated herein by reference into Part IV of this Report.

WEBSENSE, INC.

Form 10-K
For the Fiscal Year Ended December 31, 2002

PART I

Forward Looking Statements

      From time to time we have made and may continue to make “forward looking statements” within the meaning of the federal securities laws. This report on Form 10-K may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. Such statements include but are not limited to statements concerning the following:

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

Item 1.     Business

Overview

      We provide employee Internet management (EIM) products that enable businesses to analyze, report and manage how their employees use computing resources at work, including Internet access. Our primary product, Websense Enterprise®, gives businesses the ability to rapidly implement and configure Internet access policies in support of their efforts to improve employee productivity, conserve network bandwidth, mitigate potential legal liability, and enhance network security. Websense Enterprise also serves as a platform for related new and anticipated future Websense offerings, such as Client Application Manager™ and Bandwidth Optimizer™.

      Our flexible and easy-to-use software applications operate in conjunction with our proprietary Websense Master Database and Premium Group Databases, which are available for daily incremental downloads. These databases are organized into more than 80 categories and encompass more than four million Web sites as of December 31, 2002, representing more than one billion Web pages. Our Website databases are updated with approximately 5,000 newly categorized Web sites each business day using a proprietary process of automated site content assessment and classification with manual verification.

      Websense Enterprise is easy to deploy and use, and requires minimal support by an organization’s information technology department. Our products are integrated with a wide range of network access platforms, including market-leading firewalls, caching appliances, proxy-servers, switches, routers and other network appliances, and can grow with our customers’ needs across multi-location corporations, regional and international offices. We currently operate in one industry segment, as defined by generally accepted accounting principles.

      Our business was incorporated in 1994 as NetPartners Internet Solutions, as a reseller of computer network security products. In 1996, we released Websense Internet Screening System, our first product as a software developer. In 1999, we released Websense Enterprise Version 4, a redesigned version of our software, and changed our name to Websense, Inc. to reflect the shift in our business focus from a value-added reseller of network security products to a developer of EIM software solutions. The newest generation of our EIM software, Websense Enterprise Version 5, was released in March 2003. Our principal offices are located at 10240 Sorrento Valley Road, San Diego, CA 92121.

Industry Background

      As a highly flexible network capable of carrying almost any type of digital traffic, the Internet continues to evolve as a critical business tool and an important communications and commerce platform for enterprises worldwide. As part of their overall business strategies, many organizations are using the Internet to enable business applications that are accessed over their corporate networks. Companies utilize the Internet to optimize their extended supply chains, automate their sales forces, track shipments and communicate with employees, customers, partners and suppliers. Due to the efficiencies, cost-savings and competitive advantages that can be gained by leveraging the Internet, many businesses are continuing to build out their computer networks and information technology infrastructure. In order to accommodate a significant number of simultaneous users and the increasing volume of data transfer associated with enterprise Internet use, many organizations continue to make substantial investments in wide-bandwidth connections such as dedicated T-1 lines, enabling high-speed Internet access.

      The Internet has also become a highly popular consumer medium for communication, entertainment, information and commerce. Market research firm International Data Corp. (IDC) has projected that the number of corporate Internet users worldwide will grow from an estimated 250 million in 2002 to more than 409 million in 2005. This rapid adoption of the Internet has been accompanied by remarkable growth in the number of consumer-oriented content and commerce Web sites and by an expanding assortment of Web-based consumer services. Internet users today have the ability to communicate through e-mail and instant messaging, retrieve news and information from numerous Internet sources, make online purchases of goods and services ranging from books to airline tickets, and otherwise access a broad range of non-business content and commerce Web sites. As the rapid evolution of Web content and technology continues, the amount of data, types of data and size of files traveling across the Internet have also grown. Consumers now access and download large, complex files such as streaming audio and video, MP3 music files, multi-player games and a variety of other new media, all of which consume large amounts of network bandwidth. In addition, consumers — including employees, who have access to broadband connections in their offices — are creating security risks by accessing Web sites that offer free software downloads, pirated software and peer-to-peer applications and may contain mobile malicious code or spyware.

      Internet access at work is fast, convenient and essentially free to employees. According to recent data from Internet research firm ComScore Networks, only approximately 28 percent of people accessing the Internet from home use a high-speed connection, compared to 87 percent at work. Therefore, in general, employees enjoy quicker and relatively unrestricted Internet access from their desktop computers. As a result, many employees use their employers’ Internet connections for recreational “surfing” or personal matters during business hours. However, unmanaged non-business use of company computing and network resources, including Internet access, by employees can result in lost employee productivity, increased network bandwidth consumption, increased network security risks, and potential legal liability. These factors in turn contribute to higher costs for companies that make computing and network resources available to their employees.

      Recent research and news reports widely document the hidden costs of open Internet access in the workplace. This non-business use of the Internet can consume large portions of expensive network bandwidth and decrease employee productivity. According to a recent study we commissioned with Harris Interactive in December 2001, more than 75 percent of mid- to large-sized companies surveyed had reprimanded or disciplined employees for Internet misuse while at work, and nearly half of those companies had terminated employees for inappropriate Internet activity.

      Businesses are increasingly recognizing the problem of personal Internet use in the workplace, and traditionally have attempted to manage or modify employee behavior through written policies. These policies are easily ignored and difficult to enforce. In order to monitor compliance, managers may require their information technology professionals to manually review the log files of Web pages visited that are generated by company servers. This method of employee Internet management is generally cumbersome and time consuming, and often does not provide the company with useful information regarding the actual content or category of Web sites visited. Because this method does not proactively curtail undesirable Internet activity, employers are forced to discipline employee violations after the fact. Such disciplinary actions can be expensive in terms of lost productivity, recruitment costs and possible legal liability.

      To address the problems associated with improper Internet use in the workplace, many businesses have sought products that enable them to proactively manage their employees’ Internet access. Early Internet filtering software for the enterprise was largely derived from products that were originally developed to help parents prevent their children from accessing adult content at home, and used keyword matching and dynamic page review to block content. These products, and other more recent products, lack the ability to meet the needs of growing organizations, cannot operate on multiple network platforms, do not provide the flexibility required by management and can be labor-intensive to deploy, consuming valuable information technology resources. In addition, these applications generally do not operate in conjunction with a comprehensive database that is consistently refreshed. Moreover, many of these products’ databases have typically focused on fewer categories such as sex, violence and inappropriate language, ignoring the emergence of new Web content and the subtleties within categories, such as sex and sex education, for example.

      Workplace management of non-business-related Internet access is an increasingly important priority because of its impact on employee productivity, network bandwidth consumption, network and data security and potential legal liability. Given the necessity of corporate Internet access and consumers’ continuing adoption of the Web as a mass communication, entertainment, information and commerce medium, we believe there is a significant opportunity for an employee Internet management solution that effectively addresses the needs of businesses to manage employee usage. Additionally, although the Web and e-mail are the primary drivers of Internet traffic today, the rapid emergence of Internet-enabled applications creates the need for software that applies management policies to file types, applications, and protocols, as well as Web content. As a result, enterprise requirements for content filtering and reporting tools are expanding to include policy-based bandwidth management and regulation of non-Web applications such as instant messaging, peer- to-peer file exchange tools, interactive games and desktop software applications and executables. These solutions must also be adaptable enough to manage new applications and technologies as they are developed.

Our Employee Internet Management Solutions

      We provide employee Internet management products that enable businesses to analyze, report, and manage how their employees use the Internet. Our primary product is Websense Enterprise, a software and database package that gives business managers the ability to implement customized Internet access policies for different users and groups within the business, and supports an organization’s efforts to improve employee productivity, conserve network bandwidth, enhance network security, and mitigate potential legal liability. The application component of Websense Enterprise allows managers the flexibility to select the types of Internet content they wish to allow, block or defer access to based on the database categories we have defined. Our software enforces these managerial selections by comparing Web site requests with the addresses we have categorized in our database. Websense Enterprise is sold on a subscription basis. The principal benefits of our products include:

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

      Conservation of IT Resources. We believe Websense Enterprise allows organizations to reduce bandwidth consumption by managing personal Internet use and access to Web sites, in particular those which may contain bandwidth-intensive content, such as streaming audio and video, MP3 music files, multi-player games and other new media. Reducing the bandwidth consumed by non-business-related Internet traffic allows an organization to use its network more efficiently and effectively in performing important business tasks. In addition, by limiting access to these types of sites, organizations are able to save valuable network storage space from being cluttered with MP3s, images and other files. This avoids costs arising from the need to buy additional networking equipment and storage servers.

      Enhanced Network and Data Security. Websense Enterprise adds an additional layer of protection to an organization’s network and data security by blocking employee access to security-risk sites such as those containing malicious mobile code or spyware. This allows an organization to proactively reduce the risk of malicious mobile code attacks — such as Web-based worms, viruses, Visual Basic scripts and more — or the inadvertent downloading of spyware applications that send corporate data outside the organization.

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

      In addition to the benefits above, our products provide these key features:

      Access to a Comprehensive Database. We provide access to proprietary databases containing more than four million Web sites, representing more than one billion unique Web pages. Our databases are cataloged into more than 80 different categories to enable organizations to determine the types of Internet content that are appropriate for their workplace culture. We add approximately 5,000 newly categorized Web sites each business day to our databases and make these updates available to our customers for daily incremental downloads, including refreshing the databases to remove inactive links and irrelevant content and to identify changing content and newly emerging sites. To date, more than one million dead links have been eliminated.

      Ability to Customize Employee Internet Access. Websense Enterprise allows organizations to configure specific Internet access policies for various groups, user types or individuals. Through our easy-to-use browser interface, we allow managers to implement Internet access policies with limited investment of information technology resources and personnel. Organizations may choose Internet access options which include blocking Web sites, setting time periods for access, allowing access but generating an exception report, allowing users a specified amount of personal surfing, or deferring access until after work hours.

      Ability to Adapt to our Customers’ Employee Surfing Patterns. We utilize our relationship with our customers to help our software adapt to any company’s evolving employee surfing patterns. We accomplish this with WebCatcher™, a feature by which customers anonymously send uncategorized Web sites visited by their employees to us for review and categorization into the Websense Master Database.

      Premium Group Database Additions for Emerging Web Content. Websense has developed Premium Group database additions that encompass emerging Web content. Premium Group I focuses on productivity management by allowing administrators to manage message boards and clubs, advertisements, freeware/shareware, instant messaging, online brokerage and trading, and pay-to-surf sites. Premium Group II focuses on bandwidth management and features sites relating to Internet radio and TV, peer-to-peer file sharing, personal network storage/backup, Internet telephony and streaming media. Premium Group III focuses on network security by categorizing websites containing malicious mobile code and spyware.

      Ability to Scale and Operate on a Variety of Network Platforms. Our software is designed to have minimal impact on network performance. Websense Enterprise is available on a broad range of network platforms, and can support up to 50,000 users on a single server. Our software works with popular proxy servers, firewalls, cache engines, switches and routers offered by Internet infrastructure providers such as Blue Coat Systems, Check Point, Cisco, Inktomi, Microsoft, Netscreen, Network Appliance, and SonicWALL.

Products And Services

      We develop and market application software and databases for managing employee use of computing resources at work, including access to the Internet. Our products consist of customizable software that references our proprietary databases. Our databases of Web page addresses are organized into more than 80 categories, and are regularly updated and available for incremental daily downloads. In addition to our Web filtering offerings, in March 2003 we introduced two new products that will provide enterprises with additional flexibility in managing employee use of corporate computing resources: Client Application Manager (manages software applications at the desktop) and Bandwidth Optimizer (manages bandwidth consumption on the network). These new products rely on the application framework of the Websense Enterprise platform and additional databases, which categorize file types, applications, and protocols. We plan to continue to introduce and market new products and services based on our Websense Enterprise platform.

      Websense Enterprise. Websense Enterprise is the foundation of our software offerings and includes our proprietary central policy engine and central management console. Websense Enterprise integrates with an organization’s network server, proxy server, switch, router or firewall and is designed to work in networks of virtually any size and configuration. The table below describes the platforms for which we currently offer our Websense Enterprise product.

• 3Com Webcache
• Blue Coat Systems Security Appliances
• Check Point FireWall-1
• Cisco Catalyst 6000 Switches
• Cisco Content Engine
• Cisco PIX Firewall
• Cisco Routers
• Dell PowerApp.cache
• F5 EDGE-FX
• HP ProLiant
• HP Web Cache
• IMimic DataReactor
• InfoLibria DynaCache	• Inktomi Traffic Server
• Lightspeed Total Traffic Control
• Microsoft ISA Server
• Microsoft Proxy Server
• NetScreen
• Network Appliance NetCache
• ServGate
• SLMsoft SecurIT
• SonicWALL Firewall
• Stratacache
• Sun ONE Web Proxy Server (formerly iPlanet)
• Volera Excelerator

      We sell subscriptions to the Websense Enterprise platform and databases based on the number of users to be managed. Additional application modules and enhanced technical support are priced separately. Revenues from sales of subscriptions to Websense Enterprise accounted for 100% of total revenues in 2002, 99% of total revenues in 2001 and 96% of total revenues in 2000.

      Internet Content Management. Websense Enterprise enables employers to proactively analyze, report and manage employee Internet access based on the content of the requested Web site. Our software application gives managers the ability to customize, implement and modify Internet access policies for various groups, user types and individuals. An easy-to-use graphical interface enables business managers to define the categories of Web sites to which access will be managed. The filtering software examines each Internet access request, determines the category of the requested Web site and applies the policies that have been defined by the company. Some examples of management options include:

•	Allow. The request is allowed to proceed, because the organization has chosen not to restrict access to the category applicable to the Web site.

•	Block. The requested Web site is in a category that is not allowed to be accessed according to the policy in effect.

•	Time-based Quotas. Users are allowed a specified amount of personal surfing time within categories that are determined by the administrator. Once the user reaches his or her quota time, he or she is no longer able to access sites in those categories.

•	Defer and Save. The user can bookmark the requested Web site to a personalized AfterWork.com Web page for access at a later time when the organization’s access policy is less restrictive. This Web page can also be accessed from alternative locations, such as from the employee’s home.

•	Continue with Exception Report. The user is reminded about the organization’s Internet usage policy, but can choose to access the requested Web site. Alternatively, the user can save the Web site as described above.

•	Time of Day. Filtering options can be managed by time of day. For example, access to shopping sites could be blocked during business hours and permitted at all other times.

      The Websense Master and Premium Group Databases. We offer extensive and regularly updated databases of Web sites. Our Master and Premium Group databases currently catalog more than four million Web sites, representing approximately one billion Web pages in 44 languages, cataloged into more than 80 categories. Through proprietary techniques that create unique fingerprints of individual Web pages, as well as customer features such as WebCatcher, we add approximately 5,000 newly categorized Web sites, representing approximately 500,000 Web page addresses, per business day to our database and make these updates available for incremental daily downloads. In addition, our database is refreshed daily to remove dead links and irrelevant content and to identify changing content and newly emerging sites.

      The breadth and specificity of Web site categories we have defined provide flexibility in selecting which types of material should be allowed, blocked, deferred or reported. We identify the types of content that we believe employers would deem to be unacceptable, inappropriate or undesirable in a work environment based on input we receive from our customers, and define the categories accordingly. Categories in our databases include the following:

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
  • Reference Materials
• Entertainment
  • MP3
• Gambling
• Games
• Government
  • Military
• Political Groups	• Health
• Illegal/ Questionable
• Information Technology
  • Computer Security Information
  • Hacking
  • Proxy Avoidance Systems
  • Search Engines & Portals
  • URL Translation Sites
  • Web Hosting
• Internet Communication
  • Web Chat
  • Web-based Email
• Job Search
• Militancy/ Extremist
• News & Media
  • Alternative Journals
• Premium Group I
  • Advertisements
  • Freeware/ Software Download
  • Instant Messaging
  • Message Boards & Clubs
  • Online Brokerage & Trading
  • Pay-to-Surf
• Premium Group II
  • Internet Radio & TV
  • Internet Telephony
  • Peer-to-Peer File Sharing
  • Personal Network Storage/ Backup
• Streaming Media

• Premium Group III
  • Malicious Web Sites
  • Spyware
• Racism/ Hate
• Religion
  • Non-Traditional Religions
  • Traditional Religions
• Shopping
  • Internet Auctions
  • Real Estate
• Social Organizations
  • Professional and Worker Organizations
  • Service and Philanthropic Organizations
  • Social and Affiliation Organizations
• Society & Lifestyles
  • Alcohol/ Tobacco
  • Gay & Lesbian Issues
  • Hobbies
  • Personal Web Sites
  • Personals/ Dating
• Restaurants & Dining	• Special Events • Sports • Sport Hunting/ Gun Clubs • Tasteless • Travel • User-Defined • Vehicles • Violence • Weapons

      Websense Reporter. Websense Reporter™ is a reporting application that is offered with Websense Enterprise. This application assists managers in analyzing Internet use within their organizations. Websense Reporter can generate more than 60 tabular and graphical reports based on an organization’s Internet use. It analyzes information from Internet monitoring logs and builds visual charts in a variety of formats for easy distribution to and interpretation by managers. Websense Reporter enables managers to identify useful information, including summaries of categories of Web sites visited, requests to all destinations and details regarding individual destination requests.

      Client Application Manager. Client Application Manager allows customers to implement management policies, such as block, allow or defer, for usage of software applications and other executables on desktop computers, by application type, by user type, or by individual user. Our Client Application Manager database currently consists of more than 70,000 software applications and other executables. We are expanding this database as well as adapting the database to actual employee computing patterns through the use of AppCatcher™, a feature by which customers anonymously send uncategorized applications and other executables launched by their employees to us for review and categorization into our Client Application Manager database.

      Bandwidth Optimizer. Bandwidth Optimizer allows customers to dynamically manage network traffic by prioritizing business and non-business related traffic flows. Customers can apply management policies based on content category, protocols, user, group or network segment. Bandwidth Optimizer relies on the central policy engine in the Websense Enterprise platform, a network agent that monitors network traffic and databases of protocols, file types and content categories.

      Websense Explorer. Expected to be released in the second quarter of 2003, Websense ExplorerTM will be a dynamic, Web-based reporting tool designed to provide non-technical users with easy access to trend and risk data associated with Internet access. Designed to provide more detail than traditional summary level metrics, such as usage by user, category, or time of day, Websense Explorer allows the user to drill down within the collected data to provide a multitude of user-defined information views.

Customers

      Our more than 18,100 customers range from companies with as few as 100 employees to members of the Global 1000 to government agencies and educational institutions. In total, these customers have subscribed to approximately 13.8 million seats. No customer accounted for more than 10% of our total revenues in 2002, 2001 or 2000.

Sales, Marketing and Distribution

      Sales. We sell our products and services through both indirect and direct channels. For 2002, indirect channel sales comprised more than 75% of total revenues, while direct sales to customers accounted for the remainder of our revenues. In the United States, we typically sell our products through a network of more than 950 value added resellers. Internationally, we sell our products through a multi-tiered distribution network of more than 150 distributors and resellers in over 80 countries.

      Our channel sales efforts are coordinated worldwide through a sales team of approximately 80 individuals. Customers that buy direct from us are typically large organizations that prefer a direct relationship with us.

      In 2002, we generated approximately 32% of our total revenue from customers outside of the United States. Revenue generated in the United Kingdom represented approximately 8% of our total revenues and revenue generated in Japan represented approximately 5% of our total revenues. We expect international markets to provide increased opportunities for our products in the future. Our current international efforts are focused on expanding our indirect sales channels in Asia/ Pacific, Europe, Latin America and Australia. Our continuing reliance on sales in international markets exposes us to risks attendant to foreign sales. See “Item 7. Risks and Uncertainties — Sales to customers outside the United States have accounted for a significant portion of our revenue, and we expect this trend to continue, which exposes us to risks inherent in international sales.”

      Marketing. Our marketing strategy is to raise awareness of the potential problems associated with unmanaged employee use of corporate computing resources, generate qualified sales leads for our channel partners, build our brand awareness and increase recognition of Websense as a provider of employee Internet management solutions.

      Our marketing efforts are targeted toward operational executives and decision makers within businesses, including information technology professionals, chief executives, upper level management and human resource personnel. We actively manage our public relations programs, communicating directly with technology professionals and the media, in an effort to promote greater awareness of the growing problems caused by employee misuse of the Internet and other computing resources at work. We also provide free trials of Websense Enterprise to potential customers and channel partners, typically for 30-day periods. Our additional marketing initiatives include:

•	advertising in high-technology trade magazines, management journals and other business oriented periodicals;

•	participation in and sponsorship of trade shows and industry events;

•	hosting regional and international seminars and training sessions for our reseller partners;

•	cooperative marketing efforts with our Internet infrastructure partners including Web link exchanges, joint press announcements, joint trade show activities, channel marketing campaigns, road shows and seminars; and

•	use of our Web site to communicate with our indirect sales channels and provide product and company information to interested parties.

Customer Service, Training and Support

      We believe that superior customer support is critical to retaining and expanding our customer base. Our technical support group provides dependable and timely resolution of customer technical inquiries and is available to customers by telephone, e-mail and over the Web. Our training services group delivers education, training and pre-sales support to our customers. We also offer online training to our customers and resellers to provide them with the knowledge and skills to successfully deploy, use and maintain our products. Our customer service team is responsible for handling general customer inquiries, answering questions about the ordering process, updating and maintaining customer account information, investigating the status of orders and payments, as well as processing customer orders. In addition, our customer service team proactively updates customers on a variety of topics, including release dates of new products and updates to existing products.

Research and Development

      We have invested significant time and resources in creating a structured process for undertaking product and database development projects. Our research and development department is divided into several groups, which include database production, software development, quality assurance and documentation. Individuals are grouped along product lines and work as part of cross-disciplined teams designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. Research and development expenses totaled $11.0 million in 2002, $7.6 million in 2001 and $6.3 million in 2000.

Technology

      Software Architecture. Websense Enterprise is a server-based system designed to function in networks of virtually any size and configuration. Websense Enterprise is composed of a system of analyzing, reporting and management applications integrated in a proprietary central policy engine. It is designed to accommodate network growth without impairing performance or requiring major infrastructure modifications and can scale to support networks of up to 50,000 users on a single server. Websense Enterprise integrates with major firewalls, proxy servers, caching engines, network switches and routers. We have designed our products to run on multiple network platforms and in multiple locations. With the introduction of Websense Enterprise Version 5 in March 2003, the server-based platform has been augmented with agents at the desktop and on the network that now allow customers to manage applications, protocols, and network bandwidth, as well as Web site access.

      Database Content Analysis and Updating. We use a process of automated content assessment and classification with manual verification to gather and classify new Web sites for our database. Our automated search technology uses Java-based tools and proprietary pattern recognition systems to automatically search the Internet to identify and catalog Web sites into one of our more than 80 database categories. Additionally, the optional WebCatcher and AppCatcher features of Websense Enterprise collect unrecognized sites and desktop software applications from customers and returns them to us for review and categorization.

Competition

      The market for our products is fragmented, highly and increasingly competitive, quickly evolving and subject to rapid technological change. Increased competition may result in reduced market acceptance of our products, pricing pressure and reduced gross margins, any of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. Our current principal competitors include:

•	companies offering network filtering products, such as SurfControl plc, Secure Computing, Symantec Corporation, N2H2 Incorporated, 8e6 Technologies, Webwasher and Elron Software, Inc.; and

•	companies offering network reporting products, such as NetIQ and Wavecrest Computing.

      We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle employee Internet management or other competitive products with their offerings. We compete against and expect increased competition from anti-virus software developers, traditional network management software developers and Web management service providers. We may face new competition from companies offering quality of service solutions, such as Packeteer, and companies with a direct presence on computer desktops, such as Microsoft, as we introduce new products, such as the Client Application Manager and Bandwidth Optimizer. Many of

our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing or other resources than we do. They may have significantly greater name recognition, established marketing relationships and access to a larger installed base of customers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the functionality of their products to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

      We believe that the principal competitive factors in the market for our products include:

•	a product’s ability to scale and support the requirements of complex networks;

•	quality of a large and professionally maintained category database;

•	breadth of product line, giving customers a number of implementation choices;

•	depth of monitoring, reporting and analysis capabilities;

•	capacity to integrate with key network providers;

•	quality of customer support; and

•	price and payment methods.

Intellectual Property Rights

      Our intellectual property rights are important to our business. We rely on a combination of trademark, copyright, patent and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and Websense brand. We have registered our Websense trademark in the United States, Japan, the European Union, Canada, Australia, China, Switzerland, Norway, Mexico, Colombia and Turkey. We have also registered the Websense Enterprise trademark in the United States, Japan, Canada, Australia and China. In addition, we have registrations for the Websense trademark pending in several other countries. Effective trademark protection may not be available in every country where our products are available.

      We currently have five patent applications pending in the United States and eight pending international patent applications that seek to protect our proprietary database and filtering technologies. We do not have any issued patents and our pending patent applications may not result in issued patents.

      Our policy is to enter into confidentiality and invention assignment agreements with all employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. These protections, however, may not be adequate to protect our intellectual property rights.

Employees

      As of February 28, 2003, we had 329 employees. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Web Site Access to SEC Filings

      We maintain an Internet website at www.websense.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Executive Officers

      Our executive officers and their ages as of February 28, 2003 are as follows:

Name	Age	Position(s)

John B. Carrington	59	Chairman of the Board and Chief Executive Officer
Curtis H. Staker	43	President
Douglas C. Wride	49	Chief Financial Officer
Harold M. Kester	56	Chief Technology Officer
Karen V. Goodrum	45	Vice President of Finance and Administration
Ronald B. Hegli	42	Vice President of Engineering
Andrew Meyer	45	Vice President of Marketing
Michael A. Newman	33	Vice President & General Counsel
Kian Saneii	38	Vice President of Business Development

      John B. Carrington has served as our Chief Executive Officer since May 1999 and has served as a Director and our Chairman since June 1999. Mr. Carrington also served as our President from May 1999 to January 2003. Prior to joining Websense, Mr. Carrington was Chairman, President and Chief Executive Officer of Artios, Inc., a provider of hardware and software design solutions to companies in the packaging industry, from August 1996 until it was acquired by BARCO n.a. in December 1998. From September 1991 to October 1995, Mr. Carrington was President and Chief Executive Officer of Digitalk, Inc., a software development tools company, which was merged to form ParcPlace-Digitalk, Inc. He received his B.S. in Business Administration from the University of Texas.

      Curtis H. Staker has served as our President since January 2003. Prior to that, he had served as our Executive Vice President of Worldwide Sales since February 2001. Prior to joining us, Mr. Staker was with Structural Dynamics Research Corporation (SDRC) from July 1989 to February 2001 serving in a variety of management positions, including Vice President and General Manager of Americas Operations (North and South America regions) and Vice President and General Manager of Asia-Pacific Operations. SDRC, a provider of e-business collaboration solutions, is now owned by Electronic Data Systems (EDS). Mr. Staker began his career as an engineer for Caterpillar Tractor Co. after receiving his B.S. in Mechanical Engineering from Bradley University.

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

      Michael A. Newman has served as our Vice President & General Counsel since September 2002. From April 1999 to September 2002, he served in various capacities in the legal department of Gateway, Inc., a publicly-traded PC manufacturer, most recently as Senior Staff Counsel, Securities, Finance and Corporate Development. From February 1996 to April 1999, he practiced as an attorney in the San Diego office of Cooley Godward, LLP, a law firm specializing in the representation of high-growth information technology and life sciences companies. Mr. Newman received his B.S. in Business Administration from Georgetown University, and a J.D. from Harvard Law School.

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

      Our corporate headquarters and principal offices are located in San Diego, California, where we lease approximately 65,000 square feet. This lease expires in December 2007, with an option to extend the lease for an additional five years. We believe that our current space is adequate for our current and identified future needs. We lease office space in the UK, Ireland, Japan and France in executive suite arrangements on an annual basis.

Item 3.	Legal Proceedings

      We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year-ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our Common Stock is traded on the Nasdaq National Market under the symbol “WBSN.” The following table sets forth the range of high and low closing prices on the Nasdaq National Market of our Common Stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2002
First Quarter	$34.03	$22.41
Second Quarter	30.09	21.51
Third Quarter	25.37	11.19
Fourth Quarter	27.41	10.84
Year Ended December 31, 2001
First Quarter	16.42	7.69
Second Quarter	20.00	9.09
Third Quarter	19.19	9.99
Fourth Quarter	33.60	10.54

      To date, we have neither declared nor paid any dividends on the Common Stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on the Common Stock in the foreseeable future. As of February 28, 2003, there were approximately 5,500 holders of record of the Common Stock.

Use of Proceeds

      On March 28, 2000, we completed our initial public offering for the sale of 4,000,000 shares of common stock at a price to the public of $18 per share, which resulted in net proceeds of $65.7 million after payment of the underwriters’ commissions and deductions of offering expenses. The registration statement (No. 333-95619) relating to our initial public offering was declared effective on March 28, 2000. Subsequent to our initial public offering, a portion of the offering proceeds were used to repay the $1.5 million balance of our fixed term loan agreements with financial institutions. The remaining proceeds have conformed with our intended use outlined in the prospectus related to such offering. We currently have approximately $64.2 million remaining from our IPO proceeds.

Item 6.	Selected Financial Data

      You should read the following selected financial data in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. We derived the statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001 from our financial statements audited by Ernst & Young LLP, which appear elsewhere in this report. We derived the statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998 from our financial statements audited by Ernst & Young LLP, which are not included in this annual report. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except for per share data)
Statement of Operations Data:
Revenues	$60,965	$35,893	$17,441	$8,647	$6,919
Cost of revenues	4,170	3,602	2,707	2,275	4,460

Gross margin	56,795	32,291	14,734	6,372	2,459
Operating expenses:
Selling and marketing	26,201	19,707	12,726	6,311	4,597
Research and development	10,957	7,642	6,287	3,913	1,789
General and administrative	5,960	5,358	3,491	3,805	1,715
Amortization of stock-based compensation	448	860	1,938	1,822	—

Total operating expenses	43,566	33,567	24,442	15,851	8,101

Income (loss) from operations	13,229	(1,276)	(9,708)	(9,479)	(5,642)
Other income, net	2,711	4,500	3,761	225	33

Income (loss) before income taxes	15,940	3,224	(5,947)	(9,254)	(5,609)

Provision for income taxes	(797)	108	—	—	—

Net income (loss)	$16,737	$3,116	$(5,947)	$(9,254)	$(5,609)

Net income (loss) per share:
Basic	$0.79	$0.16	$(0.35)	$(1.25)	$(0.80)

Diluted	$0.72	$0.14	$(0.35)	$(1.25)	$(0.80)

Weighted average shares — basic	21,211	20,082	16,882	7,403	7,000

Weighted average shares — diluted	23,338	22,780	16,882	7,403	7,000

	As of December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$61,713	$23,715	$13,106	$10,735	$1,753
Investments in marketable securities	78,753	79,393	68,153	—	—
Working capital (deficit)	114,459	79,846	69,019	5,222	(377)
Total assets	180,188	119,812	92,454	16,756	4,355
Deferred revenue	64,679	43,478	24,487	11,593	4,236
Debt	—	—	—	1,497	496
Total stockholders’ equity (deficit)	106,711	70,680	64,064	1,642	(1,217)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report. See “Risks and Uncertainties” regarding certain factors known to us that could cause reported financial information not to be necessarily indicative of future results.

Forward Looking Statements

      From time to time we have made and may continue to make “forward looking statements” within the meaning of the federal securities laws. This report on Form 10-K may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. Such statements include but are not limited to statements concerning the following:

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

Overview

      We provide Employee Internet Management, or EIM, solutions that enable businesses to analyze, report and manage how their employees use computing resources at work, including the Internet. Our primary product, Websense Enterprise, gives businesses the ability to rapidly implement and configure Internet access policies in support of their efforts to improve employee productivity, conserve network bandwidth, mitigate potential legal liability and enhance network security. In 1996, we released our first software product, Websense Internet Screening System, and since that time, we have focused our business on developing and selling EIM solutions. In December 1999, we released Websense Enterprise Version 4, which was sold through fiscal year 2002. We launched the next generation of Websense software — Websense Enterprise Version 5 — in March 2003, including enhanced EIM capabilities and new network and application management technology such as Client Application Manager and Bandwidth Optimizer. We currently derive nearly all of our revenue from subscriptions to the Websense Enterprise solution and expect this trend to continue in the future as more offerings are added to the Websense Enterprise platform.

      During 2002, we derived approximately 32% of revenue from international sales compared with approximately 35% for 2001. Despite the decline year-over-year as a percentage of total revenue, international sales increased 55% in 2002 and we believe international markets represent a significant growth opportunity and are continuing to expand our international operations, particularly in selected countries in the European and Asia/ Pacific markets.

      We currently sell Websense Enterprise through both indirect and direct channels; however, sales through indirect channels currently account for more than 75% of our revenue and our strategy is to continue to rely on indirect sales channels for a significant majority of our sales.

      As described below, we recognize revenue from subscriptions to Websense Enterprise on a monthly straight-line basis over the term of the subscription. We recognize the operating expenses related to these sales as they are incurred. These operating expenses include commissions relating to the sale of new subscriptions, which are based on the total amount of the subscription contract and are fully expensed in the period the product is delivered. Operating expenses have continued to increase as compared with prior periods due to expanded selling and marketing efforts, continued product research and development and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in subsequent periods.

Critical Accounting Policies

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      Revenue Recognition. When a purchase decision is made, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. We promptly invoice customers for the full amount of their subscriptions at the time a subscription is activated. Payment is due for the full term of the subscription generally within 30 days of the invoice. We recognize revenue on a monthly straight-line basis over the term of the subscription agreement. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers who wish to re-subscribe typically must do so at then current rates to continue using Websense Enterprise. Our revenue is significantly influenced by subscription renewals, and a decrease in subscription renewals amounts could negatively impact our revenue.

      Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Deferred Tax Assets. As required by Statement of Financial Accounting Standards No. 109 (“FAS 109”), we recognize tax assets on the balance sheet if it is “more likely than not” that they will be realized on future tax returns. At December 31, 2001, we had provided a full valuation allowance against accumulated deferred tax assets of $14.3 million, reflecting the uncertainty associated with our future profitability. During 2002, we reassessed the valuation allowance previously established against U.S. deferred tax assets. Factors considered by us included: our earnings history, projected earnings based on current operations, and projected future taxable income in excess of stock option deductions. Based on this evidence, we concluded that it is more likely than not that the U.S. deferred tax assets would be realized. Accordingly, we released the full valuation allowance of $14.3 million, which resulted in an income tax benefit of approximately $9.3 million. The remaining $5.0 million was credited to additional paid-in capital as it related to the tax benefit of stock option deductions. However, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination was made. As of December 31, 2002, we had $15.4 million in deferred tax assets. See Note 9 of Notes to the Consolidated Financial Statements for an explanation of our deferred tax assets.

Results of Operations

      The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Years ended
	December 31,

	2002	2001	2000

Revenues	100%	100%	100%
Cost of revenues	7%	10%	16%

Gross margin	93%	90%	84%
Operating expenses:
Selling and marketing	43%	55%	73%
Research and development	18%	21%	36%
General and administrative	9%	15%	20%
Amortization of stock-based compensation	1%	2%	11%

Total operating expenses	71%	93%	140%

Income (loss) from operations	22%	(3%)	(56%)
Other income, net	4%	12%	22%

Income (loss) before income taxes	26%	9%	(34%)
Provision (benefit) for income taxes	(1%)	0%	0%

Net income (loss)	27%	9%	(34%)

  Years ended December 31, 2002 and 2001

  Revenue

      Revenue increased from $35.9 million in 2001 to $61.0 million in 2002. This increase was primarily a result of the addition of new customers. Approximately 53% of subscription revenue recognized in 2002 was derived from sales to first-time customers, who initially purchased one-, two-, or three-year subscriptions to Websense Enterprise in 2002 or prior years. The remaining 47% of subscription revenue was generated from renewal business with existing customers. We expect revenue to grow at a slower rate in 2003 than we did in 2002, principally as a result of the larger revenue base at year-end 2002 compared with year-end 2001 and declining global economic factors.

  Cost of Revenue

      Cost of revenue consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenue increased from $3.6 million in 2001 to $4.2 million in 2002. The increase was primarily due to the costs associated with additional personnel in our technical support group. We expect cost of revenue to increase in the future as we support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue decreased from 10% in 2001 to 7% in 2002. This decrease was primarily due to benefits derived from the automation of database search and support processes as well as the leveraging of database and technical support costs over a larger revenue base. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

  Gross Margin

      Gross margin increased from $32.3 million in 2001 to $56.8 million in 2002. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin increased from 90% in 2001 to 93% in 2002. This increase was primarily due to benefits derived from the automation of database search and support processes as well as the leveraging of database and technical support costs over a larger revenue base. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

  Operating Expenses

      Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, investor relations, advertising, promotions and travel as well as allocated facilities costs and depreciation expenses. Selling and marketing expenses increased from $19.7 million in 2001 to $26.2 million in 2002. The increase in selling and marketing expenses of $6.5 million was primarily due to increased headcount costs and increased advertising and promotional activities in North America, Europe and Asia. We expect selling and marketing expenses to increase in the future as more personnel are added to support our expanding selling and marketing efforts worldwide.

      Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, allocated facilities costs and equipment depreciation. Research and development expenses increased from $7.6 million in 2001 to $11.0 million in 2002. The increase of $3.4 million in research and development expenses was primarily a result of personnel and consultants added since 2001 to support our expanded list of technology partners, enhancements of Websense Enterprise, including the development of Websense Enterprise Version 5, and additional products. We expect research and development expenses to increase in the future, as more personnel are added to support additional technology partners, enhancements of Websense Enterprise and expansion of our product offerings.

      General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, human resources and administrative personnel, third party professional service fees and allocated facilities and depreciation expenses. General and administrative expenses increased from $5.4 million in 2001 to $6.0 million in 2002. The $0.6 million increase in general and administrative expenses in 2002 is primarily due to the addition of personnel to support our growing operations, both domestically and internationally, higher state sales tax expenses, higher foreign income tax consulting expenses, as well as higher infrastructure costs in Europe. We expect general and administrative expenses to increase in future periods, reflecting growth in operations and increasing expenses associated with being a public company and expansion of our international operations.

      Amortization of stock-based compensation. Amortization of stock-based compensation decreased from $860,000 in 2001 to $448,000 in 2002. The decrease in the amortization expense in 2002 is primarily resulting from the accelerated method of amortization used that resulted in higher expense in 2001 as compared with 2002. We expect amortization of stock-based compensation to decrease in future periods as a result of using the accelerated method of amortization.

  Other Income, Net

      Net other income decreased from $4.5 million in 2001 to $2.7 million in 2002. The decrease is due primarily to lower interest income due to lower interest rates earned by our cash, cash equivalents and marketable securities despite increased balances as of December 31, 2002 as compared with December 31, 2001.

  Provision for Income Taxes

      In 2001, provision for income taxes of $108,000 related to our wholly-owned subsidiary in the United Kingdom. During 2002, we recorded an income tax benefit of $797,000, primarily attributable to the release of the valuation allowance against our deferred tax assets. Our 2002 provision for income taxes includes income taxes related to our wholly-owned subsidiaries in the United Kingdom, Japan and Australia as well as several domestic state income taxes. The release of our valuation allowance offset these taxes as well as the provision for federal and California income taxes. The result was a net benefit of $797,000 and an effective benefit rate of 5% for 2002.

      We expect an effective tax rate of 40% in 2003 as a result of the full utilization of our deferred tax assets in 2002. Subsequent to 2003, we anticipate that our effective tax rate may decrease over time due to benefits derived from lower tax rates associated with foreign income.

  Years ended December 31, 2001 and 2000

  Revenue

      Revenue increased from $17.4 million in 2000 to $35.9 million in 2001. This increase was primarily a result of the addition of new customers. Approximately 66% of subscription revenue recognized in 2001 was derived from sales to first-time customers, who initially purchased one-, two-, or three-year subscriptions to Websense Enterprise in 2001 or prior years. The remaining 34% of subscription revenue was generated from renewal business with existing customers.

  Cost of Revenue

      Cost of revenue increased from $2.7 million in 2000 to $3.6 million in 2001. This increase was primarily due to the costs associated with additional personnel in our database and technical support groups. Cost of revenue as a percentage of revenue decreased to 10% in 2001 from 16% in 2000. The decrease in the percentage of revenue was due to the increase in revenue and economies of scale achieved relative to the associated costs.

  Gross Margin

      Gross margin increased from $14.7 million in 2000 to $32.3 million in 2001. The increase was primarily due to increased revenue and, to a lesser extent, the leveraging of database and technical support costs over a larger revenue base.

  Operating Expenses

      Selling and marketing. Selling and marketing expenses increased from $12.7 million in 2000 to $19.7 million in 2001. The increase in selling and marketing expenses in 2001 of $7.0 million was primarily due to increased headcount costs, increased commission expenses resulting from increased sales of pre-paid subscriptions (also referred to as billings), and increased advertising and promotional activities in North America, Europe and Asia Pacific.

      Research and development. Research and development expenses increased from $6.3 million in 2000 to $7.6 million in 2001. The increase of $1.3 million in research and development expenses was primarily a result of personnel added in 2001 to support our expanding list of technology partners as well as the growing feature set of Websense Enterprise.

      General and administrative. General and administrative expenses increased from $3.5 million in 2000 to $5.4 million in 2001. The $1.9 million increase in general and administrative expenses in 2001 was primarily due to increased professional service fees, increased personnel and facility costs related to our wholly-owned subsidiary in the United Kingdom, increased third-party administrative and accounting costs related to our wholly-owned international subsidiaries, and also included increased compensation costs for our executive officers, increased insurance premiums, increased bad debt expense and other increased costs associated with being a public company.

      Amortization of stock-based compensation. Amortization of stock-based compensation decreased from $1.9 million in 2000 to $860,000 in 2001. The decrease in the amortization expense in 2001 was primarily due to the accelerated method of amortization used that resulted in higher expense in 2000 as compared with 2001.

  Other Income, Net

      Net other income increased from $3.8 million in 2000 to $4.5 million in 2001. The increase was due primarily to higher interest income. The higher interest income was driven by larger invested balances resulting from the interest earned on the net proceeds from our initial public offering, which closed in March 2000 (net proceeds were invested for 12 months in 2001 as compared with 9 months in 2000), as well as investment of our positive operating cash flow.

  Provision for Income Taxes

      In 2000, there was no provision for income taxes. During 2001, we incurred estimated income taxes of $108,000 related to our wholly-owned subsidiary in the United Kingdom. We did not incur income taxes related to our operations in the United States due to the utilization of our deferred tax assets that we recorded in prior periods.

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

      As of December 31, 2002, we had cash and cash equivalents of $61.7 million and investments in marketable securities of $78.8 million and an accumulated deficit of $957,000.

      Net cash provided by operating activities was $33.6 million in 2002 compared with $20.8 million in 2001 and $7.7 million in 2000. In 2002, cash provided by operating activities was primarily due to an increase in net income, which includes interest earnings on our invested cash, and an increase in our subscriptions (which are initially recorded as deferred revenue). In 2001 and 2000, cash provided by operating activities was primarily due to an increase in our subscriptions and interest earnings on our invested cash. Our operating cash flow and revenue are significantly influenced by subscription renewals, and a decrease in subscription renewals would negatively impact our operating cash flow and revenue.

      Net cash used in investing activities was $1.1 million in 2002 compared with $12.8 million in 2001 and $70.2 million in 2000. The relative decrease in cash used in investing activities in 2002 is primarily due to maturities of marketable securities exceeding purchases of marketable securities. The relative decrease in cash used in investing activities in 2001 is primarily due to purchases of marketable securities mainly using positive operating cash flow whereas we utilized the proceeds of our initial public offering in March 2000 as well as positive operating cash flow to purchase marketable securities during 2000.

      Net cash provided by financing activities was $5.5 million in 2002 compared with $2.6 million in 2001 and $64.9 million in 2000. Cash provided by financing activities in 2002 and 2001 was primarily due to proceeds received from the exercise of stock options as well as the issuance of common stock pursuant to our employee stock purchase plan. Cash provided by financing activities in 2000 was primarily due to net proceeds of $65.7 million from the completion in March 2000 of our initial public offering, reduced by the $1.5 million repayment of our outstanding equipment financing notes payable in the second quarter of 2000.

      At December 31, 2002, existing or future letters of credit totaled $64,000. We have operating lease commitments of $1.1 million in 2003, $1.2 million in 2004, $1.2 million in 2005, $1.2 million in 2006 and $1.3 million in 2007. A significant majority of our operating lease commitments are related to our corporate headquarters lease, which was renewed in April 2002. The lease renewal incentives resulted in no rent payments in the third and fourth quarters of 2002 and escalating rent payments from 2004 to 2007. The rent expense related to our corporate headquarters lease renewal will be recorded monthly on a straight-line basis in accordance with generally accepted accounting principles.

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

  Summarized Quarterly Data (Unaudited)

      The following tables present unaudited quarterly financial information for the eight quarters ended December 31, 2002. We believe this information reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	(In thousands, except per share data)
2002
Net revenue	$13,035	$14,550	$16,005	$17,375
Gross margin	12,102	13,489	14,924	16,280
Income from operations	2,029	3,119	3,653	4,428

Net income	$2,656	$3,546	$4,038	$6,497

Basic income per share(1)	$0.13	$0.17	$0.19	$0.30

Diluted income per share(1)	$0.11	$0.15	$0.18	$0.28

2001
Net revenue	$6,861	$8,203	$9,549	$11,280
Gross margin	6,044	7,366	8,638	10,243
Income (loss) from operations	(1,458)	(1,224)	845	561

Net income (loss)	$(387)	$(13)	$1,873	$1,643

Basic income (loss) per share(1)	$(0.02)	$(0.00)	$0.09	$0.08

Diluted income (loss) per share(1)	$(0.02)	$(0.00)	$0.08	$0.07

(1)	Basic and diluted net income (loss) per share computations for each quarter are independent and may not add up to the net loss per share computation for the respective year. See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the determination of basic and diluted net loss per share.

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

      Substantially all of our revenue comes from subscriptions to Websense Enterprise and we expect this trend will continue for the foreseeable future. As a result, if for any reason revenue from Websense Enterprise declines or does not grow as rapidly as we anticipate, our operating results and our business will be significantly impaired. If Websense Enterprise fails to meet the needs of our existing and target customers, or if it does not compare favorably in price and performance to competing products, our growth will be limited. Many of our competitors are seeking to compete with us by aggressively reducing the price of their products. Websense Enterprise may not achieve continued market acceptance. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of Websense Enterprise, including Websense Enterprise Version 5 which was released in March 2003 and add-on application modules such as Client Application Manager and Bandwidth Optimizer. We may not be successful in achieving market acceptance of any new products that we develop or of enhanced versions of Websense Enterprise. Any failure or delay in diversifying our existing offerings could harm our business, results of operations and financial condition.

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

      Our future success also depends on our ability to sell further subscriptions to existing customers in order to add additional seats within their respective organizations. As a result, to increase our revenue we must sell our existing customers additional subscriptions for Websense Enterprise to get greater coverage of their workforces. This may require increasingly costly sales efforts targeting senior management and other management personnel associated with our customers’ Internet infrastructure.

We face increasing competition, which has placed pressure on our pricing and which could prevent us from increasing revenue or maintaining profitability. In addition, we may face competition from better-established companies that have significantly greater resources.

      The market for our products is intensely competitive and is likely to become even more so in the future. Our current principal competitors frequently offer their products at a significantly lower price than Websense Enterprise, which has resulted in pricing pressures on sales of our product and potentially could result in the commoditization of employee Internet management, or EIM, products. If we are unable to maintain the current pricing on sales of Websense Enterprise or increase our pricing in the future, our profitability could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of Websense Enterprise to achieve or maintain more widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition. Our current principal competitors include:

•	companies offering network filtering products, such as SurfControl plc, Secure Computing, Symantec Corporation, N2H2 Incorporated, 8e6 Technologies, Webwasher and Elron Software, Inc.; and

•	companies offering network reporting products, such as NetIQ and Wavecrest Computing.

      We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle EIM or other competitive products with their products. We compete against, and expect increased competition from, anti-virus software developers, traditional network management software developers and Web management service providers. As we introduce new products, such as Client Application Manager and Bandwidth Optimizer, we may face new competition from companies offering quality of service solutions (such as Packeteer) and companies with a direct presence on computer desktops (such as Microsoft). If EIM functions become standard features of Internet-related hardware or software, the demand for Websense Enterprise will decrease. Furthermore, even if Websense Enterprise provides greater functionality and is more effective than certain other competitive products, potential customers might accept this limited functionality in lieu of purchasing Websense Enterprise. In addition, our own indirect sales channels may decide to develop or sell competing products instead of Websense Enterprise. Many of our potential competitors enjoy substantial competitive advantages, such as:

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

      We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 32% of our total revenue in 2002 and approximately 35% in 2001, although international sales increased 35% in absolute dollars in 2002 compared with 2001. As a key component of our business strategy, we intend to expand our international sales but, as evidenced by the recent decline of our international sales as a percentage of our total sales mix, success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

The market for our products continues to emerge, and if we are not successful in promoting awareness of the need for Websense Enterprise and of our Websense brand, our growth may be limited.

      Based on our experience with potential customers, we believe that many corporations do not recognize or acknowledge the existence or scope of problems caused by employee misuse of the Internet or of their computers. In addition, there may be a time-limited opportunity to achieve and maintain a significant share of the market for EIM and our other products due in part to the emerging nature of these markets and the substantial resources available to our existing and potential competitors. If employers do not recognize or acknowledge these problems, then the market for Websense Enterprise may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of our Websense brand is critical to achieving widespread acceptance of our existing and future products. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our Websense brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. If we fail to successfully promote our Websense brand, or if our expenses to promote and maintain our Websense brand are greater than anticipated, our results of operations and financial condition could suffer.

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

      Our quarterly operating results have varied significantly in the past, and will likely vary in the future primarily as the result of fluctuations in our billings, revenues and operating expenses. We expect that our operating expenses will increase substantially in the future as we expand our selling and marketing activities, increase our research and development efforts and hire additional personnel. In addition, our operating expenses historically have fluctuated, and may continue to fluctuate in the future, as the result of the factors described below and elsewhere in this quarterly report:

•	concentration of marketing expenses for activities such as trade shows and advertising campaigns;

•	concentration of general and administrative expenses, such as recruiting expenses and professional services fees;

•	concentration of research and development costs; and

•	concentration of expenses associated with commissions paid on sales of subscriptions to Websense Enterprise.

      As a result, our results of operations may not meet the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

      The market price of our common stock has been and likely will continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•	announcements of technological innovations or new products or services by our competitors;

•	demand for Websense Enterprise, including fluctuations in subscription renewals;

•	fluctuations in revenue from our indirect sales channels;

•	changes in the pricing policies of our competitors; and

•	changes in government regulations.

      In addition, the market price of our common stock could be subject to wide fluctuations in response to:

•	announcements of technological innovations or new products or services by us;

•	changes in our pricing policies;

•	quarterly variations in our revenues and operating expenses; and

•	our technological capabilities to accommodate the future growth in our operations or our customers.

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

      Our indirect sales channels accounted for more than 75% of our revenue in 2002 and for more than 80% of our revenue in 2001. We anticipate that sales from our various indirect sales channels, including value-

added resellers, distributors, providers of managed Internet services and others, will continue to account for a significant majority of our total revenue in future periods. None of these parties is obligated to continue selling our products or to make any purchases from us. Our ability to generate increased revenue depends significantly upon the ability and willingness of our indirect sales channels to market and sell our products to organizations worldwide. If they are unsuccessful in their efforts or are unwilling or unable to market and sell our new product offerings such as Client Application Manager, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. A number of our value-added resellers and distributors have been adversely affected by the current global economic downturn and we believe that their financial difficulties may negatively impact their ability to sell and market Websense Enterprise. Some of our indirect sales channels also market and sell products that compete with Websense Enterprise or may decide to do so in the future. We may not be able to prevent these parties from devoting greater resources to support our competitors’ products and/or eliminating their efforts to sell Websense Enterprise.

We have a history of losses and, because we expect our operating expenses to increase in the future, we may not be able to maintain profitability.

      In 2001, we achieved profitability for the first time since 1996. Prior to the third quarter of 2001, we had experienced net losses in each of our previous 21 fiscal quarters, and as of December 31, 2002, we had an accumulated deficit of $957,000. We may be unable to maintain profitability unless our revenue continues to increase at a greater rate than our operating expenses. We currently expect our operating expenses to increase substantially, as we, among other things:

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

      We have only a limited operating history upon which to base an evaluation of our current business and future prospects. We began offering our EIM software in September 1996, but only since May 1998, when we released our first version of Websense Enterprise as a significant enhancement to our original product, have we directed a majority of our focus on this market. We introduced Websense Enterprise Version 5 in March 2003 along with the add-on application modules Client Application Manager and Bandwidth Optimizer, and we have very little data concerning market acceptance of these new products. As a result, the revenue and income potential of our business and our market are unproven, particularly with respect to Client Application Manager which represents a new area of business from our traditional EIM products. In addition, we have very limited historical data with respect to subscription renewals because we sell subscriptions that range from one to three years in length and have been selling Websense Enterprise for five years. Further, because of our limited operating history and because the market for our products is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. In making an investment decision with respect to our stock, you should carefully consider the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Negative economic conditions in the United States and in the other countries and geographic areas in which we offer our products may negatively impact our ability to maintain profitability.

      Since 2001, the United States and other international markets in which we offer our products have experienced a significant economic downturn. In addition, the United States and other countries suffered significant acts of hostility and terror, and are now facing the threat of future acts of hostility. These or similar acts in the future, as well as fears relating to the mere possibility of future acts of hostility, may increase or prolong the negative economic conditions. The economic downturn may impact our ability to sustain profitability by:

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

Our database categories and our process for classifying Web sites and software applications within those categories are subjective, and we may not be able to categorize Web sites and software applications in accordance with our customers’ expectations.

      We may not succeed in accurately categorizing Internet and application content to meet our customers’ expectations. We rely upon a combination of automated filtering technology and human review to categorize Web sites and software applications in our proprietary databases. Our customers may not agree with our determinations that particular Web sites and software applications should be included or not included in specific categories of our databases. In addition, it is possible that our filtering processes may place objectionable material in categories that are generally unrestricted by our users’ Internet and computer access policies, which could result in employees having access to such material in the workplace. Any miscategorization could result in customer dissatisfaction and harm our reputation. Furthermore, we select our categories based on content we believe employers want to manage. We may not now, or in the future, succeed in properly identifying the categories of content that employers want to manage. Any failure to effectively categorize and filter Web sites and software applications according to our customers’ expectations will impair the growth of our business and our efforts to increase brand acceptance.

Our databases may fail to keep pace with the rapid growth and technological change of the Internet.

      The success of Websense Enterprise depends on the breadth and accuracy of our databases. Although our databases currently catalog more than four million Web sites and 67,000 software applications, they contain only a fraction of the material available on the Internet. In addition, the total number of Web sites and software applications is growing rapidly, and we expect this rapid growth rate to continue in the future. Our databases and database technologies may not be able to keep pace with the growth in the number of Web sites and software applications, especially the growing amount of content utilizing foreign languages. Further, the ongoing evolution of the Internet and computing environments will require us to continually improve the functionality, features and reliability of our databases. Because Websense Enterprise can only manage access to Web sites and software applications included in our databases, if our databases do not contain a meaningful portion of relevant content, the effectiveness of Websense Enterprise will be significantly diminished. Any failure of our databases to keep pace with the rapid growth and technological change of the Internet will impair the market acceptance of Websense Enterprise, which in turn will harm our business, results of operations and financial condition.

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

      Although we have taken measures to secure our systems against security risks and other causes of disruption of electronic services, our servers are vulnerable to physical or electronic break-ins and service disruptions, which could lead to interruptions, delays, loss of data or the inability to process customer requests. Such events could be very expensive to remedy, could damage our reputation and could discourage existing and potential customers from using our products. We may experience break-ins in the future. Any such events could substantially harm our business, results of operations and financial condition.

      Because our products are complex and are deployed in a wide variety of complex network environments, they may have errors or defects that users identify after deployment, which could harm our reputation and our business. In addition, products as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of Websense Enterprise, and we may find such errors in the future, including in Websense Enterprise Version 5, Client Application Manager or Bandwidth Optimizer. The occurrence of errors could adversely affect sales of our products, divert the attention of engineering personnel from our product development efforts and cause significant customer relations problems.

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

      Because customers rely on Websense Enterprise to manage employee behavior, any significant defects or errors in our products may result in negative publicity or legal claims. Negative publicity or legal claims could seriously harm our business, results of operations and financial condition. In addition, Websense Enterprise’s capability to report Internet data retrieval requests and software application execution requests along with the workstations from which they originated may result in negative publicity or legal claims based on potential privacy violations.

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

      Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments, commercial paper, corporate bonds, and mortgage-backed securities. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore impact our cash flows and results of operations.

      We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2002. Declines in interest rates over time will, however, reduce our interest income.

      We mitigate our foreign currency risks principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in the local currencies in which they do business. For the year ended December 31, 2002, all of our billings, including those billed by our operations in Ireland, were denominated in our functional currency, which is the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Websense, Inc.

      We have audited the accompanying consolidated balance sheets of Websense, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(1). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Websense, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

San Diego, California

January 17, 2003

Websense, Inc.

Consolidated Balance Sheets

	December 31,

	2002	2001

	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$61,713	$23,715
Marketable securities	78,753	79,393
Accounts receivable, net of allowance for doubtful accounts of $180 and $334 at December 31, 2002 and 2001	19,840	12,001
Accounts receivable from a related party	—	525
Deferred income taxes	8,731	—
Other current assets	1,184	1,084

Total current assets	170,221	116,718
Property and equipment, net	2,967	2,710
Deferred income taxes, less current portion	6,701	—
Deposits and other assets	299	384

Total assets	$180,188	$119,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$761	$640
Accrued payroll and related benefits	3,627	2,750
Other accrued expenses	4,410	2,264
Current portion of deferred revenue	46,964	31,218

Total current liabilities	55,762	36,872
Deferred revenue, less current portion	17,715	12,260
Stockholders’ equity:
Common stock — $0.01 par value; 100,000 shares authorized; 21,734 and 20,596 shares issued and outstanding at December 31, 2002 and 2001	217	206
Additional paid-in capital	107,058	88,639
Deferred compensation	(83)	(531)
Accumulated deficit	(957)	(17,694)
Accumulated other comprehensive income	476	60

Total stockholders’ equity	106,711	70,680

Total liabilities and stockholders’ equity	$180,188	$119,812

See accompanying notes.

Websense, Inc.

Consolidated Statements of Operations

	Years ended December 31,

	2002	2001	2000

	(In thousands,
	except per share amounts)
Revenues	$60,965	$35,893	$17,441
Cost of revenues	4,170	3,602	2,707

Gross margin	56,795	32,291	14,734
Operating expenses:
Selling and marketing (exclusive of $121, $192 and $589 for the years ended December 31, 2002, 2001 and 2000, respectively, reported below as amortization of stock-based compensation)	26,201	19,707	12,726
Research and development (exclusive of $73, $139 and $359 for the years ended December 31, 2002, 2001 and 2000, respectively, reported below as amortization of stock-based compensation)	10,957	7,642	6,287
General and administrative (exclusive of $254, $529 and $990 for the years ended December 31, 2002, 2001 and 2000, respectively, reported below as amortization of stock-based compensation)	5,960	5,358	3,491
Amortization of stock-based compensation	448	860	1,938

Total operating expenses	43,566	33,567	24,442

Income/(loss) from operations	13,229	(1,276)	(9,708)
Other income, net	2,711	4,500	3,761

Income (loss) before income taxes	15,940	3,224	(5,947)
Provision (benefit) for income taxes	(797)	108	—

Net income (loss)	$16,737	$3,116	$(5,947)

Net income (loss) per share:
Basic net income (loss) per share	$0.79	$0.16	$(0.35)

Diluted net income (loss) per share	$0.72	$0.14	$(0.35)

Weighted average shares – basic	21,211	20,082	16,882

Weighted average shares – diluted	23,338	22,780	16,882

See accompanying notes.

Websense, Inc.

Consolidated Statements of Stockholders’ Equity

	Convertible							Accumulated
	preferred stock		Common stock		Additional			other	Total
					paid-in	Deferred	Accumulated	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	capital	compensation	deficit	income	equity

	(In thousands)
Balance at December 31, 1999	7,037	$70	8,357	$84	$18,936	$(2,585)	$(14,863)	$—	$1,642
Issuance of common stock, net of offering costs of $6,281	—	—	4,000	40	65,680	—	—	—	65,720
Conversion of preferred stock to common stock	(7,037)	(70)	7,037	70	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	219	2	101	—	—	—	103
Issuance of common stock upon exercise of warrant	—	—	55	1	15	—	—	—	16
Issuance of common stock for stock purchase plan	—	—	37	—	567	—	—	—	567
Deferred compensation (net of forfeitures)	—	—	—	—	812	(812)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	1,938	—	—	1,938
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(5,947)	—	(5,947)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	25	25

Comprehensive loss									(5,922)

Balance at December 31, 2000	—	—	19,705	197	86,111	(1,459)	(20,810)	25	64,064
Issuance of common stock upon exercise of options	—	—	782	8	1,553	—	—	—	1,561
Issuance of common stock upon exercise of warrant	—	—	23	—	70	—	—	—	70
Issuance of common stock for stock purchase plan	—	—	86	1	973	—	—	—	974
Deferred compensation (net of forfeitures)	—	—	—	—	(68)	68	—	—	—
Amortization of deferred compensation	—	—	—	—	—	860	—	—	860
Comprehensive income:
Net income	—	—	—	—	—	—	3,116	—	3,116
Net change in unrealized gain on marketable securities	—	—	—	—	—	—	—	35	35

Comprehensive income									3,151

Balance at December 31, 2001	—	—	20,596	206	88,639	(531)	(17,694)	60	70,680
Issuance of common stock upon exercise of options	—	—	1,029	10	4,013	—	—	—	4,023
Issuance of common stock for stock purchase plan	—	—	109	1	1,469	—	—	—	1,470
Deferred compensation (net of forfeitures)	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	448	—	—	448
Tax benefit of stock options	—	—	—	—	12,937	—	—	—	12,937
Comprehensive income:
Net income					—	—	16,737	—	16,737
Net change in unrealized gain on marketable securities	—	—	—	—	—	—	—	416	416

Comprehensive income									17,153

Balance at December 31, 2002	—	$—	21,734	$217	$107,058	$(83)	$(957)	$476	$106,711

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Operating activities:
Net income (loss)	$16,737	$3,116	$(5,947)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,929	1,700	1,280
Amortization of deferred compensation	448	860	1,938
Deferred revenue	21,201	18,991	12,893
Tax benefit from exercise of stock options	12,937	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7,314)	(4,928)	(4,022)
Deposits and other assets	(15)	(664)	(306)
Deferred income taxes	(15,432)	—	—
Accounts payable	121	(175)	242
Accrued payroll and related benefits	877	986	871
Other accrued expenses	2,146	940	766

Net cash provided by operating activities	33,635	20,826	7,715

Investing activities:
Purchase of property and equipment	(2,186)	(1,617)	(2,126)
Purchases of marketable securities	(91,513)	(67,942)	(70,213)
Maturities of marketable securities	92,569	56,737	2,085

Net cash used in investing activities	(1,130)	(12,822)	(70,254)

Financing activities:
Repayments on notes payable	—	—	(1,497)
Proceeds from exercise of stock options	4,023	1,631	120
Proceeds from issuance of common stock for stock purchase plan	1,470	974	567
Proceeds from issuance of common stock	—	—	65,720

Net cash provided by financing activities	5,493	2,605	64,910

Increase in cash and cash equivalents	37,998	10,609	2,371
Cash and cash equivalents at beginning of year	23,715	13,106	10,735

Cash and cash equivalents at end of year	$61,713	$23,715	$13,106

Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$48

Income taxes paid	$687	$—	$1

See accompanying notes.

Websense, Inc.

Notes to Consolidated Financial Statements

December 31, 2002

1. Summary of Significant Accounting Policies

  Description of Business

      Websense, Inc. (“Websense” or the “Company”) was founded in 1994. The Company provides employee Internet management products that enable businesses to analyze, report and manage how their employees use computing resources at work, including Internet access. The Company’s Websense Enterprise solution supports an organization’s efforts to improve employee productivity, conserve network bandwidth, mitigate potential legal liability, and enhance network security.

  Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries in the United Kingdom, Japan, Ireland, Australia, and France. Significant intercompany accounts and transactions have been eliminated in consolidation. Activities performed by the subsidiaries are a direct and integral extension of the Company’s primary business.

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

Websense, Inc.

Notes to Consolidated Financial Statements — (Continued)

  Marketable Securities

      Marketable securities at December 31, 2002 consist of high-grade commercial paper, auction rate notes, government securities, and corporate bonds. The Company currently classifies all investment securities as available for sale. Securities available for sale are reported at fair value, adjusted for other than temporary declines in value. Unrealized holding gains and losses on securities available for sale are reported as a net amount in a separate component of stockholders’ equity until realized. Realized gains and losses are recorded based on the specific identification method.

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

  Computer Software Costs

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalizes costs incurred, when significant, in the development of specific computer software products after establishment of technological feasibility and marketability. There have been no such costs capitalized to date as the costs incurred during the period between technological feasibility to general release have not been significant.

      Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software’s estimated useful life. The Company adopted SOP 98-1 effective January 1, 1999 with no material effect on the financial statements.

  Advertising Expenses

      Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2002, 2001 and 2000 were $3.5 million, $2.0 million and $1.3 million, respectively.

  Stock-Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models for traded options that were not developed for use in valuing employee stock options which have vesting restrictions and are not traded. Under APB 25, when the exercise price of the Company’s employee stock options is not less than the fair value for the underlying stock

Websense, Inc.

Notes to Consolidated Financial Statements — (Continued)

on the date of grant no compensation expense is recognized. At the time stock options were granted, the Company believed that the exercise price was at a price not less than the fair value of the underlying common stock. In conjunction with the Company’s initial public offering, the Company reviewed its exercise prices and arrived at the deemed fair value for each option grant during 1999. With respect to the 3,220,500 options granted during 1999 and through March 27, 2000, the Company recorded deferred compensation of $5.4 million for the difference between the exercise price per share and the deemed fair value per share at the grant date. The approximate weighted-average exercise price per share and the approximate weighted-average deemed fair value per share for the options was $1.64 and $3.31, respectively. Deferred stock compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the related options, generally four years.

      Deferred compensation for options and warrants granted to non-employees has been determined at the grant date in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and has been recorded at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Such deferred compensation is recognized over the period the related services are rendered.

      Pro forma information regarding net income (loss) is required by SFAS 123 and has been determined as if the Company has accounted for its employee stock options and stock purchase plan under the fair value method of SFAS 123. The fair value of each option grant prior to the Company’s initial public offering in March 2000 was estimated on the date of grant using the minimum value method with the following weighted-average assumptions; risk-free interest rate of 6%, dividend yield of 0% and a weighted average expected life of 5 years. The fair value of each option grant during 2000 subsequent to the Company’s initial public offering in March 2000 was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 6%; dividend yield of 0%; volatility factor of 132%; and weighted-average expected life for the option of 5 years. The fair value of each option grant during 2001 was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 5% to 6%; dividend yield of 0%; volatility factor of 111% to 132%; and weighted-average expected life for the option of 5 years. The fair value of each option grant during 2002 was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 2.91%; dividend yield of 0%; volatility factor of 103%; and weighted-average expected life for the option of 5 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

      The Company’s adjusted pro forma information is as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Net income (loss) as reported	$16,737	$3,116	$(5,947)
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(10,698)	(5,495)	(316)

Pro forma net income (loss)	$6,039	$(2,379)	$(6,263)

Basic net income (loss) per share as reported	$0.79	$0.16	$(0.35)
Pro forma basic net income (loss) per share	$0.28	$(0.12)	$(0.37)
Diluted net income (loss) per share as reported	$0.72	$0.14	$(0.35)
Pro forma diluted net income (loss) per share	$0.26	$(0.12)	$(0.37)

Websense, Inc.

Notes to Consolidated Financial Statements — (Continued)

      The pro forma effect on net income (loss) for 2002, 2001 and 2000 is not likely to be representative of the pro forma effect on reported net income or loss in future years because these amounts reflect less than four years of vesting.

  Comprehensive Income

      The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). Comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000 was $17.2 million, $3.2 million and ($5.9 million), respectively. The difference from reported net income (loss) is due to the changes in unrealized gains on marketable securities for the years ended December 31, 2002, 2001 and 2000 of $416,000, $35,000 and $25,000, respectively.

  Net Income (Loss) Per Share

      Websense computes net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share (“EPS”). Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares for all periods presented consist of dilutive stock options and warrants outstanding.

      Dilutive securities include options, warrants and preferred stock as if converted and restricted stock subject to vesting. In 2002, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options and warrants totaled 2,127,000. Potentially dilutive securities totaling 1,413,000, 335,000 and 3,247,000 for the years ended December 31, 2002, 2001 and 2000, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect.

      The following is a reconciliation of numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
For the Twelve Months Ended:
December 31, 2002:
Basic EPS	$16,737	21,211	$0.79
Effect of options	—	2,127	(0.07)

Diluted EPS	$16,737	23,338	$0.72

December 31, 2001:
Basic EPS	$3,116	20,082	$0.16
Effect of options	—	2,698	(0.02)

Diluted EPS	$3,116	22,780	$0.14

      There were no reconciling items for the twelve months ended December 31, 2000 as the Company realized a net loss for the period.

Websense, Inc.

Notes to Consolidated Financial Statements — (Continued)

  Recently Issued Accounting Standards

      In July 2002, the FASB issued SFAS No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and Issue No. 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded as a liability when incurred. Under Issue No. 94-3, a liability for an exit cost as generally defined in Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company does not expect SFAS 146 to have a material impact on the Company’s consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective immediately. The interim disclosure requirements are effective for the first quarter of 2003. The adoption of SFAS No. 148 did not have a material effect on the Company’s consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material impact on the Company’s consolidated financial statements.

2. Marketable Securities

      Investments in marketable securities consisted of the following at December 31, 2002 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	(Losses)	Value

Commercial Paper	$4,032	$—	$—	$4,032
Government Securities	54,223	296	—	54,519
Corporate Bonds	20,022	180	—	20,202

	$78,277	$476	$—	$78,753

Websense, Inc.

Notes to Consolidated Financial Statements — (Continued)

      Investments in marketable securities consisted of the following at December 31, 2001 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	(Losses)	Value

Commercial Paper	$3,954	$—	$—	$3,954
Government Securities	58,338	65	—	58,403
Corporate Bonds	15,507	—	(15)	15,492
Certificates of Deposit	1,534	10	—	1,544

	$79,333	$75	$(15)	$79,393

      The amortized cost and estimated fair value of the securities at December 31, 2002 and 2001, by contractual maturity, are shown below (in thousands).

	2002		2001

	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due within 1 year	$34,678	$34,883	$41,137	$41,271
Due between 1 and 3 years	43,599	43,870	38,196	38,122

	$78,277	$78,753	$79,333	$79,393

      Realized gains from investments in marketable securities were $8,000 in 2002, $53,000 in 2001 and $0 in 2000.

3. Property and Equipment

      Property and equipment consist of the following (in thousands):

		December 31,
	Estimated
	Useful Lives	2002	2001

Computer hardware and software	3 years	$6,973	$5,129
Office furniture and equipment	3 years	1,678	1,387
Other equipment	3 years	267	216

		8,918	6,732
Accumulated depreciation		(5,951)	(4,022)

		$2,967	$2,710

4. Debt

      In June 2000, the Company established an amended and restated loan and security agreement which provides a line of credit of $1,500,000 for working capital advances and stand-by letters of credit. Advances bear interest at the bank’s floating prime rate plus .25%. In May 2001, the Company amended the loan and security agreement to extend the maturity date to May 2002. The Company had no advances under the line at May 2002 when the line expired and the Company did not renew the line. Open letters of credit were $64,000 at December 31, 2002.

Websense, Inc.

Notes to Consolidated Financial Statements — (Continued)

5. Geographic Information

      The following illustrates revenues attributed to customers located in the Company’s country of domicile (the United States) and those attributed to foreign customers (in thousands):

	Years Ended December 31,

	2002	2001	2000

United States	$41,456	$23,377	$11,940
Europe, Middle East and Africa	11,888	7,242	3,007
Asia/ Pacific	4,085	3,273	1,617
Canada and Latin America	3,536	2,001	877

	$60,965	$35,893	$17,441

6. Deferred Revenue

      The Company will recognize revenues related to subscriptions in existence as of December 31, 2002 as follows (in thousands):

2003.	$46,964
2004.	12,670
2005.	4,714
2006.	329
2007.	2

$64,679

7. Lease Commitments

      The Company leases its facilities and certain equipment under non-cancellable operating leases, which expire at various dates through December 2007. The facilities leases contain renewal options and are subject to cost increases.

      Future minimum annual lease payments under non-cancellable operating leases at December 31, 2002 are as follows (in thousands):

2003	$1,105
2004	1,158
2005	1,193
2006	1,228
2007	1,253

$5,937

      Rent expense totaled $1,950,000, $1,620,000 and $882,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

8. Stockholders’ Equity

  Convertible Preferred Stock

      All previously issued preferred stock automatically converted into common stock concurrent with the closing of the Company’s initial public offering of common stock on March 28, 2000. The Company issued 7,037,036 shares of common stock upon conversion of Series A and Series B convertible preferred stock.

Websense, Inc.

Notes to Consolidated Financial Statements — (Continued)

  Warrants

      In connection with the Company’s Series B convertible preferred stock offering between June and September 1999, the Company issued warrants to purchase 62,500 shares of common stock for $3.00 per share to financial consultants. The warrants are exercisable in whole or in part at any time and from time to time until their expiration in June 2004. In April 2000, a warrant to purchase 4,688 shares of common stock was exercised. In November 2001, a warrant to purchase 23,437 shares of common stock was exercised. The Company has reserved 34,375 shares of common stock for issuance upon exercise of the remaining warrants.

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

      In February 2000, the Board of Directors replaced the 1998 Stock Plan with the 2000 Stock Incentive Plan (the “2000 Plan”) under which 4,500,000 shares of the Company’s common stock were initially authorized for future issuance, and reserved for purchase upon exercise of options granted. In addition, the 2000 Plan provides for automatic annual increases in the number of shares reserved for issuance thereunder (beginning in 2001) equal to the lesser of (i) 4% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 1,500,000 shares. At December 31, 2002, 6,112,036 shares were authorized for issuance under the 2000 Plan.

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

      In 2002, the Company issued options as an incentive for certain persons to commence employment that were not covered under the 2000 Plan. In accordance with Section 4350(i) of the NASD Marketplace Rules for the Nasdaq Stock Market, the Company issued 177,000 such options which have substantially the same terms as options issued under the 2000 Plan.

Websense, Inc.

Notes to Consolidated Financial Statements — (Continued)

      The following table summarizes stock option activity under the 1998 and 2000 Stock Plans and options issued in 2002 not covered under a formal plan and related information through December 31, 2002:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance at December 31, 1999	3,161,551	$0.83
Granted	641,000	$14.57
Exercised	(218,780)	$0.47
Cancelled	(175,086)	$1.99

Balance at December 31, 2000	3,408,685	$3.38
Granted	1,567,600	$14.85
Exercised	(781,876)	$1.99
Cancelled	(252,641)	$8.02

Balance at December 31, 2001	3,941,768	$7.92
Granted	1,592,050	$24.28
Exercised	(1,028,554)	$3.91
Cancelled	(242,428)	$18.59

Balance at December 31, 2002	4,262,836	$14.39

      The following table summarizes all options outstanding and exercisable by price range as of December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number of	Contractual Life	Average	Number of	Average
Exercise Prices	Shares	In Years	Exercise Price	Shares	Exercise Price

$.20-$.75	980,962	6.29	$0.53	798,940	$0.52
$1.50-$12.63	944,014	7.87	$8.62	386,198	$7.24
$12.91-$18.77	945,768	8.56	$15.64	242,297	$16.02
$18.78-$27.86	1,143,592	9.08	$26.63	65,460	$26.21
$27.90-$34.25	248,500	8.92	$29.88	30,622	$29.11

	4,262,836	8.05	$14.39	1,523,517	$6.37

      The weighted average fair value of options granted during 2002, 2001 and 2000 was $18.67, $7.54 and $8.85 per share, respectively.

  Employee Stock Purchase Plan

      In February 2000, the Company adopted the 2000 Employee Stock Purchase Plan. In addition, the purchase plan provides for automatic annual increases in the number of shares reserved for issuance thereunder (beginning in 2001) equal to the lesser of (i) 1% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 375,000 shares. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the purchase plan, the Board of Directors may authorize participation by

Websense, Inc.

Notes to Consolidated Financial Statements — (Continued)

eligible employees, including officers, in periodic offerings following commencement of the purchase plan. Shares issued and available for issuance as of December 31, 2002 are as follows:

Shares reserved for issuance during 2000	250,000
Shares issued during 2000	(37,090)

Shares reserved for issuance at December 31, 2000	212,910
Shares reserved for issuance during 2001 based on the automatic increase in shares authorized	197,049
Shares issued during 2001	(85,459)

Shares reserved for issuance at December 31, 2001	324,500
Shares reserved for issuance during 2002 based on the automatic increase in shares authorized	217,344
Shares issued during 2002	(109,781)

Shares reserved for issuance at December 31, 2002	432,063

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

  Shares Reserved for Future Issuance

      The following shares of common stock are reserved for future issuance as of December 31, 2002:

Stock options:
Granted and outstanding	4,262,836
Reserved for future grants	72,729

4,335,565
Warrants	34,375

Total	4,369,940

Websense, Inc.

Notes to Consolidated Financial Statements — (Continued)

9. Income Taxes

      The provision (benefit) for income taxes is as follows:

	December 31,

	2002	2001	2000

	(In thousands)
Current
Federal	$7,255	$—	$—
Foreign	557	108	—
State	1,792	—	—

	9,604	108	—
Deferred
Federal	(7,685)	—	—
Foreign	—	—	—
State	(2,716)	—	—

	(10,401)	—	—

Income Tax Expense (Benefit)	$(797)	$108	$—

      The reconciliation of income tax computed at the federal statutory rate to the provision (benefit) for income taxes is as follows:

	2002	2001	2000

Statutory Rate	35.0%	35.0%	(35.0%)
Foreign tax	7.3	3.3	—
State tax	8.1	5.1	(3.0)
Valuation allowance	(54.6)	(20.0)	45.8
Credits	(0.8)	(16.4)	(10.8)
Other	—	(3.8)	3.0

	(5.0%)	3.2%	—

      Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

	2002	2001

	(In thousands)
Deferred tax assets Net operating loss carryforwards	$410	$2,472
Tax credit carryforwards	2,571	1,808
Capitalized research and development	101	267
Deferred revenue	11,359	8,772
Foreign deferred taxes	490	—
Other	991	946

Total deferred tax assets	15,922	14,265
Valuation allowance for deferred tax assets	(490)	(14,265)

Net deferred taxes	$15,432	$—

      During 2002, management reassessed the valuation allowance previously established against U.S. net deferred tax assets. Factors considered by management included: the Company’s earnings history, projected earnings based on current operations, and projected future taxable income in excess of stock option

Websense, Inc.

Notes to Consolidated Financial Statements — (Continued)

deductions. Based on this evidence, management concluded that it is more likely than not that the U.S. deferred tax assets would be realized. Accordingly, the Company released approximately $14,265,000 of the valuation allowance against its U.S. deferred tax assets, of which $5,031,000 related to the tax benefit of stock options and was allocated to additional paid in capital. In addition, the Company established a wholly-owned subsidiary in Ireland during 2002 which generated net operating losses, and a valuation allowance of $490,000 has been established against these foreign deferred tax assets.

      As of December 31, 2002, the Company has federal and California research and development tax credit carryforwards of approximately $1,677,000 and $1,258,000, respectively. These credits will begin to expire in 2018 unless previously utilized.

      As of December 31, 2002, the Company has federal and California tax net operating loss carryforwards of approximately $645,000 and $3,197,000, respectively, which will begin to expire in 2020 and 2005 respectively, unless previously utilized. The difference between the federal and California tax net operating loss carryforwards is primarily attributable to California legislation which suspended the utilization of California net operating loss carryforwards during 2002.

      Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, use of the Company’s tax loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period. Based on IRC Sections 382 and 383, management believes that a change in ownership may have occurred. However, management does not believe that such change would have a significant impact on the Company’s ability to utilize its tax loss and credit carryforwards.

      As of December 31, 2002, the Company had approximately $1,100,000 of undistributed earnings related to its foreign subsidiaries. Management believes that these earnings will be indefinitely reinvested; accordingly, the Company has not provided for U.S. federal income taxes related to these earnings. However, upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. It is impractical to estimate the total tax liability, if any, until such distribution is made.

10. Employee Retirement Plan

      Effective May 1, 1997, the Company established a 401(k) defined contribution retirement plan (401(k) Plan) covering substantially all employees. The 401(k) Plan provides for voluntary employee contributions from 1% to 50% of annual compensation, as defined, and does not currently provide for matching contributions from the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.	Directors and Executive Officers of the Registrant

      (a) Identification of Directors. Information concerning our directors is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 11, 2003.

      (b) Identification of Executive Officers. Information concerning our executive officers is set forth under the section captioned “Executive Officers” in Part I of this report.

      (c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 11, 2003.

Item 11.	Executive Compensation

      The information required by item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation and Other Information” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 11, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by item 12 concerning security ownership of certain beneficial owners and management is incorporated by reference from the information contained in the section captioned “Ownership of Securities” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 11, 2003.

      The following table provides information as of December 31, 2002 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

			Number of securities
			remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (a))

Equity compensation plans approved by security holders(1)	4,085,836	$14.39	504,792 (3)
Equity compensation plans not approved by security holders(2)	211,375	$12.42	0

Total	4,297,211	$14.29	504,792

(1)	Consists solely of the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan.

(2)	Consists of 177,000 stock option grants made to certain new employees in 2002 in order to induce them to commence employment with the company and 34,375 warrants to purchase common stock issued to financial consultants in connection with the Company’s Series B preferred stock offering in 1999. The stock options have substantially the same terms as stock options issued under the 2000 Stock Incentive Plan and have a weighted average exercise price of $14.25 per share. The warrants are exerciseable at any time prior to their expiration in June 2004 at an average exercise price of $3.00 per share.

(3)	Consists of shares available for future issuance under the Employee Stock Purchase Plan and the 2000 Stock Incentive Plan. As of December 31, 2002, an aggregate of 432,063 shares of Common Stock were available for issuance under the Employee Stock Purchase Plan and 504,792 shares of Common Stock were available for issuance under the Employee Stock Purchase Plan and the 2000 Stock Incentive Plan. The number of shares of Common Stock available for issuance under the Employee Stock Purchase Plan and the 2000 Stock Incentive Plan automatically increases on the first trading day of January each calendar year by an amount equal to 1% and 4%, respectively, of the total number of shares of Common Stock outstanding on the last trading day of December in the immediately preceding calendar year but in no event will any such increase exceed 375,000 shares and 1,500,000 shares, respectively, of Common Stock.

Item 13.     Certain Relationships and Related Transactions

      The information required by item 13 is incorporated by reference from the information contained in the section captioned “Certain Relationships and Related Transactions” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 11, 2003.

Item 14.     Control and Procedures

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Page
Number

(a) The following documents are filed as part of this report:
1. Financial Statement Schedules. Schedule II Valuation and Qualifying Accounts	II-1

      Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

2. Exhibits

Exhibit
Number		Description of Document

3.	1(1)	Amended and Restated Certificate of Incorporation
3.	2(1)	Restated Bylaws
4.	1(1)	Specimen Stock Certificate of Websense, Inc.
10.	1(1)	Amended and Restated Registration Rights Agreement dated June 9, 1999
10.	2(1)	Form of Subscription Agreement regarding Series B Preferred Stock
10.	3(1)	Warrant to Purchase Common Stock between Websense, Inc. and Alps System Integration Co., Ltd., dated April 15, 1999
10.	4(1)	Form of Warrant to Purchase Common Stock between Websense, Inc. and entities listed on Schedule A attached thereto, dated July 30, 1999
10.	5(1)*	Employment Agreement by and between Websense, Inc. and John B. Carrington, dated May 10, 1999
10.	6(1)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999
10.	7(1)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated June 21, 1999, as amended
10.	8(1)	1998 Equity Incentive Plan
10.	9(1)*	Standard Terms and Conditions Relating to Incentive Stock Option Under the 1998 Equity Incentive Plan
10.	10(1)*	2000 Stock Incentive Plan
10.	11(1)*	2000 Stock Incentive Plan, Notice of Grant of Stock Option
10.	12(1)*	2000 Stock Incentive Plan, Form of Incentive Stock Option Agreement
10.	13(1)*	2000 Employee Stock Purchase Plan
10.	14(1)	Form of Indemnification Agreement between Websense, Inc. and its directors
10.	15(1)	Form of Indemnification Agreement between Websense, Inc. and its officers
10.	16(2)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated February 12, 2000
10.	17(2)	First Amendment to Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated June 2, 2000
10.	18(3)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002
21.	1	Subsidiaries of the Registrant
23.	1	Consent of Ernst & Young LLP, Independent Auditors
99.	1	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 (Registration No. 333-95619) and incorporated herein by reference.

(2)	Previously filed as an exhibit to our Form 10-K for the period ended December 31, 2000 and incorporated herein by reference.

(3)	Previously filed as an exhibit to our Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference.

      (b) Reports on Form 8-K.

      We did not file any reports on Form 8-K during the quarter ended December 31, 2002.

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

Signature	Title	Date

/s/ JOHN B. CARRINGTON John B. Carrington	Chairman of the Board and Chief Executive Officer	March 28, 2003

/s/ DOUGLAS C. WRIDE Douglas C. Wride	Chief Financial Officer (principal financial and accounting officer)	March 28, 2003

/s/ MARK ST. CLARE Mark St. Clare	Director	March 28, 2003

/s/ BRUCE T. COLEMAN Bruce T. Coleman	Director	March 28, 2003

/s/ ROBERT J. LOARIE Robert J. Loarie	Director	March 28, 2003

/s/ JOHN SCHAEFER John Schaefer	Director	March 28, 2003

/s/ GARY E. SUTTON Gary E. Sutton	Director	March 28, 2003

/s/ PETER WALLER Peter Waller	Director	March 28, 2003

CERTIFICATION

I, John B. Carrington, certify that:

1. I have reviewed this annual report on Form 10-K of Websense, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ JOHN B. CARRINGTON

John B. Carrington
Chief Executive Officer

CERTIFICATION

I, Douglas C. Wride, certify that:

1. I have reviewed this annual report on Form 10-K of Websense, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ DOUGLAS C. WRIDE

Douglas C. Wride
Chief Financial Officer

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

WEBSENSE, INC.

A	B	C		D		E

		Additions

			Charged to
	Balance at	Charged to	Other			Balance at
	beginning	Costs and	Accounts —	Deductions —		End of
Description	of period	Expenses	Describe	Describe		Period

	(in thousands)
YEAR ENDED DECEMBER 31, 2000
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$253	$128	—	$256	(1)	$125
YEAR ENDED DECEMBER 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$125	$226	$155 (2)	$172	(1)	$334
YEAR ENDED DECEMBER 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$334	—	$250 (2)	$404	(1)	$180

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Amount represents reserve recorded as a reduction of deferred revenue and represents customer balances deemed uncollectible. The reserve is amortized as a reduction of revenue over the average life of all subscriptions.

II-1

EXHIBIT INDEX

Number		Description of Document

3.	1(1)	Amended and Restated Certificate of Incorporation
3.	2(1)	Restated Bylaws
4.	1(1)	Specimen Stock Certificate of Websense, Inc.
10.	1(1)	Amended and Restated Registration Rights Agreement dated June 9, 1999
10.	2(1)	Form of Subscription Agreement regarding Series B Preferred Stock
10.	3(1)	Warrant to Purchase Common Stock between Websense, Inc. and Alps System Integration Co., Ltd., dated April 15, 1999
10.	4(1)	Form of Warrant to Purchase Common Stock between Websense, Inc. and entities listed on Schedule A attached thereto, dated July 30, 1999
10.	5(1)*	Employment Agreement by and between Websense, Inc. and John B. Carrington, dated May 10, 1999
10.	6(1)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999
10.	7(1)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated June 21, 1999, as amended
10.	8(1)	1998 Equity Incentive Plan
10.	9(1)*	Standard Terms and Conditions Relating to Incentive Stock Option Under the 1998 Equity Incentive Plan
10.	10(1)*	2000 Stock Incentive Plan
10.	11(1)*	2000 Stock Incentive Plan, Notice of Grant of Stock Option
10.	12(1)*	2000 Stock Incentive Plan, Form of Incentive Stock Option Agreement
10.	13(1)*	2000 Employee Stock Purchase Plan
10.	14(1)	Form of Indemnification Agreement between Websense, Inc. and its directors
10.	15(1)	Form of Indemnification Agreement between Websense, Inc. and its officers
10.	16(2)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated February 12, 2000
10.	17(2)	First Amendment to Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated June 2, 2000
10.	18(3)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002
21.	1	Subsidiaries of the Registrant
23.	1	Consent of Ernst & Young LLP, Independent Auditors
99.	1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 (Registration No. 333-95619) and incorporated herein by reference.

(2)	Previously filed as an exhibit to our Form 10-K for the period ended December 31, 2000 and incorporated herein by reference.

(3)	Previously filed as an exhibit to our Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference.