Form 10-Q
period 2003-03-31
WEBSENSE INC
filed 2003-05-14
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of April 30, 2003 was 21,884,155.

Websense, Inc.
Form 10-Q
For the Period Ended March 31, 2003

i

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.
Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,978	$61,713
Marketable securities	84,245	78,753
Accounts receivable, net of allowance for doubtful accounts	15,944	19,840
Deferred income taxes	8,731	8,731
Other current assets	1,627	1,184

Total current assets	177,525	170,221
Property and equipment, net	2,985	2,967
Deferred income taxes, less current portion	6,701	6,701
Deposits and other assets	249	299

Total assets	$187,460	$180,188

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$796	$761
Accrued payroll and related benefits	4,124	3,627
Other accrued expenses	3,342	3,440
Income taxes payable	3,727	970
Current portion of deferred revenue	47,640	46,964

Total current liabilities	59,629	55,762
Deferred revenue, less current portion	17,223	17,715
Stockholders’ equity:
Common stock	218	217
Additional paid-in capital	107,185	107,058
Deferred compensation	(40)	(83)
Retained earnings (deficit)	2,903	(957)
Accumulated other comprehensive income	342	476

Total stockholders’ equity	110,608	106,711

Total liabilities and stockholders’ equity	$187,460	$180,188

See accompanying notes.

Websense, Inc.
Consolidated Statement of Operations
(Unaudited and in thousands, except per share amounts)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Revenue	$18,504	$13,035
Cost of revenue	1,305	933

Gross margin	17,199	12,102

Operating expenses:
Selling and marketing	6,635	5,939
Research and development	3,218	2,307
General and administrative	1,544	1,667
Amortization of stock-based compensation	43	160

Total operating expenses	11,440	10,073

Income from operations	5,759	2,029
Other income, net	675	713

Income before income taxes	6,434	2,742
Provision for income taxes	2,574	86

Net income	$3,860	$2,656

Net income per share:
Basic net income per share	$0.18	$0.13

Diluted net income per share	$0.17	$0.11

Weighted average shares – basic	21,795	20,777

Weighted average shares – diluted	22,716	23,396

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

	Common stock					Accumulated other	Total
			Additional	Deferred	Accumulated	comprehensive	stockholders’
	Shares	Amount	paid-in capital	compensation	deficit	income	equity

Balance at December 31, 2002	21,734	$217	$107,058	$(83)	$(957)	$476	$106,711
Issuance of common stock upon exercise of options	116	1	127	—	—	—	128
Amortization of deferred compensation	—	—	—	43	—	—	43
Comprehensive income:
Net income	—	—	—	—	3,860	—	3,860
Net change in unrealized gain on marketable securities	—	—	—	—	—	(134)	(134)

Comprehensive income							3,726

Balance at March 31, 2003	21,850	$218	$107,185	$(40)	$2,903	$342	$110,608

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three months ended

	March 31,	March 31,
	2003	2002

Operating activities:
Net income	$3,860	$2,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	489	467
Amortization of deferred compensation	43	160
Deferred revenue	184	2,794
Changes in operating assets and liabilities:
Accounts receivable	3,896	1,000
Deposits and other assets	(393)	(224)
Accounts payable	35	(251)
Accrued payroll and related benefits	497	(41)
Other accrued expenses	(98)	736
Income taxes payable	2,757	27

Net cash provided by operating activities	11,270	7,324

Investing activities:
Purchases of property and equipment	(507)	(329)
Purchases of marketable securities	(32,423)	(21,573)
Maturities of marketable securities	26,797	26,007

Net cash provided by (used in) investing activities	(6,133)	4,105

Financing activities:
Proceeds from exercise of stock options	128	856

Net cash provided by financing activities	128	856

Increase in cash and cash equivalents	5,265	12,285
Cash and cash equivalents at beginning of period	61,713	23,715

Cash and cash equivalents at end of period	$66,978	$36,000

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

     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in Websense, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

2. Net Income Per Share (continued)

     The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
For the Three Months Ended:
March 31, 2003:
Basic EPS	$3,860	21,795	$0.18
Effect of options	—	921	(0.01)

Diluted EPS	$3,860	22,716	$0.17

March 31, 2002:
Basic EPS	$2,656	20,777	$0.13
Effect of options	—	2,619	(0.02)

Diluted EPS	$2,656	23,396	$0.11

     For the three months ended March 31, 2003 and 2002, there were outstanding options to purchase 1,546,000 and 884,000 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective quarters. Therefore, these shares would have had an anti-dilutive effect on EPS.

3. Amortization of Stock-based Compensation

     For the three month periods ended March 31, 2003 and 2002, the Company recorded amortization of stock-based compensation. The allocation of the expense by operating expense category is as follows (in thousands):

	Three Months Ended

	March 31,	March 31,
	2003	2002

Selling and marketing	$14	$41
Research and development	8	25
General and administrative	21	94

Total amortization of stock-based compensation	$43	$160

4. Comprehensive Income

     Components of comprehensive income were as follows (in thousands):

	Three Months Ended

	March 31,	March 31,
	2003	2002

Net income	$3,860	$2,656
Change in unrealized gain on investments	(134)	(339)

Comprehensive income	$3,726	$2,317

     Accumulated other comprehensive income totaled $342,000 and $476,000 at March 31, 2003 and December 31, 2002, respectively.

5. Stock Based Compensation

     The Company accounts for its stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued in December 2002. The pro forma effects of stock-based compensation on net income and net income per share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions: risk free interest rates of 2.71%, dividend yields of 0%, expected volatility of 102%, and life of 5 years.

     The Company’s adjusted pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended

	March 31,	March 31,
	2003	2002

Net income as reported	$3,860	$2,656
Stock based employee compensation cost included in net income as reported, net of tax (1)	$43	$160
Compensation expense under FAS 123, net of tax (2)	$(1,923)	$(2,078)

Pro forma net income	$1,980	$738

Basic net income per share as reported	$0.18	$0.13
Pro forma basic net income per share	$0.09	$0.04
Diluted net income per share as reported	$0.17	$0.11
Pro forma diluted net income per share	$0.09	$0.03

(1)  The Company is recognizing deferred stock-based compensation expense on the deemed fair value of options granted prior to our initial public offering in March 2000. This expense is being amortized on a declining basis over a four-year period which began in March 2000.

(2)  The Company had an effective tax rate of 40% and 3% in the first quarters of 2003 and 2002, respectively.

     For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options vesting period. The effect of applying SFAS 123 for purposes of providing pro forma disclosures may not be representative of the effects on our operating results in future years.

6. New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material impact on the Company’s consolidated financial statements.

7. Subsequent Events

     On April 3, 2003, the Company announced that its Board of Directors authorized a stock repurchase program of up to 2 million shares of its common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice.

8. Reclassifications

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

Overview

          We provide Employee Internet Management, or EIM, solutions that enable businesses to analyze, report and manage how their employees use computing resources at work, including the Internet. Our primary product, Websense Enterprise®, gives organizations the ability to rapidly implement and configure Internet access policies in support of their efforts to improve employee productivity, conserve network bandwidth, mitigate potential legal liability and enhance network security. In 1996, we released our first software product, Websense Internet Screening System, and since that time, we have focused our business on developing and selling EIM solutions. In December 1999, we released Websense Enterprise Version 4, which was sold through March 2003. We launched the next generation of Websense software - Websense Enterprise Version 5 - in March 2003, including enhanced EIM capabilities and new network and application management technology such as Client Application Manager™ and Bandwidth Optimizer™. We currently derive nearly all of our revenue from subscriptions to the Websense Enterprise solution and expect this trend to continue in the future as more offerings are added to the Websense Enterprise platform.

          During the three months ended March 31, 2003, we derived approximately 29% of revenue from international sales compared with approximately 35% for the three months ended March 31, 2002. Despite the decline year-over-year as a percentage of total revenue, international sales increased 18% in the first quarter of 2003 over the first quarter of 2002, and we believe international markets represent a significant growth opportunity and are continuing to expand our international operations, particularly in selected countries in the European and Asia/Pacific markets.

     We currently sell Websense Enterprise, including premium products and application modules, through both indirect and direct channels; however, sales through indirect channels currently account for more than 75% of our revenue and our strategy is to continue to rely on indirect sales channels for a significant majority of our sales.

     As described below, we recognize revenue from subscriptions to Websense Enterprise, including premium products and application modules, on a monthly straight-line basis over the term of the subscription. We recognize the operating expenses related to these sales as they are incurred. These operating expenses include commissions relating to the sale of new and renewal subscriptions, which are based on the total amount of the subscription contract and are fully expensed in the period the product is delivered. Operating expenses have continued to increase as compared with prior periods due to expanded selling and marketing efforts, continued product research and development and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in subsequent periods.

Critical Accounting Policies

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition. When a purchase decision is made, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. We promptly invoice customers for the full amount of their subscriptions at the time a subscription is activated. Payment is due for the full term of the subscription generally within 30 days of the invoice. We recognize revenue on a monthly straight-line basis over the term of the subscription agreement. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers who wish to renew typically must do so at then current rates to continue using Websense Enterprise. Our revenue is significantly influenced by subscription renewals, and a decrease in subscription renewals amounts could negatively impact our future revenue.

     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Deferred Tax Assets. As required by Statement of Financial Accounting Standards No. 109 (“FAS 109”), we recognize tax assets on the balance sheet if it is “more likely than not” that they will be realized on future tax returns. During 2002, we reassessed the valuation allowance previously established against U.S. deferred tax assets. Factors considered by us included: our earnings history, projected earnings based on current operations, and projected future taxable income in excess of stock option deductions. Based on this evidence, we concluded that it was more likely than not that the U.S. deferred tax assets would be realized. Accordingly, we released the valuation allowance of $14.3 million, which resulted in an income tax benefit of approximately $9.3 million. The remaining $5.0 million was credited to additional paid-in capital as it related to the tax benefit of stock option deductions. However, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination was made. As of December 31, 2002, we had $15.4 million in deferred tax assets.

Results of Operations

Three months ended March 31, 2003 compared with the three months ended March 31, 2002

     The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended

	March 31,	March 31,
	2003	2002

	(Unaudited)
Revenue	100%	100%
Cost of revenue	7	7

Gross margin	93	93
Operating expenses:
Selling and marketing	36	45
Research and development	17	18
General and administrative	8	13
Amortization of stock-based compensation	1	1

Total operating expenses	62	77

Income from operations	31	16
Other income, net	4	5

Income before income taxes	35	21
Provision for income taxes	14	1

Net income	21%	20%

Revenue

     Revenue increased to $18.5 million in the first quarter of 2003 from $13.0 million in the first quarter of 2002. This increase was primarily a result of the addition of new customers. Approximately 45% of subscription revenue recognized in the first quarter of 2003 was derived from sales to first-time customers, who initially purchased one-, two-, or three-year subscriptions to Websense Enterprise in 2003 or prior years. The remaining 55% of subscription revenue was generated from renewal business with existing customers. We expect revenue to grow at a slower rate in 2003 than 2002, principally as a result of the larger revenue base at March 31, 2003 compared with March 31, 2002 and uncertain global economic factors.

Cost of Revenue

     Cost of revenue consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenue increased to $1.3 million in the first quarter of 2003 from $0.9 million in the first quarter of 2002. The increase was primarily due to the costs associated with additional personnel in our technical support and database groups. We expect cost of revenue to increase in the future as we support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue remained unchanged at 7% during the first quarters of 2003 and 2002. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

     Gross margin increased to $17.2 million in the first quarter of 2003 from $12.1 million in the first quarter of 2002. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin remained unchanged at 93% in the first quarters of 2003 and 2002. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

     Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, investor relations, advertising, promotions and travel as well as allocated facilities costs and depreciation expenses. Selling and marketing expenses increased to $6.6 million in the first quarter of 2003 from $5.9 million in the first quarter of 2002. The increase in selling and marketing expenses of $0.7 million was primarily due to increased headcount costs and increased advertising and promotional activities in North America, Europe and Asia. We expect selling and marketing expenses to increase in the future as more personnel are added to support our expanding selling and marketing efforts worldwide.

     Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, and allocated facilities costs and depreciation expenses. Research and development expenses increased to $3.2 million in the first quarter of 2003 from $2.3 million in the first quarter of 2002. The increase of $0.9 million in research and development expenses was primarily a result of personnel and consultants added since the first quarter of 2002 to develop and support our expanded list of technology partners, enhancements of Websense Enterprise, including the development of Websense Enterprise Version 5, and additional products. We expect research and development expenses to increase in the future, as more personnel are added to support additional technology partners, product enhancements, and the expansion of our product offerings.

     General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, human resources and administrative personnel, third party professional service fees, allocated facilities costs and depreciation expenses. General and administrative expenses decreased to $1.5 million in the first quarter of 2003 from $1.7 million in the first quarter of 2002. The $0.2 million decrease in general and administrative expenses is primarily a result of lower state sales tax expenses, and lower foreign income tax consulting expenses partially offset by the addition of personnel to support our growing operations, both domestically and internationally. Despite the year over year decrease, we expect general and administrative expenses to increase in future periods, reflecting growth in operations and increasing expenses associated with being a public company and expansion of our international operations.

     Amortization of stock-based compensation. Amortization of stock-based compensation decreased to $43,000 in the first quarter of 2003 from $160,000 in the first quarter of 2002. The decrease in the amortization expense is primarily due to the accelerated method of amortization used. We expect amortization of stock-based compensation to decrease in future periods as a result of using the accelerated method of amortization.

Other Income, Net

     Net other income decreased to $675,000 in the first quarter of 2003 from $713,000 in the first quarter of 2002. The decrease is due primarily to lower interest income due to lower interest rates earned by our cash, cash equivalents and marketable securities despite increased balances as of March 31, 2003 as compared with March 31, 2002.

Provision for Income Taxes

     In the first quarter of 2002, our provision for income taxes related to our wholly-owned subsidiaries in the United Kingdom and Japan as well as domestic state income taxes in a few states. Beyond these domestic state income taxes, we did not provide for any other income taxes related to our U.S. operations due to the partial utilization of our deferred tax assets in the first quarter of 2002. Our provision for income taxes in the first quarter of 2003 relates to our wholly-owned subsidiaries in the United Kingdom, Japan, Australia, France and Germany as well as U.S. federal and state income taxes. We expect an effective tax rate of approximately 40% for 2003. Subsequent to 2003, our effective tax rate may decrease over time due to benefits derived from lower tax rates associated with foreign income.

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

     As of March 31, 2003, we had cash and cash equivalents of $67.0 million and investments in marketable securities of $84.2 million and retained earnings of $2.9 million.

     Net cash provided by operating activities was $11.3 million in the first three months of 2003 compared with $7.3 million in the first three months of 2002. In the first three months of 2003, cash provided by operating activities was primarily due to increases in net income, our subscriptions (which are initially recorded as deferred revenue), income taxes payable and collections of accounts receivable. In the first three months of 2002, cash provided by operating activities was primarily due to net income from operations and an increase in our subscriptions (which are initially recorded as deferred revenue). Our operating cash flow and revenue are significantly influenced by subscription renewals, and a decrease in subscription renewals could negatively impact our operating cash flow and revenue.

     Net cash used in investing activities was $6.1 million in the first three months of 2003 compared with net cash provided by investing activities of $4.1 million in the first three months of 2002. The relative increase in cash used in investing activities in the first three months of 2003 is primarily due to purchases of marketable securities that exceed maturities of marketable securities.

     Net cash provided by financing activities was $128,000 in the first three months of 2003 compared with $856,000 in the first three months of 2002. Cash provided by financing activities in the first three months of 2003 and the first three months of 2002 was due to proceeds received from the exercise of stock options.

     At March 31, 2003, existing or future letters of credit totaled $64,000. We have operating lease commitments of approximately $800,000 during the remainder of 2003, $1.2 million in 2004, $1.2 million in 2005, $1.2 million in 2006 and $1.3 million in 2007. A significant majority of our operating lease commitments are related to our corporate headquarters lease, which was renewed in April 2002. The lease renewal incentives resulted in no rent payments in the third and fourth quarters of 2002 and escalating rent payments from 2004 to 2007. The rent expense related to our corporate headquarters lease renewal is recorded monthly on a straight-line basis in accordance with generally accepted accounting principles.

     On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice.

     We believe that our cash and cash equivalents balances and investments in marketable securities will be sufficient to satisfy our cash requirements for at least the next 12 months. We intend to continue to invest our cash in excess of current operating requirements in interest bearing, investment-grade securities and may repurchase our common stock from time to time as described above. If existing cash is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Risks and Uncertainties

     Risks and uncertainties that could impact our business, consolidated financial position, results of operations and cash flows and cause future results to differ from our expectations include the following: customer acceptance of our services, products and fee structures; the success of our brand development efforts; the volatile and competitive nature of the Internet industry; changes in domestic and international market conditions and the entry into and development of international markets for our products; risks relating to intellectual property ownership; as well as risks and uncertainties identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and other filings with the Securities and Exchange Commission.

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

     We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2003. Declines in interest rates over time will, however, reduce our interest income.

     We mitigate our foreign currency risks principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of our subsidiaries are kept in the local currencies in which they do business. For the quarter ended March 31, 2003, all of our billings, including those billed by our operations in Ireland, were denominated in our functional currency, which is the U.S. dollar.

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

Part II - Other Information

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

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1 Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: May 14, 2003	By:	/s/ JOHN B. CARRINGTON John B. Carrington Chairman of the Board and Chief Executive Officer

Date: May 14, 2003	By:	/s/ DOUGLAS C. WRIDE Douglas C. Wride Chief Financial Officer

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

Date: May 14, 2003
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

Date: May 14, 2003
	By:	/s/ DOUGLAS C. WRIDE Douglas C. Wride Chief Financial Officer