Form 10-Q
period 2003-06-30
WEBSENSE INC
filed 2003-08-13
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of July 31, 2003 was 21,968,835.

Websense, Inc.
Form 10-Q
For the Period Ended June 30, 2003

i

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.
Consolidated Balance Sheets
(In thousands)

	June 30, 2003	December 31, 2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,270	$61,713
Marketable securities	58,586	78,753
Accounts receivable, net of allowance for doubtful accounts	18,458	19,840
Deferred income taxes	8,731	8,731
Other current assets	1,497	1,184

Total current assets	185,542	170,221
Property and equipment, net	2,985	2,967
Deferred income taxes, less current portion	6,701	6,701
Deposits and other assets	259	299

Total assets	$195,487	$180,188

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$777	$761
Accrued payroll and related benefits	3,949	3,627
Other accrued expenses	2,975	3,440
Income taxes payable	3,541	970
Current portion of deferred revenue	51,492	46,964

Total current liabilities	62,734	55,762
Deferred revenue, less current portion	19,601	17,715
Stockholders’ equity:
Common stock	221	217
Additional paid-in capital	108,308	107,058
Treasury stock	(2,416)	—
Deferred compensation	(18)	(83)
Retained earnings (deficit)	6,991	(957)
Accumulated other comprehensive income	66	476
Total stockholders’ equity	113,152	106,711

Total liabilities and stockholders’ equity	$195,487	$180,188

See accompanying notes.

Websense, Inc.
Consolidated Statements of Operations
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Revenue	$19,524	$14,550	$38,028	$27,585
Cost of revenue	1,290	1,061	2,595	1,994

Gross margin	18,234	13,489	35,433	25,591

Operating expenses:
Selling and marketing	7,546	6,296	14,181	12,235
Research and development	3,106	2,571	6,324	4,878
General and administrative	1,672	1,378	3,216	3,045
Amortization of stock-based compensation	22	125	65	285

Total operating expenses	12,346	10,370	23,786	20,443

Income from operations	5,888	3,119	11,647	5,148
Other income, net	780	688	1,455	1,401

Income before income taxes	6,668	3,807	13,102	6,549
Provision for income taxes	2,580	261	5,154	347

Net income	$4,088	$3,546	$7,948	$6,202

Net income per share:
Basic net income per share	$0.19	$0.17	$0.36	$0.30

Diluted net income per share	$0.18	$0.15	$0.35	$0.26

Weighted average shares – basic	21,882	21,105	21,838	20,942

Weighted average shares – diluted	22,613	23,411	22,673	23,411

See accompanying notes.

Websense, Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited and in thousands)

	Common stock
							Accumulated
							other	Total
			Additional	Treasury	Deferred	Accumulated	comprehensive	stockholders'
	Shares	Amount	paid-in capital	stock	compensation	deficit	income	equity

Balance at December 31, 2002	21,734	$217	$107,058	$—	$(83)	$(957)	$476	$106,711
Issuance of common stock upon exercise of options	275	3	398	—	—	—	—	401
Issuance of common stock for ESPP purchase	70	1	852	—	—	—	—	853
Amortization of deferred compensation	—	—	—	—	65	—	—	65
Purchase of treasury stock	(165)	—	—	(2,416)	—	—	—	(2,416)
Comprehensive income:
Net income	—	—	—	—	—	7,948	—	7,948
Net change in unrealized gain on marketable securities	—	—	—	—	—	—	(410)	(410)

Comprehensive income								7,538

Balance at June 30, 2003	21,914	$221	$108,308	$(2,416)	$(18)	$6,991	$66	$113,152

See accompanying notes.

Websense, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six months ended

	June 30,	June 30,
	2003	2002

Operating activities:
Net income	$7,948	$6,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	489	953
Amortization of deferred compensation	65	285
Deferred revenue	6,414	6,538
Changes in operating assets and liabilities:
Accounts receivable	1,382	(208)
Deposits and other assets	(273)	(321)
Accounts payable	16	(19)
Accrued payroll and related benefits	322	(68)
Other accrued expenses	(465)	1,252
Income taxes payable	2,571	—

Net cash provided by operating activities	18,469	14,614

Investing activities:
Purchases of property and equipment	(507)	(948)
Purchases of marketable securities	(69,227)	(52,544)
Maturities of marketable securities	88,984	47,678

Net cash provided by (used in) investing activities	19,250	(5,814)

Financing activities:
Proceeds from exercise of stock options	401	2,214
Proceeds from issuance of common stock for stock purchase plan	853	722
Purchases of treasury stock	(2,416)	—

Net cash provided by (used in) financing activities	(1,162)	2,936

Effect of exchange rate changes on cash	—	(41)

Increase in cash and cash equivalents	36,557	11,695
Cash and cash equivalents at beginning of period	61,713	23,715

Cash and cash equivalents at end of period	$98,270	$35,410

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

     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in Websense, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

     The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
For the Three Months Ended:
June 30, 2003:
Basic EPS	$4,088	21,882	$0.19
Effect of options	—	731	(0.01)

Diluted EPS	$4,088	22,613	$0.18

June 30, 2002:
Basic EPS	$3,546	21,105	$0.17
Effect of options	—	2,306	(0.02)

Diluted EPS	$3,546	23,411	$0.15

For the Six months ended:
June 30, 2003:
Basic EPS	$7,948	21,838	$0.36
Effect of options	—	835	(0.01)

Diluted EPS	$7,948	22,673	$0.35

June 30, 2002:
Basic EPS	$6,202	20,942	$0.30
Effect of options	—	2,469	(0.04)

Diluted EPS	$6,202	23,411	$0.26

     For the three months ended June 30, 2003 and 2002, there were outstanding options to purchase 2,407,000 and 1,019,000 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective quarters. Therefore, these shares would have had an anti-dilutive effect on EPS.

     For the six months ended June 30, 2003 and 2002, there were outstanding options to purchase 1,814,000 and 866,000 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective six months. Therefore, these shares would have had an anti-dilutive effect on EPS.

3. Amortization of Stock-based Compensation

     For the three and six month periods ended June 30, 2003 and 2002, the Company recorded amortization of stock-based compensation. The allocation of the expense by operating expense category is as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Selling and marketing	$10	$33	$24	$74
Research and development	5	20	13	46
General and administrative	7	72	28	165

Total amortization of stock-based compensation	$22	$125	$65	$285

4. Comprehensive Income

     Components of comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income	$4,088	$3,546	$7,948	$6,202
Change in unrealized gain on investments	(276)	504	(410)	166
Translation adjustment	—	(41)	—	(41)

Comprehensive income	$3,812	$4,009	$7,538	$6,327

     Accumulated other comprehensive income totaled $66,000 and $476,000 at June 30, 2003 and December 31, 2002, respectively.

5. Stock Based Compensation

     The Company accounts for its stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued in December 2002. The pro forma effects of stock-based compensation on net income and net income per share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions since the Company’s initial public offering in March of 2000: risk free interest rates of 2.71% to 6.0%, dividend yields of 0%, expected volatility of 102% to 132%, and life of 5 years.

     The Company’s adjusted pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income as reported	$4,088	$3,546	$7,948	$6,202
Stock based employee compensation cost included in net income as reported, net of tax (1)	$13	$76	$40	$174
Compensation expense under FAS 123, net of tax (2)	$(2,020)	$(1,669)	$(4,003)	$(3,074)

Pro forma net income	$2,081	$1,953	$3,985	$3,302

Basic net income per share as reported	$0.19	$0.17	$0.36	$0.30
Pro forma basic net income per share	$0.10	$0.09	$0.18	$0.16

Diluted net income per share as reported	$0.18	$0.15	$0.35	$0.26
Pro forma diluted net income per share	$0.09	$0.08	$0.18	$0.14

(1)	The Company is recognizing deferred stock-based compensation expense on the deemed fair value of options granted prior to our initial public offering in March 2000. This expense is being amortized on a declining basis over approximately a four-year period which began in March 2000.

(2)	The Company had an effective tax rate of 39% and 7% in the three months ended June 30, 2003 and 2002, respectively. The Company had an effective tax rate of 39% and 5% in the six months ended June 30, 2003 and 2002, respectively.

     For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options vesting period. The effect of applying SFAS 123 for purposes of providing pro forma disclosures may not be representative of the effects on our operating results in future years.

6. New Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective August 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its results of operations or financial condition.

7. Reclassifications

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

     During the six months ended June 30, 2003, we derived approximately 29% of revenue from international sales compared with approximately 32% for the six months ended June 30, 2002. Despite the decline year-over-year as a percentage of total revenue, international sales increased 25% in the second quarter of 2003 over the second quarter of 2002, and we believe international markets represent a significant growth opportunity and are continuing to expand our international operations, particularly in selected countries in the European, Latin American and Asia/Pacific markets.

     We currently sell Websense Enterprise, including premium products and application modules, through both indirect and direct channels; however, sales through indirect channels currently account for more than 80% of our revenue and we expect this trend to continue.

     As described below, we recognize revenue from subscriptions to Websense Enterprise, including premium products and application modules, on a monthly straight-line basis over the term of the subscription. We recognize the operating expenses related to these sales as they are incurred. These operating expenses include commissions relating to the sale of new and renewal subscriptions, which are based on the total amount of the subscription contract and are fully expensed in the period a subscription key for the product is delivered. Operating expenses have continued to increase as compared with prior periods due to expanded selling and marketing efforts, continued product research and development and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in future periods.

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

     Deferred Tax Assets. As required by Statement of Financial Accounting Standards No. 109 (“SFAS 109”), we recognize tax assets on the balance sheet if it is “more likely than not” that they will be realized on future tax returns. During 2002, we reassessed the valuation allowance previously established against U.S. deferred tax assets. Factors considered by us included: our earnings history, projected earnings based on current operations, and projected future taxable income in excess of stock option deductions. Based on this evidence, we concluded that it was more likely than not that the U.S. deferred tax assets would be realized. Accordingly, we released the valuation allowance of $14.3 million, which resulted in an income tax benefit of approximately $9.3 million. The remaining $5.0 million was credited to additional paid-in capital as it related to the tax benefit of stock option deductions. However, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination was made. As of December 31, 2002, we had $15.4 million in deferred tax assets.

Results of Operations

     Three months ended June 30, 2003 compared with the three months ended June 30, 2002

     The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended

	June 30, 2003	June 30, 2002

	(Unaudited)
Revenue	100%	100%
Cost of revenue	7	7

Gross margin	93	93

Operating expenses:
Selling and marketing	39	43
Research and development	16	18
General and administrative	8	9
Amortization of stock-based compensation	—	1

Total operating expenses	63	71

Income from operations	30	22
Other income, net	4	4

Income before income taxes	34	26
Provision for income taxes	13	2

Net income	21%	24%

Revenue

     Revenue increased to $19.5 million in the second quarter of 2003 from $14.6 million in the second quarter of 2002. This increase was primarily a result of the addition of new customers. Approximately 42% of subscription revenue recognized in the second quarter of 2003 was derived from sales to first-time customers, who initially purchased one-, two-, or three-year subscriptions to Websense Enterprise in 2003 or prior years. The remaining 58% of subscription revenue was generated from renewal business with existing customers. We expect revenue to grow at a slower rate in 2003 than 2002, principally as a result of the larger revenue base at June 30, 2003 compared with June 30, 2002 and uncertain global economic factors.

Cost of Revenue

     Cost of revenue consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenue increased to $1.3 million in the second quarter of 2003 from $1.1 million in the second quarter of 2002. The increase was primarily due to the costs associated with additional personnel in our technical support and database groups. We expect cost of revenue to increase in the future as we support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue remained unchanged at 7% during the second quarters of 2003 and 2002. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

     Gross margin increased to $18.2 million in the second quarter of 2003 from $13.5 million in the second quarter of 2002. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin remained unchanged at 93% in the second quarters of 2003 and 2002. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

     Selling and marketing.  Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, investor relations, advertising, promotions and travel as well as allocated facilities costs and depreciation expenses. Selling and marketing expenses increased to $7.5 million in the second quarter of 2003 from $6.3 million in the second quarter of 2002. The increase in selling and marketing expenses of $1.2 million was primarily due to increased headcount costs as well as higher commission expenses related to higher sales levels. We expect selling and marketing expenses to increase in the future as more personnel are added to support our expanding selling and marketing efforts worldwide.

     Research and development.  Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, and allocated facilities costs and depreciation expenses. Research and development expenses increased to $3.1 million in the second quarter of 2003 from $2.6 million in the second quarter of 2002. The increase of $500,000 in research and development expenses was primarily a result of personnel added since the second quarter of 2002 to develop and support our expanded list of technology partners, enhancements of Websense Enterprise, and additional products. We expect research and development expenses to increase in the future, as more personnel are added to support additional technology partners, product enhancements, and the expansion of our product offerings.

     General and administrative.  General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, human resources and administrative personnel, third party professional service fees, allocated facilities costs and depreciation expenses. General and administrative expenses increased to $1.7 million in the second quarter of 2003 from $1.4 million in the second quarter of 2002. The $300,000 increase in general and administrative expenses is primarily a result of an increase in personnel to support our growing operations, both domestically and internationally. We expect general and administrative expenses to increase in future periods, reflecting growth in operations and increasing expenses associated with being a public company and expansion of our international operations.

     Amortization of stock-based compensation. Amortization of stock-based compensation decreased to $22,000 in the second quarter of 2003 from $125,000 in the second quarter of 2002. The decrease in the amortization expense is primarily due to the accelerated method of amortization that we have applied since our initial public offering. We expect amortization of stock-based compensation to decrease in future periods as a result of using the accelerated method of amortization. The deferred stock-based compensation balance of $18,000 will be completely amortized as of December 2003.

Other Income, Net

     Other income increased to $780,000 in the second quarter of 2003 from $688,000 in the second quarter of 2002. The increase is due primarily to realized gains related to the sale of taxable investments. During the third quarter of 2003, we intend to continue to sell taxable investments and use the proceeds to purchase tax-exempt investments. As of June 30, 2003, approximately 40% of our investments were tax exempt and we expect this percentage to increase significantly during the third quarter of this year. The increase was partially offset by lower interest income earned due to lower interest rates generated by our cash, cash equivalents and marketable securities despite increased balances as of June 30, 2003 as compared with June 30, 2002.

Provision for Income Taxes

     In the second quarter of 2002, our provision for income taxes related to our wholly-owned subsidiaries in the United Kingdom and Japan as well as domestic state income taxes. Beyond these domestic state income taxes, we did not provide for any other income taxes related to our U.S. operations due to the partial utilization of our deferred tax assets in the second quarter of 2002. Our provision for income taxes in the second quarter of 2003 relates to our wholly-owned subsidiaries in the United Kingdom, Japan, Australia, France and Germany as well as U.S. federal and state income taxes. We expect an effective tax rate of approximately 39% for 2003. Subsequent to 2003, our effective tax rate may decrease over time due to benefits derived from lower tax rates associated with foreign income.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

     The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Six months ended

	June 30, 2003	June 30, 2002

	(Unaudited)
Revenue	100%	100%
Cost of revenue	7	7

Gross margin	93	93
Operating expenses:
Selling and marketing	37	44
Research and development	17	18
General and administrative	8	11
Amortization of stock-based compensation	—	1

Total operating expenses	62	74

Income from operations	31	19
Other income, net	4	5

Income before income taxes	35	24
Provision for income taxes	14	1

Net income	21%	23%

Revenue

     Revenue increased to $38.0 million in the first six months of 2003 from $27.6 million in the first six months of 2002. This increase was primarily a result of the addition of new customers. Approximately 44% of subscription revenue recognized in the first six months of 2003 was derived from sales to first-time customers, who initially purchased one-, two-, or three-year subscriptions to Websense Enterprise in 2003 or prior years. The remaining 56% of subscription revenue was generated from renewal business with existing customers. We expect revenue to grow at a slower rate in 2003 than 2002, principally as a result of the larger revenue base at June 30, 2003 compared with June 30, 2002 and uncertain global economic factors.

Cost of Revenue

     Cost of revenue increased to $2.6 million in the first six months of 2003 from $2.0 million in the first six months of 2002. The increase was primarily due to the costs associated with additional personnel in our technical support and database groups. We expect cost of revenue to increase in the future as we support the growth and maintenance of our database as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue remained unchanged at 7% during the first six months of 2003 and 2002. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

     Gross margin increased to $35.4 million in the first six months of 2003 from $25.6 million in the first six months of 2002. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin remained unchanged at 93% during the first six months of 2003 and 2002. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

     Selling and marketing. Selling and marketing expenses increased to $14.2 million in the first six months of 2003 from $12.2 million in the first six months of 2002. The increase in selling and marketing expenses of $2.0 million was primarily due to increased headcount costs as well as higher commission expenses related to higher sales levels. We expect selling and marketing expenses to increase in the future as more personnel are added to support our globally expanding selling and marketing efforts.

     Research and development. Research and development expenses increased to $6.3 million in the first six months of 2003 from $4.9 million in the first six months of 2002. The increase of $1.4 million in research and development expenses was primarily a result of personnel added since the first six months of 2002 to support our expanded list of technology partners, the enhancements of Websense Enterprise, including the development of Websense Enterprise v5.0, and additional products. We expect research and development expenses to increase in the future, as more personnel are added to support additional technology partners, product enhancements and expansion of our product offerings.

     General and administrative. General and administrative expenses increased to $3.2 million in the first six months of 2003 from $3.0 million in the first six months of 2002. The $200,000 increase in general and administrative expenses is primarily due to an increase in personnel to support our growing operations, both domestically and internationally. We expect general and administrative expenses to increase in future periods, reflecting growth in operations and increased expenses associated with being a public company and expansion of our international operations.

     Amortization of stock-based compensation. Amortization of stock-based compensation decreased to $65,000 in the first six months of 2003 from $285,000 in the first six months of 2002. The decrease in the amortization expense is primarily due to the accelerated method of amortization that we have applied since our initial public offering. We expect amortization of stock-based compensation to decrease in future periods as a result of using the accelerated method of amortization. The deferred stock-based compensation balance of $18,000 will be completely amortized as of December 2003.

Other Income, Net

     Other income increased to $1.5 million in the first six months of 2003 from $1.4 million in the first six months of 2002. The increase is due primarily to realized gains related to the sale of taxable investments. During the third quarter of 2003, we intend to continue to sell taxable investments and use the proceeds to purchase tax-exempt investments. As of June 30, 2003, approximately 40% of our investments were tax exempt and we expect this percentage to increase significantly during the third quarter of this year. The increase was partially offset by lower interest income earned due to lower interest rates generated by our cash, cash equivalents and marketable securities despite increased balances as of June 30, 2003 as compared with June 30, 2002.

Provision for Income Taxes

     In the first six months of 2002, our provision for income taxes related to our wholly-owned subsidiaries in the United Kingdom and Japan as well as domestic state income taxes. Beyond these domestic state income taxes, we did not provide for any other income taxes related to our U.S. operations due to the partial utilization of our deferred tax assets in the first six months of 2002. Our provision for income taxes in the first six months of 2003 relates to our wholly-owned subsidiaries in the United Kingdom, Japan, Australia, France and Germany as well as U.S. federal and state income taxes. We expect an effective tax rate of approximately 39% for 2003. Subsequent to 2003, our effective tax rate may decrease over time due to benefits derived from lower tax rates associated with foreign income.

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

     As of June 30, 2003, we had cash and cash equivalents of $98.3 million and investments in marketable securities of $58.6 million and retained earnings of $7.0 million.

     Net cash provided by operating activities was $18.5 million in the first six months of 2003 compared with $14.6 million in the first six months of 2002. The increase in cash provided by operating activities in the first six months of 2003 was primarily due to an increase in net income, higher collections of accounts receivable and an increase in income taxes payable. Our operating cash flow and revenue are significantly influenced by subscription renewals, and a decrease in subscription renewals could negatively impact our operating cash flow and revenue.

     Net cash provided by investing activities was $19.3 million in the first six months of 2003 compared with net cash used by investing activities of $5.8 million in the first six months of 2002. The increase in cash provided by investing activities in the first six months of 2003 was primarily due to maturities and sales of marketable securities that exceeded purchases of marketable securities.

     Net cash used by financing activities was $1.2 million in the first six months of 2003 compared with net cash provided by financing activities of $2.9 million in the first six months of 2002. The decrease in cash from financing activities in the first six months of 2003 was primarily due to less proceeds from stock options exercised by employees and the use of $2.4 million for the repurchase of 165,000 shares of treasury stock.

     At June 30, 2003, existing or future letters of credit totaled $64,000. We have operating lease commitments of approximately $600,000 during the remainder of 2003, $1.2 million in 2004, $1.2 million in 2005, $1.2 million in 2006 and $1.3 million in 2007. A significant majority of our operating lease commitments are related to our corporate headquarters lease, which was renewed in April 2002. The lease renewal incentives resulted in no rent payments in the third and fourth quarters of 2002 and escalating rent payments from 2004 to 2007. The rent expense related to our corporate headquarters lease renewal is recorded monthly on a straight-line basis in accordance with generally accepted accounting principles.

     On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. During the second quarter, we repurchased 165,000 shares of our common stock totaling $2.4 million at an average price of $14.64 per share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments, commercial paper, corporate bonds, mortgage-backed securities and municipal securities. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore impact our cash flows and results of operations.

     We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2003. Declines in interest rates over time will, however, reduce our interest income.

     We mitigate our foreign currency risks principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of our subsidiaries are kept in the local currencies in which they do business. For the quarter ended June 30, 2003, all of our billings, including those billed by our operations in Ireland, were denominated in our functional currency, which is the U.S. dollar.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

     We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to record, process, summarize and report this information within the time periods specified in the rules of the SEC. Our Chief Executive and Chief Financial Officers evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our Chief Executive and Chief Financial Officers have concluded that these controls and procedures are effective.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on Wednesday, June 11, 2003. The following matters were voted upon at the meeting and were adopted by the margins indicated:

1.	The stockholders elected two Directors to hold office for a term expiring upon the 2006 Annual Meeting of Stockholders.

	Number of Shares

Name of Director Elected	For	Withheld

Bruce T. Coleman	12,318,051	7,353,363
John F. Schaefer	14,541,297	5,130,147

The following individuals are continuing directors with terms expiring upon the 2004 Annual Meeting of Stockholders: John B. Carrington and Gary E. Sutton.

The following individuals are continuing directors with terms expiring upon the 2005 Annual Meeting of Stockholders: Peter C. Waller and Mark St.Clare.

2.	The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003.

For	11,061,986
Against	8,589,723
Abstain	19,735

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002; First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002; Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

(b)  Reports on Form 8-K

On April 3, 2003, the Company filed a Current Report on Form 8-K reporting that preliminary financial results for its first quarter ended March 31, 2003 were available in a press release dated April 3, 2003.

On April 22, 2003, the Company filed a Current Report on Form 8-K reporting that financial results for its first quarter ended March 31, 2003 were available in a press release dated April 22, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: August 13, 2003	By:	/s/ JOHN B. CARRINGTON John B. Carrington Chairman of the Board and Chief Executive Officer

Date: August 13, 2003	By:	/s/ DOUGLAS C. WRIDE Douglas C. Wride Chief Financial Officer