Form 10-Q
period 2003-09-30
WEBSENSE INC
filed 2003-11-13
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number 000-30093

Websense, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0380839
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification Number)

10240 Sorrento Valley Road
San Diego, California 92121
858-320-8000
(Address of principal executive offices, zip code and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [_] (2) Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12(b)-2): Yes [X] No [ ]

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of October 31, 2003 was 22,374,542.

Websense, Inc.
Form 10-Q
For the Period Ended September 30, 2003

i

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.
Consolidated Balance Sheets
(Unaudited and in thousands)

	September 30,	December 31,
	2003	2002

		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$90,563	$61,713
Marketable securities	76,734	78,753
Accounts receivable, net of allowance for doubtful accounts	21,601	19,840
Deferred income taxes	8,731	8,731
Other current assets	1,321	1,184

Total current assets	198,950	170,221
Property and equipment, net	3,247	2,967
Deferred income taxes, less current portion	6,701	6,701
Deposits and other assets	392	299

Total assets	$209,290	$180,188

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$551	$761
Accrued payroll and related benefits	5,152	3,627
Other accrued expenses	3,353	3,440
Income taxes payable	4,406	970
Current portion of deferred revenue	55,804	46,964

Total current liabilities	69,266	55,762
Deferred revenue, less current portion	22,464	17,715
Stockholders’ equity:
Common stock	225	217
Additional paid-in capital	110,924	107,058
Treasury stock	(4,818)	—
Deferred compensation	(7)	(83)
Retained earnings (deficit)	11,223	(957)
Accumulated other comprehensive income	13	476

Total stockholders’ equity	117,560	106,711

Total liabilities and stockholders’ equity	$209,290	$180,188

See accompanying notes.

Websense, Inc.
Consolidated Statements of Operations
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenue	$21,006	$16,005	$59,034	$43,590
Cost of revenue	1,412	1,081	4,007	3,075

Gross margin	19,594	14,924	55,027	40,515

Operating expenses:
Selling and marketing	8,236	6,610	22,417	18,845
Research and development	3,224	3,063	9,548	7,941
General and administrative	1,770	1,503	4,986	4,548
Amortization of stock-based compensation	11	95	76	380

Total operating expenses	13,241	11,271	37,027	31,714

Income from operations	6,353	3,653	18,000	8,801
Other income, net	418	665	1,873	2,066

Income before income taxes	6,771	4,318	19,873	10,867
Provision for income taxes	2,539	280	7,693	627

Net income	$4,232	$4,038	$12,180	$10,240

Net income per share:
Basic net income per share	$0.19	$0.19	$0.56	$0.49

Diluted net income per share	$0.18	$0.18	$0.53	$0.44

Weighted average shares – basic	22,072	21,319	21,917	21,069

Weighted average shares – diluted	23,035	22,913	22,805	23,170

See accompanying notes.

Websense, Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited and in thousands)

	Common stock

							Accumulated
			Additional		Deferred	Accumulated	other comprehensive	Total stockholders'
	Shares	Amount	paid-in capital	Treasury stock	compensation	deficit	income	equity

Balance at December 31, 2002	21,734	$217	$107,058	$—	$(83)	$(957)	$476	$106,711
Issuance of common stock upon exercise of options	716	7	3,014	—	—	—	—	3,021
Issuance of common stock for ESPP purchase	70	1	852	—	—	—	—	853
Issuance of common stock upon exercise of warrant	4	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	76	—	—	76
Purchase of treasury stock	(289)	—	—	(4,818)	—	—	—	(4,818)
Comprehensive income:
Net income	—	—	—	—	—	12,180	—	12,180
Net change in unrealized gain on marketable securities	—	—	—	—	—	—	(463)	(463)

Comprehensive income								11,717

Balance at September 30, 2003	22,235	$225	$110,924	$(4,818)	$(7)	$11,223	$13	$117,560

See accompanying notes.

Websense, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended

	September 30,	September 30,
	2003	2002

Operating activities:
Net income	$12,180	$10,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,500	1,448
Amortization of deferred compensation	76	380
Deferred revenue	13,589	11,656
Changes in operating assets and liabilities:
Accounts receivable	(1,761)	(2,844)
Deposits and other assets	(230)	(347)
Accounts payable	(210)	392
Accrued payroll and related benefits	1,525	1,037
Other accrued expenses	(87)	841
Income taxes payable	3,436	437

Net cash provided by operating activities	30,018	23,240

Investing activities:
Purchases of property and equipment	(1,780)	(1,558)
Purchases of marketable securities	(134,085)	(66,143)
Maturities and sales of marketable securities	135,641	74,229

Net cash provided by (used in) investing activities	(224)	6,528

Financing activities:
Proceeds from exercise of stock options	3,021	2,462
Proceeds from issuance of common stock for stock purchase plan	853	722
Purchases of treasury stock	(4,818)	—

Net cash provided by (used in) financing activities	(944)	3,184

Increase in cash and cash equivalents	28,850	32,952
Cash and cash equivalents at beginning of period	61,713	23,715

Cash and cash equivalents at end of period	$90,563	$56,667

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

     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in Websense, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

     The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
For the Three Months Ended:
September 30, 2003:
Basic EPS	$4,232	22,072	$0.19
Effect of options	—	963	(0.01)

Diluted EPS	$4,232	23,035	$0.18

September 30, 2002:
Basic EPS	$4,038	21,319	$0.19
Effect of options	—	1,594	(0.01)

Diluted EPS	$4,038	22,913	$0.18

For the Nine Months Ended:
September 30, 2003:
Basic EPS	$12,180	21,917	$0.56
Effect of options	—	888	(0.03)

Diluted EPS	$12,180	22,805	$0.53

September 30, 2002:
Basic EPS	$10,240	21,069	$0.49
Effect of options	—	2,101	(0.05)

Diluted EPS	$10,240	23,170	$0.44

     For the three months ended September 30, 2003 and 2002, there were outstanding options to purchase 1,283,000 and 1,669,000 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective quarters. Therefore, these shares were excluded from the above calculations as they would have had an anti-dilutive effect on EPS.

     For the nine months ended September 30, 2003 and 2002, there were outstanding options to purchase 1,504,000 and 1,065,000 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective nine months. Therefore, these shares were excluded from the above calculations as they would have had an anti-dilutive effect on EPS.

3. Amortization of Stock-Based Compensation

     For the three- and nine-month periods ended September 30, 2003 and 2002, the Company recorded amortization of stock-based compensation. The allocation of the expense by operating expense category is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Selling and marketing	$5	$26	$29	$100
Research and development	3	16	15	62
General and administrative	3	53	32	218

Total amortization of stock-based compensation	$11	$95	$76	$380

4. Comprehensive Income

     Components of comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income	$4,232	$4,038	$12,180	$10,240
Change in unrealized gain on investments	(53)	300	(463)	466
Translation adjustment	—	41	—	—

Comprehensive income	$4,179	$4,379	$11,717	$10,706

     Accumulated other comprehensive income totaled $13,000 and $476,000 at September 30, 2003 and December 31, 2002, respectively.

5. Stock-Based Compensation

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued in December 2002. The pro forma effects of stock-based compensation on net income and net income per share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions since the Company’s initial public offering in March of 2000: risk free interest rates of 2.36% to 6.0%, dividend yields of 0%, expected volatility of 98% to 132%, and life of 5 years.

     The Company’s adjusted pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income as reported	$4,232	$4,038	$12,180	$10,240
Stock-based employee compensation cost included in net income as reported, net of tax (1), (2)	7	89	47	358
Compensation expense under FAS 123, net of tax (2)	(2,095)	(2,797)	(6,074)	(7,566)

Pro forma net income	$2,144	$1,330	$6,153	$3,032

Basic net income per share as reported	$0.19	$0.19	$0.56	$0.49
Pro forma basic net income per share	$0.10	$0.06	$0.28	$0.14
Diluted net income per share as reported	$0.18	$0.18	$0.53	$0.44
Pro forma diluted net income per share	$0.09	$0.06	$0.27	$0.13

(1)	The Company is recognizing deferred stock-based compensation expense on the deemed fair value of options granted prior to our initial public offering in March 2000. This expense is being amortized on a declining basis over approximately a four-year period which began in March 2000.

(2)	The Company had an effective tax rate of 38% and 6% in the three months ended September 30, 2003 and 2002, respectively. The Company had an effective tax rate of 39% and 6% in the nine months ended September 30, 2003 and 2002, respectively.

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

     During the nine months ended September 30, 2003, we derived approximately 29% of revenue from international sales compared with approximately 31% for the nine months ended September 30, 2002. Despite the decline year-over-year as a percentage of total revenue, international sales increased 27% in the third quarter of 2003 over the third quarter of 2002, and we believe international markets represent a significant growth opportunity and are continuing to expand our international operations, particularly in selected countries in the European, Latin American and Asia/Pacific markets.

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

     Deferred Tax Assets. As required by Statement of Financial Accounting Standards No. 109 (“SFAS 109”), we recognize tax assets on the balance sheet if it is “more likely than not” that they will be realized on future tax returns. During 2002, we reassessed the valuation allowance previously established against U.S. deferred tax assets. Factors considered by us included: our earnings history, projected earnings based on current operations, and projected future taxable income in excess of stock option deductions. Based on these factors, we concluded that it was more likely than not that the U.S. deferred tax assets would be realized. Accordingly, we released the valuation allowance of $14.3 million, which resulted in an income tax benefit of approximately $9.3 million. The remaining $5.0 million was credited to additional paid-in capital as it related to the tax benefit of stock option deductions. However, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination was made. As of December 31, 2002, we had $15.4 million in deferred tax assets.

Results of Operations

Three months ended September 30, 2003, compared with the three months ended September 30, 2002

     The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended

	September 30, 2003	September 30, 2002

	(Unaudited)
Revenue	100%	100%
Cost of revenue	7	7

Gross margin	93	93
Operating expenses:
Selling and marketing	39	41
Research and development	15	19
General and administrative	9	9
Amortization of stock-based compensation	—	1

Total operating expenses	63	70

Income from operations	30	23
Other income, net	2	4

Income before income taxes	32	27
Provision for income taxes	12	2

Net income	20%	25%

Revenue

     Revenue increased to $21.0 million in the third quarter of 2003 from $16.0 million in the third quarter of 2002. This increase was primarily a result of the addition of new customers. Approximately 40% of subscription revenue recognized in the third quarter of 2003 was derived from sales to first-time customers, who initially purchased one-, two-, or three-year subscriptions to Websense Enterprise in 2003 or prior years. The remaining 60% of subscription revenue was generated from renewal business with existing customers. We expect revenue to grow at a slower rate in 2003 than 2002, principally as a result of the larger revenue base at September 30, 2003 compared with September 30, 2002 and uncertain global economic factors.

Cost of Revenue

     Cost of revenue consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenue increased to $1.4 million in the third quarter of 2003 from $1.1 million in the third quarter of 2002. The increase was primarily due to the costs associated with additional personnel in our technical support and database groups. We expect cost of revenue to increase in the future as we support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue remained unchanged at 7% during the third quarters of 2003 and 2002. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

     Gross margin increased to $19.6 million in the third quarter of 2003 from $14.9 million in the third quarter of 2002. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin remained unchanged at 93% in the third quarters of 2003 and 2002. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

     Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions; costs related to public relations, investor relations, advertising, promotions and travel; and allocated facilities costs and depreciation expenses. Selling and marketing expenses increased to $8.2 million in the third quarter of 2003 from $6.6 million in the third quarter of 2002. The increase in selling and marketing expenses of $1.6 million was primarily due to increased headcount costs as well as higher commission expenses related to higher sales levels. We expect selling and marketing expenses to increase in the future as more personnel are added to support our expanding selling and marketing efforts worldwide.

     Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, and allocated facilities costs and depreciation expenses. Research and development expenses increased to $3.2 million in the third quarter of 2003 from $3.1 million in the third quarter of 2002. The increase of $100,000 in research and development expenses was primarily a result of personnel added since the third quarter of 2002. We expect research and development expenses to increase in the future, as more personnel are added to support additional technology partners, product enhancements, and the expansion of our product offerings.

     General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, human resources and administrative personnel, third party professional service fees, allocated facilities costs and depreciation expenses. General and administrative expenses increased to $1.8 million in the third quarter of 2003 from $1.5 million in the third quarter of 2002. The $300,000 increase in general and administrative expenses is primarily a result of an increase in state sales tax expenses and additional personnel needed to support our growing operations, both domestically and internationally. We expect general and administrative expenses to increase in future periods, reflecting growth in operations and increasing expenses associated with being a public company and expansion of our international operations.

     Amortization of stock-based compensation. Amortization of stock-based compensation decreased to $11,000 in the third quarter of 2003 from $95,000 in the third quarter of 2002. The decrease in the amortization expense is primarily due to the accelerated method of amortization that we have applied since our initial public offering. The remaining deferred stock-based compensation balance of $7,000 will be completely amortized as of December 2003.

Other Income, Net

     Other income decreased to $418,000 in the third quarter of 2003 from $665,000 in the third quarter of 2002. The decrease is due primarily to lower interest rates generated by our cash and cash equivalents and marketable securities despite increased balances as of September 30, 2003 as compared with September 30, 2002. The lower interest rates are substantially the result of the lower interest rate environment combined with our strategy to maximize the after-tax return on our investments by purchasing lower interest tax-exempt investments beginning in the second quarter of 2003. As of September 30, 2003, the majority of our total cash and cash equivalents and marketable securities were tax-exempt, compared to no such investments at September 30, 2002. We expect the majority of our cash and cash equivalents and marketable securities will continue to be held in tax-exempt investments during the fourth quarter of 2003.

Provision for Income Taxes

     In the third quarter of 2002, our provision for income taxes is related to our wholly-owned subsidiaries in the United Kingdom and Japan as well as domestic state income taxes. Beyond these domestic state income taxes, we did not provide for any other income taxes related to our U.S. operations due to the partial utilization of our deferred tax assets in the third quarter of 2002. Our provision for income taxes in the third quarter of 2003 relates to our wholly-owned subsidiaries in the United Kingdom, Japan, Australia, France and Germany as well as U.S. federal and state income taxes. We expect an effective tax rate of approximately 38% for 2003. Subsequent to 2003, our effective tax rate may decrease over time due to benefits derived from lower tax rates associated with foreign income.

Nine months ended September 30, 2003, compared to the nine months ended September 30, 2002

     The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Nine Months Ended

	September 30, 2003	September 30, 2002

	(Unaudited)
Revenue	100%	100%
Cost of revenue	7	7

Gross margin	93	93
Operating expenses:
Selling and marketing	38	43
Research and development	16	18
General and administrative	9	10
Amortization of stock-based compensation	—	1

Total operating expenses	63	72

Income from operations	30	21
Other income,net	3	4

Income before income taxes	33	25
Provision for income taxes	13	1

Net income	20%	24%

Revenue

     Revenue increased to $59.0 million in the first nine months of 2003 from $43.6 million in the first nine months of 2002. This increase was primarily a result of the addition of new customers. Approximately 42% of subscription revenue recognized in the first nine months of 2003 was derived from sales to first-time customers, who initially purchased one-, two-, or three-year subscriptions to Websense Enterprise in 2003 or prior years. The remaining 58% of subscription revenue was generated from renewal business with existing customers. We expect revenue to grow at a slower rate in 2003 than 2002, principally as a result of the larger revenue base at September 30, 2003 compared with September 30, 2002 and uncertain global economic factors.

Cost of Revenue

     Cost of revenue increased to $4.0 million in the first nine months of 2003 from $3.1 million in the first nine months of 2002. The increase was primarily due to the costs associated with additional personnel in our technical support and database groups. We expect cost of revenue to increase in the future as we support the growth and maintenance of our database as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue remained unchanged at 7% during the first nine months of 2003 and 2002. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

     Gross margin increased to $55.0 million in the first nine months of 2003 from $40.5 million in the first nine months of 2002. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin remained unchanged at 93% during the first nine months of 2003 and 2002. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

     Selling and marketing. Selling and marketing expenses increased to $22.4 million in the first nine months of 2003 from $18.8 million in the first nine months of 2002. The increase in selling and marketing expenses of $3.6 million was primarily due to increased headcount costs as well as higher commission expenses related to higher sales levels. We expect selling and marketing expenses to increase in the future as more personnel are added to support our globally expanding selling and marketing efforts.

     Research and development. Research and development expenses increased to $9.5 million in the first nine months of 2003 from $7.9 million in the first nine months of 2002. The increase of $1.6 million in research and development expenses was primarily a result of personnel added since the first nine months of 2002 to support our expanded list of technology partners, the enhancements of Websense Enterprise, including the development of Websense Enterprise v5.0 and subsequent versions, and additional products such as Client Application Manager™ and Bandwidth Optimizer™. We expect research and development expenses to increase in the future, as more personnel are added to support additional technology partners, product enhancements and expansion of our product offerings.

     General and administrative. General and administrative expenses increased to $5.0 million in the first nine months of 2003 from $4.6 million in the first nine months of 2002. The $400,000 increase in general and administrative expenses is primarily due to an increase in personnel to support our growing operations, both domestically and internationally. We expect general and administrative expenses to increase in future periods, reflecting growth in operations and increased expenses associated with being a public company and expansion of our international operations.

     Amortization of stock-based compensation. Amortization of stock-based compensation decreased to $76,000 in the first nine months of 2003 from $380,000 in the first nine months of 2002. The decrease in the amortization expense is primarily due to the accelerated method of amortization that we have applied since our initial public offering. The remaining deferred stock-based compensation balance of $7,000 will be completely amortized as of December 2003.

Other Income, Net

     Other income decreased to $1.9 million in the first nine months to 2003 from $2.1 million in the first nine months of 2002. The decrease is due primarily to lower interest rates generated by our cash and cash equivalents and marketable securities despite increased balances as of September 30, 2003 as compared with September 30, 2002. The lower interest rates are substantially the result of the lower interest rate environment combined with our strategy to maximize the after-tax return on our investments by purchasing lower interest tax-exempt investments beginning in the second quarter of 2003. As of September 30, 2003, the majority of our total cash and cash equivalents and marketable securities were tax-exempt, compared to no such investments at September 30, 2002. We expect the majority of our cash and cash equivalents and marketable securities will continue to be held in tax-exempt investments during the fourth quarter of 2003.

Provision for Income Taxes

     In the first nine months of 2002, our provision for income taxes is related to our wholly-owned subsidiaries in the United Kingdom and Japan as well as domestic state income taxes. Beyond these domestic state income taxes, we did not provide for any other income taxes related to our U.S. operations due to the partial utilization of our deferred tax assets in the first nine months of 2002. Our provision for income taxes in the first nine months of 2003 relates to our wholly-owned subsidiaries in the United Kingdom, Japan, Australia, France and Germany as well as U.S. federal and state income taxes. We expect an effective tax rate of approximately 38% for 2003. Subsequent to 2003, our effective tax rate may decrease over time due to benefits derived from lower tax rates associated with foreign income.

Liquidity and Capital Resources

     As of September 30, 2003, we had cash and cash equivalents of $90.6 million and investments in marketable securities of $76.7 million and retained earnings of $11.2 million.

     Net cash provided by operating activities was $30.0 million in the first nine months of 2003 compared with $23.2 million in the first nine months of 2002. The increase in cash provided by operating activities in the first nine months of 2003 was primarily due to an increase in net income, an increase in deferred revenue (our subscriptions are initially recorded as deferred revenue) and an increase in income taxes payable. Our operating cash flow and revenue are significantly influenced by subscription renewals. A decrease in subscription renewals could negatively impact our revenue and operating cash flow.

     Net cash used by investing activities was $200,000 in the first nine months of 2003 compared with net cash provided by investing activities of $6.5 million in the first nine months of 2002. The decrease in cash provided by investing activities in the first nine months of 2003 was primarily due to less maturities and sales of marketable securities to offset purchases of marketable securities.

     Net cash used by financing activities was $900,000 in the first nine months of 2003 compared with net cash provided by financing activities of $3.2 million in the first nine months of 2002. The decrease in cash from financing activities in the first nine months of 2003 was primarily due to the use of $4.8 million for the repurchase of 289,000 shares of our common stock.

     We have operating lease commitments of approximately $300,000 during the remainder of 2003, $1.2 million in 2004, $1.2 million in 2005, $1.2 million in 2006 and $1.3 million in 2007. A significant majority of our operating lease commitments are related to our corporate headquarters lease, which was renewed in April 2002. The lease renewal incentives resulted in no rent payments in the third and fourth quarters of 2002 and escalating rent payments from 2004 to 2007. The rent expense related to our corporate headquarters lease renewal is recorded monthly on a straight-line basis in accordance with generally accepted accounting principles.

     On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of September 30, 2003, we had repurchased 289,000 shares of our common stock under this program, totaling $4.8 million at an average price of $16.67 per share.

     We believe that our cash and cash equivalents balances and investments in marketable securities will be sufficient to satisfy our cash requirements for at least the next 12 months. We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities and may repurchase our common stock from time to time as described above. If existing cash is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing, and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

     We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2003. Declines in interest rates over time will, however, reduce our interest income.

     We mitigate our foreign currency risks principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of our subsidiaries are kept in the local currencies in which they do business. For the quarter ended September 30, 2003, all of our billings, including those billed by our operations in Ireland, were denominated in our functional currency, which is the U.S. dollar.

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

31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

32.2 Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

(b) Reports on Form 8-K

On July 7, 2003, the Company filed a Current Report on Form 8-K reporting that preliminary financial results for its second quarter ended June 30, 2003 were available in a press release dated July 7, 2003.

On July 22, 2003, the Company filed a Current Report on Form 8-K reporting that financial results for its second quarter ended June 30, 2003 were available in a press release dated July 22, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: November 13, 2003	By:	/s/ JOHN B. CARRINGTON

John B. Carrington Chairman of the Board and Chief Executive Officer

Date: November 13, 2003	By:	/s/ DOUGLAS C. WRIDE

Douglas C. Wride Chief Financial Officer