Form 10-K
period 2003-12-31
WEBSENSE INC
filed 2004-03-12
CIK 1098277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒  No ☐  (2) Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12(b)-2): Yes ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2003 was approximately $303 million (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq National Market for that date). Shares of Common Stock held by each officer, director and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 29, 2004 was 22,841,938.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 2, 2004 are incorporated by reference into Part III.

Certain exhibits filed with the registrant’s prior registration statements and forms 10-K are incorporated herein by reference into Part IV of this Report.

Websense, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2003

TABLE OF CONTENTS

Part I
Item 1.	Business................................................................................................................................................................	1
Item 2.	Properties..............................................................................................................................................................	17
Item 3.	Legal Proceedings................................................................................................................................................	17
Item 4.	Submission of Matters to a Vote of Security Holders.........................................................................................	17

Part II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters..................................................	18
Item 6.	Selected Financial Data........................................................................................................................................	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations..............................	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.............................................................................	38
Item 8.	Financial Statements and Supplementary Data....................................................................................................	39
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure…..........................	60
Item 9A.	Controls and Procedures.......................................................................................................................................	60

Part III
Item 10.	Directors and Executive Officers of the Registrant..............................................................................................	60
Item 11.	Executive Compensation......................................................................................................................................	61
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters............	61
Item 13.	Certain Relationships and Related Transactions..................................................................................................	62
Item 14.	Principal Accountant Fees and Services...............................................................................................................	62

Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................................................	63
	Signatures.............................................................................................................................................................	65

i

PART I

Forward Looking Statements

This report on Form 10-K may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

•                  anticipated trends in revenue;

•                  growth opportunities in domestic and international markets;

•                  customer acceptance and satisfaction with our products;

•                  expected trends in operating and other expenses;

•                  anticipated cash and intentions regarding usage of cash;

•                  changes in effective tax rates; and

•                  anticipated product enhancements or releases.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

You should carefully review and consider the various disclosures in this report regarding factors that could cause actual results to differ materially from anticipated results, including those factors under the caption “Risks and Uncertainties” under Item 7 below, and elsewhere in this report.

Item 1. Business

Overview

We provide employee Internet management (EIM) products that enable organizations to analyze, report and manage how their employees use computing resources, including Internet access, instant messaging (IM), peer-to-peer file sharing, network bandwidth and desktop applications.  Our primary product offering is the Websense Enterprise® software application, our central policy engine and management console.  Websense Enterprise gives businesses the ability to improve employee productivity, conserve network bandwidth, mitigate potential legal liability, and enhance network security by identifying potential risks and rapidly configuring and implementing policies to manage their employees’ Internet access and use of software applications. Websense Enterprise also serves as a platform for related Websense add-on modules, such as Client Application Manager™, Bandwidth Optimizer™, Instant Messaging (IM) Attachment Manager™, and Client Policy Manager™, and supports a variety of reporting options that allow organizations to document patterns of employees’ use of computing resources.

Our flexible software applications operate in conjunction with our proprietary databases to manage employee access to websites, employee use of network bandwidth, and employee software application use at the desktop. They operate at three primary points of policy enforcement:  the Internet gateway, the network and the employee desktop.  Our databases, including website URLs, commonly used network and Internet protocols, software applications, and other executable files, are available for daily differential downloads. The Websense URL database is organized into more than 90 categories and encompasses more than 5.5 million websites as of December 31, 2003, representing more than one billion webpages. The software application database has classified over 250,000 software executable files in more than 50 categories. Our databases are updated each business day using a proprietary process of automated content assessment and classification, with manual verification.

Websense Enterprise and the add-on modules are easy to deploy and use. Our products are integrated with a wide range of network access platforms, including market-leading firewalls, caching appliances, proxy-servers, switches, routers and other network appliances, and can scale with our customers’ needs to serve an unlimited number of users across multiple locations.

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

The Internet has also become a highly popular consumer medium for communication, entertainment, information and commerce. Market research firm International Data Corp. (IDC) has projected that the number of corporate Internet users worldwide will grow from an estimated 250 million in 2002 to more than 449 million in 2006. This rapid adoption of the Internet has been accompanied by remarkable growth in the number of consumer-oriented content and commerce websites and by an expanding assortment of Web-based consumer services and applications. Internet users today have the ability to communicate through e-mail and instant messaging, retrieve news and information from numerous Internet sources, download music, movies and other high-bandwidth content, share files over peer-to-peer networks, make online purchases of goods and services ranging from books to airline tickets, and generally access a broad range of non-business content and commerce websites. As the rapid evolution of Internet technology and Web content continues, the amount and types of data, as well as the way people access it, has increased, creating growing challenges for employers.

Internet access in the workplace is fast, convenient and essentially free to employees. According to recent data from Internet research firm ComScore Networks, only approximately 28 percent of people accessing the Internet from home use a high-speed connection, compared to 87 percent at work.  Therefore, in general, employees enjoy quicker and relatively unrestricted Internet access from their work desktop computers. As a result, many employees use their employers’ computing resources for recreational “web surfing,” peer-to-peer file sharing, downloading of high-bandwidth content, instant messaging and other personal matters during business hours. However, this unmanaged non-business use of company computing and network resources, including Internet access, can result in increased risk and cost to the employer, including lost employee productivity, increased network bandwidth consumption, increased network security risks, and potential legal liability. Additionally, an employee’s use of websites that offer free software downloads, pirated software and peer-to-peer applications may introduce spyware and other malicious code to the employee’s desktop and to the corporate network, placing valuable corporate data at risk.  In recent years, the rapid rise in the use of instant messaging and peer-to-peer file sharing in the workplace has created new conduits for viruses and malicious code that bypass traditional network security measures.  All of these factors can contribute to higher costs for companies that make computing and network resources available to their employees.

Businesses are increasingly recognizing the multiple risks and hidden costs associated with personal Internet and computer use in the workplace. For example, recent studies indicate that as many as nine out of 10 desktop computers are infected with spyware. Additionally, 45 percent of businesses in a 2003 FBI survey detected unauthorized access to corporate data by inside employees. According to a study we commissioned with Harris Interactive, more than 75 percent of mid- to large-sized companies surveyed had reprimanded or disciplined employees for Internet misuse while at work with nearly half of those companies having also terminated employees for inappropriate Internet activity.

Traditionally, employers have attempted to mitigate the legal liability, productivity and bandwidth waste risks through written policies governing acceptable employee use of computing resources, and they have sought to protect against security risks with a combination of external firewalls and anti-virus software.  With the growth in multi-media content, the proliferation of blended viruses and the rapid increase in employee use of instant messaging and peer-to-peer file sharing, employers are finding that these measures are increasingly inadequate. Written Internet access and software application use policies are easily ignored, difficult to enforce and often require manual review of log files, which is both cumbersome and time-consuming. Because this method of enforcement does not proactively curtail undesirable Internet and software application usage, employers are forced to take potentially costly disciplinary actions after the fact. Firewalls can provide protection against external threats such as hacking, but do little to prevent employees from accessing unauthorized data from within an organization. Anti-virus software provides protection from e-mail borne viruses, but does not prevent the possible theft or corruption of corporate data by spyware and offers only limited protection against viruses that proliferate via peer-to-peer networks and instant messaging.

To address these problems, businesses are recognizing the need for a proactive approach to managing employee use of the Internet and computing resources, as well as the need to layer security and policy enforcement measures across multiple network access points, including the Internet gateway, the internal network infrastructure, and employees’ desktops.  In the past, many businesses have sought products that enable them to proactively manage their employees’ Internet access through filtering of URLs. Early Internet filtering software for the enterprise was largely derived from products that were originally developed to help parents prevent their children from accessing adult content at home or in schools, and used keyword matching and dynamic page review to block content. These products, and other more recent products, are limited to filtering of website URLs and do not address the evolving nature of Internet use with the accompanying rise in the use of instant messaging and peer-to-peer file sharing. Additionally, they typically lack the ability to meet the needs of growing organizations, cannot operate on multiple network platforms, do not provide the flexibility required by management and can be labor-intensive to deploy, consuming valuable information technology resources. Moreover, these applications generally do not operate in conjunction with a comprehensive database that is consistently refreshed and as effective.

Workplace management of non-business-related use of computing resources and Internet access is an increasingly important priority because of its impact on employee productivity, network bandwidth consumption, network and data security and potential legal liability. Given the necessity of corporate Internet access and consumers’ continuing adoption of the Web as a mass communication, entertainment, information and commerce medium, we believe there is a significant opportunity for an employee Internet management solution that effectively addresses the needs of businesses to manage employee usage of the computing environment, including Internet access and desktop application use. Additionally, although the Web and e-mail are the primary drivers of Internet traffic today, the rapid emergence of Internet-enabled applications creates the need for software that applies management policies to file types, applications, and protocols, as well as Web pages, at multiple points on the network. Software tools are needed to implement policy-based bandwidth management and regulation of applications such as instant messaging, peer-to-peer file exchange tools, interactive games and desktop software applications.  These solutions must also be adaptable enough to manage new applications and technologies as they are developed.

Our Employee Internet Management Solutions

We provide EIM products that enable businesses to analyze, report, and manage how their employees use the Internet, the network and their desktop computers. Our primary product is Websense Enterprise, a software application and database package that gives business managers the ability to implement customized Internet access and use policies for different users and groups within the business, and supports an organization’s efforts to improve employee productivity, conserve network bandwidth, enhance network security, and mitigate potential legal liability.  Websense Enterprise also serves as a policy platform and management console for related add-on modules.   Websense Enterprise and the add-on modules are sold on a subscription basis.

The application component of Websense Enterprise allows managers patented flexibility to select the types of Internet content and applications they wish to allow, block or continue access to based on the database categories we have defined. Our software enforces these managerial selections at the Internet gateway, on the network, and at the desktop by comparing website and application launch requests with management-defined policies and the URLs, applications and protocols we have categorized in our databases.

The add-on modules extend and enhance the policy enforcement capabilities of Websense Enterprise to the network and to the employee’s desktop computer.  Client Application Manager installs an agent on the employee’s desktop that allows managers to apply block, continue, and allow policies to the launch of more than 50 categories of software applications and executables, including business productivity, instant messaging, peer-to-peer file sharing, games and hacking applications. Client Application Manager compliments existing network and desktop security measures by blocking the launch of malicious applications at the desktop, such as hacking tools, keystroke loggers, spyware and worms. The functionality of Client Application Manager will be enhanced through the planned release of Client Policy Manager in May 2004.  Bandwidth Optimizer utilizes a network agent to monitor and manage network traffic, allowing managers to create Internet use policies that disable non-business related traffic when available network bandwidth drops below pre-determined thresholds. IM Attachment Manager enhances the built-in instant messaging management capabilities of Websense Enterprise by allowing managers to control the sending and receiving of file attachments.  All of these add-on modules are enabled and managed from the central management console of Websense Enterprise.

The principal benefits of our products include:

Enhanced Network and Data Security. Websense Enterprise adds an additional layer of protection to an organization’s network and data security by blocking employee access to security-risk sites such as those containing malicious mobile code or spyware.  This allows an organization to proactively reduce the risk of malicious mobile code attacks - such as Web-based worms, viruses, Visual Basic scripts and more – and prevent back-channel communication of important corporate or personal data by spyware programs.  Additionally, Client Application Manager can be used to prevent the launch of viruses, hacking tools, peer-to-peer file sharing programs and other malicious executable files or otherwise unauthorized applications at the employee’s desktop or laptop computer, including when disconnected from the network, preventing the spread of viruses throughout the network and reducing the risk of unauthorized data access by employees.

Increased Employee Productivity. Our software gives businesses the ability to more effectively manage employees’ use of corporate computing resources, including Internet access, application use at the desktop and network bandwidth, thereby reducing non-productive use of these assets by employees. Websense Enterprise enables organizations to identify the pattern and scope of employees’ Internet use, and to manage access to non-business related content and applications such as instant messaging and peer-to-peer file sharing. In addition, our software allows managers to permit or deny Internet access based on the employee, type of user, time of day, amount of personal surfing time, and type of content being accessed. Websense Enterprise may also be configured to set time-based quotas for each employee, allowing for limited personal surfing during the workday, limiting workplace distractions but allowing appropriate use of the organization’s high-speed Internet connection.  Our Client Application Manager add-on module allows managers to apply similar policies to employees’ use of non-business related applications on their desktop computers, such as games and hacking tools.

Conservation of IT Resources. We believe Websense Enterprise allows organizations to reduce bandwidth consumption by managing personal Internet use and access to websites, in particular those which may contain bandwidth-intensive content, such as streaming audio and video, MP3 music files, multi-player games and other new media. The Bandwidth Optimizer add-on module, used in conjunction with Websense Enterprise, further enhances bandwidth management capabilities by monitoring network usage in real-time and by allowing employee access management based on bandwidth thresholds. For example, Bandwidth Optimizer can temporarily disable non-business network traffic when available bandwidth drops below pre-determined thresholds. Reducing the bandwidth consumed by non-business-related Internet traffic allows an organization to use its network more efficiently and effectively, and helps ensure that bandwidth is available for mission-critical business applications such as voice-over-IP. In addition, by limiting access to bandwidth-intensive content, organizations are able to save valuable network storage from being cluttered with MP3s, images and other files. This avoids costs arising from the need to buy additional networking equipment or storage servers.

Reduced Exposure to Potential Legal Liabilities. Websense Enterprise supports organizations’ efforts to reduce exposure to legal liability resulting from the improper use of the Internet in the workplace. By implementing our products in conjunction with an overall corporate Internet usage policy, organizations can proactively curtail access to objectionable Internet content such as adult entertainment, illegal activities, hate and racism.  Websense Enterprise can also manage the use of peer-to-peer file sharing, reducing the risk that unauthorized copyrighted material is being downloaded and stored on company servers.

In addition to the benefits above, our products provide these key features:

Access to Comprehensive Databases of URLs, Software Applications and Network Protocols. We provide access to proprietary databases that categorize website URLs, software applications and executables and commonly used network and Internet protocols. We have categorized more than 5.5 million websites in our URL database, and more than 1.5 million dead links that have been purged from the database.  These website URLs have been classified into more than 90 different categories to enable organizations to determine the types of Internet content that are appropriate for their workplace culture. We add approximately 5,000 newly categorized websites each business day to our URL databases and make these updates available to our customers for daily differential downloads.  This daily two-way communication with our customers allows us to refresh the databases to remove inactive links and irrelevant content and identify changing content and newly emerging sites.  In the software application database, we have categorized over 250,000 software executable files in more than 50 categories, such as instant messaging, spyware, hacking and games.

Ability to Configure and Manage Employee Internet and Application Usage Policies from a Single Management Console. Websense Enterprise allows organizations to configure specific Internet and application usage policies for various groups, user types or individuals from a single management console. Through our easy-to-use interface, we allow managers to implement Internet and application use policies with limited investment of information technology resources and personnel.  Organizations may choose Internet use options which include blocking websites, setting time periods for access, allowing access but generating an exception report, allowing users a specified amount of personal surfing or deferring access until additional network bandwidth is available.  Organizations can apply similar policies to the use of applications at the desktop, specifying permissions based on application category, user group, workstation, or IP address.

Multiple Options for Identifying, Analyzing and Reporting on Employee Internet and Application Use. Websense Enterprise includes several analysis and reporting modules to provide managers and IT administrators with multiple options for identifying, analyzing and reporting on Internet and desktop application activity and the risks associated with employee computing. These options include a full-featured reporting engine with pre-defined and customizable report templates, a real-time analyzer that provides a current view of network activity and browser-based reporting tools that allow non-technical managers to view Internet and application use data.

Ability to Adapt to our Customers’ Employee Computing Patterns. We utilize our relationship with our customers to help our software adapt to evolving employee computing and Internet access patterns. We accomplish this with WebCatcher™, a patent-pending feature by which customers anonymously send uncategorized websites visited by their employees to us for review and categorization into the Websense URL database. AppCatcher,™ another patent-pending feature, creates the same feedback mechanism for software applications and network protocols.  As new websites, protocols and applications are categorized, the updated databases are available for daily download by the entire customer base.

Premium Group Database Categories for Emerging Web Content. Websense has developed Premium Group (PG) categories for our database of URLs that encompass emerging Web content. Websense Productivity PG™ focuses on productivity management by allowing administrators to manage message boards and clubs, advertisements, freeware/shareware, instant messaging, online brokerage and trading, and pay-to-surf sites. Websense Bandwidth PG™ focuses on bandwidth management and features sites relating to Internet radio and TV, peer-to-peer file sharing, personal network storage/backup, Internet telephony and streaming media.  Websense Security PG™ focuses on network security by categorizing websites containing malicious mobile code and spyware.

Ability to Scale and Operate on a Variety of Network Platforms. Our software is designed to have minimal impact on network performance. Websense Enterprise is available on a broad range of network platforms, and can support up to 50,000 users on a single server. Our software works with popular proxy servers, firewalls, cache engines, switches and routers offered by Internet infrastructure providers such as Blue Coat Systems, Check Point, Cisco, Microsoft, Netscreen, Network Appliance, and Nokia.

Products and Services

Websense Enterprise. Websense Enterprise is the foundation of our software offerings and includes our proprietary central policy engine, central management console and multiple reporting options. Websense Enterprise allows organizations to manage employees’ use of corporate computing resources by filtering access to websites, applications, protocols and bandwidth based on management-defined policies.  We sell subscriptions to the Websense Enterprise platform and databases based on the number of users to be managed. Additional application modules and enhanced technical support are priced separately. Revenues from sales of subscriptions to Websense Enterprise accounted for 100% of total revenues in 2003 and 2002, and 99% of total revenues in 2001.

Websense Enterprise integrates with an organization’s network server, proxy server, switch, router or firewall and is designed to work in networks of virtually any size and configuration. We currently offer three deployment options:

•                  Integrated deployment on a separate server that is tightly integrated with the network gateway platform to offer pass-through filtering that maximizes stability, scalability and performance.

•                  Embedded deployment on an appliance or gateway product to reduce hardware expense and enhance ease-of-use, particularly in remote locations.

•                  Stand-alone deployment utilizing a network agent to deliver pass-by filtering capabilities in any network environment.

The table below describes many of the platforms with which Websense Enterprise can be integrated:

Firewall Solutions:	Cache/Proxy Solutions:
• Check Point	• Cisco Content Engine
• Cisco PIX	• Dell PowerApp Cache
• CyberGuard	• HP ProLiant
• Lightspeed	• HP Web Cache
• Netscreen	• IMimic DataReactor
• ServGate	• InfoLibria DynaCache
• SLMsoft	• Inktomi Traffic Server
• SonicWall	• Microsoft ISA Server
• Microsoft Proxy Server
Switch/Router Solutions:	• Network Appliance NetCache
• Cisco Catalyst 6500	• Novell Volera Excelerator
• Cisco Router Series 800 through 7400	• ServGate
• Squid
Appliance Solutions:	• Stratacache StrataCORE
• Blue Coat Systems	• Sun ONE Web Proxy Server (formerly iPlanet)
• Crossbeam X40S Blade Server	• 3Com Webcache
• Immunex
• Nokia

Web Filtering. Websense Enterprise enables employers to proactively analyze, report and manage employee access to websites based on the content of the requested website. Our software application gives managers patented ability to customize, implement and modify Internet access policies for various groups, user types and individuals by filtering access to websites. A graphical interface enables business managers to define the categories of websites to which access will be managed. The filtering software examines each Internet access request, determines the category of the requested website and applies the policies that have been defined by the company. Some examples of management options include:

•                  Allow. The request is allowed to proceed, because the organization has chosen not to restrict access to the category applicable to the website.

•                  Block. The requested website is in a category that is not allowed to be accessed according to the policy in effect.

•                  Time-based Quotas. Users are allowed a specified amount of personal surfing time within categories that are determined by the administrator. Once the user reaches his or her quota time, he or she is no longer able to access sites in those categories.

•                  Continue with Exception Report. The user is reminded about the organization’s Internet usage policy, but can choose to access the requested website.

•                  Time of Day.  Filtering options can be managed by time of day.  For example, access to shopping sites could be blocked during business hours and permitted at all other times.

The Websense URL Database. We offer extensive and regularly updated databases of websites. Our URL database currently catalogs more than 5.5 million websites, representing approximately one billion webpages in more than 50 languages, cataloged into more than 90 categories. Through proprietary techniques that create unique digital fingerprints of individual webpages, as well as customer features such as WebCatcher, we add approximately 5,000 newly categorized websites per business day to our database and make these updates available for daily differential downloads. In addition, our database is refreshed daily to remove dead links and irrelevant content and to identify changing content and newly emerging sites.

The breadth and specificity of website categories we have defined provide flexibility in selecting which types of material should be allowed, blocked or reported. We identify the types of content that we believe employers would deem to be unacceptable, inappropriate or undesirable in a work environment based on input we receive from our customers, and define the categories accordingly. Categories in our databases include the following:

• Abortion	• Image Servers
• Pro-Choice	• Image (Media)
• Pro-Life	• Network Error
• Adult Material	• Private IP Address
• Adult Content	• Uncategorized
• Lingerie & Swimsuit	• News & Media
• Nudity	• Alternative Journals
• Sex	• Productivity PG
• Sex Education	• Advertisements
• Advocacy Groups	• Freeware & Software Download
• Business & Economy	• Instant Messaging
• Financial Data & Services	• Message Boards & Clubs
• Drugs	• Online Brokerage & Trading
• Abused Drugs	• Pay-to-Surf
• Marijuana	• Bandwidth PG
• Prescribed Medications	• Internet Radio & TV
• Supplements & Unregulated Compounds	• Internet Telephony
• Education	• Peer-to-Peer File Sharing
• Cultural Institutions	• Personal Network Storage and Backup
• Educational Institutions	• Streaming Media
• Educational Materials	• Security PG
• Reference Materials	• Malicious Web Sites
• Entertainment	• Spyware
• MP3	• Racism & Hate
• Gambling	• Religion
• Games	• Non-Traditional Religions & Occult & Folklore
• Government	• Traditional Religions
• Military	• Shopping
• Political Organizations	• Internet Auctions
• Real Estate

• Health	• Social Organizations
• Illegal or Questionable	• Professional and Worker Organizations
• Information Technology	• Service and Philanthropic Organizations
• Computer Security	• Social and Affiliation Organizations
• Hacking	• Society & Lifestyles
• Proxy Avoidance	• Alcohol & Tobacco
• Search Engines & Portals	• Gay or Lesbian or Bisexual Issues
• URL Translation Sites	• Hobbies
• Web Hosting	• Personal Web Sites
• Internet Communication	• Personals Dating
• Web Chat	• Restaurants & Dining
• Web-based Email	• Special Events
• Job Search	• Sports
• Militancy & Extremist	• Sport Hunting & Gun Clubs
• Miscellaneous	• Tasteless
• Content Delivery Networks	• Travel
• Dynamic Content	• User-Defined
• File Download Servers	• Vehicles
• Violence
• Weapons

Reporting and Analysis. Websense Enterprise includes several reporting modules to meet the information needs of different management groups.

•                  Websense Reporter is a batch-based reporting application that can generate more than 80 tabular and graphical reports based on an organization’s historical Internet use. It analyzes information from Internet monitoring logs and builds visual charts in a variety of pre-set or customizable formats for easy distribution to and interpretation by managers.

•                  Websense Real-Time Analyzer™ utilizes the network agent in Websense Enterprise to monitor and analyze network traffic on-the-fly.  This allows IT managers to identify potential risks and bandwidth bottlenecks associated with different types of network traffic.

•                  Websense Explorer is a browser-based forensics and analytics reporting tool for non-technical business managers that enables them to drill down on Internet use data by risk class, user group, or individual.

Add-On Application Modules. In March 2003, we introduced Websense Enterprise v5, which extended the reach of our policy enforcement capabilities beyond the Internet gateway to include the employee desktop computer and the network. We also introduced two new modules that provide enterprises with additional flexibility in managing employee use of corporate computing resources: Client Application Manager (manages software applications at the desktop and employees' laptop computers) and Bandwidth Optimizer (manages bandwidth consumption on the network). In February 2004, we introduced the IM Attachment Manager (manages the sending and receiving of attachments with instant messages). These new modules rely on the application framework of the Websense Enterprise platform and our proprietary databases of software applications and protocols. We plan to continue to develop and market new products and services based on our Websense Enterprise platform and our proprietary search and categorization technologies, including Client Policy Manager, which was announced in February 2004 for launch in May 2004.

•                  Client Application Manager/Client Policy Manager.  The Client Application Manager (CAM) module allows our customers to implement management policies, such as block, allow or continue, for usage of software applications and other executables on desktop computers, by application type, by user type, or by individual user. CAM can be used to inventory desktop software, provide a categorized view of applications in the desktop environment and identify potential security threats from hacking and spyware applications. It can also be used to create lists of allowable applications and block the launch of others, enhancing network security by preventing the launch of viruses or other malicious executables.  The functionality of CAM will be enhanced through the planned release of the Client Policy Manager (CPM) module in May 2004.

CAM utilizes the application framework of Websense Enterprise and references our Client Application Manager database of over 250,000 software executable files. We are expanding this database as well as adapting the database to actual employee computing patterns through the use of AppCatcher™, a patent-pending feature by which customers anonymously send uncategorized applications and other executables launched by their employees to us for review and categorization into our Client Application Manager database.  CAM includes two reporting modules, CAM Reporter, which provides Web-based reports based on historical application usage, and Explorer for CAM, a click-through browser-based interface that provides immediate access to application usage information by user, group, category, machine or risk class.

•                  Bandwidth Optimizer. The Bandwidth Optimizer module allows customers to dynamically manage network traffic by prioritizing business and non-business related traffic flows.  Our customers can apply management policies based on content category, protocols, user, group or network segment.  Bandwidth Optimizer relies on the central policy engine in the Websense Enterprise platform, a network agent that monitors network traffic and databases of protocols, file types and content categories to automatically monitor network bandwidth levels and dynamically allow or deny network application requests.

•                  Instant Messaging (IM) Attachment Manager.  The IM Attachment Manager module allows organizations to control the ability to transmit and receive files via instant messaging clients.  Used in conjunction with the IM management capabilities in Websense Enterprise, the IM Attachment Manager module allows customers to apply policies to file attachments over the most popular IM applications, define custom file attachment policies by user, by group, or by workstation, using popular management options such as warn/continue screens, and provide real-time and historical views of employee use of IM file attachments.  Used in conjunction with Bandwidth Optimizer, the IM Attachment Manager can manage the transmission of attachments by bandwidth availability.

Customers

Our more than 20,000 customers range from companies with as few as 100 employees to members of the Global 1000 to government agencies and educational institutions.  In total, these customers have subscribed to approximately 16.4 million seats as of December 31, 2003. No customer accounted for more than 10% of our total revenues in 2003, 2002 or 2001.

Sales, Marketing and Distribution

Sales. We sell our products and services through both indirect and direct channels. For 2003, indirect channel sales comprised more than 80% of total revenues.  In the United States, we sell our products through a network of more than 950 value added resellers.  Internationally, we sell our products through a multi-tiered distribution network of more than 150 distributors and resellers in over 80 countries.

Our channel sales efforts are coordinated worldwide through a sales team of approximately 115 individuals. Customers that buy direct from us are typically large organizations that prefer a direct relationship with us.

In 2003, we generated 31% of our total revenue from customers outside of the United States. Revenue generated in the United Kingdom represented 9% of our total revenues.  Our current international efforts are focused on expanding our indirect sales channels in Asia/Pacific, Europe, Latin America and Australia. Our continuing reliance on sales in international markets exposes us to risks attendant to foreign sales. See “Item 7. Risks and Uncertainties – Sales to customers outside the United States have accounted for a significant portion of our revenue, and we expect this trend to continue, which exposes us to risks inherent in international sales.”

Marketing. Our marketing strategy is to raise awareness of the potential risks associated with unmanaged employee use of corporate computing resources, generate qualified sales leads for our channel partners and increase recognition of Websense as a provider of employee Internet management solutions.

Our marketing efforts are targeted toward business executives, including information technology professionals, chief executives, upper level management and human resource personnel. We actively manage our public relations programs, communicating directly with technology professionals and the media, in an effort to promote greater awareness of the growing problems caused by employee misuse of the Internet and other computing resources at work. We also provide potential customers and channel partners with free trials of Websense Enterprise and the add-on modules,  typically for 30-day periods. Our additional marketing initiatives include:

•                  advertising online and in high-technology trade magazines, management journals and other business oriented periodicals;

•                  participation in and sponsorship of trade shows and industry events;

•                  hosting regional and international seminars, webinars and training sessions for our sales organization and reseller partners, as well as customers and prospects;

•                  cooperative marketing efforts with our Internet infrastructure partners including Web link exchanges, joint press announcements, joint trade show activities, channel marketing campaigns, road shows and seminars;

•      conducting speaking engagements on topics of interest to our customers and prospects;

•                  use of our website to communicate with our indirect sales channels, and provide product and company information to interested parties; and

•      providing and distributing soft- and hard-copy collateral on our company, products, solutions, technologies, partnerships and benefits.

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

Research and Development

We have invested significant time and resources in creating a structured process for undertaking product and database development projects. Our research and development department is divided into several groups, which include database production, software development, validation and testing, documentation and research. Individuals are grouped along product lines and work as part of cross-disciplined teams designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. Research and development expenses totaled $12.8 million in 2003, $11.0 million in 2002 and $7.6 million in 2001.  Research and development expenses as a percentage of revenue were 16% in 2003, 18% in 2002 and 21% in 2001.

Technology

Software Architecture. Websense Enterprise is a server-based system designed to function in networks of virtually any size and configuration. Websense Enterprise is composed of a system of analyzing, reporting and management applications integrated in a proprietary central policy engine. It is designed to accommodate network growth without impairing performance or requiring major infrastructure modifications and can scale to support networks of up to 50,000 users on a single server and networks of virtually any size using multiple servers. Websense Enterprise integrates with major firewalls, proxy servers, caching engines, network switches and routers. We have designed our products to run on multiple network platforms and in multiple locations. With the introduction of Websense Enterprise Version 5 in March 2003, the server-based platform has been augmented with agents at the desktop and on the network that now allow customers to manage applications, protocols, and network bandwidth, as well as website access.

Database Content Analysis and Updating. We use a process of automated content assessment and classification with manual verification to gather and classify new websites and applications for our databases. Our automated search technology uses Java-based tools and proprietary algorithmic classification systems to automatically search the Internet to identify and catalog websites into one of our more than 90 database categories.  Additionally, the optional WebCatcher and AppCatcher features of Websense Enterprise collect unrecognized sites, software applications and protocols from customers and return them to us for review and categorization.

Competition

The market for our products is fragmented, highly and increasingly competitive, quickly evolving and subject to rapid technological change. Increased competition may result in reduced market acceptance of our products, pricing pressure and reduced gross margins, any of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. Our current principal competitors include:

•                  companies offering network filtering products, such as SurfControl, Secure Computing, Symantec, 8e6 Technologies, Webwasher, Elron and Cerberian;

•                  companies offering network reporting products, such as NetIQ and Wavecrest Computing; and

•                  companies integrating URL filtering into specialized security appliances, such as SonicWALL and Internet Security Systems.

We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle employee Internet management or other competitive products with their offerings. We compete against and expect increased competition from anti-virus software developers, traditional network management software developers and Web management service providers. We may face new competition from companies offering quality of service solutions, such as Packeteer, companies with a direct presence on computer desktops, such as Microsoft, and companies offering desktop management solutions, such as Altiris.  Many of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing or other resources than we do. They may have significantly greater name recognition, established marketing relationships and access to a larger installed base of customers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the functionality of their products to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

We believe that the principal competitive factors in the market for our products include:

•                  a product’s ability to scale and support the requirements of complex networks;

•                  the robustness of the solution, allowing management of emerging software and Internet applications, protocols and URLs;

•                  quality of a large and professionally maintained category database;

•                  breadth of product line, giving customers a number of implementation choices;

•                  depth of monitoring, reporting and analysis capabilities;

•                  capacity to integrate with key network providers;

•                  quality of customer support; and

•                  price.

Intellectual Property Rights

Our intellectual property rights are important to our business. We rely on a combination of trademark, copyright, patent and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and Websense brand. We have registered our Websense trademark in the United States, Japan, the European Union, Canada, Australia, China, Switzerland, Norway, Mexico, Colombia, Argentina, India, Singapore, Taiwan and Turkey. We have also registered the Websense Enterprise trademark in the United States, Japan, Canada, Australia and China.  In addition, we have registrations for the Websense trademark pending in several other countries. Effective trademark protection may not be available in every country where our products are available.

We currently have two patents issued in the United States, three patent applications pending in the United States and thirteen pending international patent applications that seek to protect our proprietary database and filtering technologies, including issued and pending patents relating to our flexible filtering management options, and pending patents relating to our WebCatcher and AppCatcher product features. No assurance can be given that our pending patent applications will result in issued patents.

Our policy is to enter into confidentiality and invention assignment agreements with all employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. These protections, however, may not be adequate to protect our intellectual property rights.

Employees

As of February 29, 2004, we had 400 employees. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Website Access to SEC Filings

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

Executive Officers

Our executive officers and their ages as of February 29, 2004 are as follows:

Name	Age	Position(s)

John B. Carrington	59	Chairman of the Board and Chief Executive Officer
Curtis H. Staker	44	President
Douglas C. Wride	50	Chief Financial Officer
Harold M. Kester	57	Chief Technology Officer
Karen V. Goodrum	46	Vice President of Finance & Accounting
Michael A. Newman	34	Vice President & General Counsel
Kian Saneii	39	Vice President of Marketing and Business Development

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

Douglas C. Wride has served as our Chief Financial Officer since June 1999. From March 1997 to December 1998, Mr. Wride served as Chief Financial Officer of Artios, Inc. Mr. Wride also served as Chief Operating Officer of Artios from July 1997 to December 1998. From April 1996 to March 1997, Mr. Wride served as Chief Operating Officer and Chief Financial Officer of NetCount, LLC, a provider of Internet measurement and research services. Mr. Wride is a C.P.A. and received his B.S. in Business/Accounting from the University of Southern California.

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

Karen V. Goodrum has served as our Vice President of Finance & Accounting since October 2003, and prior to that, as Vice President of Finance & Administration from August 2000. From January 1997 to February 2000, Ms. Goodrum served as Chief Financial Officer for COMPS.Com, Inc., a provider of commercial real estate information services.  Ms. Goodrum received her B.A. in Education from the University of Maryland, College Park, and her M.B.A. from San Diego State University.

Michael A. Newman has served as our Vice President & General Counsel since September 2002.  From April 1999 to September 2002, he served in various capacities in the legal department of Gateway, Inc., a publicly traded PC manufacturer, most recently as Senior Staff Counsel, Securities, Finance and Corporate Development.  From February 1996 to April 1999, he practiced as an attorney in the San Diego office of Cooley Godward, LLP, a law firm specializing in the representation of high-growth information technology and life sciences companies.  Mr. Newman received his B.S. in Business Administration from Georgetown University, and a J.D. from Harvard Law School.

Kian Saneii has served as our Vice President of Business Development since August 2001 and as our Vice President of Marketing since August 2003. From August 1999 to February 2001, he was Senior Vice President of Worldwide Marketing and Business Development at IPNet Solutions, Inc., a provider of business-to-business integration and supply-chain collaboration solutions. From July 1997 to July 1999, he served as Senior Vice President of Worldwide Marketing for IMA Corporation, a supplier of customer relationship management solutions. Mr. Saneii received his B.S. in Computer Science from New York University, and an M.S. in Computer Science from Rutgers University.

Item 2. Properties

Our corporate headquarters and principal offices are located in San Diego, California, where we leased approximately 75,000 square feet as of December 31, 2003. This lease expires in December 2007, with an option to extend the lease for an additional five years. We believe that our current space is adequate for our current needs and sufficient space is available to meet our identified future needs. We lease office space in the UK, Ireland, Japan and France in executive suite arrangements on an annual basis.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year-ended December 31, 2003.

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

Year Ended December 31, 2003	High	Low
First Quarter	$24.55	$13.48
Second Quarter	18.31	11.79
Third Quarter	25.07	14.81
Fourth Quarter	29.27	20.69

Year Ended December 31, 2002	High	Low
First Quarter	$34.03	$22.41
Second Quarter	30.09	21.51
Third Quarter	25.37	11.19
Fourth Quarter	27.41	10.84

To date, we have neither declared nor paid any dividends on the common stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on the common stock in the foreseeable future. As of February 29, 2004, there were approximately 5,500 holders of record of the common stock.

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

Item 6. Selected Financial Data

You should read the following selected financial data in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. We derived the income statement data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 from our financial statements audited by Ernst & Young LLP, which appear elsewhere in this report. We derived the income statement data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 from our financial statements audited by Ernst & Young LLP, which are not included in this annual report. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,
Income Statement Data:	2003	2002	2001	2000	1999
	(In thousands, except for per share data)

Revenues	$81,734	$60,965	$35,893	$17,441	$8,647

Cost of revenues	5,523	4,170	3,602	2,707	2,275

Gross margin	76,211	56,795	32,291	14,734	6,372
Operating expenses:
Selling and marketing	31,845	26,201	19,707	12,726	6,311
Research and development	12,843	10,957	7,642	6,287	3,913
General and administrative	6,649	5,960	5,358	3,491	3,805
Amortization of stock-based compensation	83	448	860	1,938	1,822
Total operating expenses	51,420	43,566	33,567	24,442	15,851
Income (loss) from operations	24,791	13,229	(1,276)	(9,708)	(9,479)
Other income, net	2,292	2,711	4,500	3,761	225
Income (loss) before income taxes	27,083	15,940	3,224	(5,947)	(9,254)
Provision (benefit) for income taxes	10,395	(797)	108	—	—
Net income (loss)	$16,688	$16,737	$3,116	$(5,947)	$(9,254)

Net income (loss) per share:
Basic	$0.76	$0.79	$0.16	$(0.35)	$(1.25)
Diluted	$0.73	$0.72	$0.14	$(0.35)	$(1.25)
Weighted average shares - basic	22,038	21,211	20,082	16,882	7,403
Weighted average shares - diluted	22,976	23,338	22,780	16,882	7,403

	As of December 31,
Balance Sheet Data:	2003	2002	2001	2000	1999
	(In thousands )

Cash and cash equivalents and marketable securities	$182,859	$140,466	$103,108	$81,259	$10,735
Working capital	145,322	114,459	79,846	69,019	5,222
Total assets	232,949	180,188	119,812	92,454	16,756
Deferred revenue	93,960	64,679	43,478	24,487	11,593
Debt	—	—	—	—	1,497
Total stockholders’ equity	128,929	106,711	70,680	64,064	1,642

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

Forward Looking Statements

This report on Form 10-K may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may”, “will”, “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

•                  anticipated trends in revenue;

•                  growth opportunities in domestic and international markets;

•                  customer acceptance and satisfaction with our products;

•                  expected trends in operating and other expenses;

•                  anticipated cash and intentions regarding usage of cash;

•                  changes in effective tax rates; and

•                  anticipated product enhancements or releases.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

Overview

We provide Employee Internet Management, or EIM, solutions that enable organizations to analyze, report and manage how their employees use computing resources at work, including Internet access, instant messaging, peer-to-peer file sharing, network bandwidth and desktop applications. Our primary product, Websense Enterprise®, gives organizations the ability to rapidly implement and configure Internet access policies in support of their efforts to improve employee productivity, conserve network bandwidth, mitigate potential legal liability and enhance network security. In 1996, we released our first software product, Websense Internet Screening System, and since that time, we have focused our business on developing and selling EIM solutions. In December 1999, we released Websense Enterprise Version 4, which was sold through March 2003. We launched the next generation of Websense software - Websense Enterprise Version 5 - in March 2003, including enhanced EIM capabilities.  We have also introduced add-on application modules featuring new network and application management technology such as Client Application Manager™, Bandwidth Optimizer™, Instant Messaging Attachment Manager™, and Client Policy ManagerTM. We currently derive nearly all of our revenue from subscriptions to the Websense Enterprise solution and expect this trend to continue in the future as more offerings are added to the Websense Enterprise platform.

During 2003, we derived 31% of revenue from international sales compared with 32% for 2002.  As a percentage of total revenue, international sales increased 30% in 2003, with the United Kingdom comprising approximately 9% of our total revenue.  We believe international markets represent a significant growth opportunity and are continuing to expand our international operations, particularly in selected countries in the European and Asia/Pacific markets.

We sell Websense Enterprise through both indirect and direct channels. Sales through indirect and direct channels, Sales through indirect channels currently account for more than 80% of our revenue, and our strategy is to continue to rely on indirect sales channels for a significant majority of our sales.

As described below, we recognize revenue from subscriptions to Websense Enterprise on a monthly straight-line basis over the term of the subscription. We recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract and are fully expensed in the period the product is delivered. Operating expenses have continued to increase as compared with prior periods due to expanded selling and marketing efforts, continued product research and development and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in subsequent periods.

Critical Accounting Policies

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. When a purchase decision is made, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. We recognize revenue on a monthly straight-line basis over the term of the subscription agreement. We promptly invoice customers for the full amount of their subscriptions at the time a subscription is activated. Payment is due for the full term of the subscription, generally within 30 days of the invoice. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers who wish to re-subscribe typically must do so at then current rates to continue using Websense Enterprise. Our revenue is significantly influenced by subscription renewals, and a decrease in subscription renewals amounts could negatively impact our future revenue.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments to pay their invoice(s). If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred Tax Assets. As required by Statement of Financial Accounting Standards No. 109 (“FAS 109”), we recognize tax assets on the balance sheet if it is “more likely than not” that they will be realized on future tax returns.  At December 31, 2002, we had deferred tax assets of $15.4 million. During 2002, we reassessed the valuation allowance previously established against U.S. deferred tax assets. Factors considered by us included: our earnings history, projected earnings based on current operations, and projected future taxable income in excess of stock option deductions. Based on this evidence, we concluded that it was more likely than not that the U.S. deferred tax assets would be realized. Accordingly, we released the full valuation allowance of $14.3 million, which resulted in an income tax benefit of approximately $9.3 million. The remaining $5.0 million was credited to additional paid-in capital as it related to the tax benefit of stock option deductions. However, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination was made. As of December 31, 2003, we had $17.4 million in deferred tax assets. See Note 8 of Notes to the Consolidated Financial Statements for further explanation of our deferred tax assets.

Results of Operations

The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Years ended December 31,
	2003	2002	2001

Revenues	100%	100%	100%

Cost of revenues	7	7	10

Gross margin	93	93	90

Operating expenses:
Selling and marketing	39	43	55
Research and development	16	18	21
General and administrative	8	9	15
Amortization of stock-based compensation	0	1	2
Total operating expenses	63	71	93

Income (loss) from operations	30	22	(3)

Other income, net	3	4	12

Income before income taxes	33	26	9

Provision (benefit) for income taxes	13	(1)	—

Net income	20%	27%	9%

Years ended December 31, 2003 and 2002

Revenue

Revenue increased to $81.7 million in 2003 from $61.0 million in 2002. This increase was primarily a result of the addition of new customers and increased sales to existing customers. Approximately 40% of subscription revenue recognized in 2003 was derived from sales to first-time customers, who initially purchased one-, two-, or three-year subscriptions to Websense Enterprise in 2003 or prior years. The remaining 60% of subscription revenue was generated from renewal and expanded business levels with existing customers. We expect revenue to grow at a slower rate in 2004 than we did in 2003, principally as a result of the larger revenue base at year-end 2003 compared with year-end 2002.

Cost of Revenue

Cost of revenue consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenue increased to $5.5 million in 2003 from $4.2 million in 2002. The increase was primarily due to the costs associated with additional personnel in our technical support and database groups. We expect cost of revenue to increase in the future as we support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue remained unchanged at 7% during the years-ended 2003 and 2002. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

Gross margin increased to $76.2 million in 2003 from $56.8 million in 2002. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin remained unchanged at 93% during the years-ended 2003 and 2002. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, investor relations, advertising, promotions and travel as well as allocated facilities costs and depreciation expenses. Selling and marketing expenses increased to $31.8 million in 2003 from $26.2 million in 2002. The increase in selling and marketing expenses of $5.6 million was primarily due to increased headcount costs as well as increased commission expenses related to higher sales levels. We expect selling and marketing expenses to increase in the future as more personnel are added to support our expanding selling and marketing efforts worldwide and as increased sales result in higher overall sales commission expenses.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, allocated facilities costs and equipment depreciation. Research and development expenses increased to $12.8 million in 2003 from $11.0 million in 2002. The increase of $1.8 million in research and development expenses was primarily a result of personnel added during 2003 to support our expanded list of technology partners, the enhancements of Websense Enterprise, including the development and launch of Websense Enterprise Version v5.0, and additional products. We expect research and development expenses to increase in the future, as more personnel are added to support additional technology partners, product enhancements and expansion of our product offerings.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, human resources and administrative personnel, third party professional service fees and allocated facilities and depreciation expenses. General and administrative expenses increased to $6.6 million in 2003 from $6.0 million in 2002. The $0.6 million increase in general and administrative expenses in 2003 was primarily due to the addition of personnel to support our growing operations, both domestically and internationally. We expect general and administrative expenses to increase in future periods, reflecting growth in operations, increasing expenses associated with being a public company and expansion of our international operations.

Amortization of stock-based compensation. Amortization of stock-based compensation was not significant in 2003 and was $0.4 million in 2002. The decrease in the amortization expense was primarily due to the accelerated method of amortization that we have applied since our initial public offering. Deferred stock-based compensation was fully amortized as of December 31, 2003.

Other Income, Net

Net other income decreased to $2.3 million in 2003 from $2.7 million in 2002. The decrease is due primarily to lower interest rates generated by our cash and cash equivalents and marketable securities despite increased balances as of December 31, 2003 as compared with December 31, 2002. The lower interest rates are substantially the result of the lower interest rate environment combined with our strategy to maximize the after-tax return on our investments by purchasing lower interest tax-exempt investments beginning in the second quarter of 2003. As of December 31, 2003, the majority of our total cash and cash equivalents and marketable securities were tax-exempt, compared to no such investments at December 31, 2002. We expect the majority of our cash and cash equivalents and marketable securities will continue to be held in tax-exempt investments during 2004.

Provision for Income Taxes

In 2002, we recorded an income tax benefit of $0.8 million, primarily attributable to the release of the valuation allowance against our deferred tax assets. Our 2002 provision for income taxes included income taxes related to our wholly owned subsidiaries in the United Kingdom, Japan and Australia as well as several domestic state income taxes. The release of our valuation allowance offset these taxes as well as the provision for federal and California income taxes, which resulted in an effective net benefit rate of 5% for 2002.  During 2003, we recorded a provision for income taxes of $10.4 million, for an effective tax rate of 38.4%.  The 2003 provision for income taxes relates to our wholly owned subsidiaries in the United Kingdom, Japan, Australia, France and Germany as well as U.S. federal and state income taxes.

In 2004 and thereafter, we anticipate that our effective tax rate may decrease due to benefits derived from lower tax rates associated with foreign income.

Years ended December 31, 2002 and 2001

Revenue

Revenue increased to $61.0 million in 2002 from $35.9 million in 2001. This increase was primarily a result of the addition of new customers. Approximately 53% of subscription revenue recognized in 2002 was derived from sales to first-time customers, who initially purchased one-, two-, or three-year subscriptions to Websense Enterprise in 2002 or prior years. The remaining 47% of subscription revenue was generated from renewal and expanded business levels with existing customers.

Cost of Revenue

Cost of revenue increased to $4.2 million in 2002 from $3.6 million in 2001. The increase was primarily due to the costs associated with additional personnel in our technical support group. As a percentage of revenue, cost of revenue decreased to 7% in 2002 from 10% in 2001. This decrease was primarily due to benefits derived from the automation of database search and support processes as well as the leveraging of database and technical support costs over a larger revenue base.

Gross Margin

Gross margin increased to $56.8 million in 2002 from $32.3 million in 2001. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin increased to 93% in 2002 from 90% in 2001. This increase was primarily due to increased revenue and to benefits derived from the automation of database search and support processes, as well as the leveraging of database and technical support costs over a larger revenue base.

Operating Expenses

Selling and marketing. Selling and marketing expenses increased to $26.2 million in 2002 from $19.7 million in 2001. The increase in selling and marketing expenses of $6.5 million was primarily due to increased headcount costs and increased advertising and promotional activities in North America, Europe and Asia.

Research and development. Research and development expenses increased to $11.0 million in 2002 from $7.6 million in 2001. The increase of $3.4 million in research and development expenses was primarily a result of personnel and consultants added since 2001 to support our expanded list of technology partners, enhancements of Websense Enterprise, including the development of Websense Enterprise Version 5, and additional products.

General and administrative. General and administrative expenses increased to $6.0 million in 2002 from $5.4 million in 2001. The $0.6 million increase in general and administrative expenses in 2002 was primarily due to the addition of personnel to support our growing operations, both domestically and internationally, higher state sales tax expenses, higher foreign income tax consulting expenses, as well as higher infrastructure costs in Europe.

Amortization of stock-based compensation. Amortization of stock-based compensation decreased to $0.4 million in 2002 from $0.9 million in 2001. The decrease in the amortization expense in 2002 was primarily due to the accelerated method of amortization used that resulted in higher expense in 2001 as compared with 2002.

Other Income, Net

Net other income decreased to $2.7 million in 2002 from $4.5 million in 2001. The decrease is due primarily to lower interest income due to lower interest rates earned by our cash, cash equivalents and marketable securities despite increased balances as of December 31, 2002 as compared with December 31, 2001.

Provision for Income Taxes

In 2001, our provision for income taxes of $0.1 million related to our wholly owned subsidiary in the United Kingdom. During 2002, we recorded an income tax benefit of $0.8 million, primarily attributable to the release of the valuation allowance against our deferred tax assets. Our 2002 provision for income taxes included income taxes related to our wholly owned subsidiaries in the United Kingdom, Japan and Australia as well as several domestic state income taxes. The release of our valuation allowance offset these taxes as well as the provision for federal and California income taxes. The result was a net benefit of $0.8 million and an effective benefit rate of 5% for 2002.

Liquidity and Capital Resources

As of December 31, 2003, we had cash and cash equivalents of $35.3 million and investments in marketable securities of $147.5 million and accumulated earnings of $15.7 million.

Net cash provided by operating activities was $46.0 million in 2003 compared with $33.6 million in 2002 and $20.8 million in 2001. In 2003, the increase in cash provided by operating activities was primarily due to an increase in our deferred revenue (our subscriptions are initially recorded as deferred revenue). In 2002, the increase in cash provided by operating activities was primarily due to an increase in our net income. Our operating cash flow and revenue are significantly influenced by subscription renewals, and a decrease in subscription renewals would negatively impact our operating cash flow and revenue.

Net cash used in investing activities was $38.8 million in 2003 compared with $22.4 million in 2002 and $24.0 million in 2001. The increase in cash used in investing activities in 2003 is primarily due to increased purchases of marketable securities exceeding both maturities and sales of marketable securities. Cash used in investing activities in 2002 is consistent with cash used in investing activities in 2001.

Net cash used in financing activities was $1.1 million in 2003 compared with net cash provided of $5.5 million in 2002 and $2.6 million in 2001. The decrease in cash from financing activities in 2003 is primarily due to the use of $7.7 million for the repurchase of 396,000 shares of our common stock. The increase in cash provided by financing activities in 2002 was primarily due to proceeds received from the exercise of stock options as well as the issuance of common stock pursuant to our employee stock purchase plan.

We have operating lease commitments of $1.2 million in 2004, $1.2 million in 2005, $1.2 million in 2006 and $1.3 million in 2007. A significant majority of our operating lease commitments are related to our corporate headquarters lease, which was renewed in April 2002. The lease renewal incentives resulted in no rent payments in the third and fourth quarters of 2002 and escalating rent payments from 2004 to

2007. The rent expense related to our corporate headquarters lease renewal will be recorded monthly on a straight-line basis in accordance with generally accepted accounting principles.

Future minimum annual lease payments under non-cancelable operating leases at December 31, 2003 are as follows (in thousands):

2004	$1,158
2005	1,193
2006	1,228
2007	1,253
$4,832

As of December 31, 2003 and 2002, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of December 31, 2003, we had repurchased 396,000 shares of our common stock under this program, for an aggregate of $7.7 million at an average price of $19.40 per share.

We believe that our cash and cash equivalents balances and investments in marketable securities will be sufficient to satisfy our cash requirements for the foreseeable future. We intend to continue to invest our cash in excess of current operating requirements in interest bearing, investment-grade securities. If existing cash is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Summarized Quarterly Data (Unaudited)

The following tables present unaudited quarterly financial information for the eight quarters ended December 31, 2003. We believe this information reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2003
Revenue	$18,504	$19,524	$21,006	$22,700
Gross margin	17,199	18,234	19,594	21,184
Income from operations	5,759	5,888	6,353	6,791
Income before income taxes	6,434	6,668	6,771	7,210
Net income	3,860	4,088	4,232	4,508
Basic income per share (1)	$0.18	$0.19	$0.19	$0.20
Diluted income per share (1)	$0.17	$0.18	$0.18	$0.19

2002
Revenue	$13,035	$14,550	$16,005	$17,375
Gross margin	12,102	13,489	14,924	16,280
Income from operations	2,029	3,119	3,653	4,428
Income before income taxes	2,742	3,807	4,318	5,073
Net income	2,656	3,546	4,038	6,497
Basic income per share (1)	$0.13	$0.17	$0.19	$0.30
Diluted income per share (1)	$0.11	$0.15	$0.18	$0.28

(1) Basic and diluted net income per share computations for each quarter are independent and may not add up to the net income per share computation for the respective year. See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the determination of basic and diluted net income per share.

Risks and Uncertainties

You should carefully consider the following information in addition to other information in this report before you decide to purchase our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

Because we expect to derive a substantial portion of our future revenue from subscription fees for Websense Enterprise, any failure of this product to satisfy customer demands or to achieve more widespread market acceptance will seriously harm our business.

A substantial portion of our revenue comes from subscriptions to Websense Enterprise and we expect this trend will continue for the foreseeable future. As a result, if for any reason revenue from Websense Enterprise declines or does not grow as rapidly as we anticipate, our operating results and our business will be significantly impaired. If Websense Enterprise fails to meet the needs of our existing and target customers, or if it does not compare favorably in price and performance to competing products, our growth will be limited. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of Websense Enterprise, including add-on application modules such as Client Application Manager, Bandwidth Optimizer, Instant Messaging Attachment Manager, and Client Policy Manager. We may not be successful in achieving market acceptance of any new products that we develop or of enhanced versions of Websense Enterprise. Any failure or delay in diversifying our existing offerings could harm our business, results of operations and financial condition.

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

Our future success also depends on our ability to sell further subscriptions to existing customers in order to add additional seats or product offerings within their respective organizations. As a result, to increase our revenue we must sell our existing customers additional subscriptions for Websense Enterprise to get greater coverage of their workforces. This may require increasingly costly sales efforts targeting senior management and other management personnel associated with our customers’ Internet infrastructure.

We face increasing competition, which places pressure on our pricing and which could prevent us from increasing revenue or maintaining profitability. In addition, we may face competition from better-established companies that have significantly greater resources.

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

•                  companies offering network filtering products, such as SurfControl plc, Secure Computing, Symantec Corporation, 8e6 Technologies, Webwasher, Elron Software, Inc., and Cerberian;

•                  companies offering network reporting products, such as NetIQ and Wavecrest Computing; and

•                  companies integrating URL filtering into specialized security appliances, such as SonicWALL and Internet Security Systems.

We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle EIM or other competitive products with their products. We compete against, and expect increased competition from, anti-virus software developers, traditional network management software developers and Web management service providers. We may face new competition from companies offering quality of service solutions, such as Packeteer, companies with a direct presence on computer desktops, such as Microsoft, and companies offering desktop management solutions, such as Altiris. If EIM functions become standard features of Internet-related hardware or software, the demand for Websense Enterprise will decrease. Furthermore, even if Websense Enterprise provides greater functionality and is more effective than certain other competitive products, potential customers might accept this limited functionality in lieu of purchasing Websense Enterprise. In addition, our own indirect sales channels may decide to develop or sell competing products instead of Websense Enterprise. Many of our potential competitors enjoy substantial competitive advantages, such as:

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

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 31% of our total revenue in 2003 and approximately 32% in 2002, and international sales increased 30% in absolute dollars in 2003 compared with 2002. As a key component of our business strategy, we intend to expand our international sales but, as evidenced by the recent trend of our international sales as a percentage of our total sales mix, success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

•                  dependence on foreign distributors and their sales channels;

•                  localization of our Websense Enterprise products and our products’ ability to properly categorize and filter websites containing foreign languages;

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

Such factors could have a material adverse effect on our future international sales. Any further reduction in international sales, or our failure to further develop our international distribution channels, could have a material adverse effect on our business, results of operations and financial condition. Our international revenue is currently denominated in U.S. dollars. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make Websense Enterprise more expensive for international customers, which could harm our business. We engage in currency hedging activities with the intent of limiting the risk of exchange rate fluctuation.

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

We expect that nearly all of our revenue for the foreseeable future will come from subscriptions to Websense Enterprise. Upon execution of a subscription agreement, we invoice our customers for the full term of the subscription agreement. We then recognize revenue from customers monthly over the terms of their subscription agreements, which typically have durations of 12, 24 or 36 months. As a result, a majority of the revenue we report in each quarter is deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of Websense Enterprise.

We may not be able to develop acceptable new products or enhancements to our existing products at a rate required by our rapidly changing market.

Our future success depends on our ability to develop new products or enhancements to our existing products that keep pace with rapid technological developments and that address the changing needs of our customers. Although Websense Enterprise is designed to operate with a variety of network hardware and software platforms, we will need to continuously modify and enhance Websense Enterprise to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing such products or timely introducing them to the market. In addition, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technology could increase our research and development expenses. The failure of our products to operate effectively with the existing and future network platforms and technologies will limit or reduce the market for our products, result in customer dissatisfaction and seriously harm our business, results of operations and financial condition.

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

Our indirect sales channels accounted for more than 80% of our revenue in 2003 and for more than 75% of our revenue in 2002. We anticipate that sales from our various indirect sales channels, including value-added resellers, distributors, providers of managed Internet services and others, will continue to account for a significant majority of our total revenue in future periods. None of these parties is obligated to continue selling our products or to make any purchases from us. Our ability to generate increased revenue depends significantly upon the ability and willingness of our indirect sales channels to market and sell our products to organizations worldwide. If they are unsuccessful in their efforts or are unwilling or unable to market and sell our new product offerings such as Client Application Manager, Bandwidth Optimizer, IM Attachment Manager, and Client Policy Manager, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. A number of our value-added resellers and distributors have been adversely affected by the recent global economic downturn and we believe that their financial difficulties may negatively impact their ability to sell and market Websense Enterprise. Some of our indirect sales channels also market and sell products that compete with Websense Enterprise or may decide to do so in the future. We may not be able to prevent these parties from devoting greater resources to support our competitors’ products and/or eliminating their efforts to sell Websense Enterprise.

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

Intellectual property is critical to our success, and we rely upon trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our Websense brand. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. We currently have only two issued patents and may be unable to obtain further patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as United States laws, and mechanisms for enforcement of intellectual property rights may be inadequate. As a result our means of protecting our proprietary technology and brands may not be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, including the misappropriation or misuse of the content of our proprietary database of websites. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.

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

Our database categories and our process for classifying websites and software applications within those categories are subjective, and we may not be able to categorize websites and software applications in accordance with our customers’ expectations.

We may not succeed in accurately categorizing Internet and application content to meet our customers’ expectations. We rely upon a combination of automated filtering technology and human review to categorize websites and software applications in our proprietary databases. Our customers may not agree with our determinations that particular websites and software applications should be included or not included in specific categories of our databases. In addition, it is possible that our filtering processes may place objectionable material in categories that are generally unrestricted by our users’ Internet and computer access policies, which could result in employees having access to such material in the workplace. Any miscategorization could result in customer dissatisfaction and harm our reputation. Furthermore, we select our categories based on content we believe employers want to manage. We may not now, or in the future, succeed in properly identifying the categories of content that employers want to manage. Any failure to effectively categorize and filter websites and software applications according to our customers’ expectations will impair the growth of our business and our efforts to increase brand acceptance.

Failure of our products to work properly could impact sales, increase costs, and create risks of potential negative publicity and legal liability.

Because our products are complex and are deployed in a wide variety of complex network environments, they may have errors or defects that users identify after deployment, which could harm our reputation and our business. In addition, products as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of Websense Enterprise and our add-on application modules, and we may find such errors in the future. The occurrence of errors could adversely affect sales of our products, divert the attention of engineering personnel from our product development efforts and cause significant customer relations problems.

In addition, because customers rely on Websense Enterprise to manage employee behavior, any significant defects or errors in our products may result in negative publicity or legal claims. Negative publicity or legal claims could seriously harm our business, results of operations and financial condition. In addition, Websense Enterprise’s capability to report Internet data retrieval requests and software application execution requests along with the workstations from which they originated may result in negative publicity or legal claims based on potential privacy violations.

Our databases may fail to keep pace with the rapid growth and technological change of the Internet.

The success of Websense Enterprise depends on the breadth and accuracy of our databases. Although our databases currently catalog more than 5.5 million websites and over 250,000 software executable files, they contain only a portion of such material that exists. In addition, the total number of websites and software applications is growing rapidly, and we expect this rapid growth rate to continue in the future. Our databases and database technologies may not be able to keep pace with the growth in the number of websites and software applications, especially the growing amount of content utilizing foreign languages. Further, the ongoing evolution of the Internet and computing environments will require us to continually improve the functionality, features and reliability of our databases. Because Websense Enterprise can only manage access to websites and software applications included in our databases, if our databases do not contain a meaningful portion of relevant content, the effectiveness of Websense Enterprise will be significantly diminished. Any failure of our databases to keep pace with the rapid growth and technological change of the Internet will impair the market acceptance of Websense Enterprise, which in turn will harm our business, results of operations and financial condition.

Our worldwide income tax provisions and accruals may be insufficient if any taxing authorities assume taxing positions that are contrary to the company’s positions.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is reasonable, no assurance can be given that the final exposure of these matters will not be materially different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provisions or benefits in the period in which such determination is made, and consequently, on our net income for such period.

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

We continue to experience rapid growth in our operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our senior management to manage growth effectively. This will require us to hire and train additional personnel to manage our expanding operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we will be unable to execute our business plan.

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

We do not intend to pay dividends.

We have not declared or paid any cash dividends on our common stock since we have been a publicly traded company. We currently intend to retain any future cash flows from operations to fund growth and do not expect to pay any dividends in the foreseeable future.

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

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2003. Declines in interest rates over time will, however, reduce our interest income.

For the year ended December 31, 2003, all of our billings, including those billed by our operations in Ireland, were denominated in our functional currency, which is the U.S. dollar.  Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in the local currencies in which they do business.

We expect to begin hedging certain foreign currency transactions, primarily related to transactions denominated in the Euro and British Pound, in 2004.  Management’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates.  We will utilize foreign exchange forward contracts to offset the fluctuations on specific foreign currency operating expenses.

Item 8. Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Websense, Inc.

We have audited the accompanying consolidated balance sheets of Websense, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(1). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Websense, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California
January 16, 2004

Websense, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$35,324	$29,263
Marketable securities	147,535	111,203
Accounts receivable, net of allowance for doubtful accounts of $525 and $180 at December 31, 2003 and 2002	27,999	19,840
Deferred income taxes	8,733	8,731
Other current assets	1,271	1,184
Total current assets	220,862	170,221

Property and equipment, net	2,997	2,967
Deferred income taxes, less current portion	8,672	6,701
Deposits and other assets	418	299
Total assets	$232,949	$180,188

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$743	$761
Accrued payroll and related benefits	5,241	3,627
Other accrued expenses	3,835	3,440
Income taxes payable	241	970
Current portion of deferred revenue	65,480	46,964
Total current liabilities	75,540	55,762

Deferred revenue, less current portion	28,480	17,715

Stockholders’ equity:
Common stock - $0.01 par value; 100,000 shares authorized; 22,445 and 21,734 shares issued and outstanding at December 31, 2003 and 2002	228	217
Additional paid-in capital	120,639	107,058
Treasury stock	(7,684)	—
Deferred compensation	—	(83)
Retained earnings (deficit)	15,731	(957)
Accumulated other comprehensive income	15	476
Total stockholders’ equity	128,929	106,711
Total liabilities and stockholders’ equity	$232,949	$180,188

See accompanying notes.

Websense, Inc.

Consolidated Income Statements

(In thousands, except per share amounts)

	Years ended December 31,
	2003	2002	2001

Revenues	$81,734	$60,965	$35,893

Cost of revenues	5,523	4,170	3,602

Gross margin	76,211	56,795	32,291

Operating expenses:
Selling and marketing (exclusive of $32, $121 and $192 for the years ended December 31, 2003, 2002 and 2001, respectively, reported below as amortization of stock-based compensation)	31,845	26,201	19,707
Research and development (exclusive of $17, $73 and $139 for the years ended December 31, 2003, 2002 and 2001, respectively, reported below as amortization of stock-based compensation)	12,843	10,957	7,642
General and administrative (exclusive of $34, $254, $529 for the years ended December 31, 2003, 2002 and 2001, respectively, reported below as amortization of stock-based compensation)	6,649	5,960	5,358
Amortization of stock-based compensation	83	448	860
Total operating expenses	51,420	43,566	33,567

Income (loss) from operations	24,791	13,229	(1,276)

Other income, net	2,292	2,711	4,500

Income before income taxes	27,083	15,940	3,224

Provision (benefit) for income taxes	10,395	(797)	108

Net income	$16,688	$16,737	$3,116

Net income per share:
Basic net income per share	$0.76	$0.79	$0.16
Diluted net income per share	$0.73	$0.72	$0.14
Weighted average shares – basic	22,038	21,211	20,082
Weighted average shares – diluted	22,976	23,338	22,780

See accompanying notes.

Websense, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

						Retained	Accumulated other	Total
	Common stock		Additional	Treasury	Deferred	earnings	comprehensive	stockholders’
	Shares	Amount	paid-in capital	stock	compensation	(deficit)	income	equity
Balance at December 31, 2000	19,705	$197	$86,111	$—	$(1,459)	$(20,810)	$25	$64,064
Issuance of common stock upon exercise of options	782	8	1,553	—	—	—	—	1,561
Issuance of common stock upon exercise of warrant	23	—	70	—	—	—	—	70
Issuance of common stock for stock purchase plan	86	1	973	—	—	—	—	974
Deferred compensation (net of forfeitures)	—	—	(68)	—	68	—	—	—
Amortization of deferred compensation	—	—	—	—	860	—	—	860
Comprehensive income:
Net income	—	—	—	—	—	3,116	—	3,116
Net change in unrealized gain on marketable securities	—	—	—	—	—	—	35	35
Comprehensive income								3,151
Balance at December 31, 2001	20,596	206	88,639	—	(531)	(17,694)	60	70,680
Issuance of common stock upon exercise of options	1,029	10	4,013	—	—	—	—	4,023
Issuance of common stock for stock purchase plan	109	1	1,469	—	—	—	—	1,470
Amortization of deferred compensation	—	—	—	—	448	—	—	448
Tax benefit of stock options	—	—	12,937	—	—	—	—	12,937
Comprehensive income:
Net income	—	—	—	—	—	16,737	—	16,737
Net change in unrealized gain on marketable securities	—	—	—	—	—	—	416	416
Comprehensive income								17,153
Balance at December 31, 2002	21,734	217	107,058	—	(83)	(957)	476	106,711
Issuance of common stock upon exercise of options	953	10	4,723	—	—	—	—	4,733
Issuance of common stock for stock purchase plan	151	1	1,831	—	—	—	—	1,832
Issuance of common stock upon exercise of warrant	3	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	83	—	—	83
Purchase of treasury stock	(396)	—	—	(7,684)	—	—	—	(7,684)
Tax benefit of stock options	—	—	7,027	—	—	—	—	7,027
Comprehensive income:
Net income	—	—	—	—	—	16,688	—	16,688
Net change in unrealized gain on marketable securities	—	—	—	—	—	—	(461)	(461)
Comprehensive income								16,227
Balance at December 31, 2003	22,445	$228	$120,639	$(7,684)	$—	$15,731	$15	$128,929

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2003	2002	2001
Operating activities:
Net income	$16,688	$16,737	$3,116

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,016	1,929	1,700
Amortization of deferred compensation	83	448	860
Deferred revenue	29,281	21,201	18,991
Tax benefit from exercise of stock options	7,027	12,937	—
Changes in operating assets and liabilities:
Accounts receivable	(8,159)	(7,314)	(4,928)
Deposits and other assets	(206)	(15)	(664)
Deferred income taxes	(1,973)	(15,432)	—
Accounts payable	(18)	121	(175)
Accrued payroll and related benefits	1,614	877	986
Other accrued expenses	395	1,176	940
Income taxes payable	(729)	970	—
Net cash provided by operating activities	46,019	33,635	20,826

Investing activities:
Purchase of property and equipment	(2,046)	(2,186)	(1,617)
Purchases of marketable securities	(197,880)	(112,763)	(79,142)
Maturities of marketable securities	83,233	92,569	56,737
Sales of marketable securities	77,854	—	—
Net cash used in investing activities	(38,839)	(22,380)	(24,022)

Financing activities:
Proceeds from exercise of stock options	4,733	4,023	1,631
Proceeds from issuance of common stock for stock purchase plan	1,832	1,470	974
Treasury stock	(7,684)	—	—
Net cash (used in) provided by financing activities	(1,119)	5,493	2,605

Increase (decrease) in cash and cash equivalents	6,061	16,748	(591)

Cash and cash equivalents at beginning of year	29,263	12,515	13,106

Cash and cash equivalents at end of year	$35,324	$29,263	$12,515

Supplemental disclosures of cash flow information:
Income taxes paid	$6,211	$687	$—

See accompanying notes.

Websense, Inc.

Notes to Consolidated Financial Statements

December 31, 2003

1. Summary of Significant Accounting Policies

Description of Business

Websense, Inc. (“Websense” or the “Company”) was founded in 1994. The Company provides employee Internet management (EIM) products that enable businesses to analyze, report and manage how their employees use workplace computing resources, including Internet access, instant messaging, peer-to-peer file sharing, network bandwidth and desktop applications. The Company’s Websense Enterprise solution supports an organization’s efforts to improve employee productivity, conserve network bandwidth, mitigate potential legal liability, and enhance network security.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the United Kingdom, Japan, Ireland, Australia, France and Germany. Significant intercompany accounts and transactions have been eliminated in consolidation. Activities performed by the subsidiaries are a direct and integral extension of the Company’s primary business.

For the years ended December 31, 2003, 2002 and 2001, all of our billings were denominated in our functional currency, which is the U.S. dollar.  As such, the Company has not recorded foreign currency translation gains or losses.  However, the Company incurred foreign currency transaction costs of $57,000, $106,000 and $138,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company generally invests its excess cash in certificates of deposit, municipalities and corporations with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified if necessary to take advantage of trends in yields and interest rates. The Company has not experienced any losses on its cash and cash equivalents.

Marketable Securities

Marketable securities at December 31, 2003 consist of tax-exempt auction rate notes and municipal bonds. The Company currently classifies all investment securities as available for sale. Securities available for sale are reported at fair value, adjusted for other than temporary declines in value. Unrealized holding gains and losses on securities available for sale are reported as a net amount in a separate component of stockholders’ equity until realized. Realized gains and losses are recorded based on the specific identification method.

Disclosures About Fair Value of Financial Instruments

The fair values of investment securities have been determined using values supplied by independent pricing services and are disclosed together with carrying amounts in Note 2. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values.

Concentration of Credit Risk

The Company sells its products to customers primarily in the United States, Canada, Europe, Asia, and Latin America. The Company maintains a reserve for potential credit losses and historically such losses have been within management’s estimates.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of three years.

Computer Software Costs

In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, costs are capitalized, when significant, in the development of specific computer software products after establishment of technological feasibility and marketability. There have been no such costs capitalized to date as the costs incurred during the period between technological feasibility to general release have not been significant.

SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software’s estimated useful life. The Company adopted SOP 98-1 effective January 1, 1999 with no material effect on the financial statements.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2003, 2002 and 2001 were $3.4 million, $3.5 million and $2.0 million, respectively.

Stock–Based Compensation

The Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, issued in December 2002, requires the use of option valuation models for traded options that were not developed for use in valuing employee stock options which have vesting restrictions and are not traded. Under APB 25, when the exercise price of the Company’s employee stock options is not less than the fair value for the underlying stock on the date of grant no compensation expense is recognized. At the time stock options were granted, the Company believed that the exercise price was at a price not less than the fair value of the underlying common stock. In conjunction with the Company’s initial public offering, the Company reviewed its exercise prices and arrived at the deemed fair value for each option grant during 1999. With respect to the 3,220,500 options granted during 1999 and through March 27, 2000, the Company recorded deferred compensation of $5.4 million for the difference between the exercise price per share and the deemed fair value per share at the grant date. The approximate weighted-average exercise price per share and the approximate weighted-average deemed fair value per share for the options was $1.64 and $3.31, respectively. Deferred stock compensation was recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation FIN No. 28 over the vesting period of the related options, generally four years. Deferred stock compensation was fully amortized as of December 31, 2003.

Deferred compensation for options and warrants granted to non-employees has been determined at the grant date in accordance with SFAS No. 123, as amended by SFAS 148, and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and has been recorded at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Such deferred compensation is recognized over the period the related services are rendered.

Pro forma information regarding net income (loss) is required by SFAS 123, as amended by SFAS 148, and has been determined as if the Company has accounted for its employee stock options under the fair value method of SFAS 123, as amended by SFAS 148. The pro forma effects of stock-based compensation on net income and net income per share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions since the Company’s initial public offering in March of 2000: risk free interest rates of 2.36% to 6.0%, dividend yields of 0%, expected volatility of 95% to 132%, and life of 5 years..

The Company’s adjusted pro forma information is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net income as reported	$16,688	$16,737	$3,116

Add: Stock-based employee compensation cost included in net income as reported, net of tax (1), (2)	51	448	831

Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax (2)	(8,255)	(11,146)	(6,142)

Pro forma net income (loss)	$8,484	$6,039	$(2,195)

Basic net income per share as reported	$0.76	$0.79	$0.16

Pro forma basic net income (loss) per share	$0.38	$0.28	$(0.11)

Diluted net income per share as reported	$0.73	$0.72	$0.14

Pro forma diluted net income (loss) per share	$0.37	$0.26	$(0.10)

(1)          The Company was recognizing deferred stock-based compensation expense on the deemed fair value of options granted prior to the initial public offering in March 2000.  This expense was amortized on an accelerated basis , in accordance with FIN 28, over approximately a four-year period, which began in March 2000.

(2)          The Company had an effective tax rate of 38%, (5%), and 3% in 2003, 2002 and 2001, respectively.  Because of the tax benefit of 5% in 2002, the additions and deductions were assumed to be unaffected.

For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options vesting period.  The effect of applying SFAS 123, as amended by SFAS 148, for purposes of providing pro forma disclosures may not be representative of the effects on our operating results in future years.

Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive income for the years ended December 31, 2003, 2002 and 2001 was $16.2 million, $17.2 million and $3.2 million, respectively. The difference from reported net income is due to the changes in unrealized gain (loss) on marketable securities for the years ended December 31, 2003, 2002 and 2001 of ($461,000), $416,000 and $35,000, respectively.

Net Income Per Share

Websense computes net income per share in accordance with SFAS No. 128, Earnings Per Share (“EPS”). Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares for all periods presented consist of dilutive stock options.

Dilutive securities include options, warrants and preferred stock as if converted and restricted stock subject to vesting. In 2003, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options and warrants totaled 938,000. Potentially dilutive securities totaling 1,376,000, 1,413,000 and 335,000 for the years ended December 31, 2003, 2002 and 2001, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect.

The following is a reconciliation of numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Twelve Months Ended:
December 31, 2003:
Basic EPS	$16,688	22,038	$0.76
Effect of options	—	938	(0.03)
Diluted EPS	$16,688	22,976	$0.73

December 31, 2002:
Basic EPS	$16,737	21,211	$0.79
Effect of options	—	2,127	(0.07)
Diluted EPS	$16,737	23,338	$0.72

December 31, 2001:
Basic EPS	$3,116	20,082	$0.16
Effect of options	—	2,698	(0.02)
Diluted EPS	$3,116	22,780	$0.14

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This statement clarifies the definition of a liability, as currently defined under FASB Concepts Statement No. 6 “Elements of Financial Statements”, as well as other items.  The statement requires that financial instruments that embody an obligation of an issuer be classified as a liability.  Furthermore, the standard provides guidance for the initial and subsequent measurement as well as disclosure requirements of these financial instruments.  This statement is effective for financial instruments entered into after May 31, 2003.  The adoption of this statement has not had a material impact on our results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies the financial accounting and reporting requirements, as were originally established in FASB Statement No. 133, for derivative instruments and hedging activities.  FASB Statement No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently.  This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under FASB Statement No. 133.  The adoption of this statement has not had a material impact on our results of operations or financial condition.

2. Marketable Securities

Investments in marketable securities consisted of the following at December 31, 2003 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Auction Rate Notes	$94,147	$1	$—	$94,148
Municipal Bonds	53,373	14	—	53,387
	$147,520	$15	$—	$147,535

Investments in marketable securities consisted of the following at December 31, 2002 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Action Rate Notes	$32,450	$—	$—	$32,450
Commercial Paper	4,032	—	—	4,032
Government Securities	54,223	296	—	54,519
Corporate Bonds	20,022	180	—	20,202
	$110,727	$476	$—	$111,203

The amortized cost and estimated fair value of the securities at December 31, 2003 and 2002, by contractual maturity, are shown below (in thousands).

	2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$104,189	$104,194	$67,128	$67,333

Due between 1 and 3 years	43,331	43,341	43,599	43,870
	$147,520	$147,535	$110,727	$111,203

Realized gains from investments in marketable securities were $194,000 in 2003, $8,000 in 2002 and $53,000 in 2001.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated	December 31,
	Useful Lives	2003	2002

Computer hardware and software	3 years	$8,804	$6,973
Office furniture and equipment	3 years	1,853	1,678
Other equipment	3 years	307	267
		10,964	8,918

Accumulated depreciation		(7,967)	(5,951)

		$2,997	$2,967

Depreciation expense for 2003, 2002 and 2001 was $2.0 million, $1.9 million and $1.7 million, respectively.

4. Geographic Information

The following illustrates revenues attributed to customers located in the Company’s country of domicile (the United States) and those attributed to foreign customers (in thousands):

	Years Ended December 31,
	2003	2002	2001
United States	$56,006	$41,456	$23,377
Europe, Middle East and Africa	16,932	11,888	7,242
Asia\Pacific	4,045	4,085	3,273
Canada and Latin America	4,751	3,536	2,001
	$81,734	$60,965	$35,893

The United Kingdom represented $7.4 million, $4.9 million and $3.6 million of total revenue for the years ended 2003, 2002 and 2001, respectively. No other foreign country represented more than 5% of total revenue.

5. Deferred Revenue

The Company expects to recognize revenues related to subscriptions in existence as of December 31, 2003 as follows (in thousands):

2004	$65,480
2005	20,600
2006	7,595
2007	247
2008	38
$93,960

6. Commitments and Guarantees

The Company leases its facilities and certain equipment under non-cancelable operating leases, which expire at various dates through December 2007. The facilities leases contain renewal options and are subject to cost increases.

Future minimum annual lease payments under non-cancelable operating leases at December 31, 2003 are as follows (in thousands):

2004	$1,158
2005	1,193
2006	1,228
2007	1,253
$4,832

Rent expense totaled $2.3 million, $2.0 million and $1.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Guarantees of Indebtedness of Others (FIN 45)  FIN 45 elaborates on previously existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties, indemnifications or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FIN 45. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

7. Stockholders’ Equity

Convertible Preferred Stock

All previously issued preferred stock automatically converted into common stock concurrent with the closing of the Company’s initial public offering of common stock on March 28, 2000. The Company issued 7,037,036 shares of common stock upon conversion of Series A and Series B convertible preferred stock.

Warrants

In connection with the Company’s Series B convertible preferred stock offering between June and September 1999, the Company issued warrants to purchase 62,500 shares of common stock for $3.00 per share to financial consultants. The warrants are exercisable in whole or in part at any time and from time to time until their expiration in June 2004. In April 2000, warrants to purchase 4,688 shares of common stock were exercised. In November 2001, warrants to purchase 23,437 shares of common stock were exercised. In July 2003, warrants to purchase 4,000 shares of common stock were exercised, which resulted in 3,406 shares of common stock being issued due to the cashless exercise of these warrants. The Company has reserved 30,375 shares of common stock for issuance upon exercise of the remaining warrants.

Stock Option Plan

In May 1998, the Board of Directors elected to replace the 1997 Stock Option/Stock Issuance Plan with the 1998 Stock Option/Stock Issuance Plan (the “1998 Stock Plan”) under which 4,600,000 shares of the Company’s common stock were authorized for future issuance, and reserved for purchase upon exercise of options granted. The 1998 Stock Plan provides for the grant of incentive and non-statutory options and issuances of common stock to employees, directors and consultants.

In February 2000, the Board of Directors replaced the 1998 Stock Plan with the 2000 Stock Incentive Plan (the “2000 Plan”) under which 4,500,000 shares of the Company’s common stock were initially authorized for future issuance, and reserved for purchase upon exercise of options granted. In addition, the 2000 Plan provides for automatic annual increases in the number of shares authorized and reserved for issuance thereunder (beginning in 2001) equal to the lesser of (i) 4% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 1,500,000 shares. At December 31, 2003, 6,981,410 shares were authorized and reserved for issuance under the 2000 Plan.

The 2000 Plan provides for the grant of options to the Company’s directors, officers, employees and consultants. The 2000 Plan provides for the grant of incentive and non-statutory stock options and rights to purchase stock to employees, directors or consultants of the Company. The 2000 Plan provides that incentive stock options will be granted only to employees and are subject to certain limitations as to fair value during a calendar year.

The exercise price of incentive stock options must equal at least the fair value on the date of grant and the exercise price of non-statutory stock options and the issuance price of common stock under the stock issuance program may be no less than 85% of the fair value on the date of grant or issuance. The options are exercisable for a period of up to ten years after the date of grant and generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months. Unvested common shares obtained through early exercise of options are subject to repurchase by the Company at the original issue price. To date only non-statutory options have been granted under the 2000 Plan.

In 2002, the Company issued options as an incentive for certain persons to commence employment that were not covered under the 2000 Plan.  In accordance with Section 4350(i) of the NASD Marketplace Rules for the Nasdaq Stock Market, the Company issued 177,000 such options, which have substantially the same terms as options issued under the 2000 Plan.

The following table summarizes stock option activity under the 1998 and 2000 Stock Plans and options issued in 2002 not covered under a formal plan and related information through December 31, 2003:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2000	3,408,685	$3.38
Granted	1,567,600	$14.85
Exercised	(781,876)	$1.99
Cancelled	(252,641)	$8.02
Balance at December 31, 2001	3,941,768	$7.92
Granted	1,592,050	$24.28
Exercised	(1,028,554)	$3.91
Cancelled	(242,428)	$18.59
Balance at December 31, 2002	4,262,836	$14.39
Granted	971,750	$17.45
Exercised	(952,391)	$20.94
Cancelled	(347,119)	$21.82
Balance at December 31, 2003	3,935,076	$16.77

The following table summarizes all options outstanding and exercisable by price range as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.20-$11.25	971,691	5.99	$4.85	845,089	$3.97
$11.61-$14.98	947,272	8.55	$14.08	165,284	$13.50
$15.00-$22.83	790,548	8.38	$18.26	230,055	$17.61
$22.88-$27.86	1,019,690	8.22	$26.84	438,668	$27.16
$27.90-$34.25	205,875	7.93	$29.83	105,074	$29.79

	3,935,076	7.77	$16.77	1,784,170	$13.83

The weighted average fair value of options granted during 2003, 2002 and 2001 was $17.45, $18.67 and $7.54 per share, respectively.

Employee Stock Purchase Plan

In February 2000, the Company adopted the 2000 Employee Stock Purchase Plan. The purchase plan provides for automatic annual increases in the number of shares reserved for issuance thereunder (beginning in 2001) equal to the lesser of (i) 1% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 375,000 shares. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the purchase plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following commencement of the purchase plan. Shares issued and available for issuance as of December 31, 2003 are as follows:

Shares reserved for issuance at December 31, 2000	212,910
Shares reserved for issuance during 2001 based on the automatic increase in shares authorized	197,049
Shares issued during 2001	(85,459)
Shares reserved for issuance at December 31, 2001	324,500
Shares reserved for issuance during 2002 based on the automatic increase in shares authorized	205,960
Shares issued during 2002	(109,781)
Shares reserved for issuance at December 31, 2002	420,679
Shares reserved for issuance during 2003 based on the automatic increase in shares authorized	217,344
Shares issued during 2003	(150,739)
Shares reserved for issuance at December 31, 2003	487,284

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

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance as of December 31, 2003:

Stock options:
Granted and outstanding	3,935,076
Reserved for future grants	317,473
4,252,549
Warrants	30,375
Total:	4,282,924

Treasury Stock

On April 3, 2003, the Company announced that its Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of December 31, 2003, 396,000 shares of common stock had been repurchased under this program, for an aggregate of  $7.7 million at an average price of $19.40 per share.

8. Income Taxes

The provision (benefit) for income taxes is as follows:

	December 31,
	2003	2002	2001
	(In thousands)
Current
Federal	$10,103	$7,255	$—
Foreign	401	557	108
State	1,864	1,792	—
	12,368	9,604	108
Deferred
Federal	(1,735)	(7,685)	—
Foreign			—
State	(238)	(2,716)	—
	(1,973)	(10,401)	—

Income Tax Expense (Benefit)	$10,395	$(797)	$108

The reconciliation of income tax computed at the federal statutory rate to the provision (benefit) for income taxes is as follows:

	2003	2002	2001

Statutory Rate	35.0%	35.0%	35.0%
Foreign tax	0.1	7.3	3.3
State tax	5.9	8.1	5.1
Valuation allowance	(0.1)	(54.6)	(20.0)
Credits	(1.2)	(0.8)	(16.4)
Tax-exempt interest	(0.8)	—	—
Other	(0.5)	—	(3.8)
	38.4%	(5.0)%	3.2%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002
	(In thousands)
Deferred tax assets
Net operating loss carryforwards	$184	$410
Tax credit carryforwards	0	2,571
Deferred revenue	16,395	11,359
Foreign deferred taxes	464	490
Other	826	1,092
Total deferred tax assets	17,869	15,922

Valuation allowance for deferred tax assets	(464)	(490)
Net deferred taxes	$17,405	$15,432

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Periodically, management reassesses the need for a valuation allowance.  At December 31, 2003, the valuation allowance related to net operating losses generated in 2002 by the Company’s wholly-owned subsidiary in Ireland.  During 2002, the Company released the valuation allowance against its U.S. deferred tax assets.

At December 31, 2003, the Company has California tax net operating loss carryforwards of approximately $3.2 million, which will begin to expire in 2005 unless previously utilized.  California legislation suspended the utilization of California net operating loss carryforwards during 2002 and 2003.

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

As of December 31, 2003, the Company had approximately $2.2 million of undistributed earnings related to its foreign subsidiaries. Management believes that these earnings will be indefinitely reinvested; accordingly, the Company has not provided for U.S. federal income taxes related to these earnings. However, upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. It is estimated that the total tax liability upon such a distribution would be approximately $0.1 million.

It is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the reserves based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve.

9. Employee Retirement Plan

Effective May 1, 1997, the Company established a 401(k) defined contribution retirement plan (401(k) Plan) covering substantially all employees. The 401(k) Plan provides for voluntary employee contributions from 1% to 50% of annual compensation, as defined, and did not provide for matching contributions from the Company as of December 31, 2003.  In January 2004, the Company’s Board of Directors approved a discretionary employer matching contribution of 25% for each employee deferral contribution made during the plan year, up to 6% of the participant’s compensation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, (as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that we are able to collect the information we are required to disclose in the reports we file under the Exchange Act, and to record, process, summarize and report this information within the time periods specified in the rules of the Securities and Exchange Commission. Our Chief Executive and Chief Financial Officers evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our Chief Executive and Chief Financial Officers have concluded that these controls and procedures are effective.

We also maintain a system of internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) of the Exchange Act) designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization and that transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets. Access to assets is permitted only in accordance with management’s general or specific authorization, and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of our internal control over financial reporting by our Chief Executive and Chief Financial Officers, there have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Directors. Information concerning our directors is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 2, 2004.

(b) Executive Officers. Information concerning our executive officers is set forth under the section captioned “Executive Officers” in Part I of this report.

(c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 2, 2004.

(d) The company has adopted a Code of Business Conduct which, together with the policies referred to therein, is applicable to all directors, officers and employees of the company.  In addition, the company has adopted a Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Finance

and Accounting Department Personnel (“Code of Ethics”).  The Code of Business Conduct and the Code of Ethics cover all areas of professional conduct, including conflicts of interest, disclosure obligations, insider trading and confidential information, as well as compliance with all laws, rules and regulations applicable to our business.  The company encourages all employee, officers and directors to promptly report any violations of any of the company’s policies.  In the event that an amendment to, or a waiver from, a provision of the Code of Business Conduct or Code of Ethics that applies to any of our directors or executive officers is necessary, the company intends to post such information on its website. A copy of our Code of Business Conduct and our Code of Ethics can be obtained from our website at www.websense.com/investors/governance/.

Item 11. Executive Compensation

The information required by item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation and Other Information” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 2, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by item 12 concerning security ownership of certain beneficial owners and management is incorporated by reference from the information contained in the section captioned “Ownership of Securities” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 2, 2004.

The following table provides information as of December 31, 2003 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,771,742	$16.87	804,757	(3)

Equity compensation plans not approved by security holders (2)	193,709	$12.63	—

Total	3,965,451	$16.66	804,757

(1)          Consists solely of the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan.

(2)          Consists of 177,000 stock option grants made to certain new employees in 2002 in order to induce them to commence employment with the company, of which 163,334 are outstanding, and 30,375 warrants to purchase common stock issued to financial consultants in connection with the Company’s Series B preferred stock offering in 1999.  The stock options have substantially the same terms as stock options issued under the 2000 Stock Incentive Plan and have a weighted average exercise price of $14.42 per share. The warrants are exercisable at any time prior to their expiration in June 2004 at an average exercise price of $3.00 per share.

(3)          Consists of shares available for future issuance under the Employee Stock Purchase Plan and the 2000 Stock Incentive Plan.  As of December 31, 2003, an aggregate of 487,284 shares of Common Stock were available for issuance under the Employee Stock Purchase Plan and 804,757 shares of Common Stock were available for issuance under the Employee Stock Purchase Plan and the 2000 Stock Incentive Plan.  The number of shares of Common Stock available for issuance under the Employee Stock Purchase Plan and the 2000 Stock Incentive Plan automatically increases on the first trading day of January each calendar year by an amount equal to 1% and 4%, respectively, of the total number of shares of Common Stock outstanding on the last trading day of December in the immediately preceding calendar year but in no event will any such increase exceed 375,000 shares and 1,500,000 shares, respectively, of Common Stock.

Item 13. Certain Relationships and Related Transactions

The information required by item 13 is incorporated by reference from the information contained in the section captioned “Certain Relationships and Related Transactions” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 2, 2004.

Item 14. Principal Accountant Fees and Services

The information required by item 14 is incorporated by reference from the information contained in the section captioned “Proposal 2: Ratification of Selection of Independent Auditors” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 2, 2004.

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

2. Exhibits

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (1)	Restated Bylaws
4.1 (1)	Specimen Stock Certificate of Websense, Inc.
10.1 (1)	Amended and Restated Registration Rights Agreement dated June 9, 1999
10.2 (1)	Form of Subscription Agreement regarding Series B Preferred Stock
10.3 (1)	Warrant to Purchase Common Stock between Websense, Inc. and Alps System Integration Co., Ltd., dated April 15, 1999
10.4 (1)	Form of Warrant to Purchase Common Stock between Websense, Inc. and entities listed on Schedule A attached thereto, dated July 30, 1999
10.5 (1)*	Employment Agreement by and between Websense, Inc. and John B. Carrington, dated May 10, 1999
10.6 (1)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999
10.7 (1)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated June 21, 1999, as amended
10.8 (1)	1998 Equity Incentive Plan
10.9 (1)*	Standard Terms and Conditions Relating to Incentive Stock Option Under the 1998 Equity Incentive Plan
10.10 (1)*	2000 Stock Incentive Plan
10.11 (1)*	2000 Stock Incentive Plan, Notice of Grant of Stock Option
10.12 (1)*	2000 Stock Incentive Plan, Form of Incentive Stock Option Agreement
10.13 (1)*	2000 Employee Stock Purchase Plan
10.14 (1)	Form of Indemnification Agreement between Websense, Inc. and its directors
10.15 (1)	Form of Indemnification Agreement between Websense, Inc. and its officers
10.16 (2)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated February 12, 2000
10.17 (2)	First Amendment to Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated June 2, 2000
10.18 (3)

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

(3)          Previously filed as an exhibit to our Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

(b) Reports on Form 8-K.

On October 21, 2003, the Company filed a Current Report on Form 8-K reporting that financial results for its third quarter ended September 30, 2003 were available in a press release dated October 21, 2003.

SUPPLEMENTAL INFORMATION

No Annual Report to stockholders or proxy materials has been sent to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders subsequent to the filing of this report and we will furnish such material to the SEC at that time.

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

Signature	Title	Date
/s/ John B. Carrington	Chairman of the Board and Chief Executive Officer	March 12, 2004
John B. Carrington

/s/ Douglas C. Wride	Chief Financial Officer (principal financial and accounting officer)	March 12, 2004
Douglas C. Wride

/s/ Mark St.Clare		March 12, 2004
Mark St.Clare	Director

/s/ Bruce T. Coleman		March 12, 2004
Bruce T. Coleman	Director

/s/ John Schaefer		March 12, 2004
John Schaefer	Director

/s/ Gary E. Sutton		March 12, 2004
Gary E. Sutton	Director

/s/ Peter Waller		March 12, 2004
Peter Waller	Director

Schedule II — VALUATION AND QUALIFYING ACCOUNTS

WEBSENSE, INC.

(in thousands)

A	B	C			D		E
		Additions
Description	Balance at beginning of period	Charged to Costs and Expenses	Charged to Other Accounts- Describe		Deductions- Describe		Balance at End of Period
YEAR ENDED DECEMBER 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$125	$226	$155	(2)	$172	(1)	$334
YEAR ENDED DECEMBER 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$334	—	$250	(2)	$404	(1)	$180
YEAR ENDED DECEMBER 31, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$180	—	$700	(2)	$355	(1)	$525

(1) Uncollectible accounts written off, net of recoveries.

(2) Amount represents reserve recorded as a reduction of deferred revenue and represents customer balances deemed uncollectible. The reserve is amortized as a reduction of revenue over the average life of all subscriptions.

EXHIBIT INDEX

Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (1)	Restated Bylaws
4.1 (1)	Specimen Stock Certificate of Websense, Inc.
10.1 (1)	Amended and Restated Registration Rights Agreement dated June 9, 1999
10.2 (1)	Form of Subscription Agreement regarding Series B Preferred Stock
10.3 (1)	Warrant to Purchase Common Stock between Websense, Inc. and Alps System Integration Co., Ltd., dated April 15, 1999
10.4 (1)	Form of Warrant to Purchase Common Stock between Websense, Inc. and entities listed on Schedule A attached thereto, dated July 30, 1999
10.5 (1)*	Employment Agreement by and between Websense, Inc. and John B. Carrington, dated May 10, 1999
10.6 (1)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999
10.7 (1)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated June 21, 1999, as amended
10.8 (1)	1998 Equity Incentive Plan
10.9 (1)*	Standard Terms and Conditions Relating to Incentive Stock Option Under the 1998 Equity Incentive Plan
10.10 (1)*	2000 Stock Incentive Plan
10.11 (1)*	2000 Stock Incentive Plan, Notice of Grant of Stock Option
10.12 (1)*	2000 Stock Incentive Plan, Form of Incentive Stock Option Agreement
10.13 (1)*	2000 Employee Stock Purchase Plan
10.14 (1)	Form of Indemnification Agreement between Websense, Inc. and its directors
10.15 (1)	Form of Indemnification Agreement between Websense, Inc. and its officers
10.16 (2)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated February 12, 2000
10.17 (2)	First Amendment to Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated June 2, 2000
10.18 (3)

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

(3)          Previously filed as an exhibit to our Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.