Form 10-Q
period 2004-03-31
WEBSENSE INC
filed 2004-05-07
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of April 30, 2004 was 22,937,426.

Websense, Inc.

Form 10-Q

For the Period Ended March 31, 2004

i

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets

(Unaudited and in thousands)

	March 31, 2004	December 31, 2003
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$30,439	$35,324
Marketable securities	169,782	147,535
Accounts receivable, net of allowance for doubtful accounts	21,479	27,999
Deferred income taxes	8,733	8,733
Other current assets	2,463	1,271
Total current assets	232,896	220,862

Property and equipment, net	3,343	2,997
Deferred income taxes, less current portion	8,672	8,672
Deposits and other assets	430	418
Total assets	$245,341	$232,949

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,171	$743
Accrued payroll and related benefits	5,001	5,241
Other accrued expenses	4,790	3,835
Income taxes payable	2,199	241
Current portion of deferred revenue	67,619	65,480
Total current liabilities	80,780	75,540

Deferred revenue, less current portion	28,181	28,480

Stockholders’ equity:
Common stock	233	228
Additional paid-in capital	126,111	120,639
Treasury stock	(10,640)	(7,684)
Retained earnings	20,858	15,731
Accumulated other comprehensive income (loss)	(182)	15
Total stockholders’ equity	136,380	128,929
Total liabilities and stockholders’ equity	$245,341	$232,949

See accompanying notes.

Websense, Inc.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three months ended
	March 31, 2004	March 31, 2003

Revenue	$24,611	$18,504

Cost of revenue	1,691	1,305

Gross margin	22,920	17,199

Operating expenses:
Selling and marketing	9,416	6,635
Research and development	3,567	3,218
General and administrative	2,219	1,544
Amortization of stock-based compensation	—	43
Total operating expenses	15,202	11,440

Income from operations	7,718	5,759

Other income, net	413	675

Income before income taxes	8,131	6,434

Provision for income taxes	3,004	2,574

Net income	$5,127	$3,860

Net income per share:

Basic net income per share	$0.23	$0.18
Diluted net income per share	$0.22	$0.17
Weighted average shares – basic	22,677	21,795
Weighted average shares – diluted	23,676	22,716

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

			Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity

	Common stock
	Shares	Amount

Balance at December 31, 2003	22,445	$228	$120,639	$(7,684)	$15,731	$15	$128,929
Issuance of common stock upon exercise of options	445	5	5,472	—	—	—	5,477
Purchase of treasury stock	(100)	—	—	(2,956)	—	—	(2,956)
Comprehensive income:
Net income	—	—	—	—	5,127	—	5,127
Unrealized gain on securities available for sale						3	3
Unrealized loss on fair market valuation of foreign exchange contracts	—	—	—	—	—	(200)	(200)
Comprehensive income							4,930
Balance at March 31, 2004	22,790	$233	$126,111	$(10,640)	$20,858	$(182)	$136,380

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three months ended
	March 31, 2004	March 31, 2003
Operating activities:
Net income	$5,127	$3,860

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	511	489
Amortization of deferred compensation	—	43
Deferred revenue	1,840	184
Unrealized loss on foreign exchange contracts	(200)	—
Changes in operating assets and liabilities:
Accounts receivable	6,520	3,896
Deposits and other assets	(1,204)	(393)
Accounts payable	428	35
Accrued payroll and related benefits	(240)	497
Other accrued expenses	955	(98)
Income taxes payable	1,958	2,757
Net cash provided by operating activities	15,695	11,270

Investing activities:
Purchases of property and equipment	(857)	(507)
Purchases of marketable securities	(87,534)	(38,866)
Maturities of marketable securities	64,097	26,797
Sales of marketable securities	1,193	—
Net cash used in investing activities	(23,101)	(12,576)

Financing activities:
Proceeds from exercise of stock options	5,477	128
Purchases of treasury stock	(2,956)	—
Net cash provided by financing activities	2,521	128

Decrease in cash and cash equivalents	(4,885)	(1,178)

Cash and cash equivalents at beginning of period	35,324	29,263

Cash and cash equivalents at end of period	$30,439	$28,085

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in Websense, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2004.  The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.  Net Income Per Share

Websense computes net income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (“EPS”). Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares for all periods presented consist of dilutive stock options.

Dilutive securities include options, warrants and restricted stock subject to vesting. During the first three months of 2004 and 2003, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options and warrants totaling 999,000 and 921,000, respectively. Potentially dilutive securities totaling 219,000 and 1,546,000 for the quarters ended March 31, 2004 and 2003, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect as a result of stock options which have exercise prices greater than the average market price on the common shares.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
March 31, 2004:
Basic EPS	$5,127	22,677	$0.23
Effect of options	—	999	(0.01)
Diluted EPS	$5,127	23,676	$0.22

March 31, 2003:
Basic EPS	$3,860	21,795	$0.18
Effect of options	—	921	(0.01)
Diluted EPS	$3,860	22,716	$0.17

3. Amortization of Stock-Based Compensation

For the three months ended March 31, 2004, the Company recorded no amortization of stock-based compensation. The allocation of the expense by operating expense category in the three months ended in the prior year is as follows (in thousands):

Three months ended March 31, 2003
Selling and marketing	$14
Research and development	8
General and administrative	21
Total amortization of stock-based compensation	$43

4. Comprehensive Income

The components of comprehensive income as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows (in thousands):

	Three months ended
	March 31, 2004	March 31, 2003
Net income	$5,127	$3,860
Change in unrealized gain (loss) on investments	3	(134)
Change in unrealized loss on fair market valuation of foreign exchange contracts	(200)	—
Comprehensive income	$4,930	$3,726

Accumulated other comprehensive income (loss) totaled $(182,000) and $15,000 at March 31, 2004 and December 31, 2003, respectively.

5.  Stock-Based Compensation

Pro forma information regarding net income (loss) is required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and has been determined as if the Company has accounted for its employee stock options and shares purchased under the employee stock purchase plan under the fair value method of SFAS 123, as amended by SFAS 148. The pro forma effects of stock-based compensation on net income and net income per share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions since the Company’s initial public offering in March of 2000: risk free interest rates of 2.36% to 6.0%, dividend yields of 0%, expected volatility of 62% to 132%, and life of 5 years.

The Company’s adjusted pro forma information is as follows (in thousands, except per share amounts):

	Three months ended
	March 31, 2004	March 31, 2003
Net income as reported	$5,127	$3,860
Stock-based employee compensation cost included in net income as reported, net of tax (1), (2)	$—	$26
Compensation expense under FAS 123, net of tax (2)	$(2,598)	$(2,052)
Pro forma net income	$2,529	$1,834

Basic net income per share as reported	$0.23	$0.18
Pro forma basic net income per share	$0.11	$0.08

Diluted net income per share as reported	$0.22	$0.17
Pro forma diluted net income per share	$0.11	$0.08

(1)          The Company was recognizing deferred stock-based compensation expense on the deemed fair value of options granted prior to the initial public offering in March 2000.  This expense was amortized on an accelerated basis, in accordance with FIN 28, over approximately a four-year period, which began in March 2000 and ended in December 2003.

(2)          The Company had an effective tax rate of 37% and 40% in the three months ended March 31, 2004 and 2003, respectively.

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

Forward Looking Statements

This report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

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

Overview

We provide Employee Internet Management, or EIM, solutions that enable organizations to analyze, report and manage how their employees use computing resources at work, including Internet access, instant messaging, peer-to-peer file sharing, network bandwidth and desktop applications. Our primary product, Websense Enterprise®, gives organizations the ability to rapidly implement and configure Internet access policies in support of their efforts to improve employee productivity, conserve network bandwidth, mitigate potential legal liability and enhance network security. In 1996, we released our first software product, Websense Internet Screening System, and since that time, we have focused our business on developing and selling EIM solutions. In December 1999, we released Websense Enterprise Version 4, which was sold through March 2003. We launched the next generation of Websense software - Websense Enterprise Version 5 - in March 2003, including enhanced EIM capabilities.  We have also introduced Premium GroupTM databases and add-on modules featuring new network and application management technology such as, Bandwidth Optimizer™, Instant Messaging Attachment Manager™, and Client Policy ManagerTM. We currently derive nearly all of our revenue from subscriptions to the Websense Enterprise solution and expect this trend to continue in the future as more offerings are added to the Websense Enterprise platform.

During the three months ended March 31, 2004, we derived 30% of revenue from international sales compared with 29% for the three months ended March 31, 2003.  International revenue increased 38% in the first quarter of 2004 over the first quarter of 2003, with the United Kingdom comprising approximately 9% of our total revenue. We believe international markets represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European and Asia/Pacific markets.

We sell Websense Enterprise through both indirect and direct channels. Sales through indirect channels currently account for more than 80% of our revenue, and our strategy is to continue to rely on indirect sales channels for a significant majority of our sales.

As described elsewhere in this report, we recognize revenue from subscriptions to Websense Enterprise on a monthly straight-line basis over the term of the subscription. We recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract and are fully expensed in the period the product is delivered. Operating expenses have continued to increase as compared with prior periods due to expanded selling and marketing efforts, continued product research and development and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in subsequent periods.

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

Deferred Tax Assets. As required by Statement of Financial Accounting Standards No. 109 (“SFAS 109”), we recognize tax assets on the balance sheet if it is “more likely than not” that they will be realized on future tax returns.  Based on our earnings history and anticipated future taxable income, we believe that it is more likely than not that our U.S. deferred tax assets will be realized. However, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination was made. As of December 31, 2003, we had $17.4 million in deferred tax assets.

Results of Operations

Three months ended March 31, 2004, compared with the three months ended March 31, 2003

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	March 31, 2004	March 31, 2003
	(Unaudited)

Revenue	100%	100%

Cost of revenue	7	7

Gross margin	93	93

Operating expenses:
Selling and marketing	38	36
Research and development	15	17
General and administrative	9	8
Amortization of stock-based compensation	—	1
Total operating expenses	62	62

Income from operations	31	31

Other income, net	2	4

Income before income taxes	33	35

Provision for income taxes	12	14

Net income	21%	21%

Revenue

Revenue increased to $24.6 million in the first quarter of 2004 from $18.5 million in the first quarter of 2003. This increase was primarily a result of the addition of new customers. Approximately 40% of subscription revenue recognized in the first quarter of 2004 was derived from sales to first-time customers, who initially purchased one-, two-, or three-year subscriptions to Websense Enterprise in 2004 or prior years. The remaining 60% of subscription revenue was generated from existing customers. We expect total revenue growth in 2004 to exceed total revenue growth in 2003, although the percentage revenue growth rate may be lower in 2004 than in 2003 as a result of the larger revenue base in 2004 as compared with 2003.

Cost of Revenue

Cost of revenue consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenue increased to $1.7 million in the first quarter of 2004 from $1.3 million in the first quarter of 2003. The increase was primarily due to the costs associated with additional personnel in our technical support and database groups. We expect cost of revenue to increase in the future as we support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue remained unchanged at 7% during the first quarters of 2004 and 2003. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

Gross margin increased to $22.9 million in the first quarter of 2004 from $17.2 million in the first quarter of 2003. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin remained unchanged at 93% in the first quarters of 2004 and 2003. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, investor relations, advertising, promotions and travel as well as allocated facilities costs and depreciation expenses. Selling and marketing expenses increased to $9.4 million in the first quarter of 2004 from $6.6 million in the first quarter of 2003. The increase in selling and marketing expenses of $2.8 million was primarily due to increased headcount costs and related travel and allocated costs as well as higher commission expenses related to higher sales levels. We expect selling and marketing expenses to increase in the future as more personnel are added to support our expanding selling and marketing efforts worldwide and as increased sales result in higher overall sales commission expenses.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, and allocated facilities costs and equipment depreciation. Research and development expenses increased to $3.6 million in the first quarter of 2004 from $3.2 million in the first quarter of 2003. The increase of $400,000 in research and development expenses was primarily a result of personnel added to support our expanding list of technology partners, the enhancements of Websense Enterprise and additional products. We expect research and development expenses to increase in the future, as more personnel are added to support additional technology partners, product enhancements, and expansion of our product offerings.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, human resources and administrative personnel, third party professional service fees, allocated facilities costs and depreciation expenses. General and administrative expenses increased to $2.2 million in the first quarter of 2004 from $1.5 million in the first quarter of 2003. The $700,000 increase in general and administrative expenses is primarily a result of an increase in state sales tax expenses and additional personnel needed to support our growing operations, both domestically and internationally. We expect general and administrative expenses to increase in future periods, reflecting growth in operations, increasing expenses associated with being a public company and expansion of our international operations.

Other Income, Net

Net other income decreased to $413,000 in the first quarter of 2004 from $675,000 in the first quarter of 2003. The decrease is due primarily to lower interest rates generated by our cash, cash equivalents and marketable securities despite increased balances as of March 31, 2004 as compared with March 31, 2003. The lower interest rates are substantially the result of our strategy to maximize the after-tax return on our investments by purchasing lower interest tax-exempt investments beginning in the second quarter of 2003. As of March 31, 2004, the majority of our total cash and cash equivalents and marketable securities were tax-exempt, compared to no such investments at March 31, 2003. We expect the majority of our cash and cash equivalents and marketable securities will continue to be held in tax-exempt investments during the foreseeable future.

Provision for Income Taxes

 Provision for income taxes consist primarily of federal and California income taxes as well as taxes related to our wholly owned subsidiaries in the United Kingdom, Japan, Australia, France and Germany. Provision for income taxes increased to $3.0 million in the first quarter of 2004 from $2.6 million in the first quarter of 2003. The $400,000 increase in the provision for income taxes is primarily a result of the increase in net income before income taxes partially offset by the decreasing effective tax rate from 40% in the first quarter of 2003 to 37% in the first quarter of 2004. The decrease in effective tax rate is primarily attributable to an increase in tax-exempt investments. An increase in foreign income taxed at lower statutory rates also contributed to the effective tax rate reduction. We expect an effective tax rate of approximately 37% for 2004. Subsequent to 2004, our effective tax rate may decrease over time due to benefits derived from lower tax rates associated with foreign income.

Liquidity and Capital Resources

As of March 31, 2004, we had cash and cash equivalents of $30.4 million, investments in marketable securities of $169.8 million and accumulated earnings of $20.9 million.

Net cash provided by operating activities was $15.7 million in the first three months of 2004 compared with $11.3 million in the first three months of 2003. The $4.4 million increase in cash provided by operating activities in the first three months of 2004 was primarily due to an increase in our net income, an increase in deferred revenue (our subscriptions are initially recorded as deferred revenue) and a decrease in accounts receivable. Our operating cash flow and revenue are significantly influenced by subscription renewals and a decrease in subscription renewals would negatively impact our operating cash flow and revenue.

Net cash used in investing activities was $23.1 million in the first three months of 2004 compared with net cash used by investing activities of $12.6 million in the first three months of 2003. The $10.5 million increase in cash used by investing activities in the first three months of 2004 was primarily due to less maturities and sales of marketable securities to offset purchases of marketable securities.

Net cash provided by financing activities was $2.5 million in the first three months of 2004 compared with net cash provided by financing activities of $128,000 in the first three months of 2003. The $2.4 million increase in net cash provided by financing activities in the first three months of 2004 is primarily due to the proceeds from stock options exercised by employees, partially offset by the use of $3.0 million for the repurchase of 100,000 shares of our common stock.

We have operating lease commitments of approximately $1.2 million during the remainder of 2004, $1.5 million in 2005, $1.5 million in 2006 and $1.4 million in 2007. A significant majority of our operating lease commitments are related to our corporate headquarters lease, which was renewed in April 2002. The lease renewal incentives resulted in no rent payments in the third and fourth quarters of 2002 and escalating rent payments from 2004 to 2007. The rent expense related to our corporate headquarters lease renewal is recorded monthly on a straight-line basis in accordance with generally accepted accounting principles.

Future minimum annual lease payments under non-cancelable operating leases at March 31, 2004 are as follows (in thousands):

2004	$1,207
2005	1,463
2006	1,501
2007	1,389
$5,560

As of March 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of March 31, 2004, we had repurchased 496,000 shares of our common stock under this program, for an aggregate of $10.6 million at an average price of $21.45 per share.

We believe that our cash and cash equivalents balances and investments in marketable securities will be sufficient to satisfy our cash requirements for the foreseeable future. We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.

Risks and Uncertainties

Risks and uncertainties that could impact our business, consolidated financial position, results of operations and cash flows and cause future results to differ from our expectations include the following: customer acceptance of our services, products and fee structures; the success of our brand development efforts; the volatile and competitive nature of the Internet industry; changes in domestic and international market conditions and the entry into and development of international markets for our products; risks relating to intellectual property ownership; and the risks and uncertainties identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and other filings with the Securities and Exchange Commission.

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

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2004. Declines in interest rates over time will, however, reduce our interest income.

For the quarter ended March 31, 2004, all of our billings, including those billed by our operations in Ireland, were denominated in our functional currency, which is the U.S. dollar. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in the local currencies in which they do business.

We utilize foreign exchange contracts to hedge foreign currency market exposures of underlying assets and liabilities. Our objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. We do not use foreign exchange contracts for speculative or trading purposes. As of March 31, 2004, we had committed to 18 foreign exchange contracts to purchase Euro and British Pounds for $6.1 million. Our Euro commitment represents 1.7 million Euros at a weighted average forward rate of 1.2810. Our British Pound commitment represents 2.1 million British Pounds at a weighted average forward rate of 1.8714. The fair value of these foreign exchange contracts was $5.9 million at March 31, 2004. All of the foreign exchange contracts will be settled before December 31, 2004.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that we are able to collect the information we are required to disclose in the reports we file under the Exchange Act, and to record, process, summarize and report this information within the time periods specified in the rules of the Securities and Exchange Commission. Our Chief Executive and Chief Financial Officers evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our Chief Executive and Chief Financial Officers have concluded that these controls and procedures are effective.

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

Part II - Other Information

Item 1.           Legal Proceedings

None.

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Securities

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) On March 28, 2000, we completed our initial public offering for the sale of 4,000,000 shares of common stock at a price to the public of $18 per share, which resulted in net proceeds of $65.7 million after payment of the underwriters’ commissions and deductions of offering expenses.  The registration statement (No. 333-95619) relating to our initial public offering was declared effective on March 28, 2000.  Subsequent to our initial public offering, a portion of the offering proceeds were used to repay the $1.5 million balance of our fixed term loan agreements with financial institutions. The remaining proceeds have conformed with our intended use outlined in the prospectus related to such offering.  We currently have approximately $64.2 million remaining from the proceeds of our initial public offering.

(e)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Month	Number of shares purchased during month	Average price paid per share	Cumulative number of shares purchased as part of publicly announced plan(1)	Maximum number of shares that may yet be purchased under the plan
January 2004

—

—

396,000

1,604,000

February 2004

—

—

396,000

1,604,000

March 2004

100,000

$

29.57

496,000

1,504,000

(1)  On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock.

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

31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

32.2 Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

(b) Reports on Form 8-K

On January 28, 2004, the Company filed a Current Report on Form 8-K reporting that financial results for its fourth quarter and year-ended December 31, 2003 were available in a press release dated January 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: May 7, 2004	By:	/s/ JOHN B. CARRINGTON
John B. Carrington
Chairman of the Board and
Chief Executive Officer

Date: May 7, 2004	By:	/s/ DOUGLAS C. WRIDE
Douglas C. Wride
Chief Financial Officer