Form 10-Q
period 2004-06-30
WEBSENSE INC
filed 2004-08-06
CIK 1098277

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File Number 000-30093

Websense, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0380839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10240 Sorrento Valley Road

San Diego, California 92121

858-320-8000

(Address of principal executive offices, zip code and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act): Yes ☒  No ☐

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of July 31, 2004 was 23,276,691.

Websense, Inc.

Form 10-Q

For the Period Ended June 30, 2004

i

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets

(Unaudited and in thousands)

	June 30, 2004	December 31, 2003
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$34,382	$35,324
Marketable securities	178,446	147,535
Accounts receivable, net of allowance for doubtful accounts	28,558	27,999
Deferred income taxes	8,733	8,733
Other current assets	1,812	1,271
Total current assets	251,931	220,862

Property and equipment, net	3,680	2,997
Deferred income taxes, less current portion	8,672	8,672
Deposits and other assets	453	418
Total assets	$264,736	$232,949

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,360	$743
Accrued payroll and related benefits	5,035	5,241
Other accrued expenses	4,608	3,835
Income taxes payable	3,445	241
Current portion of deferred revenue.	73,494	65,480
Total current liabilities	87,942	75,540

Deferred revenue, less current portion	31,518	28,480

Stockholders’ equity:
Common stock	238	228
Additional paid-in capital	132,578	120,639
Treasury stock	(13,711)	(7,684)
Retained earnings	26,665	15,731
Accumulated other comprehensive income (loss)	(494)	15
Total stockholders’ equity	145,276	128,929
Total liabilities and stockholders’ equity	$264,736	$232,949

See accompanying notes.

Websense, Inc.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Revenue	$26,643	$19,524	$51,254	$38,028

Cost of revenue	1,774	1,290	3,465	2,595

Gross margin	24,869	18,234	47,789	35,433

Operating expenses:
Selling and marketing	10,449	7,546	19,865	14,181
Research and development	3,534	3,106	7,101	6,324
General and administrative	2,133	1,672	4,352	3,216
Amortization of stock-based compensation	—	22	—	65
Total operating expenses	16,116	12,346	31,318	23,786

Income from operations	8,753	5,888	16,471	11,647

Other income, net	456	780	869	1,455

Income before income taxes	9,209	6,668	17,340	13,102

Provision for income taxes	3,402	2,580	6,406	5,154

Net income	$5,807	$4,088	$10,934	$7,948

Net income per share:

Basic net income per share	$0.25	$0.19	$0.48	$0.36
Diluted net income per share	$0.24	$0.18	$0.46	$0.35
Weighted average shares – basic	22,971	21,882	22,824	21,838
Weighted average shares – diluted	23,928	22,613	23,806	22,673

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2003	22,445	$228	$120,639	$(7,684)	$15,731	$15	$128,929
Issuance of common stock upon exercise of options	812	9	10,689	—	—	—	10,698
Issuance of common stock for purchase plan	97	1	1,250	—	—	—	1,251
Issuance of common stock upon exercise of warrant	8	—	—	—	—	—	—
Purchase of treasury stock	(205)	—	—	(6,027)	—	—	(6,027)
Comprehensive income:
Net income	—	—	—	—	10,934	—	10,934
Unrealized loss on securities available for sale	—	—	—	—	—	(345)	(345)
Unrealized loss on fair market valuation of foreign exchange contracts	—	—	—	—	—	(164)	(164)
Comprehensive income							10,425
Balance at June 30, 2004	23,157	$238	$132,578	$(13,711)	$26,665	$(494)	$145,276

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six months ended
	June 30, 2004	June 30, 2003
Operating activities:
Net income	$10,934	$7,948

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,066	979
Amortization of deferred compensation	—	65
Deferred revenue	11,052	6,414
Unrealized loss on foreign exchange contracts	(164)	—
Changes in operating assets and liabilities:
Accounts receivable	(559)	1,382
Deposits and other assets	(576)	(273)
Accounts payable	617	16
Accrued payroll and related benefits	(206)	322
Other accrued expenses	773	(465)
Income taxes payable	3,204	2,571
Net cash provided by operating activities	26,141	18,959

Investing activities:
Purchases of property and equipment	(1,749)	(997)
Purchases of marketable securities	(147,553)	(61,553)
Maturities of marketable securities	109,329	61,473
Sales of marketable securities	6,968	27,511
Net cash provided by (used in) investing activities	(33,005)	26,434

Financing activities:
Proceeds from exercise of stock options	10,698	401
Proceeds from issuance of common stock for stock purchase plan	1,251	853
Purchases of treasury stock	(6,027)	(2,416)
Net cash provided by (used in) financing activities	5,922	(1,162)

Increase (decrease) in cash and cash equivalents	(942)	44,231

Cash and cash equivalents at beginning of period	35,324	29,263

Cash and cash equivalents at end of period	$34,382	$73,494

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in Websense, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2004.  The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Dilutive securities include stock options, warrants and restricted stock subject to vesting. During the quarters ended June 30, 2004 and 2003, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options and warrants totaling 957,000 and 731,000, respectively. Potentially dilutive securities totaling 163,000 and 2,407,000 for the quarters ended June 30, 2004 and 2003, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect as a result of stock options which have exercise prices greater than the average market price of the common shares.

During the first six months of 2004 and 2003, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options and warrants totaling 982,000 and 835,000, respectively. Potentially dilutive securities totaling 143,000 and 1,814,000 for the first six months of 2004 and 2003, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect as a result of stock options which have exercise prices greater than the average market price of the common shares.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
June 30, 2004:
Basic EPS	$5,807	22,971	$0.25
Effect of options	—	957	(0.01)
Diluted EPS	$5,807	23,928	$0.24

June 30, 2003:
Basic EPS	$4,088	21,882	$0.19
Effect of options	—	731	(0.01)
Diluted EPS	$4,088	22,613	$0.18

For the Six Months Ended:
June 30, 2004:
Basic EPS	$10,934	22,824	$0.48
Effect of options	—	982	(0.02)
Diluted EPS	$10,934	23,806	$0.46

June 30, 2003:
Basic EPS	$7,948	21,838	$0.36
Effect of options	—	835	(0.01)
Diluted EPS	$7,948	22,673	$0.35

3. Amortization of Stock-Based Compensation

For the three and six months ended June 30, 2004, the Company recorded no amortization of stock-based compensation. The allocation of the expense by operating expense category in the three and six months ended in the prior year is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003
Selling and marketing	$10	$24
Research and development	5	13
General and administrative	7	28
Total amortization of stock-based compensation	$22	$65

4. Comprehensive Income

The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income	$5,807	$4,088	$10,934	$7,948
Change in unrealized gain (loss) on investments	(348)	(276)	(345)	(410)
Change in unrealized gain (loss) on fair market valuation of foreign exchange contracts	36	—	(164)	—
Comprehensive income	$5,495	$3,812	$10,425	$7,538

Accumulated other comprehensive income (loss) totaled $(494,000) and $15,000 at June 30, 2004 and December 31, 2003, respectively.

5.  Stock-Based Compensation

Pro forma information regarding net income (loss) is required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and has been determined as if the Company has accounted for its employee stock options and shares purchased under the employee stock purchase plan under the fair value method of SFAS 123, as amended by SFAS 148. The pro forma effects of stock-based compensation on net income and net income per share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions since the Company’s initial public offering in March of 2000: risk free interest rates of 2.36% to 6.0%, dividend yields of 0%, expected volatility of 54% to 132%, and life of 5 years.

The Company’s adjusted pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income as reported	$5,807	$4,088	$10,934	$7,948
Stock based employee compensation cost included in net income as reported, net of tax (1)	—	13	—	40
Compensation expense under FAS 123, net of tax (2)	(2,568)	(2,149)	(5,166)	(4,203)
Pro forma net income	$3,239	$1,952	$5,768	$3,785

Basic net income per share as reported	$0.25	$0.19	$0.48	$0.36
Pro forma basic net income per share	$0.14	$0.09	$0.25	$0.17

Diluted net income per share as reported	$0.24	$0.18	$0.46	$0.35
Pro forma diluted net income per share	$0.14	$0.09	$0.24	$0.17

(1)   The Company was recognizing deferred stock-based compensation expense on the deemed fair value of options granted prior to the initial public offering in March 2000.  This expense was amortized on an accelerated basis, in accordance with FIN 28, over approximately a four-year period, which began in March 2000 and ended in December 2003.

(2)   The Company had an effective tax rate of 37% and 39% in the three months ended June 30, 2004 and 2003, respectively.  The Company had an effective tax rate of 37% and 39% in the six months ended June 30, 2004 and 2003, respectively.

For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options vesting period.  The effect of applying SFAS 123, as amended by SFAS 148, for purposes of providing pro forma disclosures may not be representative of the effects on our operating results in future years.

6. Tax Matters

From time to time, the Company is audited by various state, federal and international authorities relating to tax matters. The Company fully cooperates with all audits, but defends its positions vigorously. The Company’s audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and appeals process. As each audit is concluded, adjustments, if any, are appropriately recorded in the Company’s financial statements in the period determined. To provide for potential tax exposures, the Company maintains allowances for tax contingencies based on reasonable estimates of the Company’s potential exposure with respect to the tax liabilities that may result from such audits. However, if the reserves are insufficient upon completion of any audits, there could be an adverse impact on the Company’s financial position and results of operations.

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

Overview

We provide Employee Internet Management, or EIM, solutions that enable organizations to analyze, report and manage how their employees use computing resources at work, including Internet access, instant messaging, peer-to-peer file sharing, network bandwidth and desktop applications. Our primary product, Websense Enterprise®, gives organizations the ability to rapidly implement and configure Internet access policies in support of their efforts to improve employee productivity, conserve network bandwidth, mitigate potential legal liability and enhance network security. In 1996, we released our first software product, Websense Internet Screening System, and since that time, we have focused our business on developing and selling EIM solutions. In December 1999, we released Websense Enterprise Version 4, which was sold through March 2003. We launched the next generation of Websense software - Websense Enterprise Version 5 - in March 2003, including enhanced EIM capabilities.  We have also introduced Premium GroupTM databases and add-on modules featuring new network and application management technology such as Client Policy ManagerTM, Bandwidth Optimizer™ and Instant Messaging Attachment Manager™. We currently derive nearly all of our revenue from subscriptions to the Websense Enterprise solution and expect this trend to continue in the future as more offerings are added to the Websense Enterprise platform.

During the six months ended June 30, 2004, we derived 32% of revenue from international sales compared with 29% for the six months ended June 30, 2003.  International revenue increased 55% in the second quarter of 2004 over the second quarter of 2003, with the United Kingdom comprising approximately 9% of our total revenue. We believe international markets represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European and Asia/Pacific markets.

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

Revenue Recognition. When a purchase decision is made for Websense Enterprise, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. Other services such as upgrades/enhancements and standard post-contract technical support services are sold together with Websense Enterprise and provided throughout the subscription term. We recognize revenue on a monthly straight-line basis over the term of the subscription agreement provided collectibility is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver access codes to users and then promptly invoice customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 days of the invoice. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers who wish to re-subscribe typically must do so at then current rates to continue using Websense Enterprise. Our revenue is significantly influenced by new and renewal subscriptions, and a decrease in subscription amounts could negatively impact our future revenue.

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

Results of Operations

Three months ended June 30, 2004, compared with the three months ended June 30, 2003

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	June 30, 2004	June 30, 2003
	(Unaudited)

Revenue	100%	100%

Cost of revenue	7	7

Gross margin	93	93

Operating expenses:
Selling and marketing	39	39
Research and development	13	16
General and administrative	8	8
Total operating expenses	60	63

Income from operations	33	30

Other income, net	2	4

Income before income taxes	35	34

Provision for income taxes	13	13

Net income	22%	21%

Revenue

Revenue increased to $26.6 million in the second quarter of 2004 from $19.5 million in the second quarter of 2003. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers. Approximately 35% of subscription revenue recognized in the second quarter of 2004 was derived from sales to first-time customers, who initially purchased one-, two-, or three-year subscriptions to Websense Enterprise in 2004 or prior years. The remaining 65% of subscription revenue was generated from existing customers. We expect total revenue growth in 2004 to exceed total revenue growth in 2003, although the percentage revenue growth rate may be lower in 2004 than in 2003 as a result of the larger revenue base in 2004 as compared with 2003.

Cost of Revenue

Cost of revenue consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenue increased to $1.8 million in the second quarter of 2004 from $1.3 million in the second quarter of 2003. The increase was primarily due to the costs associated with additional personnel in our technical support and database groups. We expect cost of revenue to increase in the future as we support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue remained unchanged at 7% during the second quarters of 2004 and 2003. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

Gross margin increased to $24.9 million in the second quarter of 2004 from $18.2 million in the second quarter of 2003. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin remained unchanged at 93% in the second quarters of 2004 and 2003. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, investor relations, advertising, promotions and travel as well as allocated facilities costs and depreciation expenses. Selling and marketing expenses increased to $10.4 million in the second quarter of 2004 from $7.5 million in the second quarter of 2003. The increase in selling and marketing expenses of $2.9 million was primarily due to increased headcount costs and related travel and allocated costs as well as higher commission and co-op marketing expenses related to higher sales levels. We expect selling and marketing expenses to increase in the future as more personnel are added to support our expanding selling and marketing efforts worldwide and as increased sales result in higher overall sales commission expenses.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, and allocated facilities costs and equipment depreciation. Research and development expenses increased to $3.5 million in the second quarter of 2004 from $3.1 million in the second quarter of 2003. The increase of $400,000 in research and development expenses was primarily a result of allocated costs as well as personnel added to support our expanding list of technology partners, the enhancements of Websense Enterprise and additional products. We expect research and development expenses to increase in absolute dollars in future periods as a result of our continued enhancements of Websense Enterprise and additional products.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, human resources and administrative personnel, third party professional service fees, allocated facilities costs and depreciation expenses. General and administrative expenses increased to $2.1 million in the second quarter of 2004 from $1.7 million in the second quarter of 2003. The $400,000 increase in general and administrative expenses is primarily a result of an increase in professional accounting fees, driven primarily by compliance with the Sarbanes-Oxley Act of 2002, and additional personnel needed to support our growing operations, both domestically and internationally. We expect general and administrative expenses to increase in absolute dollars in future periods, reflecting growth in operations, increasing expenses associated with being a public company and expansion of our international operations.

Other Income, Net

Net other income decreased to $456,000 in the second quarter of 2004 from $780,000 in the second quarter of 2003. The decrease is due primarily to lower interest rates generated by our cash, cash equivalents and marketable securities despite increased balances as of June 30, 2004 as compared with June 30, 2003. The lower interest rates are substantially the result of our strategy to maximize the after-tax return on our investments by purchasing lower interest tax-exempt investments beginning in the second quarter of 2003. As of June 30, 2004, the majority of our total cash and cash equivalents and marketable securities were tax-exempt, compared to less than half at June 30, 2003. Also contributing to the decrease were realized losses from settled foreign exchange contracts. We expect the majority of our cash and cash equivalents and marketable securities will continue to be held in tax-exempt investments during the foreseeable future.

Provision for Income Taxes

Provision for income taxes consist primarily of federal and California income taxes as well as taxes related to our wholly owned subsidiaries in the United Kingdom, Japan, Australia, France and Germany. Provision for income taxes increased to $3.4 million in the second quarter of 2004 from $2.6 million in the second quarter of 2003. The $800,000 increase in the provision for income taxes is primarily a result of the increase in net income before income taxes partially offset by the decreasing effective tax rate from 39% in the second quarter of 2003 to 37% in the second quarter of 2004. The decrease in effective tax rate is primarily attributable to an increase in tax-exempt investments. An increase in foreign income taxed at lower statutory rates also contributed to the effective tax rate reduction. We expect an effective tax rate of approximately 37% for 2004. Subsequent to 2004, our effective tax rate may decrease over time due to benefits derived from lower tax rates associated with foreign income.

Six months ended June 30, 2004, compared with the six months ended June 30, 2003

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Six Months Ended
	June 30, 2004	June 30, 2003
	(Unaudited)

Revenue	100%	100%

Cost of revenue	7	7

Gross margin	93	93

Operating expenses:
Selling and marketing	39	37
Research and development	14	17
General and administrative	8	8
Total operating expenses	61	62

Income from operations	32	31

Other income, net	2	4

Income before income taxes	34	35

Provision for income taxes	13	14

Net income	21%	21%

Revenue

Revenue increased to $51.3 million in the first six months of 2004 from $38.0 million in the first six months of 2003. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers. Approximately 35% of subscription revenue recognized in the first six months of 2004 was derived from sales to first-time customers, who initially purchased one-, two-, or three-year subscriptions to Websense Enterprise in 2004 or prior years. The remaining 65% of subscription revenue was generated from existing customers. We expect total revenue growth in 2004 to exceed total revenue growth in 2003, although the percentage revenue growth rate may be lower in 2004 than in 2003 as a result of the larger revenue base in 2004 as compared with 2003.

Cost of Revenue

Cost of revenue increased to $3.5 million in the first six months of 2004 from $2.6 million in the first six months of 2003. The increase was primarily due to the costs associated with additional personnel in our technical support and database groups. We expect cost of revenue to increase in the future as we support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue remained unchanged at 7% during the first six months of 2004 and 2003. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

Gross margin increased to $47.8 million in the first six months of 2004 from $35.4 million in the first six months of 2003. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin remained unchanged at 93% in the first six months of 2004 and 2003. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

Selling and marketing. Selling and marketing expenses increased to $19.9 million in the first six months of 2004 from $14.2 million in the first six months of 2003. The increase in selling and marketing expenses of $5.7 million was primarily due to increased headcount costs and related travel and allocated costs as well as higher commission and co-op marketing expenses related to higher sales levels. We expect selling and marketing expenses to increase in the future as more personnel are added to support our expanding selling and marketing efforts worldwide and as increased sales result in higher overall sales commission expenses.

Research and development. Research and development expenses increased to $7.1 million in the first six months of 2004 from $6.3 million in the first six months of 2003. The increase of $800,000 in research and development expenses was primarily a result of allocated costs as well as personnel added to support our expanding list of technology partners, the enhancements of Websense Enterprise and additional products. We expect research and development expenses to increase in absolute dollars in future periods as a result of our continued enhancements of Websense Enterprise and additional products.

General and administrative. General and administrative expenses increased to $4.4 million in the first six months of 2004 from $3.2 million in the first six months of 2003. The $1.2 million increase in general and administrative expenses is primarily a result of an increase in professional accounting fees driven primarily by compliance with the Sarbanes-Oxley Act of 2002, state sales tax expenses and additional personnel needed to support our growing operations, both domestically and internationally. We expect general and administrative expenses to increase in absolute dollars in future periods, reflecting growth in operations, increasing expenses associated with being a public company and expansion of our international operations.

Other Income, Net

Net other income decreased to $869,000 in the first six months of 2004 from $1.5 million in the first six months of 2003. The decrease is due primarily to lower interest rates generated by our cash, cash equivalents and marketable securities despite increased balances as of June 30, 2004 as compared with June 30, 2003. The lower interest rates are substantially the result of our strategy to maximize the after-tax return on our investments by purchasing lower interest tax-exempt investments beginning in the second quarter of 2003. As of June 30, 2004, the majority of our total cash and cash equivalents and marketable securities were tax-exempt, compared to less than half at June 30, 2003. Also contributing to the decrease were realized losses from settled foreign exchange contracts. We expect the majority of our cash and cash equivalents and marketable securities will continue to be held in tax-exempt investments during the foreseeable future.

Provision for Income Taxes

In the first six months of 2004, our provision for income taxes consist primarily of federal and California income taxes as well as taxes related to our wholly owned subsidiaries in the United Kingdom, Japan, Australia, France and Germany. Provision for income taxes increased to $6.4 million in the first six months of 2004 from $5.2 million in the first six months of 2003. The $1.2 million increase in the provision for income taxes is primarily a result of the increase in net income before income taxes partially offset by the decreasing effective tax rate from 39% in the first six months of 2003 to 37% in the first six months of 2004. The decrease in effective tax rate is primarily attributable to an increase in tax-exempt investments. An increase in foreign income taxed at lower statutory rates also contributed to the effective tax rate reduction. We expect an effective tax rate of approximately 37% for 2004. Subsequent to 2004, our effective tax rate may decrease over time due to benefits derived from lower tax rates associated with foreign income.

Liquidity and Capital Resources

As of June 30, 2004, we had cash and cash equivalents of $34.4 million, investments in marketable securities of $178.4 million and accumulated earnings of $26.7 million.

Net cash provided by operating activities was $26.1 million in the first six months of 2004 compared with $19.0 million in the first six months of 2003. The $7.1 million increase in cash provided by operating activities in the first six months of 2004 was primarily due to an increase in our net income and an increase in deferred revenue (subscription amounts in excess of recognizable revenue are recorded as deferred revenue). Our operating cash flow and revenue are significantly influenced by subscription renewals and a decrease in subscription renewals would negatively impact our operating cash flow and revenue.

Net cash used in investing activities was $33.0 million in the first six months of 2004 compared with net cash provided by investing activities of $26.4 million in the first six months of 2003. The $59.4 million increase in cash used by investing activities in the first six months of 2004 was primarily due to fewer maturities and sales of marketable securities to offset purchases of marketable securities as we shifted our investment strategy to purchase more tax-exempt investments.

Net cash provided by financing activities was $5.9 million in the first six months of 2004 compared with net cash used by financing activities of $1.2 million in the first six months of 2003. The $7.1 million increase in net cash provided by financing activities in the first six months of 2004 is primarily due to the proceeds from stock options exercised by employees, partially offset by the use of $6.0 million for the repurchase of 205,000 shares of our common stock.

We have operating lease commitments of approximately $0.8 million during the remainder of 2004, $1.5 million in 2005, $1.5 million in 2006 and $1.4 million in 2007. A significant majority of our operating lease commitments are related to our corporate headquarters lease, which was renewed in April 2002. The lease renewal incentives resulted in no rent payments in the third and fourth quarters of 2002 and escalating rent payments from 2004 to 2007. The rent expense related to our corporate headquarters lease renewal is recorded monthly on a straight-line basis in accordance with generally accepted accounting principles.

Future minimum annual lease payments under non-cancelable operating leases at June 30, 2004 are as follows (in thousands):

2004	$809
2005	1,463
2006	1,501
2007	1,389
$5,162

As of June 30, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of June 30, 2004, we had repurchased 601,000 shares of our common stock under this program, for an aggregate of $13.7 million at an average price of $22.81 per share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments, municipal securities, commercial paper, corporate bonds, and mortgage-backed securities. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore impact our cash flows and results of operations.

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2004. Changes in interest rates over time will, however, affect our interest income.

For the quarter ended June 30, 2004, all of our billings, including those billed by our operations in Ireland, were denominated in our functional currency, which is the U.S. dollar. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in the local currencies in which they do business.

We utilize foreign exchange contracts to hedge foreign currency market exposures of underlying assets and liabilities. Our objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. We do not use foreign exchange contracts for speculative or trading purposes. As of June 30, 2004, we had committed to 12 foreign exchange contracts to purchase Euro and British Pounds for $4.2 million. Our Euro commitment represents 1.2 million Euros at a weighted average forward rate of 1.2797. Our British Pound commitment represents 1.4 million British Pounds at a weighted average forward rate of 1.8645. The fair value of these foreign exchange contracts was $4.0 million at June 30, 2004. All of the foreign exchange contracts will be settled before December 31, 2004.

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

There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, during the period covered by this report.

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

(e)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Month	Number of shares purchased during month(1)	Average price paid per share	Cumulative number of shares purchased as part of publicly announced plan(2)	Maximum number of shares that may yet be purchased under the plan
April 1st through 30th of 2004	—	—	496,000	1,504,000
May 1st through 31st of 2004	105,000	$29.24	601,000	1,399,000
June 1st through 30th of 2004	—	—	601,000	1,399,000
Total	105,000	$29.24	601,000	1,399,000

1.               The purchases were made in open-market transactions.

2.               On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock.

Item 3.           Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on Wednesday, June 2, 2004.  The following matters were voted upon at the meeting and were adopted by the margins indicated:

1. The stockholders elected two Directors to hold office for a term expiring upon the 2007 Annual Meeting of Stockholders.

	Number of Shares
Name of Director Elected	For	Withheld

John B. Carrington	21,458,792	290,777
Gary E. Sutton	21,213,618	535,951

The following individuals are continuing directors with terms expiring upon the 2005 Annual Meeting of Stockholders:  Mark S. St.Clare and Peter C. Waller.

The following individuals are continuing directors with terms expiring upon the 2006 Annual Meeting of Stockholders:  Bruce T. Coleman and John F. Schaefer.

2. The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004.

For	21,047,831
Against	700,185
Abstain	1,553

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Restated Bylaws
4.1(1)	Specimen Stock Certificate of Websense, Inc
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)                Previously filed as an exhibit to our Registration Statement on Form S-1, as amended, (File No 333-95619) and incorporated herein by reference.

(b) Reports on Form 8-K

On April 27, 2004, the Company filed a Current Report on Form 8-K reporting that financial results for its first quarter ended March 31, 2004 were available in a press release dated April 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: August 6, 2004	By:	/s/ JOHN B. CARRINGTON
John B. Carrington
Chairman of the Board and
Chief Executive Officer

Date: August 6, 2004	By:	/s/ DOUGLAS C. WRIDE
Douglas C. Wride
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Restated Bylaws
4.1(1)	Specimen Stock Certificate of Websense, Inc
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)                Previously filed as an exhibit to our Registration Statement on Form S-1, as amended, (File No 333-95619) and incorporated herein by reference.