Form 10-Q
period 2004-09-30
WEBSENSE INC
filed 2004-11-05
CIK 1098277

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of October 29, 2004 was 23,343,783.

Websense, Inc.

Form 10-Q

For the Period Ended September 30, 2004

i

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets

(Unaudited and in thousands)

	September 30, 2004	December 31, 2003
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$33,143	$35,324
Marketable securities	192,791	147,535
Accounts receivable, net of allowance for doubtful accounts	27,647	27,999
Deferred income taxes	8,733	8,733
Other current assets	1,759	1,271
Total current assets	264,073	220,862

Property and equipment, net	3,655	2,997
Deferred income taxes, less current portion	8,672	8,672
Deposits and other assets	457	418

Total assets	$276,857	$232,949

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$963	$743
Accrued payroll and related benefits	5,473	5,241
Other accrued expenses	5,259	3,835
Income taxes payable	7,272	241
Current portion of deferred revenue	78,572	65,480
Total current liabilities	97,539	75,540

Deferred revenue, less current portion	33,614	28,480

Stockholders’ equity:
Common stock	241	228
Additional paid-in capital	137,236	120,639
Treasury stock	(25,242)	(7,684)
Retained earnings	33,771	15,731
Accumulated other comprehensive income (loss)	(302)	15
Total stockholders’ equity	145,704	128,929

Total liabilities and stockholders’ equity	$276,857	$232,949

See accompanying notes.

Websense, Inc.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Revenue	$28,917	$21,006	$80,171	$59,034

Cost of revenue	2,003	1,412	5,468	4,007

Gross margin	26,914	19,594	74,703	55,027

Operating expenses:
Selling and marketing	10,615	8,236	30,480	22,417
Research and development	3,576	3,224	10,677	9,548
General and administrative	2,045	1,770	6,397	4,986
Amortization of stock-based compensation	—	11	—	76
Total operating expenses	16,236	13,241	47,554	37,027

Income from operations	10,678	6,353	27,149	18,000

Other income, net	598	418	1,467	1,873

Income before income taxes	11,276	6,771	28,616	19,873

Provision for income taxes	4,170	2,539	10,576	7,693

Net income	$7,106	$4,232	$18,040	$12,180

Net income per share:

Basic net income per share	$0.31	$0.19	$0.79	$0.56
Diluted net income per share	$0.29	$0.18	$0.75	$0.53
Weighted average shares – basic	23,250	22,072	22,967	21,917
Weighted average shares – diluted	24,228	23,035	23,960	22,805

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

			Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity

	Common stock
	Shares	Amount

Balance at December 31, 2003	22,445	$228	$120,639	$(7,684)	$15,731	$15	$128,929
Issuance of common stock upon exercise of options	1,149	12	15,347	—	—	—	15,359
Issuance of common stock for purchase plan	97	1	1,250	—	—	—	1,251
Issuance of common stock upon exercise of warrant	27	—	—	—	—	—	—
Purchase of treasury stock	(502)	—	—	(17,558)	—	—	(17,558)
Comprehensive income:
Net income	—	—	—	—	18,040	—	18,040
Change in unrealized loss on securities available for sale	—	—	—	—	—	(257)	(257)
Change in unrealized loss on fair market valuation of foreign exchange contracts	—	—	—	—	—	(60)	(60)
Comprehensive income							17,723
Balance at September 30, 2004	23,216	$241	$137,236	$(25,242)	$33,771	$(302)	$145,704

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
Operating activities:
Net income.	$18,040	$12,180

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,673	1,500
Amortization of deferred compensation	—	76
Deferred revenue	18,226	13,589
Unrealized loss on foreign exchange contracts	(60)	—
Changes in operating assets and liabilities:
Accounts receivable	352	(1,761)
Deposits and other assets	(527)	(230)
Accounts payable	220	(210)
Accrued payroll and related benefits	232	1,525
Other accrued expenses	1,424	(87)
Income taxes payable	7,031	3,436
Net cash provided by operating activities	46,611	30,018

Investing activities:
Purchases of property and equipment	(2,331)	(1,780)
Purchases of marketable securities	(226,046)	(163,491)
Maturities of marketable securities	145,265	78,231
Sales of marketable securities	35,268	57,410
Net cash used in investing activities	(47,844)	(29,630)

Financing activities:
Proceeds from exercise of stock options	15,359	3,021
Proceeds from issuance of common stock for stock purchase plan	1,251	853
Purchases of treasury stock	(17,558)	(4,818)
Net cash used in financing activities	(948)	(944)

Decrease in cash and cash equivalents	(2,181)	(556)

Cash and cash equivalents at beginning of period	35,324	29,263

Cash and cash equivalents at end of period	$33,143	$28,707

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in Websense, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2004.  The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Dilutive securities include stock options, warrants and restricted stock subject to vesting. During the quarters ended September 30, 2004 and 2003, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options and warrants totaled 978,000 and 963,000, respectively. Potentially dilutive securities totaling 268,000 and 1,283,000 for the quarters ended September 30, 2004 and 2003, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect as a result of stock options which have exercise prices greater than the average market price of the common shares.

During the first nine months of 2004 and 2003, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options and warrants totaled 993,000 and 888,000, respectively. Potentially dilutive securities totaling 104,000 and 1,504,000 for the first nine months of 2004 and 2003, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect as a result of stock options which have exercise prices greater than the average market price of the common shares.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
September 30, 2004:
Basic EPS	$7,106	23,250	$0.31
Effect of options	—	978	(0.02)
Diluted EPS	$7,106	24,228	$0.29

September 30, 2003:
Basic EPS	$4,232	22,072	$0.19
Effect of options	—	963	(0.01)
Diluted EPS	$4,232	23,035	$0.18

For the Nine months ended:
September 30, 2004:
Basic EPS	$18,040	22,967	$0.79
Effect of options	—	993	(0.04)
Diluted EPS	$18,040	23,960	$0.75

September 30, 2003:
Basic EPS	$12,180	21,917	$0.56
Effect of options	—	888	(0.03)
Diluted EPS	$12,180	22,805	$0.53

3. Amortization of Stock-Based Compensation

For the three and nine months ended September 30, 2004, the Company recorded no amortization of stock-based compensation because the expense was completely amortized in 2003. The allocation of the expense by operating expense category in the three and nine months ended in the prior year is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003
Selling and marketing	$5	$29
Research and development	3	15
General and administrative	3	32
Total amortization of stock-based compensation	$11	$76

4. Comprehensive Income

The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income	$7,106	$4,232	$18,040	$12,180
Change in unrealized gain (loss) on investments	88	(53)	(257)	(463)
Change in unrealized gain (loss) on fair market valuation of foreign exchange contracts	104	—	(60)	—
Comprehensive income	$7,298	$4,179	$17,723	$11,717

Accumulated other comprehensive income (loss) totaled ($302,000) and $15,000 at September 30, 2004 and December 31, 2003, respectively.

5.  Stock-Based Compensation

Pro forma information regarding net income (loss) is required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and has been determined as if the Company has accounted for its employee stock options and shares purchased under the employee stock purchase plan under the fair value method of SFAS 123, as amended by SFAS 148. The pro forma effects of stock-based compensation on net income and net income per share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions since the Company’s initial public offering in March of 2000: risk free interest rates of 2.36% to 6.0%, dividend yields of 0%, expected volatility of 49% to 132%, and life of 5 years.

The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income as reported	$7,106	$4,232	$18,040	$12,180
Stock based employee compensation cost included in net income as reported, net of tax (1)	—	7	—	47
Compensation expense under FAS 123, net of tax (2)	(2,941)	(2,395)	(8,107)	(6,596)
Pro forma net income	$4,165	$1,844	$9,933	$5,631

Basic net income per share as reported	$0.31	$0.19	$0.79	$0.56
Pro forma basic net income per share	$0.18	$0.08	$0.43	$0.26

Diluted net income per share as reported	$0.29	$0.18	$0.75	$0.53
Pro forma diluted net income per share	$0.17	$0.08	$0.41	$0.25

(1)          The Company was recognizing deferred stock-based compensation expense on the deemed fair value of options granted prior to the initial public offering in March 2000.  This expense was amortized on an accelerated basis, in accordance with FIN 28, over approximately a four-year period, which began in March 2000 and ended in December 2003.

(2)          The Company had an effective tax rate of 37% and 38% in the three months ended September 30, 2004 and 2003, respectively.  The Company had an effective tax rate of 37% and 39% in the nine months ended September 30, 2004 and 2003, respectively.

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

7. New Accounting Pronouncements

On October 13, 2004, the FASB concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005.  Retroactive application of the requirements of Statement 123 (not Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required.  Early adoption of Statement 123R is encouraged.  The Company will therefore be required to apply Statement 123R beginning July 1, 2005 and could choose to apply Statement 123 retroactively from January 1, 2005 to June 30, 2005 or the Company could choose to early adopt the proposed Statement.  The FASB plans to issue a final Statement on or around December 15, 2004.  The Company is currently evaluating the impact that this statement will have on its financial statements and no decision has been made with respect to the early adoption of this Statement.

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

During the nine months ended September 30, 2004, we derived 32% of revenue from international sales compared with 31% for the nine months ended September 30, 2003. We believe international markets represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to pay their invoice(s). If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Results of Operations

Three months ended September 30, 2004, compared with the three months ended September 30, 2003

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	September 30, 2004	September 30, 2003
	(Unaudited)

Revenue	100%	100%

Cost of revenue	7	7

Gross margin	93	93

Operating expenses:
Selling and marketing	37	39
Research and development	12	15
General and administrative	7	9
Total operating expenses	56	63

Income from operations	37	30

Other income, net	2	2

Income before income taxes	39	32

Provision for income taxes	14	12

Net income	25%	20%

Revenue

Revenue increased to $28.9 million in the third quarter of 2004 from $21.0 million in the third quarter of 2003. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers. Approximately 35% of subscription revenue recognized in the third quarter of 2004 was derived from sales to first-time customers, who initially purchased one-, two-, or three-year subscriptions to Websense Enterprise in 2004 or prior years. The remaining 65% of subscription revenue was generated from existing customers. We expect total revenue growth in 2004 to exceed total revenue growth in 2003, although the percentage revenue growth rate may be lower in 2004 than in 2003 as a result of the larger revenue base in 2004 as compared with 2003.

Cost of Revenue

Cost of revenue consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenue increased to $2.0 million in the third quarter of 2004 from $1.4 million in the third quarter of 2003. The increase was primarily due to the costs associated with additional personnel in our technical support and database groups. We expect cost of revenue to increase in the future as we support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue remained unchanged at 7% during the third quarters of 2004 and 2003. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

Gross margin increased to $26.9 million in the third quarter of 2004 from $19.6 million in the third quarter of 2003. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin remained unchanged at 93% in the third quarters of 2004 and 2003. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, investor relations, advertising, promotions and travel as well as allocated facilities costs and depreciation expenses. Selling and marketing expenses increased to $10.6 million in the third quarter of 2004 from $8.2 million in the third quarter of 2003. The increase in selling and marketing expenses of $2.4 million was primarily due to increased headcount costs and related travel and allocated costs as well as higher commission and co-op marketing expenses related to higher sales levels. We expect selling and marketing expenses to increase in absolute dollars in the future as more personnel are added to support our expanding selling and marketing efforts worldwide and as increased sales result in higher overall sales commission expenses.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, and allocated facilities costs and equipment depreciation. Research and development expenses increased to $3.6 million in the third quarter of 2004 from $3.2 million in the third quarter of 2003. The increase of $400,000 in research and development expenses was primarily a result of increased compensation costs as well as allocated costs to support our expanding list of technology partners, the enhancements of Websense Enterprise and additional products. We expect research and development expenses to increase in absolute dollars in future periods as a result of our continued enhancements of Websense Enterprise and additional products.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, human resources and administrative personnel, third party professional service fees, allocated facilities costs and depreciation expenses. General and administrative expenses increased to $2.0 million in the third quarter of 2004 from $1.8 million in the third quarter of 2003. The $200,000 increase in general and administrative expenses is primarily a result of an increase in professional accounting fees, driven primarily by compliance with the Sarbanes-Oxley Act of 2002, allocated costs and additional personnel needed to support our growing operations. We expect general and administrative expenses to increase in absolute dollars in future periods, reflecting growth in operations, increasing expenses associated with being a public company and expansion of our international operations.

Other Income, Net

Net other income increased to $598,000 in the third quarter of 2004 from $418,000 in the third quarter of 2003. The increase is due primarily to higher interest rates earned by our increased balance of cash, cash equivalents and marketable securities as of September 30, 2004 compared with September 30, 2003. The majority of our total cash and cash equivalents and marketable securities are tax-exempt. We expect the majority of our cash and cash equivalents and marketable securities will continue to be held in tax-exempt investments during the foreseeable future.

Provision for Income Taxes

Provision for income taxes consist primarily of federal and state income taxes as well as taxes related to our wholly owned subsidiaries in Ireland, the United Kingdom, Japan, Australia, France and Germany. Provision for income taxes increased to $4.2 million in the third quarter of 2004 from $2.5 million in the third quarter of 2003. The $1.7 million increase in the provision for income taxes is primarily a result of the increase in net income before income taxes partially offset by the decreasing effective tax rate from 38% in the third quarter of 2003 to 37% in the third quarter of 2004. The decrease in effective tax rate is primarily attributable to an increase in tax-exempt investments. An increase in foreign income taxed at lower statutory rates also contributed to the effective tax rate reduction. We expect an effective tax rate of approximately 37% for 2004. Subsequent to 2004, our effective tax rate may decrease over time due to benefits derived from lower tax rates associated with foreign income.

Nine months ended September 30, 2004, compared with the nine months ended September 30, 2003

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Nine Months Ended
	September 30, 2004	September 30, 2003
	(Unaudited)

Revenue	100%	100%

Cost of revenue	7	7

Gross margin	93	93

Operating expenses:
Selling and marketing	38	38
Research and development	13	16
General and administrative	8	9
Total operating expenses	59	63

Income from operations	34	30

Other income, net	2	3

Income before income taxes	36	33

Provision for income taxes	13	13

Net income	23%	20%

Revenue

Revenue increased to $80.2 million in the first nine months of 2004 from $59.0 million in the first nine months of 2003. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers. Approximately 35% of subscription revenue recognized in the first nine months of 2004 was derived from sales to first-time customers, who initially purchased one-, two-, or three-year subscriptions to Websense Enterprise in 2004 or prior years. The remaining 65% of subscription revenue was generated from existing customers. We expect total revenue growth in 2004 to exceed total revenue growth in 2003, although the percentage revenue growth rate may be lower in 2004 than in 2003 as a result of the larger revenue base in 2004 as compared with 2003.

Cost of Revenue

Cost of revenue increased to $5.5 million in the first nine months of 2004 from $4.0 million in the first nine months of 2003. The increase was primarily due to the costs associated with additional personnel in our technical support and database groups. We expect cost of revenue to increase in the future as we support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue remained unchanged at 7% during the first nine months of 2004 and 2003. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

Gross margin increased to $74.7 million in the first nine months of 2004 from $55.0 million in the first nine months of 2003. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin remained unchanged at 93% in the first nine months of 2004 and 2003. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

Selling and marketing. Selling and marketing expenses increased to $30.5 million in the first nine months of 2004 from $22.4 million in the first nine months of 2003. The increase in selling and marketing expenses of $8.1 million was primarily due to increased headcount costs and related travel and allocated costs as well as higher commission and co-op marketing expenses related to higher sales levels. We expect selling and marketing expenses to increase in absolute dollars in the future as more personnel are added to support our expanding selling and marketing efforts worldwide and as increased sales result in higher overall sales commission expenses.

Research and development. Research and development expenses increased to $10.7 million in the first nine months of 2004 from $9.5 million in the first nine months of 2003. The increase of $1.2 million in research and development expenses was primarily a result of increased compensation costs as well as allocated costs to support our expanding list of technology partners, the enhancements of Websense Enterprise and additional products. We expect research and development expenses to increase in absolute dollars in future periods as a result of our continued enhancements of Websense Enterprise and additional products.

General and administrative. General and administrative expenses increased to $6.4 million in the first nine months of 2004 from $5.0 million in the first nine months of 2003. The $1.4 million increase in general and administrative expenses is primarily a result of an increase in professional accounting fees driven primarily by compliance with the Sarbanes-Oxley Act of 2002, allocated costs and additional personnel needed to support our growing operations. We expect general and administrative expenses to increase in absolute dollars in future periods, reflecting growth in operations, increasing expenses associated with being a public company and expansion of our international operations.

Other Income, Net

Net other income decreased to $1.5 million in the first nine months of 2004 from $1.9 million in the first nine months of 2003. The decrease is due primarily to lower interest rates generated by our cash, cash equivalents and marketable securities despite increased balances as of September 30, 2004 as compared with September 30, 2003. The lower interest rates are substantially the result of our strategy beginning in the third quarter of 2003 to purchase lower interest tax-exempt investments in order to maximize the after-tax return on our investments. Also contributing to the decrease were realized losses from settled foreign exchange contracts. The majority of our total cash and cash equivalents and marketable securities are tax-exempt. We expect the majority of our cash and cash equivalents and marketable securities will continue to be held in tax-exempt investments during the foreseeable future.

Provision for Income Taxes

In the first nine months of 2004, our provision for income taxes consist primarily of federal and state income taxes as well as taxes related to our wholly owned subsidiaries in Ireland, the United Kingdom, Japan, Australia, France and Germany. Provision for income taxes increased to $10.6 million in the first nine months of 2004 from $7.7 million in the first nine months of 2003. The $2.9 million increase in the provision for income taxes is primarily a result of the increase in net income before income taxes partially offset by the decreasing effective tax rate from 39% in the first nine months of 2003 to 37% in the first nine months of 2004. The decrease in effective tax rate is primarily attributable to an increase in tax-exempt investments. An increase in foreign income taxed at lower statutory rates also contributed to the effective tax rate reduction. We expect an effective tax rate of approximately 37% for 2004. Subsequent to 2004, our effective tax rate may decrease over time due to benefits derived from lower tax rates associated with foreign income.

Liquidity and Capital Resources

As of September 30, 2004, we had cash and cash equivalents of $33.1 million, investments in marketable securities of $192.8 million and accumulated earnings of $33.8 million.

Net cash provided by operating activities was $46.6 million in the first nine months of 2004 compared with $30.0 million in the first nine months of 2003. The $16.6 million increase in cash provided by operating activities in the first nine months of 2004 was primarily due to an increase in our net income and an increase in deferred revenue (subscription amounts in excess of recognizable revenue are recorded as deferred revenue). Our operating cash flow and revenue are significantly influenced by subscription renewals and a decrease in subscription renewals would negatively impact our operating cash flow and revenue.

Net cash used in investing activities was $47.8 million in the first nine months of 2004 compared with net cash used in investing activities of $29.6 million in the first nine months of 2003. The $18.2 million increase in cash used by investing activities in the first nine months of 2004 was primarily due to more purchases of marketable securities offset by maturities and sales of marketable securities.

Net cash used by financing activities was $947,000 in the first nine months of 2004 which was consistent with net cash used by financing activities of $944,000 in the first nine months of 2003.

We have operating lease commitments of approximately $0.4 million during the remainder of 2004, $1.9 million in 2005, $2.1 million in 2006, $2.0 million in 2007 and $0.3 million in 2008. A significant majority of our operating lease commitments are related to our corporate headquarters lease, which was renewed in April 2002, and was most recently amended in July 2004 to add additional space for our corporate headquarters and to extend the lease through 2008. The lease renewal incentives resulted in no rent payments in the third and fourth quarters of 2002 and escalating rent payments from 2004 to 2008. The rent expense related to our corporate headquarters lease renewal is recorded monthly on a straight-line basis in accordance with generally accepted accounting principles.

Future minimum annual payments under non-cancelable operating leases and software licenses at September 30, 2004 are as follows (in thousands):

	Operating Leases	Software Licenses	Total

2004	$362	$46	$408
2005	1,741	184	1,925
2006	1,889	184	2,073
2007	1,937	46	1,983
2008	325	—	325
	$6,254	$460	$6,714

As of September 30, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of September 30, 2004, we had repurchased 898,500 shares of our common stock under this program, for an aggregate of $25.2 million at an average price of $28.09 per share.

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

In addition, we have been working to complete our assessment of the effectiveness of our internal controls over financial reporting by the time we are required to file our next Annual Report on Form 10-K, as required by Section 404 of the Sarbanes Oxley Act of 2002. Our auditors have likewise been working to evaluate our assessment and to test the design and operating effectiveness of our internal controls over financial reporting. Especially since this is the first year of the new Section 404 requirements and the requirements continue to evolve, it is difficult for us or our auditors to predict how long it will take to complete the assessment of the effectiveness of our internal controls over financial reporting, including the final evaluation of the significance of control deficiencies. This results in a heightened risk of unexpected delays and obstacles to completing the project on a timely basis, as well as a lack of certainty with respect to the results of the assessment and testing process. We have a project plan in place which we currently anticipate will result in completion of the assessment and testing process in a satisfactory and timely fashion, although no assurance can be given in this regard. We cannot assure that we will not find any material weaknesses in connection with our assessments or that our auditors will be able to attest that we have maintained effective internal control over financial reporting as of December 31, 2004. If we fail to complete the assessment or testing process in a satisfactory or timely manner, possible consequences could include sanction or investigation by regulatory authorities such as the Securities and Exchange Commission or The Nasdaq National Market, incomplete or late filing of our Annual Report on Form 10-K, civil or criminal liability, and our stock price and business could also be adversely affected.

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

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2004. Changes in interest rates over time will, however, affect our interest income.

For the quarter ended September 30, 2004, all of our billings, including those billed by our operations in Ireland, were denominated in our functional currency, which is the U.S. dollar. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in the local currencies in which they do business.

We utilize foreign exchange contracts to hedge foreign currency market exposures of underlying assets and liabilities. Our objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. We do not use foreign exchange contracts for speculative or trading purposes. As of September 30, 2004, we had committed to 6 foreign exchange contracts to purchase Euro and British Pounds for $2.1 million. Our Euro commitment represents 595,000 Euros at a weighted average forward rate of 1.279. Our British Pound commitment represents 745,000 British Pounds at a weighted average forward rate of 1.858. The fair value of these foreign exchange contracts was $2.1 million at September 30, 2004. All of the foreign exchange contracts will be settled before December 31, 2004.

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

Part II - Other Information

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c)  Issuer Purchases of Equity Securities

Month	Number of shares purchased during month(1)	Average price paid per share	Cumulative number of shares purchased as part of publicly announced plan(2)	Maximum number of shares that may yet be purchased under the plan
July 1st through 31st of 2004	—	—	601,000	1,399,000
August 1st through 31st of 2004	172,500	$38.90	773,500	1,226,500
September 1st through 30th of 2004	125,000	$38.57	898,500	1,101,500
Total	297,500	$38.76	898,500	1,101,500

(1)          The purchases were made in open-market transactions.

(2)          On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock.

Item 3.    Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Restated Bylaws
4.1(1)	Specimen Stock Certificate of Websense, Inc
10.19	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended, (File No 333-95619) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: November 5, 2004	By:	/s/ JOHN B. CARRINGTON
John B. Carrington
Chairman of the Board and
Chief Executive Officer

Date: November 5, 2004	By:	/s/ DOUGLAS C. WRIDE
Douglas C. Wride
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description

3.1(1)		Amended and Restated Certificate of Incorporation
3.2(1)		Restated Bylaws
4.1(1)		Specimen Stock Certificate of Websense, Inc
10.19		Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004.
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

	(1)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended, (File No 333-95619) and incorporated herein by reference.