Form 10-K
period 2004-12-31
WEBSENSE INC
filed 2005-03-04
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2004 was approximately $793 million (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq National Market for that date). Shares of Common Stock held by each officer, director and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 28, 2005 was 23,745,455.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 7, 2005 are incorporated by reference into Part III.

Certain exhibits filed with the registrant’s prior registration statement, form 10-K and forms 10-Q are incorporated herein by reference into Part IV of this Report.

Websense, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2004

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

Item 1. Business

Overview

We provide employee internet management (EIM) software products that enable organizations to analyze, report and manage how their employees use computing resources, including internet access, instant messaging (IM), peer-to-peer file sharing, network bandwidth and desktop applications, and to enhance security.  Our primary product offering is the Websense Enterprise® software application, our central policy engine and management console.  Websense Enterprise gives organizations the ability to enhance security, improve employee productivity, conserve network bandwidth and mitigate potential legal liability by identifying potential risks and rapidly configuring and implementing policies to manage their employees’ internet access and use of software applications. Websense Enterprise also serves as a platform for related Websense add-on modules, such as the Premium Groups™, Real Time Security Updates™, Bandwidth Optimizer™, Instant Messaging (IM) Attachment Manager™, and Client Policy Manager™. We have also created suites of some of our products to address specific customer needs, such as the Websense Security Suite™. The Websense Security Suite includes Websense Enterprise, the Security Premium Group, Instant Message Attachment Manager, and Real Time Security Updates in a single solution to allow organizations to block access to sites associated with spyware, phishing, hacking tools and other malware, and to block malicious attachments delivered through instant messages. Websense Enterprise also supports a variety of reporting options that allow organizations to document and analyze patterns of employees’ use of computing resources and assess the risks associated with these patterns.

Our flexible software applications operate in conjunction with our proprietary databases of website universal resource locators (URLs), including sites containing spyware, viruses and other malware; commonly used network and internet protocols, such as http, instant messaging protocols and peer-to-peer protocols; and software applications and executable files, including commonly used productivity applications, games, hacking tools, viruses and other malware.  They operate at three primary points of policy enforcement:  the internet gateway, the network and the employee desktop.  All of the databases are available for daily differential downloads, with real time updates available for security risk categories in the URL and application databases.

The Websense URL database is organized into more than 90 categories and encompasses more than 8 million websites as of December 31, 2004. The software application database has classified over 650,000 software applications and executable files in more than 50 categories. Our databases are updated each business day using a proprietary process of automated content assessment and classification, with manual verification.  Subscribers to the Real Time Security Updates product receive updates of the security risk categories of the URL and application databases in real time as new URLs and executable files are identified and categorized.

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

Our business was incorporated in 1994 as NetPartners Internet Solutions, as a reseller of computer security products. In 1996, we released Websense Internet Screening System, our first product as a software developer. In 1999, we changed our name to Websense, Inc. to reflect the shift in our business focus from a value-added reseller of security products to a developer of employee internet management software solutions. Our principal offices are located at 10240 Sorrento Valley Road, San Diego, CA 92121.

Industry Background

As part of their overall business strategies, many organizations use the internet to enable critical business applications that are accessed over their corporate networks. Many employees also use their organization’s computing resources for recreational “web surfing,” peer-to-peer file sharing, downloading of high-bandwidth content, instant messaging and other personal matters. However, unmanaged use of organizational computing and network resources, including internet access, can result in increased risk and cost to the organization, including increased security risks, lost employee productivity, increased network bandwidth consumption, and potential legal liability.

Traditionally, organizations have attempted to mitigate the legal liability, productivity and bandwidth waste risks through written policies governing acceptable employee use of computing resources, and they have sought to protect against external security risks with a combination of firewalls, intrusion detection/prevention software and anti-virus software. With the growth in spyware, key logging applications, and phishing sites, combined with the rapid increase in employee use of instant messaging and peer-to-peer file sharing and the proliferation of blended attacks on computing networks, organizations are finding that existing security measures leave significant time and technology gaps in their protection. Written internet access and software application use policies are easily ignored, difficult to enforce and do not proactively curtail undesirable internet and software application usage.  Firewalls can provide protection against external threats such as hacking, but do little to prevent employees from accessing unauthorized data from within an organization. Anti-virus software provides protection from e-mail borne viruses, but does not prevent the possible theft or corruption of corporate data by spyware and offers only limited protection against viruses that proliferate via peer-to-peer networks and instant messaging.  Existing anti-virus and anti-spyware software also requires time to identify and reverse engineer the virus or spyware application before it can be remediated and removed from infected systems.

Given the necessity of corporate internet access and the continuing adoption of the web as a mass communication, entertainment, information and commerce medium, we believe there is a significant opportunity for an employee internet management solution that effectively addresses the needs of organizations to manage employee usage of the computing environment, including internet access and desktop application use. Additionally, although the web and e-mail are the primary drivers of internet traffic today, the rapid emergence of internet-enabled applications creates the need for software that applies management policies to file types, applications, and protocols, as well as web pages, at multiple points on the information technology infrastructure. Software tools are needed to implement policy-based bandwidth management and regulation of applications such as instant messaging, peer-to-peer file exchange tools, interactive games and desktop software applications.  These solutions must also be adaptable enough to manage new applications and technologies as they are developed.

Our Employee Internet Management Solutions

We provide employee internet management products that enable businesses to analyze, report, and manage how their employees use the internet, the network and their desktop or laptop computers. Our primary product is Websense Enterprise, a software application and database package that gives business managers the ability to implement customized internet access and use policies for different users and groups within the business, and supports an organization’s efforts to improve employee productivity, conserve network bandwidth, enhance security, and mitigate potential legal liability.  Websense Enterprise also serves as a policy platform and management console for related add-on products.  Websense Enterprise and the add-on products are sold on a subscription basis.

The application component of Websense Enterprise enables managers to select the types of internet content, protocols and software applications they wish to allow, and to block or defer access with our patented flexible filtering technology based on the database categories we have defined. Our software enforces these managerial selections at the internet gateway, on the network, and at the desktop (or disconnected laptop) by comparing website and application launch requests with management-defined policies and the URLs, applications and protocols we have categorized in our databases.

The add-on modules extend and enhance the policy enforcement capabilities of Websense Enterprise at all three points of policy enforcement. The three Premium Groups augment the database categories included with Websense Enterprise and provide additional policy enforcement options at the internet gateway. Security Premium Group™ allows management of access to sites associated with spyware, phishing, and malicious mobile code. Bandwidth Premium Group™ allows management of access to bandwidth intensive sites, including streaming media, internet radio and television, personal network storage/backup, internet telephony, and peer-to-peer file sharing. Productivity Premium Group™ allows management of access to advertisements, message boards, freeware/software downloads, online brokerage & trading, instant messaging, and pay-to-surf sites.

Client Policy Manager enables managers to apply block, continue, and allow policies to the launch of more than 50 categories of software applications and executable files at the employee’s desktop or disconnected laptop, including business productivity, instant messaging, peer-to-peer file sharing, games and hacking applications. Bandwidth Optimizer utilizes a network agent to monitor and manage network traffic, allowing managers to create internet use policies that disable non-business related traffic when available network bandwidth drops below pre-determined thresholds. Instant Messaging Attachment Manager enhances the built-in instant messaging management capabilities of Websense Enterprise by allowing managers to control the sending and receiving of file attachments from within the popular instant messaging applications.  The Real Time Security Updates module allows subscribers to receive updates to the security-risk categories of the Security Premium Group and Client Policy Manager databases in real time as they are categorized. All of these add-on products are enabled and managed from the central management console of Websense Enterprise.

The principal benefits of our products include:

Enhanced Network and Data Security. Websense Enterprise adds an additional layer of protection to an organization’s network and data security by blocking employee access to sites posing security-risks such as those containing malicious code, spyware or “back channel” servers collecting data from spyware applications.  This allows an organization to proactively reduce the risk of malicious code attacks — such as Web-based worms, viruses, Visual Basic scripts and more — and prevent back-channel communication of important corporate or personal data by spyware and key logging programs.  Additionally, Client Policy Manager can be used to prevent the launch of viruses, hacking tools, peer-to-peer file sharing programs and other malicious executable files or otherwise unauthorized applications at the employee’s desktop or laptop computer, including when disconnected from the network.  This helps prevent the spread of viruses throughout the network and reduces the risk of unauthorized data access by employees.  To further enhance security and reduce the window of exposure to viruses and other malware, Real Time Security Updates can be downloaded in real time as new threats are identified and categorized.  Instant Messaging Attachment Manager also increases the built-in instant messaging management capabilities of Websense Enterprise by allowing managers to control the sending and receiving of file attachments.

Increased Employee Productivity. Our software gives businesses the ability to more effectively manage employees’ use of corporate computing resources, including internet access, application use at the desktop and network bandwidth, thereby reducing non-productive use of these assets by employees. Websense Enterprise enables organizations to identify the pattern and scope of employees’ internet use, and to manage access to potentially non-business related content and applications such as instant messaging and peer-to-peer file sharing. In addition, our software allows managers to permit or deny internet access based on the employee, type of user, time of day, amount of personal surfing time, and type of content being accessed. Websense Enterprise may also be configured to set time-based quotas for each employee, allowing for limited personal surfing during the workday, limiting workplace distractions but allowing appropriate use of the organization’s high-speed internet connection.  Our Client Policy Manager add-on module allows managers to apply similar policies to employees’ use of non-business related applications on their desktop computers, such as games and hacking tools.

Conservation of Information Technology Resources. We believe Websense Enterprise allows organizations to reduce bandwidth consumption by managing personal internet use and access to websites, in particular those which may contain bandwidth-intensive content, such as streaming audio and video, MP3 music files, multi-player games and other new media. The Bandwidth Optimizer add-on module, used in conjunction with Websense Enterprise, further enhances bandwidth management capabilities by monitoring network usage in real-time and by allowing employee access management based on available bandwidth thresholds.  For example, Bandwidth Optimizer can temporarily disable non-business network traffic when available bandwidth drops below pre-determined thresholds. Reducing the bandwidth consumed by non-business-related internet traffic allows an organization to use its network more efficiently and effectively, and helps ensure that bandwidth is available for mission-critical business applications such as voice-over-IP. In addition, by limiting access to bandwidth-intensive content, organizations are able to save valuable network storage from being cluttered with MP3s, images or other non-business files.

Reduced Exposure to Potential Legal Liabilities. Websense Enterprise supports organizations’ efforts to reduce exposure to legal liability resulting from the improper use of the internet in the workplace. By implementing our products in conjunction with an overall corporate internet usage policy, organizations can proactively curtail access to objectionable internet content such as adult entertainment, illegal activities, hate and racism.  Websense Enterprise can also manage the use of peer-to-peer file sharing, reducing the risk that unauthorized copyrighted material or other inappropriate content is being downloaded and stored on company servers.

In addition to the benefits above, our products provide these key features:

Access to Comprehensive Databases of URLs, Software Applications and Network Protocols. We provide access to proprietary databases that categorize website URLs, software applications and executables and commonly used network and internet protocols. We have categorized more than 8 million websites in our URL database, and more than two million dead links have been purged from the database.  These website URLs have been classified into more than 90 different categories to enable organizations flexibility in determining the types of internet content that are appropriate for their workplace culture. In the software application database, we have categorized over 650,000 software applications and executable files in more than 50 categories, such as instant messaging, spyware, hacking and games.      We add newly categorized websites and applications each business day to our databases and make these updates available to our customers for daily differential downloads. Subscribers to Real Time Security Updates are able to update the security categories of the databases in real time as new threats are identified and categorized.

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

Multiple Options for Identifying, Analyzing and Reporting on Employee Internet and Application Use. Websense Enterprise includes several analysis and reporting modules to provide managers and information technology (IT) administrators with multiple options for identifying, analyzing and reporting on internet and desktop application activity and the risks associated with employee computing. These options include a full-featured reporting engine with pre-defined and customizable report templates, a real-time analyzer that provides a current view of network activity and browser-based reporting tools that allow non-technical managers to view internet and application use data.

Ability to Adapt to our Customers’ Employee Computing Patterns. We utilize our relationship with our customers to help our software adapt to evolving employee computing and internet access patterns. We accomplish this with WebCatcher™, a patent-pending feature by which customers anonymously send uncategorized websites visited by their employees to us for review and categorization into the Websense URL database. AppCatcher™, another patent-pending feature, creates the same feedback mechanism for software applications and network protocols.  As new websites, protocols and applications are categorized, the updated databases are available for daily download by the entire customer base.  Updates to the security categories are available in real time to subscribing customers.

Ability to Scale and Operate on a Variety of Network Platforms. Our software is designed to have minimal impact on network performance. Websense Enterprise is available on a broad range of network platforms, and can support up to 50,000 users on a single server. Our software works with popular proxy servers, firewalls, cache engines, switches and routers offered by internet infrastructure providers such as Blue Coat Systems, Check Point Software, Cisco Systems, Juniper Networks/NetScreen, Microsoft, Network Appliance, and Nokia.

Products and Services

Websense Enterprise. Websense Enterprise is the foundation of our software offerings and includes our proprietary central policy engine, central management console and multiple reporting options. Websense Enterprise and its available add-on modules allow organizations to manage employees’ use of corporate computing resources by filtering access to websites, applications, protocols and bandwidth based on management-defined policies.

We sell subscriptions to the Websense Enterprise platform and databases based on the number of users to be managed. Additional premium database categories, application modules and enhanced technical support are priced separately. We recently introduced suites that include Websense Enterprise and a select group of products and services for a single price to address identified customer needs, such as the need for enhanced network security. Revenues from sales of subscriptions to Websense Enterprise and related add-on products accounted for 100% of total revenues in 2004, 2003 and 2002.

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

•                  Embedded deployment on an appliance or gateway product to reduce hardware expense and enhance ease-of-use, particularly in remote locations.

•                  Stand-alone deployment utilizing a network agent to deliver pass-by filtering capabilities in any network environment.

The table below lists many of the platforms with which Websense Enterprise can be integrated:

Firewall Solutions:		Cache/Proxy Solutions
•	Check Point Software	•	Blue Coat Systems
•	Cisco PIX	•	Cisco Content Engine
•	CyberGuard	•	Dell PowerApp Cache
•	Lightspeed	•	HP ProLiant
•	Juniper Networks/NetScreen	•	HP Web Cache
•	Microsoft ISA Server	•	IMimic DataReactor
•	ServGate	•	InfoLibria DynaCache
•	SLMsoft	•	Inktomi Traffic Server
•	SonicWall	•	Microsoft Proxy Server
		•	Network Appliance NetCache
Switch/Router Solutions:		•	Novell Volera Excelerator
•	Cisco Catalyst 6500	•	ServGate
•	Cisco Router Series 800 through 7400	•	Squid
		•	Stratacache StrataCORE

Appliance Solutions:

•           Blue Coat Systems

•           Cisco Content Engine

•           Crossbeam X40S Blade Server

•           Immunix

•           Network Appliance NetCache

•           Nokia

•           Sun ONE Web Proxy Server (formerly iPlanet)

•           3Com Webcache

Web Filtering. Websense Enterprise enables employers to proactively analyze, report and manage employee access to websites based on the content of the requested website. Our software application provides patented flexibility for managers when customizing, implementing and modifying internet access policies for various groups, user types and individuals. A graphical interface enables business managers to define the categories of websites to which access will be managed. The filtering software examines each internet access request, determines the category of the requested website and applies the policies that have been defined by the company. Some examples of management options include:

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

Add-On Modules. We offer add-on modules that rely on the application framework of the Websense Enterprise platform and our proprietary databases of software applications and protocols. We plan to continue to develop and market new products and services based on our Websense Enterprise platform and our proprietary search and categorization technologies.  For example, in February 2005, we introduced the Websense Security Suite™ and the Websense Security Suite — Lockdown Edition™, each of which combines existing Websense products with additional functionality.

•                  Client Policy Manager.  The Client Policy Manager (CPM) module allows our customers to implement management policies, such as block, allow or defer, for usage of software applications and other executables on desktop computers, by application type, by user type, or by individual user. CPM can be used to inventory desktop software, provide a categorized view of applications in the desktop environment, and identify potential possible security threats from hacking and spyware applications. It can also be used to create lists of allowable applications and block the launch of others, enhancing security by preventing the launch of certain categories of executables such as hacking tools or spyware.

CPM utilizes the application framework of Websense Enterprise and references our Client Policy Manager database of over 650,000 software applications and executable files. We are expanding this database as well as adapting the database to actual employee computing patterns through the use of AppCatcher, a patent-pending feature by which customers anonymously send uncategorized applications and other executables launched by their employees to us for review and categorization into our database.  CPM includes two reporting modules, CPM Reporter, which provides Web-based reports based on historical application usage, and Explorer for CPM, a click-through browser-based interface that provides immediate access to application usage information by user, group, category, machine or risk class.

•                  Bandwidth Optimizer. The Bandwidth Optimizer module allows customers to dynamically manage network usage by prioritizing business and non-business related traffic flows.  Our customers can apply management policies based on content category, protocols, user group, individual or network segment.  Bandwidth Optimizer relies on the central policy engine in the Websense Enterprise platform, a network agent that monitors network traffic and a database of protocols, file types and content categories to automatically monitor network bandwidth levels and dynamically allow or deny network application requests.

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

•                  Real Time Security Updates.  Real Time Security Updates allow subscribing organizations to receive database updates for web-based and application-based threats in real time as they are identified and categorized by us.

•     Sitewatcher™ and Brandwatcher™. The Sitewatcher and Brandwatcher services monitor our customer's web sites and brands for malicious code or illegal use in a phishing attack and notify the customer if either occurs.

•     Priority One 24x7 Support.  Priority One support gives customers access to a dedicated team of senior technical support specialists 24 hours a day via a toll-free support hotline.

Customers

Our more than 24,000 customers range from companies with as few as 50 employees to members of the Global 1000 to government agencies and educational institutions.  In total, these customers have subscribed to approximately 19.8 million seats as of December 31, 2004. No customer accounted for more than 10% of our total revenues in 2004, 2003 or 2002.

Sales, Marketing and Distribution

Sales. We sell our products and services through both indirect and direct channels. For 2004, indirect channel sales comprised over 80% of total revenues. In the United States, we typically sell our products through a network of approximately 1,000 value added resellers.  Internationally, we sell our products through a multi-tiered distribution network of more than 200 distributors and resellers in over 75 countries, who sell to customers located in over 125 countries.

Our channel sales efforts are coordinated worldwide through a sales team of approximately 140 individuals. Customers that buy direct from us are typically large organizations that prefer a direct relationship.

In 2004, we generated 32% of our total revenue from customers outside of the United States. Revenue generated in the United Kingdom represented 9% of our total revenues. See Note 4 of Notes to the Consolidated Financial Statements for further explanation of our revenue based on geography.  Our current international efforts are focused on expanding our indirect sales channels in Europe, Latin America, Asia/Pacific, and Australia. Our continuing reliance on sales in international markets exposes us to risks attendant to foreign sales. See “Item 7. Risks and Uncertainties — Sales to customers outside the United States have accounted for a significant portion of our revenue, and we expect this trend to continue, which exposes us to risks inherent in international sales.”

Marketing. Our marketing strategy is to raise awareness of the potential risks associated with unmanaged employee use of corporate computing resources, generate qualified sales leads for our channel partners, and increase recognition of Websense as a provider of employee internet management solutions.

Our marketing efforts are targeted toward business executives, including information technology professionals, chief executives, upper level management and human resource personnel. We actively manage our public relations programs, communicating directly with technology professionals and the media, in an effort to promote greater awareness of the growing problems caused by viruses, spyware, phishing sites, and key logging, as well as employee misuse of the internet and other computing resources at work. We also provide potential customers and channel partners with free trials of Websense Enterprise and the add-on modules, typically for 30-day periods. Our additional marketing initiatives include:

•                  advertising online and in high-technology trade magazines, management journals and other business oriented periodicals;

•                  participation in and sponsorship of trade shows and industry events;

•                  hosting regional and international seminars, webinars, and training sessions for our sales organization and reseller partners, as well as customers and prospects;

•                  cooperative marketing efforts with our internet infrastructure partners including Web link exchanges, joint press announcements, joint trade show activities, channel marketing campaigns, road shows and seminars;

•                  conducting speaking engagements on topics of interest to our customers and prospects;

•                  use of our website to communicate with our indirect sales channels, and provide product and company information to interested parties; and

•                  providing and distributing soft and hard-copy collateral on our company, products, solutions, technologies, partnerships and benefits.

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

Research and Development

We have invested significant time and resources in creating a structured process for undertaking product and database development projects. Our research and development department is divided into several groups, which include database production, software development, quality and assurance, documentation and research. Individuals are grouped along product lines and work as part of cross-disciplined teams designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. Research and development expenses totaled $14.5 million in 2004, $12.8 million in 2003 and $11.0 million in 2002.  Research and development expenses as a percentage of revenue were 13% in 2004, 16% in 2003, and 18% in 2002.

Technology

Software Architecture. Websense Enterprise is a server-based system designed to function in networks of virtually any size and configuration. Websense Enterprise is composed of a system of analyzing, reporting and management applications integrated in a proprietary central policy engine. It is designed to accommodate network growth without impairing performance or requiring major infrastructure modifications and can scale to support networks of nearly any size. Websense Enterprise integrates with major firewalls, proxy servers, caching engines, network switches and routers. We have designed our products to run on multiple network platforms and in multiple locations. Websense Enterprise can also include agents at the desktop and on the network that allow customers to manage applications, protocols, and network bandwidth through its Client Policy Manager product as well as other add-on application modules.

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

Competition

The market for our products is fragmented, highly and increasingly competitive, quickly evolving and subject to rapid technological change. Increased competition may result in reduced market acceptance of our products, pricing pressure and reduced gross margins, any of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. Our current principal competitors include:

•                  companies offering web filtering products, such as SurfControl plc, Secure Computing, Symantec Corporation, CyberGuard Corporation, Computer Associates and Trend Micro;

•                  companies integrating web filtering into specialized security appliances, such as SonicWALL, 8e6 Technologies, Blue Coat Systems and Internet Security Systems;

•                  companies offering web security solutions, such as Symantec Corporation; and

•                  companies offering desktop security solutions such as Microsoft Corporation, Cisco Systems, Internet Security Systems, and Check Point Software.

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

•                  availability of real time updates for security risk categories, such as spyware, key logging, phishing and viruses;

•                  breadth of product line, giving customers a number of implementation choices;

•                  depth of monitoring, reporting and analysis capabilities;

•                  capacity to integrate with key network providers;

•                  quality of customer support; and

•                  price.

Intellectual Property Rights

Our intellectual property rights are important to our business. We rely on a combination of trademark, copyright, patent and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and Websense brand. We have registered our Websense trademark in the United States, Japan, the European Union, Canada, Australia, China, Switzerland, Norway, Mexico, Colombia, Argentina, Singapore, Taiwan and Turkey. We have also registered the Websense Enterprise trademark in the United States, Japan, Canada, Australia and China.  In addition, we have registrations for the Websense trademark pending in several other countries. Effective trademark protection may not be available in every country where our products are available.

We currently have two patents issued in the United States, one patent issued in an international market, four patent applications pending in the United States and sixteen pending international patent applications that seek to protect our proprietary database and filtering technologies, including issued and pending patents relating to our flexible filtering management options, and pending patents relating to our WebCatcher and AppCatcher product features. No assurance can be given that our pending patent applications will result in issued patents.

Our policy is to enter into confidentiality and invention assignment agreements with all employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. These protections, however, may not be adequate to protect our intellectual property rights.

Employees

As of February 28, 2005, we had 500 employees.  None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Website Access to SEC Filings

We maintain an internet website at www.websense.com.  The content of our website is not part of this report.  We make available free of charge through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act,  as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Executive Officers

Our executive officers and their ages as of February 28, 2005 are as follows:

Name	Age	Position(s)

John B. Carrington	60	Chairman of the Board and Chief Executive Officer
Curtis H. Staker	45	President
Douglas C. Wride	51	Chief Financial Officer
Leo Cole	47	Vice President of Marketing
Karen V. Goodrum	47	Vice President of Finance & Accounting
Michael A. Newman	35	Vice President & General Counsel
Kian Saneii	40	Vice President of Business Development

John B. Carrington has served as our Chief Executive Officer since May 1999 and has served as a Director and our Chairman since June 1999. Mr. Carrington also served as our President from May 1999 to January 2003. Prior to joining Websense, Mr. Carrington was Chairman, President and Chief Executive Officer of Artios, Inc., a provider of hardware and software design solutions to companies in the packaging industry, from August 1996 until it was acquired by BARCO n.a. in December 1998. He received his B.S. in Business Administration from the University of Texas. In January 2005, Mr. Carrington and our Board of Directors initiated a succession process to identify a new chief executive officer for Websense before January 2006.  There is no deadline for this process and our intention is for Mr. Carrington to retain his current role as chief executive officer until a successor is identified, and to retain his role as Chairman of the Board following the transition.

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

Leo Cole has served as our Vice President of Marketing since June 2004.  Prior to joining Websense, Mr. Cole worked for IBM for 25 years where he held various management and executive positions.  He joined the Tivoli division of IBM in 1992, where he held executive roles in the areas of Product Development, Marketing, and Business Development, including serving as the Director of Product Management and Strategy for the Security Business Unit. Mr. Cole received his B.S. in Computer Science from Syracuse University and his M.B.A. from the University of Tennessee, Knoxville.

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

Kian Saneii has served as our Vice President of Business Development since August 2001 and also as our Vice President of Marketing from August 2003 to May 2004. From August 1999 to February 2001, he was Senior Vice President of Worldwide Marketing and Business Development at IPNet Solutions, Inc., a provider of business-to-business integration and supply-chain collaboration solutions. From July 1997 to July 1999, he served as Senior Vice President of Worldwide Marketing for IMA Corporation, a supplier of customer relationship management solutions. Mr. Saneii received his B.S. in Computer Science from New York University, and an M.S. in Computer Science from Rutgers University.

Item 2. Properties

Our corporate headquarters and principal offices are located in San Diego, California, where we leased approximately 105,000 square feet as of December 31, 2004. This lease expires in December 2008, with an option to extend the lease for an additional five years. We believe that our current space is adequate for our current needs and sufficient space is available to meet our identified future needs. We lease office space in the UK, Ireland, Japan and France in executive suite arrangements on an annual basis.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year-ended December 31, 2004.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market (Nasdaq) under the symbol “WBSN.” The following table sets forth the range of high and low closing prices on Nasdaq of our common stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2004	High	Low
First Quarter	$32.90	$26.18
Second Quarter	37.48	28.57
Third Quarter	43.65	30.01
Fourth Quarter	52.66	38.96

Year Ended December 31, 2003	High	Low
First Quarter	$24.55	$13.48
Second Quarter	18.31	11.79
Third Quarter	25.07	14.81
Fourth Quarter	29.27	20.69

To date, we have neither declared nor paid any dividends on the common stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, do not expect to declare or pay any cash dividends on the common stock in the foreseeable future. As of February 28, 2005, there were approximately 5,500 holders of record of the common stock.  See Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans.

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

Issuer Purchases of Equity Securities

On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock.  The following table provides information regarding our stock repurchases in the quarter ended December 31, 2004:

Month	Number of shares purchased during month(1)	Average price paid per share	Cumulative number of shares purchased as part of publicly announced plan(2)	Maximum number of shares that may yet be purchased under the plan
October 1st through 31st of 2004	—	—	898,500	1,101,500
November 1st through 30th of 2004	15,000	$46.03	913,500	1,086,500
December 1st through 31st of 2004	92,500	$51.15	1,006,000	994,000
Total	107,500	$50.44	1,006,000	994,000

(1)          The purchases were made in open-market transactions.

(2)          On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock.

Item 6. Selected Financial Data

You should read the following selected financial data in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. We derived the income statement data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and 2003 from our financial statements audited by Ernst & Young LLP, which appear elsewhere in this report. We derived the income statement data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 from our financial statements audited by Ernst & Young LLP, which are not included in this annual report. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except for per share data )
Income Statement Data:

Revenues	$111,859	$81,734	$60,965	$35,893	$17,441

Cost of revenues	7,769	5,523	4,170	3,602	2,707

Gross margin	104,090	76,211	56,795	32,291	14,734
Operating expenses:
Selling and marketing	42,625	31,845	26,201	19,707	12,726
Research and development	14,509	12,843	10,957	7,642	6,287
General and administrative	8,200	6,649	5,960	5,358	3,491
Amortization of stock-based compensation	—	83	448	860	1,938
Total operating expenses	65,334	51,420	43,566	33,567	24,442
Income (loss) from operations	38,756	24,791	13,229	(1,276)	(9,708)
Other income, net	2,226	2,292	2,711	4,500	3,761
Income (loss) before income taxes	40,982	27,083	15,940	3,224	(5,947)
Provision (benefit) for income taxes	14,806	10,395	(797)	108	—
Net income (loss)	$26,176	$16,688	$16,737	$3,116	$(5,947)

Net income (loss) per share:
Basic	$1.13	$0.76	$0.79	$0.16	$(0.35)
Diluted	$1.09	$0.73	$0.72	$0.14	$(0.35)
Weighted average shares – basic	23,080	22,038	21,211	20,082	16,882
Weighted average shares – diluted	24,114	22,976	23,338	22,780	16,882

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:

Cash and cash equivalents and marketable securities	$243,788	$182,859	$140,466	$103,108	$81,259
Working capital	195,635	145,322	114,459	79,846	69,019
Total assets	315,293	233,613	180,188	119,812	92,454
Deferred revenue	132,317	93,960	64,679	43,478	24,487
Debt	—	—	—	—	—
Total stockholders’ equity	167,944	128,929	106,711	70,680	64,064

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

Overview

We provide employee internet management (EIM) software products that enable organizations to analyze, report and manage how their employees use computing resources, including internet access, instant messaging (IM), peer-to-peer file sharing, network bandwidth and desktop applications.  Our primary product offering is the Websense Enterprise® software application, our central policy engine and management console.  Websense Enterprise gives organizations the ability to enhance security, improve employee productivity, conserve network bandwidth and mitigate potential legal liability by identifying potential risks and rapidly configuring and implementing policies to manage their employees’ internet access and use of software applications. In 1996, we released our first software product, Websense Internet Screening System, and since that time, we have focused our business on developing and selling employee internet management solutions.  Websense Enterprise now serves as a platform for related Websense add-on modules, such as the Premium Groups™, Real Time Security Updates™, Bandwidth Optimizer™, Instant Messaging (IM) Attachment Manager™, and Client Policy Manager™. Websense Enterprise supports a variety of reporting options that allow organizations to document and analyze patterns of employees’ use of computing resources. We currently derive all of our revenue from subscriptions to the Websense Enterprise solution (including add-on modules), and expect this trend to continue in the future as more offerings are added to the Websense Enterprise platform.

During 2004, we derived 32% of revenue from international sales compared with 31% for 2003, with the United Kingdom comprising approximately 9% of our total revenue in both years. We believe international markets represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

We sell Websense Enterprise through both indirect and direct channels. Sales through indirect channels currently account for more than 80% of our revenue, and our strategy is to continue to rely on indirect sales channels for a significant majority of our sales.

As described elsewhere in this report, we recognize revenue from subscriptions to Websense Enterprise, including add-on modules, on a monthly straight-line basis over the term of the subscription. We recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract and are fully expensed in the period the product is delivered. Operating expenses have continued to increase as compared with prior periods due to expanded selling and marketing efforts, continued product research and development and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in subsequent periods.

Critical Accounting Policies

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. When a purchase decision is made for Websense Enterprise, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. Other services such as upgrades/enhancements and standard post-contract technical support services are sold together with Websense Enterprise and provided throughout the subscription term. We recognize revenue on a monthly straight-line basis, commencing with the month the subscription begins, over the term of the subscription agreement provided collectibility is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver access codes to users and then promptly invoice customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 days of the invoice. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers who wish to re-subscribe typically must do so at then current rates to continue using Websense Enterprise. Our revenue is significantly influenced by new and renewal subscriptions, and a decrease in subscription amounts could negatively impact our future revenue.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to pay their invoice(s). If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred Tax Assets. As required by Statement of Financial Accounting Standards No. 109 (“FAS 109”), we recognize tax assets on the balance sheet if it is “more likely than not” that they will be realized on future tax returns.  At December 31, 2004, we had deferred tax assets of $18.1 million.  We believe that it is more likely than not that our deferred tax assets will be realized. Factors considered by us included: our earnings history, projected earnings based on current operations, and projected future taxable income in excess of stock option deductions. However, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination was made. See Note 8 of Notes to the Consolidated Financial Statements for further explanation of our deferred tax assets.

Tax Contingency Reserve. Significant judgment is required in determining our consolidated income tax provision and evaluating our U.S. and foreign tax positions. It is our policy to maintain tax contingency reserves for tax audit issues that are likely to occur and can reasonably be estimated. We review the reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues or rendering of court decisions affecting a particular tax issue. Tax reserve contingencies and changes to the reserves are evaluated and recorded in our tax provision in the period in which the above noted events occur.

Results of Operations

The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Years ended December 31,
	2004	2003	2002

Revenues	100%	100%	100%

Cost of revenues	7	7	7

Gross margin	93	93	93

Operating expenses:
Selling and marketing	38	39	43
Research and development	13	16	18
General and administrative	7	8	9
Amortization of stock-based compensation	—	—	1
Total operating expenses	58	63	71

Income from operations	35	30	22

Other income, net	2	3	4

Income before income taxes	37	33	26

Provision (benefit) for income taxes	14	13	(1)

Net income	23%	20%	27%

Years ended December 31, 2004 and 2003

Revenue

Revenue increased to $111.9 million in 2004 from $81.7 million in 2003. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers. Approximately 65% of subscription revenue recognized in 2004 was derived from renewal business. We expect total revenue growth amounts in 2005 to exceed total revenue growth in 2004, although the percentage revenue growth rate may be lower in 2005 than in 2004 as a result of the increasing overall revenue base.

Cost of Revenue

Cost of revenue consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenue increased to $7.8 million in 2004 from $5.5 million in 2003. The increase was primarily due to the costs associated with additional personnel in our technical support and database groups. We expect cost of revenue to increase in the future as we support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue remained unchanged at 7% during the years-ended 2004 and 2003. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

Gross margin increased to $104.1 million in 2004 from $76.2 million in 2003. The increase was due to increased revenue. As a percentage of revenue, gross margin remained unchanged at 93% for the years-ended 2004 and 2003. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, advertising, promotions and travel as well as allocated facilities costs and depreciation expenses.  Selling and marketing expenses increased to $42.6 million in 2004 from $31.8 million in 2003. The increase in selling and marketing expenses of $10.8 million was primarily due to increased headcount costs and related travel and allocated costs as well as higher commission and co-op marketing expenses related to higher sales levels. We expect selling and marketing expenses to increase in absolute dollars in the future as more personnel are added to support our expanding selling and marketing efforts worldwide and as increased sales result in higher overall sales commission expenses.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, allocated facilities costs and equipment depreciation.  Research and development expenses increased to $14.5 million in 2004 from $12.8 million in 2003. The increase of $1.7 million in research and development expenses was primarily a result of increased compensation costs as well as allocated costs to support our expanding list of technology partners, the enhancements of Websense Enterprise and additional products. We expect research and development expenses to increase in absolute dollars in future periods as a result of our continued enhancements of Websense Enterprise and additional products.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, human resources and administrative personnel, third party professional service fees and allocated facilities and depreciation expenses.  General and administrative expenses increased to $8.2 million in 2004 from $6.6 million in 2003. The $1.6 million increase in general and administrative expenses was primarily a result of an increase in professional accounting fees driven primarily by compliance with the Sarbanes-Oxley Act of 2002, and allocated costs and additional personnel needed to support our growing operations. We expect general and administrative expenses to increase in absolute dollars in future periods, reflecting growth in operations, increasing expenses associated with being a public company and expansion of our international operations.  We may also incur increased general and administrative expense in connection with our announced search for a chief executive officer to succeed Mr. Carrington.

Other Income, Net

Net other income decreased to $2.2 million in 2004 from $2.3 million in 2003. The decrease is due primarily to lower interest rates realized on our cash, cash equivalents and marketable securities despite increased balances as of December 31, 2004 as compared with December 31, 2003. The lower interest rates are substantially the result of our strategy beginning in the second quarter of 2003 to purchase lower interest tax-exempt investments in order to maximize the after-tax return on our investments. Also contributing to the decrease were realized losses from settled foreign currency forward contracts. The majority of our total cash and cash equivalents and marketable securities are tax-exempt. We expect the majority of our cash and cash equivalents and marketable securities will continue to be held in tax-exempt investments during the foreseeable future.

Provision for Income Taxes

In 2004, United States and foreign income tax expense was $14.8 million as compared to $10.4 million for 2003. The annual effective income tax rate for 2004 was 36.1% compared to 38.4% for 2003. The annual effective tax rate for 2004 was lower than the 2003 effective tax rate primarily due to an increase in foreign earnings taxed at less than the United States federal income tax rate, an increase in tax exempt interest income and an increase in federal and state research and development tax credits.

In 2005 and thereafter, we anticipate that our effective tax rate may decrease due to benefits derived from lower tax rates associated with foreign income.

Years ended December 31, 2003 and 2002

Revenue

Revenue increased to $81.7 million in 2003 from $61.0 million in 2002. This increase was primarily a result of the addition of new customers and increased sales to existing customers. Approximately 60% of subscription revenue recognized in 2003 was derived from renewal business.

Cost of Revenue

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

Operating Expenses

Selling and marketing. Selling and marketing expenses increased to $31.8 million in 2003 from $26.2 million in 2002. The increase in selling and marketing expenses of $5.6 million was primarily due to increased headcount costs as well as increased commission expenses related to higher sales levels.

Research and development. Research and development expenses increased to $12.8 million in 2003 from $11.0 million in 2002. The increase of $1.8 million in research and development expenses was primarily a result of personnel added during 2003 to support our expanded list of technology partners, the enhancements of Websense Enterprise, including the development and launch of Websense Enterprise v5.0, and additional products.

General and administrative. General and administrative expenses increased to $6.6 million in 2003 from $6.0 million in 2002. The $0.6 million increase in general and administrative expenses in 2003 was primarily due to the addition of personnel to support our growing operations, both domestically and internationally.

Amortization of stock-based compensation. Amortization of stock-based compensation was not significant in 2003 and was $0.4 million in 2002. The decrease in the amortization expense was primarily due to the accelerated method of amortization that we have applied since our initial public offering. Deferred stock-based compensation was fully amortized as of December 31, 2003.

Other Income, Net

Net other income decreased to $2.3 million in 2003 from $2.7 million in 2002. The decrease was due primarily to lower interest rates realized on our cash and cash equivalents and marketable securities despite increased balances as of December 31, 2003 as compared with December 31, 2002. The lower interest rates were substantially the result of the lower interest rate environment combined with our strategy to maximize the after-tax return on our investments by purchasing lower interest tax-exempt investments beginning in the second quarter of 2003. As of December 31, 2003, the majority of our total cash and cash equivalents and marketable securities were tax-exempt, compared to no such investments at December 31, 2002.

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

Liquidity and Capital Resources

As of December 31, 2004, we had cash and cash equivalents of $38.9 million, investments in marketable securities of $204.9 million and retained earnings of $17.7 million.

Net cash provided by operating activities was $65.2 million in 2004 compared with $46.0 million in 2003. The $19.2 million increase in cash provided by operating activities in 2004 was primarily due to an increase in our net income and an increase in deferred revenue (subscription amounts in excess of recognizable revenue are recorded as deferred revenue). Our operating cash flow and revenue are significantly influenced by subscription renewals and a decrease in subscription renewals would negatively impact our operating cash flow and revenue.

Net cash used in investing activities was $61.1 million in 2004 compared with net cash used in investing activities of $38.8 million in 2003. The $22.3 million increase in cash used by investing activities in 2004 was primarily due to more purchases of marketable securities offset by maturities and sales of marketable securities.

Net cash used by financing activities was $0.6 million in 2004 compared with net cash used by financing activities of $1.1 million in 2003.  The $0.5 million decrease in net cash used by financing activities in 2004 was primarily due to an increase in proceeds received from the exercise of stock options as well as the issuance of common stock pursuant to our employee stock purchase program which offset the use of $23.0 million in 2004 for the repurchase of 610,000 shares of our common stock.

We have operating lease and software license commitments of approximately $1.9 million in 2005, $2.1 million in 2006, $2.0 million in 2007 and $0.3 million in 2008. A significant majority of our operating lease commitments are related to our corporate headquarters lease, which was renewed in April 2002, and was most recently amended in July 2004 to add additional space for our corporate headquarters and to extend the lease through 2008. The lease renewal incentives resulted in no rent payments in the third and fourth quarters of 2002 and escalating rent payments from 2004 to 2008. The rent expense related to our corporate headquarters lease renewal is recorded monthly on a straight-line basis in accordance with generally accepted accounting principles.

Future minimum annual payments under non-cancelable operating leases and software licenses at December 31, 2004 are as follows (in thousands):

	Operating Leases	Software Licenses	Total
2005	$1,741	$184	$1,925
2006	1,889	184	2,073
2007	1,937	46	1,983
2008	325	—	325
	$5,892	$414	$6,306

As of December 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of December 31, 2004, we had repurchased 1,006,000 shares of our common stock under this program, for an aggregate of $30.7 million at an average price of $30.48 per share.

We believe that our cash and cash equivalents balances and investments in marketable securities will be sufficient to satisfy our cash requirements for the foreseeable future. We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.

Summarized Quarterly Data (Unaudited)

The following tables present unaudited quarterly financial information for the eight quarters ended December 31, 2004. We believe this information reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2004
Revenue	$24,611	$26,643	$28,917	$31,688
Gross margin	22,920	24,869	26,914	29,387
Income from operations	7,718	8,753	10,678	11,607
Income before income taxes	8,131	9,209	11,276	12,366
Net income	5,127	5,807	7,106	8,136
Basic income per share (1)	$0.23	$0.25	$0.31	$0.35
Diluted income per share (1)	$0.22	$0.24	$0.29	$0.33

2003
Revenue	$18,504	$19,524	$21,006	$22,700
Gross margin	17,199	18,234	19,594	21,184
Income from operations	5,759	5,888	6,353	6,791
Income before income taxes	6,434	6,668	6,771	7,210
Net income	3,860	4,088	4,232	4,508
Basic income per share (1)	$0.18	$0.19	$0.19	$0.20
Diluted income per share (1)	$0.17	$0.18	$0.18	$0.19

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

Because we expect to derive a substantial portion of our future revenue from subscription fees for Websense Enterprise and related add-on products, any failure of this product to satisfy customer demands or to achieve more widespread market acceptance will seriously harm our business.

A substantial portion of our revenue comes from subscriptions to Websense Enterprise and its related Premium Groups and we expect this trend will continue for the foreseeable future. As a result, if for any reason revenue from Websense Enterprise or the add-on products declines or does not grow as rapidly as we anticipate, our operating results and our business will be significantly impaired. If Websense Enterprise or the add-on products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price and performance to competing products, our growth will be limited. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of Websense Enterprise, including add-on application modules such as Client Policy Manager, Real-Time Security Updates, Bandwidth Optimizer and Instant Messaging Attachment Manager. We may not be successful in achieving market acceptance of any new products that we develop or of enhanced versions of Websense Enterprise. Moreover, increased emphasis on the sale of our add-on products could distract us from sales of our core Websense Enterprise offering, negatively impacting our overall sales.  Any failure or delay in diversifying our existing offerings, or diversification at the detriment to our core Websense Enterprise offering, could harm our business, results of operations and financial condition.

Our future success depends on our existing customers renewing and purchasing additional subscriptions to Websense Enterprise and the related add-on products.

Our future success depends on achieving substantial revenue from customer renewals for subscriptions to Websense Enterprise and the related add-on products. Subscriptions for Websense Enterprise typically have durations of 12, 24 or 36 months. Our customers have no obligation to renew their subscriptions upon expiration. We may be unable to generate significant revenue from renewals. In order to maintain our revenue we must be successful in selling renewal subscriptions.

Our future success also depends on our ability to sell further subscriptions to existing customers in order to add additional seats or product offerings within their respective organizations. As a result, to increase our revenue we must sell our existing customers additional subscriptions for Websense Enterprise and the add-on products to get greater coverage of their workforces. This may require increasingly costly sales efforts targeting senior management and other management personnel associated with our customers’ internet infrastructure.

We face increasing competition, which places pressure on our pricing and which could prevent us from increasing revenue or maintaining profitability. In addition, we may face competition from better-established companies that have significantly greater resources.

The market for our products is intensely competitive and is likely to become even more so in the future. Our current principal competitors frequently offer their products at a significantly lower price than our products, which has resulted in pricing pressures on sales of our product and potentially could result in the commoditization of employee internet management, or EIM, products. We also face increasing competition from security solutions providers who may add EIM modules or features to their product offerings.  If we are unable to maintain the current pricing on sales of our products or increase our pricing in the future, our profitability could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our products to achieve or maintain more widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition. Our current principal competitors include:

•                  companies offering web filtering products, such as SurfControl plc, Secure Computing, Symantec Corporation, CyberGuard Corporation, Computer Associates and Trend Micro;

•                  companies integrating web filtering into specialized security appliances, such as SonicWALL, 8e6 Technologies, Blue Coat Systems and Internet Security Systems;

•                  companies offering web security solutions, such as Symantec Corporation; and

•                  companies offering desktop security solutions such as Microsoft Corporation, Cisco Systems, Internet Security Systems, and Check Point Software.

We also face current and potential competition from vendors of internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle EIM or other competitive products with their products. We compete against, and expect increased competition from, anti-virus software developers, traditional network management software developers and Web management service providers. We may face new competition from companies offering quality of service solutions, such as Packeteer, companies with a direct presence on computer desktops, such as Microsoft, and companies offering desktop management solutions, such as Altiris. If EIM functions become standard features of internet-related hardware or software, the demand for our products will decrease. Furthermore, even if our products provide greater functionality and are more effective than certain other competitive products, potential customers might accept this limited functionality in lieu of purchasing our products. In addition, our own indirect sales channels may decide to develop or sell competing products instead of our products. Many of our potential competitors enjoy substantial competitive advantages, such as:

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

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 32% of our total revenue in 2004 and approximately 31% in 2003, and international sales increased 41% in absolute dollars in 2004 compared with 2003. As a key component of our business strategy, we intend to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

•                                          dependence on foreign distributors and their sales channels;

•                                          localization of our products and our ability to properly categorize and filter websites containing foreign languages;

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

Such factors could have a material adverse effect on our future international sales. Any reduction in international sales, or our failure to further develop our international distribution channels, could have a material adverse effect on our business, results of operations and financial condition. Our international revenue is currently denominated in U.S. dollars. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our products more expensive for international customers, which could harm our business. Beginning in 2005, we anticipate billing certain international customers in foreign currencies.  This may increase our risks associated with fluctuations in foreign currency exchange rates since we cannot be assured of receiving the same U.S. dollar equivalent as when we bill exclusively in U.S. dollars.  We engage in currency hedging activities with the intent of limiting the risk of exchange rate fluctuation.  If we fail to properly forecast rate fluctuations these activities could have a negative impact.

The market for our products continues to emerge, and if we are not successful in promoting awareness of the need for our products and of our Websense brand, our growth may be limited.

Based on our experience with potential customers, we believe that many corporations do not recognize or acknowledge the existence or scope of problems caused by misuse or abuse of the internet or of network computers. In addition, there may be a time-limited opportunity to achieve and maintain a significant share of the market for EIM and our other products due in part to the emerging nature of these markets and the substantial resources available to our existing and potential competitors. If employers do not recognize or acknowledge these problems, then the market for our products may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of our Websense brand is critical to achieving widespread acceptance of our existing and future products. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our Websense brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. If we fail to successfully promote our Websense brand, or if our expenses to promote and maintain our Websense brand are greater than anticipated, our results of operations and financial condition could suffer.

Because we recognize revenue from subscriptions for our products ratably over the term of the subscription, downturns in sales may not be immediately reflected in our revenue.

We expect that nearly all of our revenue for the foreseeable future will come from subscriptions to Websense Enterprise and add-on application modules. Upon execution of a subscription agreement, we invoice our customers for the full term of the subscription agreement. We then recognize revenue from customers monthly over the terms of their subscription agreements, which typically have durations of 12, 24 or 36 months. As a result, a majority of the revenue we report in each quarter is deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products.

We may not be able to develop acceptable new products or enhancements to our existing products at a rate required by our rapidly changing market.

Our future success depends on our ability to develop new products or enhancements to our existing products that keep pace with rapid technological developments and that address the changing needs of our customers. Although our products are designed to operate with a variety of network hardware and software platforms, we will need to continuously modify and enhance our products to keep pace with changes in internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing such products or timely introducing them to the market. In addition, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technology could increase our research and development expenses. The failure of our products to operate effectively with the existing and future network platforms and technologies will limit or reduce the market for our products, result in customer dissatisfaction and seriously harm our business, results of operations and financial condition.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key management and development personnel. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products and technologies. We do not have employment agreements with a majority of our executive officers, key management or development personnel and, therefore, they could terminate their employment with us at any time without penalty. In January 2005, John Carrington, our chief executive officer, and our Board of Directors initiated a succession process to identify a new chief executive officer for Websense before January 2006.  There is no deadline for this process and our intention is for Mr. Carrington to retain his current role as chief executive officer until a successor is identified, and to retain his role as Chairman of the Board following the transition. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, results of operations and financial condition. In such an event we may be unable to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

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

•                                          concentration of research and development costs; and

•                                          concentration of expenses associated with commissions paid on sales of subscriptions to our products.

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

•                                          demand for our products, including fluctuations in subscription renewals;

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

We may acquire or make investments in complementary companies, services and technologies in the future. We have not made any acquisitions or investments to date, and therefore our ability as an organization to make acquisitions or investments is unproven.  Although we review the records of companies or businesses we are interested in acquiring, even an in-depth review may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies.

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

We currently sell a significant majority of our products indirectly. We intend to continue to rely on our indirect sales channels for a significant majority of revenue. We depend on our indirect sales channels, including value-added resellers, distributors, and providers of managed internet services, to offer our products to a larger customer base than can be reached through a direct sales effort. We will need to expand our existing relationships and enter into new relationships to increase our current and future market share and revenue. We may be unable to maintain and expand our existing relationships or enter into new relationships on commercially reasonable terms or at all. If we are unable to maintain and expand our existing relationships or enter into new relationships, we would lose customer introductions and co-marketing benefits and our operating results could suffer.

Our reliance on indirect sales channels could result in reduced revenue growth because we have little control over our value-added resellers, distributors and original equipment manufacturers.

Our indirect sales channels accounted for more than 80% of our revenue in 2004 and 2003. We anticipate that sales from our various indirect sales channels, including value-added resellers, distributors, providers of managed internet services and others, will continue to account for a significant majority of our total revenue in future periods. None of these parties is obligated to continue selling our products or to make any purchases from us. Our ability to generate increased revenue depends significantly upon the ability and willingness of our indirect sales channels to market and sell our products to organizations worldwide. If they are unsuccessful in their efforts or are unwilling or unable to market and sell our new product offerings such as Client Policy Manager, Real-Time Security Updates, Bandwidth Optimizer and IM Attachment Manager, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Some of our indirect sales channels also market and sell products that compete with our products or may decide to do so in the future. We may not be able to prevent these parties from devoting greater resources to support our competitors’ products and/or eliminating their efforts to sell our products.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and establish our Websense brand.

Intellectual property is critical to our success, and we rely upon trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our Websense brand. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. We currently have only two issued patents in the United States and one corresponding issued patent internationally, and we may be unable to obtain further patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as United States laws, and mechanisms for enforcement of intellectual property rights may be inadequate. As a result our means of protecting our proprietary technology and brands may not be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, including the misappropriation or misuse of the content of our proprietary database of websites. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.

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

Because our products are complex and are deployed in a wide variety of complex network environments, they may have errors or defects that users identify after deployment, which could harm our reputation and our business. In addition, products as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of our products, and we may find such errors in the future. The occurrence of errors could adversely affect sales of our products, divert the attention of engineering personnel from our product development efforts and cause significant customer relations problems.

In addition, because customers rely on our products to manage employee behavior, any significant defects or errors in our products may result in negative publicity or legal claims. Negative publicity or legal claims could seriously harm our business, results of operations and financial condition. In addition, the capability of our products to report internet data retrieval requests and software application execution requests along with the workstations from which they originated may result in negative publicity or legal claims based on potential privacy violations.

Our databases may fail to keep pace with the rapid growth and technological change of the internet.

The success of our products depends on the breadth and accuracy of our databases. Although our databases currently catalog more than 8 million websites and over 650,000 software applications and executable files, they contain only a portion of such material that exists. In addition, the total number of websites and software applications is growing rapidly, and we expect this rapid growth rate to continue in the future. Our databases and database technologies may not be able to keep pace with the growth in the number of websites and software applications, especially the growing amount of content utilizing foreign languages. Further, the ongoing evolution of the internet and computing environments will require us to continually improve the functionality, features and reliability of our databases. Because our products primarily can only manage access to websites and software applications included in our databases, if our databases do not contain a meaningful portion of relevant content, the effectiveness of Websense Enterprise will be significantly diminished. Any failure of our databases to keep pace with the rapid growth and technological change of the internet will impair the market acceptance of our products, which in turn will harm our business, results of operations and financial condition.

Our worldwide income tax provisions and other tax accruals may be insufficient if any taxing authorities assume taxing positions that are contrary to the company’s positions.

Significant judgment is required in determining our worldwide provision for income taxes and for our accruals for other state, federal and international taxes such as sales and VAT taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is reasonable, no assurance can be given that the final exposure of these matters will not be materially different than that which is reflected in our historical income tax provisions and other tax accruals. Such differences could have a material effect on our income tax provisions or benefits, or other tax accruals, in the period in which such determination is made, and consequently, on our net income for such period.

From time to time, we are also audited by various state, federal and international authorities relating to tax matters.  We fully cooperate with all audits, but defend our positions vigorously.  Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and appeals process.  As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements in the period determined.  To provide for potential tax exposures, we maintain allowances for tax contingencies based on reasonable estimates of our potential exposure with respect to the tax liabilities that may result from such audits.  However, if the reserves are insufficient upon completion of any audits, there could be an adverse impact on our financial position and results of operations.

We are subject to changes in financial accounting standards, which may adversely affect our reported financial results or the way we conduct business.

Accounting policies affecting software revenue recognition have been the subject of frequent interpretations, significantly affecting the way we sell our products. Future changes in financial accounting standards, including pronouncements relating to revenue recognition, may have a significant effect on our reported results, including reporting of transactions completed before the effective date of the changes.

In December 2004, FASB issued statement of Financial Accounting standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective in our third quarter of fiscal 2005. SFAS 123R will result in our recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans or the discounts we provide under our employee stock purchase plans. Under the new rules, we are required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards; this will lead to substantial additional compensation expense. This change will have a material adverse effect on our reported results of operations. Note 1 to our Consolidated Financial Statements in this report provides our pro forma net income and earnings per share as if we had used a fair value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during fiscal 2004, 2003 and 2002.  In addition, the adoption of this standard could limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

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

We do not intend to pay dividends.

We have not declared or paid any cash dividends on our common stock since we have been a publicly traded company. We currently intend to retain any future cash flows from operations to fund growth and, do not expect to pay any dividends in the foreseeable future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments, municipal securities, commercial paper and corporate bonds. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore impact our cash flows and results of operations.

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2004. Changes in interest rates over time will, however, affect our interest income.

For the year-ended December 31, 2004, all of our billings, including those billed by our operations in Ireland, were denominated in our functional currency, which is the U.S. dollar. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in the local currencies in which they do business. Beginning in 2005, we anticipate billing certain international customers in foreign currencies, however we do not expect the foreign currency billings to represent more than 10% of our total billings during 2005.

We utilize foreign currency forward contracts to hedge foreign currency market exposures of underlying assets and liabilities. Our objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. We do not use foreign currency forward contracts for speculative or trading purposes. As of December 31, 2004, we had committed to six foreign currency forward contracts to purchase Euro and British Pounds for $1.0 million. Our Euro commitment represents 300,000 Euros at a weighted average forward rate of 1.329. Our British Pound commitment represents 300,000 British Pounds at a weighted average forward rate of 1.912. The fair value of these foreign currency forward contracts was $1.0 million at December 31, 2004. All of the foreign currency forward contracts will be settled before March 31, 2005.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Websense, Inc.

We have audited the accompanying consolidated balance sheets of Websense, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Websense, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Websense Inc.’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 25, 2005

Websense, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$38,878	$35,324
Marketable securities	204,910	147,535
Accounts receivable, net of allowance for doubtful accounts of $1,140 and $525 at December 31, 2004 and 2003	44,309	27,999
Income taxes receivable	3,201	664
Deferred income taxes	8,530	8,733
Other current assets	1,525	1,271
Total current assets	301,353	221,526

Property and equipment, net	3,955	2,997
Deferred income taxes, less current portion	9,523	8,672
Deposits and other assets	462	418
Total assets	$315,293	$233,613

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,100	$743
Accrued payroll and related benefits	7,163	5,241
Other accrued expenses	5,011	3,835
Income taxes payable	1,758	905
Current portion of deferred revenue	90,686	65,480
Total current liabilities	105,718	76,204

Deferred revenue, less current portion	41,631	28,480

Stockholders’ equity:
Common stock - $0.01 par value; 100,000 shares authorized; 23,526 and 22,445 shares issued and outstanding at December 31, 2004 and 2003	235	228
Additional paid-in capital	150,447	120,639
Treasury stock	—	(7,684)
Retained earnings	17,681	15,731
Accumulated other comprehensive income (loss)	(419)	15
Total stockholders’ equity	167,944	128,929
Total liabilities and stockholders’ equity	$315,293	$233,613

See accompanying notes.

Websense, Inc.

Consolidated Income Statements

(In thousands, except per share amounts)

	Years ended December 31,
	2004	2003	2002

Revenues	$111,859	$81,734	$60,965

Cost of revenues	7,769	5,523	4,170

Gross margin	104,090	76,211	56,795

Operating expenses:
Selling and marketing (exclusive of $0, $32 and $121 for the years ended December 31, 2004, 2003 and 2002, respectively, reported below as amortization of stock-based compensation)	42,625	31,845	26,201
Research and development (exclusive of $0, $17 and $73 for the years ended December 31, 2004, 2003 and 2002, respectively, reported below as amortization of stock-based compensation)	14,509	12,843	10,957
General and administrative (exclusive of $0, $34 and $254 for the years ended December 31, 2004, 2003 and 2002, respectively, reported below as amortization of stock-based compensation)	8,200	6,649	5,960
Amortization of stock-based compensation	—	83	448
Total operating expenses	65,334	51,420	43,566

Income from operations	38,756	24,791	13,229

Other income, net	2,226	2,292	2,711

Income before income taxes	40,982	27,083	15,940

Provision (benefit) for income taxes	14,806	10,395	(797)

Net income	$26,176	$16,688	$16,737

Net income per share:
Basic net income per share	$1.13	$0.76	$0.79
Diluted net income per share	$1.09	$0.73	$0.72
Weighted average shares – basic	23,080	22,038	21,211
Weighted average shares – diluted	24,114	22,976	23,338

See accompanying notes.

Websense, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common stock		Additional	Treasury	Deferred	Retained earnings	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	paid-in capital	stock	compensation	(deficit)	Income (loss)	equity
Balance at December 31, 2001	20,596	$206	$88,639	$—	$(531)	$(17,694)	$60	$70,680
Issuance of common stock upon exercise of options	1,029	10	4,013	—	—	—	—	4,023
Issuance of common stock for stock purchase plan	109	1	1,469	—	—	—	—	1,470
Amortization of deferred compensation	—	—	—	—	448	—	—	448
Tax benefit of stock options	—	—	12,937	—	—	—	—	12,937
Comprehensive income:
Net income	—	—	—	—	—	16,737	—	16,737
Net change in unrealized gain on marketable securities	—	—	—	—	—	—	416	416
Comprehensive income								17,153
Balance at December 31, 2002	21,734	217	107,058	—	(83)	(957)	476	106,711
Issuance of common stock upon exercise of options	953	10	4,723	—	—	—	—	4,733
Issuance of common stock for stock purchase plan	151	1	1,831	—	—	—	—	1,832
Issuance of common stock upon exercise of warrant	3	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	83	—	—	83
Purchase of treasury stock	(396)	—	—	(7,684)	—	—	—	(7,684)
Tax benefit of stock options	—	—	7,027	—	—	—	—	7,027
Comprehensive income:
Net income	—	—	—	—	—	16,688	—	16,688
Net change in unrealized gain on marketable securities	—	—	—	—	—	—	(461)	(461)
Comprehensive income								16,227
Balance at December 31, 2003	22,445	228	120,639	(7,684)	—	15,731	15	128,929
Issuance of common stock upon exercise of options	1,473	15	19,811	—	—	—	—	19,826
Issuance of common stock for stock purchase plan	190	2	2,531	—	—	—	—	2,533
Issuance of common stock upon exercise of warrant	28	—	—	—	—	—	—	—
Purchase of treasury stock	(610)	—	—	(22,980)	—	—	—	(22,980)
Retirement of treasury stock		(10)	(6,428)	30,664		(24,226)		—
Tax benefit of stock options	—	—	13,894	—	—	—	—	13,894
Comprehensive income:
Net income	—	—	—	—	—	26,176	—	26,176
Net change in unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(442)	(442)
Net change in unrealized loss on fair market valuation of foreign currency forward contracts	—	—	—	—	—	—	8	8
Comprehensive income								25,742
Balance at December 31, 2004	23,526	$235	$150,447	$—	$—	$17,681	$(419)	$167,944

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2004	2003	2002
Operating activities:
Net income	$26,176	$16,688	$16,737

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,277	2,016	1,929
Amortization of deferred compensation	—	83	448
Deferred revenue	38,357	29,281	21,201
Unrealized loss on foreign currency forward contracts	8	—	—
Tax benefit from exercise of stock options	13,894	7,027	12,937
Changes in operating assets and liabilities:
Accounts receivable	(16,310)	(8,159)	(7,314)
Income taxes receivable	(2,537)	(664)	—
Other current assets	(254)	(87)	(100)
Deposits and other assets	(44)	(119)	85
Deferred income taxes	(648)	(1,973)	(15,432)
Accounts payable	357	(18)	121
Accrued payroll and related benefits	1,922	1,614	877
Other accrued expenses	1,176	395	1,176
Income taxes payable	853	(65)	970
Net cash provided by operating activities	65,227	46,019	33,635

Investing activities:
Purchase of property and equipment	(3,235)	(2,046)	(2,186)
Purchases of marketable securities	(270,130)	(197,880)	(112,763)
Maturities of marketable securities	161,520	83,233	92,569
Sales of marketable securities	50,793	77,854	—
Net cash used in investing activities	(61,052)	(38,839)	(22,380)

Financing activities:
Proceeds from exercise of stock options	19,826	4,733	4,023
Proceeds from issuance of common stock for stock purchase plan	2,533	1,832	1,470
Purchase of treasury stock	(22,980)	(7,684)	—
Net cash (used in) provided by financing activities	(621)	(1,119)	5,493

Increase in cash and cash equivalents	3,554	6,061	16,748

Cash and cash equivalents at beginning of year	35,324	29,263	12,515

Cash and cash equivalents at end of year	$38,878	$35,324	$29,263

Supplemental disclosures of cash flow information:
Income taxes paid	$3,447	$6,211	$687

See accompanying notes.

Websense, Inc.

Notes to Consolidated Financial Statements

December 31, 2004

1. Summary of Significant Accounting Policies

Description of Business

Websense, Inc. (“Websense” or the “Company”) was founded in 1994. The Company provides employee internet management (EIM) software products that enable businesses to analyze, report and manage how their employees use computing resources, including internet access, instant messaging (IM), peer-to-peer file sharing, network bandwidth and desktop applications. The Company’s Websense Enterprise solution supports an organization’s efforts to enhance security, improve employee productivity, conserve network bandwidth and mitigate potential legal liability.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made for consistent presentation.

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

For the years ended December 31, 2004, 2003 and 2002, the Company’s billings were denominated in its functional currency, which is the U.S. dollar.  As such, the Company has not recorded foreign currency translation gains or losses.  However, the Company incurred foreign currency transaction losses of $76,000, $57,000 and $106,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Revenue Recognition

The Company has adopted American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2) as amended by SOP 98-9 as well as Staff Accounting Bulletin No. 104, Revenue Recognition, as issued by the Securities and Exchange Commission.  These statements and bulletin provide guidance for recognizing revenue related to sales by software vendors.

The Company sells Websense Enterprise on a subscription basis. A subscription is generally 12, 24 or 36 months in duration and for a fixed number of users. Other services such as upgrades/enhancements and standard post-contract technical support services are sold together with Websense Enterprise and provided throughout the subscription term.  The Company recognizes revenue on a monthly straight-line basis, commencing with the month the subscription begins, over the term of the subscription agreement provided collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, the Company electronically delivers access codes to users and then promptly invoices customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 days of invoicing. The Company records amounts billed to customers in excess of recognizable revenue as deferred revenue in the accompanying balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company generally invests its excess cash in fixed income obligations with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified if necessary to take advantage of trends in yields and interest rates. The Company has not experienced any losses on its cash and cash equivalents.

Marketable Securities

Marketable securities at December 31, 2004 consist of tax-exempt auction rate notes and municipal bonds. The Company currently classifies all investment securities as available for sale. Securities classified as available for sale are reported at fair value, adjusted for other than temporary declines in value. The Company records other than temporary declines in value to earnings as realized losses. Unrealized holding gains and losses on securities available for sale are reported as a net amount in a separate component of stockholders’ equity until realized. Realized gains and losses are recorded based on the specific identification method.

Historically, the fair values of the Company’s tax-exempt auction rate notes have not changed due to the high credit quality and short-term nature of these securities. However, if the fair value of its tax-exempt auction notes did change when interest rates and/or dividends reset at auction, the Company would recognize unrealized holding gains and/or losses on these investments as a net amount in a separate component of stockholders’ equity until realized. The Company would then recognize realized gains and/or losses based on the specific identification method.

Disclosures About Fair Value of Financial Instruments

The fair values of investment securities have been determined using values supplied by independent pricing services and are disclosed together with carrying amounts in Note 2. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values.

Foreign Currency Cash Flow Hedges

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, established accounting and reporting standards requiring recognition of all derivatives as assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivative instruments will be recorded to earnings or other comprehensive income depending on the use of the derivative instrument and whether it qualifies for hedge accounting.  The Company uses derivatives to manage foreign currency risk and not for speculative or trading purposes. The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates.

During 2004, the Company began to utilize foreign currency forward contracts. All such contracts entered into were designated as cash flow hedges and were considered effective, as defined by SFAS 133, as amended.  None of the contracts were terminated prior to settlement. Net realized losses related to these contracts settled during the year are included in other income, net in the accompanying consolidated income statements and amounted to $186,000 in 2004. As of December 31, 2004, the Company had committed to six foreign currency forward contracts to purchase Euro and British Pounds for $1.0 million. All of these contracts were designated as cash flow hedges and were determined effective as of December 31, 2004.  The fair value of these contracts was $1.0 million at December 31, 2004 and all of the foreign exchange contracts will be settled before March 31, 2005. Realized gains or losses related to the settlements, if any, will be recorded in other income, net at the time of settlement.

Concentration of Credit Risk

The Company sells its products to customers primarily in the United States, Canada, Europe, Asia, Australia, and Latin America. The Company maintains a reserve for potential credit losses and historically such losses have been within management’s estimates.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of three years.

Computer Software Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, costs are capitalized, when significant, in the development of specific computer software products after establishment of technological feasibility and marketability. There have been no such costs capitalized to date as the costs incurred during the period between technological feasibility to general release have not been significant.

The Company accounts for internally developed computer software costs, incurred in the application stage, in accordance with SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2004, 2003 and 2002 were $4.1 million, $3.4 million and $3.5 million, respectively.

Stock–Based Compensation

The Company has elected to follow Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued in December 2002, requires the use of option valuation models for traded options that were not developed for use in valuing employee stock options which have vesting restrictions and are not traded. Under APB 25, when the exercise price of the Company’s employee stock options is not less than the fair value for the underlying the stock on the date of grant, no compensation expense is recognized. At the time stock options were granted, the Company believed that the exercise price was at a price not less than the fair value of the underlying common stock. In conjunction with the Company’s initial public offering, the Company reviewed its exercise prices and arrived at the deemed fair value for each option grant during 1999. With respect to the 3,220,500 options granted during 1999 and through March 27, 2000, the Company recorded deferred compensation of $5.4 million for the difference between the exercise price per share and the deemed fair value per share at the grant date. The approximate weighted-average exercise price per share and the approximate weighted-average deemed fair value per share for the options was $1.64 and $3.31, respectively. Deferred stock compensation was recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation FIN No. 28 over the vesting period of the related options, generally four years. Deferred stock compensation was fully amortized as of December 31, 2003.

Pro forma information regarding net income is required by SFAS 123, as amended by SFAS 148, and has been determined as if the Company has accounted for its employee stock options under the fair value method of SFAS 123, as amended by SFAS 148. The pro forma effects of stock-based compensation on net income and net income per share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions since the Company’s initial public offering in March of 2000: risk free interest rates of 2.36% to 6.0%, dividend yields of 0%, expected volatility of 48% to 132%, and life of 5 years.

The Company’s adjusted pro forma information is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net income as reported	$26,176	$16,688	$16,737
Add: Stock-based employee compensation cost included in net income as reported, net of tax (1), (2)	—	51	448
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax (2)	(11,300)	(9,185)	(11,146)
Pro forma net income	$14,876	$7,554	$6,039

Basic net income per share as reported	$1.13	$0.76	$0.79

Pro forma basic net income per share	$0.64	$0.34	$0.28

Diluted net income per share as reported	$1.09	$0.73	$0.72

Pro forma diluted net income per share	$0.62	$0.33	$0.26

(1)          The Company was recognizing deferred stock-based compensation expense on the deemed fair value of options granted prior to the initial public offering in March 2000.  This expense was amortized on an accelerated basis, in accordance with FIN 28, over approximately a four-year period, which began in March 2000.

(2)          The Company had an effective tax rate of 36%, 38% and (5%) in 2004, 2003 and 2002, respectively.  Because of the tax benefit of 5% in 2002, the additions and deductions were assumed to be unaffected.

For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options vesting period.  The effect of applying SFAS 123, as amended by SFAS 148, for purposes of providing pro forma disclosures may not be representative of the effects on our operating results in future years.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective in the Company’s third quarter of fiscal 2005.  As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock option grants or the discounts the Company provides under its employee stock purchase plans.  Accordingly, the adoption of SFAS 123R’s fair value method will significantly increase the Company's recognized employee compensation expense, thereby reducing net income and earnings per share. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the preceding paragraphs.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance.  This requirement will reduce the Company’s net operating cash flows and increase net financing cash flows in periods after adoption.  The Company cannot estimate what those amounts will be in the future, however, the amount of operating cash flows recognized in 2004, 2003 and 2002 for such tax deductions were $13.9 million, $7.0 million and $12.9 million, respectively.

Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive income for the years ended December 31, 2004, 2003 and 2002 was $25.7 million, $16.2 million and $17.2 million, respectively. The difference from reported net income is due to the changes in unrealized gain (loss) on marketable securities of ($442,000) and to the changes in unrealized gain (loss) on the fair market valuation of foreign currency forward contracts of $8,000 for the year ended December 31, 2004. For the years ended December 31, 2003 and 2002, the difference from reported net income is due to changes in unrealized gain (loss) on marketable securities of ($461,000) and $416,000, respectively.

Net Income Per Share

Websense computes net income per share in accordance with SFAS No. 128, Earnings Per Share (EPS). Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares for all periods presented consist of dilutive stock options.

Dilutive securities include options, warrants and preferred stock as if converted and restricted stock subject to vesting. In 2004, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options totaled 1,034,000. Potentially dilutive securities totaling 201,000, 1,376,000 and 1,413,000 for the years ended December 31, 2004, 2003 and 2002, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect as a result of stock options which have exercise prices greater than the average market price of the common shares.

The following is a reconciliation of numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

	(In thousands, except per share amounts)
For the Years Ended:
December 31, 2004:
Basic EPS	$26,176	23,080	$1.13
Effect of options	—	1,034	(0.04)
Diluted EPS	$26,176	24,114	$1.09

December 31, 2003:
Basic EPS	$16,688	22,038	$0.76
Effect of options	—	938	(0.03)
Diluted EPS	$16,688	22,976	$0.73

December 31, 2002:
Basic EPS	$16,737	21,211	$0.79
Effect of options	—	2,127	(0.07)
Diluted EPS	$16,737	23,338	$0.72

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

Recently Issued Accounting Standards

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. An evaluation of the repatriation provision is dependent upon consideration of various factors including cash payment requirement, base period limitation, domestic reinvestment plan, foreign country dividend limitations and issuance of clarifying language on key elements of the provision by the U.S. Treasury. The Company does not believe that the adoption of FAS 109-2 will have a significant effect on its financial statements.

2. Marketable Securities

Investments in marketable securities consisted of the following at December 31, 2004 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Auction Rate Notes	$68,101	$—	$—	$68,101
Municipal Bonds	137,236	—	(427)	136,809
	$205,337	$—	$(427)	$204,910

Investments in marketable securities consisted of the following at December 31, 2003 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Auction Rate Notes	$94,147	$1	$—	$94,148
Municipal Bonds	53,373	14	—	53,387
	$147,520	$15	$—	$147,535

The amortized cost and estimated fair value of the securities at December 31, 2004 and 2003, by contractual maturity, are shown below (in thousands).

	2004		2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due within 1 year	$155,537	$155,346	$104,189	$104,194

Due between 1 and 3 years	49,800	49,564	43,331	43,341
	$205,337	$204,910	$147,520	$147,535

Realized gain (loss) from investments in marketable securities for the years ended 2004, 2003 and 2002 were ($4,000), $194,000 and $8,000, respectively.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Useful Lives	December 31,
		2004	2003

Computer hardware and software	3 years	$11,563	$8,804
Office furniture and equipment	3 years	2,097	1,853
Other equipment	3 years	539	307
		14,199	10,964

Accumulated depreciation		(10,244)	(7,967)

		$3,955	$2,997

Depreciation expense for 2004, 2003 and 2002 was $2.3 million, $2.0 million and $1.9 million, respectively.

4. Geographic Information

The following illustrates revenues attributed to customers located in the Company’s country of domicile (the United States) and those attributed to foreign customers (in thousands):

	Years Ended December 31,
	2004	2003	2002
United States	$75,891	$56,006	$41,456
Europe, Middle East and Africa	23,831	16,932	11,888
Asia\Pacific	4,861	4,045	4,085
Canada and Latin America	7,276	4,751	3,536
	$111,859	$81,734	$60,965

The United Kingdom represented $10.1 million, $7.4 million and $4.9 million of total revenue for the years ended 2004, 2003 and 2002, respectively. No other foreign country represented more than 5% of total revenue.

5. Deferred Revenue

The Company expects to recognize revenues related to subscriptions in existence as of December 31, 2004 as follows (in thousands):

Years Ending December 31:
2005	$90,686
2006	29,814
2007 and thereafter	11,817
$132,317

6.  Commitments and Guarantees

The Company leases its facilities and certain equipment under non-cancelable operating leases, which expire at various dates through December 2008. The facilities leases contain renewal options and are subject to cost increases.

Future minimum annual payments under non-cancelable operating leases and software licenses at December 31, 2004 are as follows (in thousands):

Years Ending December 31:	Operating Leases	Software Licenses	Total
2005	$1,741	$184	$1,925
2006	1,889	184	2,073
2007	1,937	46	1,983
2008	325	—	325
	$5,892	$414	$6,306

Rent expense totaled $2.8 million, $2.3 million and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Guarantees of Indebtedness of Others (FIN 45) elaborates on previously existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties, indemnifications or to guarantees accounted for as derivatives.

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

7. Stockholders’ Equity

Warrants

In connection with the Company’s Series B convertible preferred stock offering between June and September 1999, the Company issued warrants to purchase 62,500 shares of common stock for $3.00 per share to financial consultants. The warrants were exercisable in whole or in part at any time and from time to time until their expiration in June 2004. In April 2000, warrants to purchase 4,688 shares of common stock were exercised. In November 2001, warrants to purchase 23,437 shares of common stock were exercised. In July 2003, April 2004 and July 2004, warrants to purchase 4,000, 9,375 and 21,000 shares of common stock were exercised, which resulted in 3,406, 8,467 and 19,287 shares of common stock being issued, respectively, due to the cashless exercise of these warrants. At the end of 2004, all warrants have been exercised.

Stock Option Plan

In May 1998, the Board of Directors elected to replace the 1997 Stock Option/Stock Issuance Plan with the 1998 Stock Option/Stock Issuance Plan (1998 Stock Plan) under which 4,600,000 shares of the Company’s common stock were authorized for future issuance, and reserved for purchase upon exercise of options granted. The 1998 Stock Plan provides for the grant of incentive and non-statutory options and issuances of common stock to employees and directors.

In February 2000, the Board of Directors replaced the 1998 Stock Plan with the 2000 Stock Incentive Plan (2000 Plan) under which 4,500,000 shares of the Company’s common stock were initially authorized for future issuance, and reserved for purchase upon exercise of options granted. In addition, the 2000 Plan provides for automatic annual increases in the number of shares authorized and reserved for issuance thereunder (beginning in 2001) equal to the lesser of (i) 4% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 1,500,000 shares. At December 31, 2004, 7,879,206 shares were authorized and reserved for issuance under the 2000 Plan.

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

The following table summarizes stock option activity under the 1998 and 2000 Stock Plans and options issued in 2002 not covered under a formal plan and related information:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2001	3,941,768	$7.92
Granted	1,592,050	$24.28
Exercised	(1,028,554)	$3.91
Cancelled	(242,428)	$18.59
Balance at December 31, 2002	4,262,836	$14.39
Granted	971,750	$17.45
Exercised	(952,391)	$20.94
Cancelled	(347,119)	$21.82
Balance at December 31, 2003	3,935,076	$16.77
Granted	976,000	$37.26
Exercised	(1,473,028)	$13.46
Cancelled	(321,468)	$22.28
Balance at December 31, 2004	3,116,580	$24.18

The following table summarizes all options outstanding and exercisable by price range as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.20-$14.98	974,159	6.89	$11.95	605,507	$10.67
$15.00-$27.15	713,668	7.52	$20.69	325,940	$20.26
$27.17-$32.27	684,003	7.70	$29.04	308,084	$28.18
$32.30-$43.30	625,750	9.53	$37.25	7,291	$32.30
$43.45-$52.66	119,000	9.90	$48.66	—	$—

	3,116,580	7.86	$24.18	1,246,822	$17.63

The weighted average fair value of options granted during 2004, 2003 and 2002 was $37.26, $17.45 and $24.28 per share, respectively.

Employee Stock Purchase Plan

In February 2000, the Company adopted the 2000 Employee Stock Purchase Plan. The purchase plan provides for automatic annual increases in the number of shares reserved for issuance thereunder (beginning in 2001) equal to the lesser of (i) 1% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 375,000 shares. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the purchase plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following commencement of the purchase plan. Shares issued and available for issuance are as follows:

Shares reserved for issuance at December 31, 2001	324,500
Shares reserved for issuance during 2002 based on the automatic increase in shares authorized	205,960
Shares issued during 2002	(109,781)
Shares reserved for issuance at December 31, 2002	420,679
Shares reserved for issuance during 2003 based on the automatic increase in shares authorized	217,344
Shares issued during 2003	(150,739)
Shares reserved for issuance at December 31, 2003	487,284
Shares reserved for issuance during 2004 based on the automatic increase in shares authorized	224,449
Shares issued during 2004	(189,988)
Shares reserved for issuance at December 31, 2004	521,745

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

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance as of December 31, 2004:

Stock options:
Granted and outstanding	3,116,580
Reserved for future grants	560,737
Employee Stock Purchase Plan:
Reserved for future issuance	521,745
Total:	4,199,062

Treasury Stock

On April 3, 2003, the Company announced that its Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of December 31, 2004, 1,006,000 shares of common stock had been repurchased under this program, for an aggregate of $30.7 million at an average price of $30.48 per share.

During 2004, the Company retired the 1,006,000 shares of common stock that had been repurchased.  In accordance with APB 6, Status of Accounting Research Bulletins, the treasury stock retirement was effected by reducing the following:  treasury stock by $30.7 million, common stock by $0.1 million, additional paid-in capital by $6.4 million and retained earnings by $24.2 million on the Consolidated Balance Sheets.  There was no effect to the Company’s overall equity position as a result of the retirement.

8. Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	December 31,
	2004	2003	2002
	(In thousands)
Income before income taxes
United States	$36,712	$26,551	$19,450
Foreign	4,270	532	(3,510)
Total	$40,982	$27,083	$15,940

The provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Current
Federal	$12,535	$10,103	$7,255
Foreign	759	401	557
State	2,160	1,864	1,792
	15,454	12,368	9,604
Deferred
Federal	(367)	(1,735)	(7,685)
Foreign	—	—	—
State	(281)	(238)	(2,716)
	(648)	(1,973)	(10,401)

Income tax expense (benefit)	$14,806	$10,395	$(797)

The reconciliation of income tax computed at the federal statutory rate to the provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2004	2003	2002

Statutory Rate	35.0%	35.0%	35.0%
Foreign tax	(0.9)	0.1	7.3
State tax	5.5	5.9	8.1
Valuation allowance	(0.9)	(0.1)	(54.6)
Credits	(1.7)	(1.2)	(0.8)
Tax-exempt interest	(2.1)	(0.8)	—
Other	1.2	(0.5)	—
	36.1%	38.4%	(5.0)%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows:

	2004	2003
	(In thousands)
Deferred tax assets
Net operating loss carryforwards	$—	$184
Tax credit carryforwards	2,306	—
Deferred revenue	14,415	16,395
Foreign deferred taxes	103	464
Other	1,332	826
Total deferred tax assets	18,156	17,869
Valuation allowance for deferred tax assets	(103)	(464)
Net deferred taxes	$18,053	$17,405

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Periodically, management reassesses the need for a valuation allowance.  At December 31, 2004, the valuation allowance related to net operating losses generated in 2002 by the Company’s wholly-owned subsidiary in Ireland.  During 2002, the Company released the valuation allowance against its U.S. deferred tax assets.

As of December 31, 2004, the Company has federal and California research and development tax credit carryforwards of approximately $1.4 million and $1.4 million, respectively.  These credits will begin to expire in 2022 unless previously utilized.

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

As of December 31, 2004, the Company had approximately $2.3 million of undistributed earnings related to its foreign subsidiaries. Management believes that these earnings will be indefinitely reinvested in foreign jurisdictions; accordingly, the Company has not provided for U.S. federal income taxes related to these earnings. However, upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. It is estimated that the total tax liability, reduced by anticipated foreign tax credits, upon such a distribution would be approximately $0.1 million.

It is the Company’s policy to establish reserves for taxes that will probably become payable in future years as a result of an examination by tax authorities. The Company establishes the reserves based on management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary differences. The tax reserves are analyzed regularly and adjustments are made as events occur to warrant adjustment to the reserves.

9. Employee Retirement Plan

Effective May 1, 1997, the Company established a 401(k) defined contribution retirement plan (401(k) Plan) covering substantially all employees. The 401(k) Plan provides for voluntary employee contributions from 1% to 50% of annual compensation, as defined, and did not provide for matching contributions from the Company as of December 31, 2003.  In January 2004, the Company’s Board of Directors approved a discretionary employer matching contribution of 25% for each employee deferral contribution made during the plan year, up to 6% of the participant’s compensation.  The amount of employer expenses including the employer match contributed to the 401(k) Plan during the year ended December 31, 2004 was $369,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2004.

An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal controls over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.  That evaluation did not identify any change in our internal controls over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a — 15(f) and 15d — 15(f).  All internal control systems, no matter how well designed, have inherent limitations.  Therefore even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders
Websense, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” that Websense, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Websense’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Websense, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Websense, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Websense, Inc. and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 25, 2005

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Directors. Information concerning our directors is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 7, 2005.

(b) Executive Officers. Information concerning our executive officers is set forth under the section captioned “Executive Officers” in Part I of this report.

(c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 7, 2005.

(d) The company has adopted a Code of Business Conduct which, together with the policies referred to therein, is applicable to all directors, officers and employees of the company.  In addition, the company has adopted a Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Finance and Accounting Department Personnel (“Code of Ethics”).  The Code of Business Conduct and the Code of Ethics cover all areas of professional conduct, including conflicts of interest, disclosure obligations, insider trading and confidential information, as well as compliance with all laws, rules and regulations applicable to our business.  The company encourages all employees, officers and directors to promptly report any violations of any of the company’s policies.  In the event that an amendment to, or a waiver from, a provision of the Code of Business Conduct or Code of Ethics that applies to any of our directors or executive officers is necessary, the company intends to post such information on its website. A copy of our Code of Business Conduct and our Code of Ethics can be obtained from our website at www.websense.com.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation and Other Information” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 7, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K concerning security ownership of certain beneficial owners and management is incorporated by reference from the information contained in the section captioned “Ownership of Securities” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 7, 2005.

The following table provides information as of December 31, 2004 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities subject to outstanding options, warrants and rights)
Equity compensation plans approved by security holders (1)	2,999,785	$24.59	1,082,482	(3)
Equity compensation plans not approved by security holders (2)	116,795	$13.79	—
Total	3,116,580	$24.18	1,082,482

(1)          Consists solely of the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan.

(2)          Consists of 177,000 stock option grants made to certain new employees in 2002 in order to induce them to commence employment with the company, of which 116,795 are outstanding.  The outstanding stock options have substantially the same terms as stock options issued under the 2000 Stock Incentive Plan and have a weighted average exercise price of $13.79 per share.

(3)          Consists of shares available for future issuance under the Employee Stock Purchase Plan and the 2000 Stock Incentive Plan.  As of December 31, 2004, an aggregate of 521,745 shares of Common Stock were available for issuance under the Employee Stock Purchase Plan and 560,737 shares of Common Stock were available for issuance under the 2000 Stock Incentive Plan.  The number of shares of Common Stock available for issuance under the Employee Stock Purchase Plan and the 2000 Stock Incentive Plan automatically increases on the first trading day of January each calendar year by an amount equal to 1% and 4%, respectively, of the total number of shares of Common Stock outstanding on the last trading day of December in the immediately preceding calendar year but in no event will any such increase exceed 375,000 shares and 1,500,000 shares, respectively, of Common Stock.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Certain Relationships and Related Transactions” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 7, 2005.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Proposal 2: Ratification of Selection of Independent Auditors” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 7, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:
1. Financial Statement Schedules. Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

2. Exhibits

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (1)	Restated Bylaws
4.1 (1)	Specimen Stock Certificate of Websense, Inc.
10.1 (1)	Amended and Restated Registration Rights Agreement dated June 9, 1999
10.2 (1)	Form of Subscription Agreement regarding Series B Preferred Stock
10.3 (1)	Warrant to Purchase Common Stock between Websense, Inc. and Alps System Integration Co., Ltd., dated April 15, 1999
10.4 (1)	Form of Warrant to Purchase Common Stock between Websense, Inc. and entities listed on Schedule A attached thereto, dated July 30, 1999
10.5 (1)*	Employment Agreement by and between Websense, Inc. and John B. Carrington, dated May 10, 1999
10.6 (1)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999
10.7 (1)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated June 21, 1999, as amended
10.8 (1)*	1998 Equity Incentive Plan
10.9 (1)*	Standard Terms and Conditions Relating to Incentive Stock Option Under the 1998 Equity Incentive Plan
10.10 (1)*	2000 Stock Incentive Plan
10.11 (1)*	2000 Stock Incentive Plan, Notice of Grant of Stock Option
10.12 (1)*	2000 Stock Incentive Plan, Form of Incentive Stock Option Agreement
10.13 (1)*	2000 Employee Stock Purchase Plan
10.14 (1)	Form of Indemnification Agreement between Websense, Inc. and its directors
10.15 (1)	Form of Indemnification Agreement between Websense, Inc. and its officers
10.16 (2)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated February 12, 2000
10.17 (2)	First Amendment to Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated June 2, 2000
10.18 (3)

Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002; First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002; Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003.

10.19 (4)	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004.
10.20*	Officers’ Bonus Term Sheet
10.21*	President’s Bonus Term Sheet
10.22*	Non-Employee Directors Compensation Term Sheet
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the united States Code.

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

(4)          Previously filed as an exhibit to our Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference.

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

Signature	Title	Date
/s/ John B. Carrington	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 4, 2005
John B. Carrington

/s/ Douglas C. Wride	Chief Financial Officer (principal financial and accounting officer)	March 4, 2005
Douglas C. Wride

/s/ Mark St.Clare		March 4, 2005
Mark St.Clare	Director

/s/ Bruce T. Coleman		March 4, 2005
Bruce T. Coleman	Director

/s/ John Schaefer		March 4, 2005
John Schaefer	Director

/s/ Gary E. Sutton		March 4, 2005
Gary E. Sutton	Director

/s/ Peter Waller		March 4, 2005
Peter Waller	Director

Schedule II – VALUATION AND QUALIFYING ACCOUNTS

WEBSENSE, INC.
(In thousands)

A	B	C			D		E
		Additions
Description	Balance at beginning of period	Charged to Costs and Expenses	Charged to Other Accounts- Describe		Deductions- Describe		Balance at End of Period
YEAR ENDED DECEMBER 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$334	—	$250	(2)	$404	(1)	$180
YEAR ENDED DECEMBER 31, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$180	—	$700	(2)	$355	(1)	$525
YEAR ENDED DECEMBER 31, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$525	—	$975	(2)	$360	(1)	$1,140

(1)          Uncollectible accounts written off, net of recoveries.

(2)          Amount represents reserve recorded as a reduction of deferred revenue and represents customer balances deemed uncollectible. The reserve is amortized as a reduction of revenue over the average life of all subscriptions.

EXHIBIT INDEX

Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (1)	Restated Bylaws
4.1 (1)	Specimen Stock Certificate of Websense, Inc.
10.1 (1)	Amended and Restated Registration Rights Agreement dated June 9, 1999
10.2 (1)	Form of Subscription Agreement regarding Series B Preferred Stock
10.3 (1)	Warrant to Purchase Common Stock between Websense, Inc. and Alps System Integration Co., Ltd., dated April 15, 1999
10.4 (1)	Form of Warrant to Purchase Common Stock between Websense, Inc. and entities listed on Schedule A attached thereto, dated July 30, 1999
10.5 (1)*	Employment Agreement by and between Websense, Inc. and John B. Carrington, dated May 10, 1999
10.6 (1)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999
10.7 (1)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated June 21, 1999, as amended
10.8 (1)*	1998 Equity Incentive Plan
10.9 (1)*	Standard Terms and Conditions Relating to Incentive Stock Option Under the 1998 Equity Incentive Plan
10.10 (1)*	2000 Stock Incentive Plan
10.11 (1)*	2000 Stock Incentive Plan, Notice of Grant of Stock Option
10.12 (1)*	2000 Stock Incentive Plan, Form of Incentive Stock Option Agreement
10.13 (1)*	2000 Employee Stock Purchase Plan
10.14 (1)	Form of Indemnification Agreement between Websense, Inc. and its directors
10.15 (1)	Form of Indemnification Agreement between Websense, Inc. and its officers
10.16 (2)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated February 12, 2000
10.17 (2)	First Amendment to Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated June 2, 2000
10.18 (3)

Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002; First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002; Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003.

10.19 (4)	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004.
10.20*	Officers’ Bonus Term Sheet
10.21*	President’s Bonus Term Sheet
10.22*	Non-Employee Directors Compensation Term Sheet
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code.

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

(4)          Previously filed as an exhibit to our Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference.