Form 10-Q
period 2005-03-31
WEBSENSE INC
filed 2005-05-09
CIK 1098277

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of April 29, 2005 was 23,899,648.

Websense, Inc.

Form 10-Q

For the Period Ended March 31, 2005

Part I — Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets

(Unaudited and in thousands)

	March 31, 2005	December 31, 2004
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$45,025	$38,878
Marketable securities	222,527	204,910
Accounts receivable, net of allowance for doubtful accounts	32,399	44,309
Income taxes receivable	3,717	3,201
Current portion of deferred income taxes	8,530	8,530
Other current assets	3,165	1,525
Total current assets	315,363	301,353

Property and equipment, net	4,174	3,955
Deferred income taxes, less current portion	9,523	9,523
Deposits and other assets	461	462
Total assets	$329,521	$315,293

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,747	$1,100
Accrued payroll and related benefits	6,528	7,163
Other accrued expenses	5,605	5,011
Income taxes payable	1,667	1,758
Current portion of deferred revenue	91,919	90,686
Total current liabilities	107,466	105,718

Deferred revenue, less current portion	41,689	41,631

Stockholders’ equity:
Common stock	239	235
Additional paid-in capital	161,674	150,447
Treasury stock	(7,078)	—
Retained earnings	26,293	17,681
Accumulated other comprehensive loss	(762)	(419)
Total stockholders’ equity	180,366	167,944
Total liabilities and stockholders’ equity	$329,521	$315,293

See accompanying notes.

Websense, Inc.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2005	March 31, 2004

Revenue	$34,182	$24,611

Cost of revenue	2,500	1,691

Gross margin	31,682	22,920

Operating expenses:
Selling and marketing	12,328	9,416
Research and development	4,024	3,567
General and administrative	2,871	2,219
Total operating expenses	19,223	15,202

Income from operations	12,459	7,718

Other income, net	954	413

Income before income taxes	13,413	8,131

Provision for income taxes	4,801	3,004

Net income	$8,612	$5,127

Net income per share:

Basic net income per share	$0.36	$0.23
Diluted net income per share	$0.35	$0.22
Weighted average shares — basic	23,672	22,677
Weighted average shares — diluted	24,741	23,676

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

			Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity

	Common stock
	Shares	Amount
Balance at December 31, 2004	23,526	$235	$150,447	$—	$17,681	$(419)	$167,944

Issuance of common stock upon exercise of options	357	4	6,145	—	—	—	6,149

Purchase of treasury stock	(125)	—	—	(7,078)	—	—	(7,078)

Tax benefit of stock options	—	—	5,082	—	—	—	5,082

Comprehensive income:

Net income	—	—	—	—	8,612	—	8,612

Net change in unrealized gain (loss) on fair market valuation of marketable securities	—	—	—	—	—	(325)	(325)

Net change in unrealized gain (loss) on fair market valuation of foreign currency forward contracts	—	—	—	—	—	(18)	(18)

Comprehensive income							8,269

Balance at March 31, 2005	23,758	$239	$161,674	$(7,078)	$26,293	$(762)	$180,366

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
Operating activities:
Net income	$8,612	$5,127

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	603	511
Deferred revenue	1,291	1,840
Unrealized loss on foreign exchange contracts	(18)	(200)
Tax benefit from exercise of stock options	5,082	3,241
Changes in operating assets and liabilities:
Accounts receivable	11,910	6,520
Income taxes receivable	(516)	(800)
Other current assets	(1,640)	(1,192)
Deposits and other assets	1	(12)
Accounts payable	647	428
Accrued payroll and related benefits	(635)	(240)
Other accrued expenses	594	955
Income taxes payable	(91)	(483)
Net cash provided by operating activities	25,840	15,695

Investing activities:
Purchases of property and equipment	(822)	(857)
Purchases of marketable securities	(59,119)	(87,534)
Maturities of marketable securities	35,330	64,097
Sales of marketable securities	5,847	1,193
Net cash used in investing activities	(18,764)	(23,101)

Financing activities:
Proceeds from exercise of stock options	6,149	5,477
Purchases of treasury stock	(7,078)	(2,956)
Net cash provided by (used in) financing activities	(929)	2,521

Increase (decrease) in cash and cash equivalents	6,147	(4,885)

Cash and cash equivalents at beginning of period	38,878	35,324

Cash and cash equivalents at end of period	$45,025	$30,439

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in Websense, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2005.  The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Dilutive securities include stock options, warrants, preferred stock on an as if converted to common stock basis and restricted stock subject to vesting. During the quarters ended March 31, 2005 and 2004, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options totaled 1,069,000 and 999,000, respectively. Potentially dilutive securities totaling 38,000 and 219,000 for the quarters ended March 31, 2005 and 2004, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect as a result of stock options which have exercise prices greater than the average market price of the common shares.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
March 31, 2005:
Basic EPS	$8,612	23,672	$0.36
Effect of options	—	1,069	(0.01)
Diluted EPS	$8,612	24,741	$0.35

March 31, 2004:
Basic EPS	$5,127	22,677	$0.23
Effect of options	—	999	(0.01)
Diluted EPS	$5,127	23,676	$0.22

3. Comprehensive Income

The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income	$8,612	$5,127
Net change in unrealized gain (loss) on fair market valuation of marketable securities	(325)	3
Net change in unrealized gain (loss) on fair market valuation of foreign currency forward contracts	(18)	(200)
Comprehensive income	$8,269	$4,930

Accumulated other comprehensive loss totaled ($762,000) and ($182,000) at March 31, 2005 and March 31, 2004, respectively.

4.  Stock-Based Compensation

Pro forma information regarding net income is required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and has been determined as if the Company has accounted for its employee stock options and employee stock purchase plan under the fair value method of SFAS No. 123, as amended by SFAS No. 148. The pro forma effects of stock-based compensation on net income and net income per share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions since the Company’s initial public offering in March of 2000: risk free interest rates of 1.04% to 6.0%, dividend yields of 0%, expected volatility of 44% to 132%, and a life of 5 years for employee stock options and 6 months to 2 years for the employee stock purchase plan.

The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income as reported	$8,612	$5,127
Compensation expense under FAS 123, net of tax (1)	$(2,388)	$(2,377)
Pro forma net income	$6,224	$2,750

Basic net income per share as reported	$0.36	$0.23
Pro forma basic net income per share	$0.26	$0.12

Diluted net income per share as reported	$0.35	$0.22
Pro forma diluted net income per share	$0.25	$0.12

(1)      The Company had an effective tax rate of 36% and 37% in the three months ended March 31, 2005 and 2004, respectively

For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options vesting period.  The effect of applying SFAS No. 123, as amended by SFAS No. 148, for purposes of providing pro forma disclosures may not be representative of the effects on the Company’s operating results in future years.

5. Foreign Currency Cash Flow Hedges

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, established accounting and reporting standards requiring recognition of all derivatives as assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivative instruments will be recorded to earnings or other comprehensive income depending on the use of the derivative instrument and whether it qualifies for hedge accounting.  The Company uses derivatives to manage foreign currency risk and not for speculative or trading purposes.  The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates.

During 2005, the Company continues to utilize foreign currency forward contracts. All such contracts entered into were designated as cash flow hedges and were considered effective as of March 31, 2005, as defined by SFAS 133, as amended.  None of the contracts were terminated prior to settlement. Net realized losses related to these contracts settled during the periods presented are included in other income, net in the accompanying consolidated income statements and amounted to $7,000 and $29,000 in the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, the Company had committed to six foreign currency forward contracts to purchase Euro and British Pounds for $1.7 million. The fair value of these contracts was $1.7 million at March 31, 2005 and all of the foreign exchange contracts will be settled before June 30, 2005. Realized gains or losses related to the settlements, if any, will be recorded in other income, net at the time of settlement.

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

7. New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective in the Company’s first quarter of fiscal 2006.   As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock option grants or the discounts the Company provides under its employee stock purchase plans.  Accordingly, the adoption of SFAS 123R’s fair value method will significantly increase the Company’s recognized employee compensation expense, thereby reducing net income and earnings per share.  The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in Note 4 above, “Stock-Based Compensation”.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance.  This requirement will reduce the Company’s net operating cash flows and increase net financing cash flows in periods after adoption.  The Company cannot estimate what those amounts will be in the future, however, the amount of operating cash flows recognized in the first quarters of 2005 and 2004 for such tax deductions were $5.1 million and $3.2 million, respectively.

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

Overview

      We provide employee internet management (EIM) software products that enable organizations to analyze, report and manage how their employees use computing resources, including internet access, instant messaging (IM), peer-to-peer file sharing, network bandwidth and desktop applications.  Our primary product offering is the Websense Enterprise® software application, our central policy engine and management console.  Websense Enterprise gives organizations the ability to enhance security, improve employee productivity, conserve network bandwidth and mitigate potential legal liability by identifying potential risks and rapidly configuring and implementing policies to manage their employees’ internet access and use of software applications. In 1996, we released our first software product, Websense Internet Screening System, and since that time, we have focused our business on developing and selling EIM solutions. Websense Enterprise now serves as a platform for related Websense add-on modules, such as  the Premium Groups™, Real Time Security Updates™, Bandwidth Optimizer™, Instant Messaging (IM) Attachment Manager™, and Client Policy Manager™. We have also created suites of some of our products to address specific customer needs, such as the Websense Web Security Suite™ and Websense Web Security Suite — Lockdown Edition™.  We currently derive all of our revenue from subscriptions to the Websense Enterprise solution (including add-on modules), and expect this trend to continue in the future as more offerings are added to the Websense Enterprise platform.

          During the three months ended March 31, 2005, we derived 32% of revenue from international sales compared with 30% for the three months ended March 31, 2004, with the United Kingdom comprising approximately 9% of our total revenue in both periods. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

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

Deferred Tax Assets. As required by Statement of Financial Accounting Standards No. 109, we recognize tax assets on the balance sheet if it is “more likely than not” that they will be realized on future tax returns.  At December 31, 2004, we had deferred tax assets of $18.1 million.  We believe that it is more likely than not that our deferred tax assets will be realized. Factors considered by us included: our earnings history, projected earnings based on current operations, and projected future taxable income in excess of stock option deductions. However, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination was made.

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

Results of Operations

Three months ended March 31, 2005 compared with the three months ended March 31, 2004

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	March 31, 2005	March 31, 2004
	(Unaudited)

Revenue	100%	100%

Cost of revenue	7	7

Gross margin	93	93

Operating expenses:
Selling and marketing	36	38
Research and development	12	15
General and administrative	9	9
Total operating expenses	57	62

Income from operations	36	31

Other income, net	3	2

Income before income taxes	39	33

Provision for income taxes	14	12

Net income	25%	21%

Revenue

Revenue increased to $34.2 million in the first quarter of 2005 from $24.6 million in the first quarter of 2004. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers. Approximately 65% of subscription revenue recognized in the first quarter of 2005 was derived from renewal business. We expect total revenue growth amounts in 2005 to exceed total revenue growth in 2004, although the percentage revenue growth rate may be lower in 2005 than in 2004 as a result of the increasing overall revenue base.

Cost of Revenue

Cost of revenue consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenue increased to $2.5 million in the first quarter of 2005 from $1.7 million in the first quarter of 2004. The increase was primarily due to the costs associated with additional personnel in our technical support and database groups. We expect cost of revenue to increase in the future as we support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue remained unchanged at 7% during the first quarters of 2005 and 2004. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

Gross margin increased to $31.7 million in the first quarter of 2005 from $22.9 million in the first quarter of 2004. The increase was due to increased revenue. As a percentage of revenue, gross margin remained unchanged at 93% in the first quarters of 2005 and 2004. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, advertising, promotions and travel as well as allocated facilities costs and equipment depreciation. Selling and marketing expenses increased to $12.3 million in the first quarter of 2005 from $9.4 million in the first quarter of 2004. The increase in selling and marketing expenses of $2.9 million was primarily due to increased personnel costs and related travel and allocated costs as well as higher commission and co-op marketing expenses related to higher sales levels. We expect selling and marketing expenses to increase in absolute dollars in the future as more personnel are added to support our expanding selling and marketing efforts worldwide and as increased sales result in higher overall sales commission expenses.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, and allocated facilities costs and equipment depreciation. Research and development expenses increased to $4.0 million in the first quarter of 2005 from $3.6 million in the first quarter of 2004. The increase of $400,000 in research and development expenses was primarily a result of increased allocated costs and personnel needed to support our expanding list of technology partners, the enhancements of Websense Enterprise and additional products. We expect research and development expenses to increase in absolute dollars in future periods as a result of our continued enhancements of Websense Enterprise and additional products.

         General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, human resources and administrative personnel, third party professional service fees, allocated facilities costs and equipment depreciation. General and administrative expenses increased to $2.9 million in the first quarter of 2005 from $2.2 million in the first quarter of 2004. The $700,000 increase in general and administrative expenses was primarily a result of an increase in professional accounting fees driven by compliance with the Sarbanes-Oxley Act of 2002 and allocated costs and additional personnel needed to support our growing operations. We expect general and administrative expenses to increase in absolute dollars in future periods, reflecting growth in operations, increasing expenses associated with being a public company and expansion of our international operations.  We may also incur increased general and administrative expense in connection with our announced search for a successor to our current chairman and chief executive officer, John Carrington, in his role as our chief executive officer.

Other Income, Net

Net other income increased to $954,000 in the first quarter of 2005 from $413,000 in the first quarter of 2004. The increase is due primarily to higher interest rates realized by our increased balances of cash, cash equivalents and marketable securities as of March 31, 2005 compared with March 31, 2004. The majority of our total cash and cash equivalents and marketable securities are tax-exempt. We expect that the majority of our cash and cash equivalents and marketable securities will continue to be held in tax-exempt investments during the foreseeable future.

Provision for Income Taxes

In the first quarter of 2005, United States and foreign income tax expense was $4.8 million as compared to $3.0 million for the first quarter of 2004. The annual effective income tax rate for the first quarter 2005 was 36% compared to 37% for the first quarter of 2004. The effective tax rate for the first quarter 2005 was lower than the first quarter 2004 effective tax rate primarily due to an increase in foreign earnings taxed at less than the United States federal income tax rate, an increase in tax exempt interest income and a decrease in our overall state tax rate. We expect an effective tax rate of approximately 36% for 2005. Subsequent to 2005, our effective tax rate may change due to potential changes in the mix of income within various domestic and international tax jurisdictions along with potential changes in tax rules and legislation.

Liquidity and Capital Resources

As of March 31, 2005, we had cash and cash equivalents of $45.0 million, investments in marketable securities of $222.5 million and retained earnings of $26.3 million.

Net cash provided by operating activities was $25.8 million in the first three months of 2005 compared with $15.7 million in the first three months of 2004. The $10.1 million increase in cash provided by operating activities in the first three months of 2005 was primarily due to an increase in our net income and a decrease in our accounts receivable balance. Our operating cash flow and revenue are significantly influenced by subscription renewals and a decrease in subscription renewals would negatively impact our operating cash flow and revenue.

Net cash used in investing activities was $18.8 million in the first three months of 2005 compared with net cash used in investing activities of $23.1 million in the first three months of 2004. The $4.3 million decrease in cash used by investing activities in the first three months of 2005 was primarily due to fewer purchases of marketable securities to offset maturities and sales of marketable securities.

Net cash used by financing activities was $929,000 in the first three months of 2005 compared with net cash provided by financing activities of $2.5 million in the first three months of 2004. The $3.4 million decrease in net cash provided by financing activities in the first three months of 2005 was primarily due to the use of $7.1 million to repurchase 125,000 shares of our common stock offset by an increase in the proceeds received from the exercise of stock options.

We have operating lease and software license commitments of approximately $1.6 million during the remainder of 2005, $2.2 million in 2006, $2.0 million in 2007 and $0.3 million in 2008. A significant majority of our operating lease commitments are related to our corporate headquarters lease, which was most recently amended in July 2004 to add additional space for our corporate headquarters and to extend the lease through 2008. The lease provides for escalating rent payments from 2004 to 2008. The rent expense related to our corporate headquarters lease is recorded monthly on a straight-line basis in accordance with generally accepted accounting principles.

Future minimum annual payments under non-cancelable operating leases and software licenses at March 31, 2005 are as follows (in thousands):

	Operating Leases	Software Licenses	Total
2005	$1,378	$236	$1,614
2006	1,889	314	2,203
2007	1,937	79	2,016
2008	325	—	325
	$5,529	$629	$6,158

As of March 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of March 31, 2005, we had repurchased 1,131,000 shares of our common stock under this program, for an aggregate of $37.7 million at an average price of $33.37 per share.

As of December 31, 2004, we retired all 1,006,000 shares of our common stock that had been repurchased prior to that date.  In accordance with APB 6, Status of Accounting Research Bulletins, the treasury stock retirement was effected by reducing the following on our Consolidated Balance Sheets:  treasury stock by $30.7 million, common stock by $0.1 million, additional paid-in capital by $6.4 million and retained earnings by $24.2 million.  There was no effect to our overall equity position as a result of the retirement.

We believe that our cash and cash equivalents balances and investments in marketable securities will be sufficient to satisfy our cash requirements for the foreseeable future. We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.

Risks and Uncertainties

Risks and uncertainties that could impact our business, consolidated financial position, results of operations and cash flows and cause future results to differ from our expectations include the following: customer acceptance of our services, products and fee structures; the success of our brand development efforts; the volatile and competitive nature of the internet industry; changes in domestic and international market conditions and the entry into and development of international markets for our products; risks relating to intellectual property ownership; and the risks and uncertainties identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and other filings with the Securities and Exchange Commission.

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

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2005. Changes in interest rates over time will, however, affect our interest income.

For the quarter ended March 31, 2005, all of our billings, including those billed by our operations in Ireland, were denominated in our functional currency, which is the U.S. dollar. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in the local currencies in which they do business. Beginning in the second quarter of 2005, we began billing certain international customers in Euros, however we do not expect these billings to represent more than 10% of our total billings during 2005.

We utilize foreign currency forward contracts to hedge foreign currency market exposures of underlying assets and liabilities. Our objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. We do not use foreign currency forward contracts for speculative or trading purposes. As of March 31, 2005, we had committed to six foreign currency forward contracts to purchase Euro and British Pounds for $1.7 million. Our Euro commitment represents 450,000 Euros at a weighted average forward rate of 1.3146. Our British Pound commitment represents 600,000 British Pounds at a weighted average forward rate of 1.9031. The fair value of these foreign currency forward contracts was $1.7 million at March 31, 2005. All of the foreign currency forward contracts will be settled before June 30, 2005.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

         We maintain disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that we are able to collect the information we are required to disclose in the reports we file under the Exchange Act, and to record, process, summarize and report this information within the time periods specified in the rules of the Securities and Exchange Commission. Our Chief Executive and Chief Financial Officers evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our Chief Executive and Chief Financial Officers have concluded that these controls and procedures are effective.

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

Number of shares purchased during month(1)

Average price paid per share

Cumulative number of shares purchased as part of publicly announced plan(2)

Maximum number of shares that may yet be purchased under the plan

January 1st through 31st of 2005

—

—

1,006,000

994,000

February 1st through 28th of 2005

75,000

$56.46

1,081,000

919,000

March 1st through 31st of 2005

50,000

$56.85

1,131,000

869,000

Total

125,000

$56.62

1,131,000

869,000

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

WEBSENSE, INC.

Date: May 9, 2005	By:	/s/ JOHN B. CARRINGTON
John B. Carrington
Chairman of the Board and
Chief Executive Officer

Date: May 9, 2005	By:	/s/ DOUGLAS C. WRIDE
Douglas C. Wride
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Restated Bylaws
4.1(1)	Specimen Stock Certificate of Websense, Inc
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)     Previously filed as an exhibit to our Registration Statement on Form S-1, as amended, (File No 333-95619) and incorporated herein by reference.