Form 10-Q
period 2005-06-30
WEBSENSE INC
filed 2005-08-04
CIK 1098277

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of July 29, 2005 was 23,890,690.

Websense, Inc.

Form 10-Q

For the Period Ended June 30, 2005

i

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets

(Unaudited and in thousands)

	June 30, 2005	December 31, 2004
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$33,150	$38,878
Marketable securities	253,115	204,910
Accounts receivable, net of allowance for doubtful accounts	32,666	44,309
Prepaid income taxes	3,378	3,201
Current portion of deferred income taxes	8,530	8,530
Other current assets	3,271	1,525
Total current assets	334,110	301,353

Property and equipment, net	4,154	3,955
Deferred income taxes, less current portion	9,523	9,523
Deposits and other assets	512	462
Total assets	$348,299	$315,293

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,592	$1,100
Accrued payroll and related benefits	7,017	7,163
Other accrued expenses	5,087	5,011
Income taxes payable	1,971	1,758
Current portion of deferred revenue	97,597	90,686
Total current liabilities	113,264	105,718

Deferred revenue, less current portion	45,951	41,631

Stockholders’ equity:
Common stock	242	235
Additional paid-in capital	171,524	150,447
Treasury stock	(17,335)	—
Retained earnings	35,227	17,681
Accumulated other comprehensive loss	(574)	(419)
Total stockholders’ equity	189,084	167,944
Total liabilities and stockholders’ equity	$348,299	$315,293

See accompanying notes.

Websense, Inc.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Revenue	$36,026	$26,643	$70,208	$51,254

Cost of revenue	2,501	1,774	5,001	3,465

Gross margin	33,525	24,869	65,207	47,789

Operating expenses:
Selling and marketing	13,872	10,449	26,200	19,865
Research and development	4,007	3,534	8,031	7,101
General and administrative	2,938	2,133	5,809	4,352
Total operating expenses	20,817	16,116	40,040	31,318

Income from operations	12,708	8,753	25,167	16,471

Other income, net	1,201	456	2,155	869

Income before income taxes	13,909	9,209	27,322	17,340

Provision for income taxes	4,975	3,402	9,776	6,406

Net income	$8,934	$5,807	$17,546	$10,934

Net income per share:

Basic net income per share	$0.37	$0.25	$0.74	$0.48
Diluted net income per share	$0.36	$0.24	$0.71	$0.46
Weighted average shares – basic	23,835	22,971	23,754	22,824
Weighted average shares – diluted	24,749	23,928	24,740	23,806

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

						Accumulated
						other	Total
	Common stock		Additional	Treasury	Retained	comprehensive	stockholders’
	Shares	Amount	paid-in capital	stock	earnings	loss	equity

Balance at December 31, 2004	23,526	$235	$150,447	$—	$17,681	$(419)	$167,944
Issuance of common stock upon exercise of options	579	6	10,656	—	—	—	10,662
Issuance of common stock for purchase plan	109	1	1,646	—	—	—	1,647
Purchase of treasury stock	(325)	—	—	(17,335)	—	—	(17,335)
Tax benefit of stock options	—	—	8,775	—	—	—	8,775
Comprehensive income:

Net income	—	—	—	—	17,546	—	17,546
Net change in unrealized gain (loss) on fair market valuation of marketable securities	—	—	—	—	—	(37)	(37)
Net change in unrealized gain (loss) on fair market valuation of foreign currency forward contracts	—	—	—	—	—	(118)	(118)
Comprehensive income							17,391
Balance at June 30, 2005	23,889	$242	$171,524	$(17,335)	$35,227	$(574)	$189,084

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended
	June 30,	June 30,
	2005	2004
Operating activities:
Net income	$17,546	$10,934

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,248	1,066
Deferred revenue	11,231	11,052
Unrealized loss on foreign exchange contracts	(118)	(164)
Tax benefit from exercise of stock options	8,775	6,090
Changes in operating assets and liabilities:
Accounts receivable	11,643	(559)
Prepaid income taxes	(177)	(2,457)
Other current assets	(1,746)	(541)
Deposits and other assets	(50)	(35)
Accounts payable	492	617
Accrued payroll and related benefits	(146)	(206)
Other accrued expenses	76	773
Income taxes payable	213	(429)
Net cash provided by operating activities	48,987	26,141

Investing activities:
Purchases of property and equipment	(1,447)	(1,749)
Purchases of marketable securities	(142,960)	(147,553)
Maturities of marketable securities	76,746	109,329
Sales of marketable securities	17,972	6,968
Net cash used in investing activities	(49,689)	(33,005)

Financing activities:
Proceeds from exercise of stock options and warrants	10,662	10,698
Proceeds from issuance of common stock for stock purchase plan	1,647	1,251
Purchases of treasury stock	(17,335)	(6,027)
Net cash provided by (used in) financing activities	(5,026)	5,922

Decrease in cash and cash equivalents	(5,728)	(942)

Cash and cash equivalents at beginning of period	38,878	35,324

Cash and cash equivalents at end of period	$33,150	$34,382

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in Websense, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2005.  The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Dilutive securities include stock options, warrants, preferred stock on an as if converted to common stock basis and restricted stock subject to vesting. During the quarters ended June 30, 2005 and 2004, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options totaled 914,000 and 957,000, respectively. Potentially dilutive securities totaling 178,000 and 163,000 for the quarters ended June 30, 2005 and 2004, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect as a result of stock options which have exercise prices greater than the average market price of the common shares.

During the first six months of 2005 and 2004, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options and warrants totaled 986,000 and 982,000, respectively. Potentially dilutive securities totaling 96,000 and 143,000 for the first six months of 2005 and 2004, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect as a result of stock options which have exercise prices greater than the average market price of the common shares.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
June 30, 2005:
Basic EPS	$8,934	23,835	$0.37
Effect of options	—	914	(0.01)
Diluted EPS	$8,934	24,749	$0.36

June 30, 2004:
Basic EPS	$5,807	22,971	$0.25
Effect of options	—	957	(0.01)
Diluted EPS	$5,807	23,928	$0.24

For the Six Months Ended:
June 30, 2005:
Basic EPS	$17,546	23,754	$0.74
Effect of options	—	986	(0.03)
Diluted EPS	$17,546	24,740	$0.71

June 30, 2004:
Basic EPS	$10,934	22,824	$0.48
Effect of options	—	982	(0.02)
Diluted EPS	$10,934	23,806	$0.46

3. Comprehensive Income

The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income	$8,934	$5,807	$17,546	$10,934

Change in unrealized gain (loss) on fair market valuation of marketable securities	288	(348)	(37)	(345)

Change in unrealized gain (loss) on fair market valuation of foreign currency forward contracts	(100)	36	(118)	(164)

Comprehensive income	$9,122	$5,495	$17,391	$10,425

Accumulated other comprehensive loss totaled ($574,000) and ($419,000) at June 30, 2005 and December 31, 2004, respectively.

4.  Stock-Based Compensation

Pro forma information regarding net income is required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and has been determined as if the Company has accounted for its employee stock options and employee stock purchase plan under the fair value method of SFAS No. 123, as amended by SFAS No. 148. The pro forma effects of stock-based compensation on net income and net income per share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions since the Company’s initial public offering in March of 2000: risk free interest rates of 1.04% to 6.0%, dividend yields of 0%, expected volatility of 40% to 132%, and a life of 5 years for employee stock options and 6 months to 2 years for the employee stock purchase plan.

The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income as reported	$8,934	$5,807	$17,546	$10,934
Compensation expense under SFAS No. 123, net of tax (1)	(2,686)	(2,296)	(5,074)	(4,673)
Pro forma net income	$6,248	$3,511	$12,472	$6,261

Basic net income per share as reported	$0.37	$0.25	$0.74	$0.48
Pro forma basic net income per share	$0.26	$0.14	$0.53	$0.27

Diluted net income per share as reported	$0.36	$0.24	$0.71	$0.46
Pro forma diluted net income per share	$0.25	$0.13	$0.50	$0.26

(1)   The Company had an effective tax rate of 36% and 37% in the three months ended June 30, 2005 and 2004, respectively.
The Company had an effective tax rate of 36% and 37% in the six months ended June 30, 2005 and 2004, respectively.

For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options vesting period.  The effect of applying SFAS No. 123, as amended by SFAS No. 148, for purposes of providing pro forma disclosures may not be representative of the effects on the Company’s operating results in future years.

5. Foreign Currency Cash Flow Hedges

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, established accounting and reporting standards requiring recognition of all derivatives as assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivative instruments will be recorded to earnings or other comprehensive income depending on the use of the derivative instrument and whether it qualifies for hedge accounting.  The Company uses derivatives to manage foreign currency risk and not for speculative or trading purposes.  The Company’s objective is to reduce the risk to earnings associated with changes in foreign currency exchange rates.

During 2005, the Company continues to utilize foreign currency forward contracts. All such contracts entered into were designated as cash flow hedges and were considered effective as of June 30, 2005, as defined by SFAS No. 133, as amended.  None of the contracts were terminated prior to settlement. Net realized losses related to these contracts settled during the periods presented are included in other income, net in the accompanying consolidated income statements and amounted to $64,000 and $106,000 in the three months ended June 30, 2005 and 2004, respectively. Net realized losses amounted to $71,000 and $135,000 in the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, the Company had committed to six foreign currency forward contracts to purchase British Pounds for $4.2 million.  The fair value of these contracts was $4.1 million at June 30, 2005 and all of the foreign exchange contracts will be settled before December 31, 2005. Realized gains or losses related to the settlements, if any, will be recorded in other income, net at the time of settlement.

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

7. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which will be effective in the Company’s first quarter of fiscal 2006.   As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock option grants or the discounts the Company provides under its employee stock purchase plans.  Accordingly, the adoption of SFAS No. 123R’s fair value method will significantly increase the Company’s recognized employee compensation expense, thereby reducing net income and earnings per share.  The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in Note 4 above, “Stock-Based Compensation.”  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance.  This requirement will reduce the Company’s net operating cash flows and increase net financing cash flows in periods after adoption.  The Company cannot estimate what those amounts will be in the future, however, the amount of operating cash flows recognized in the first six months of 2005 and 2004 for such tax deductions were $8.8 million and $6.1 million, respectively.

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

Forward Looking Statements

This report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

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

These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

Overview

We provide employee internet management (EIM) software products that enable organizations to analyze, report and manage how their employees use computing resources, including internet access, instant messaging (IM), peer-to-peer file sharing, network bandwidth and desktop applications.  Our primary product offering is the Websense Enterprise® software application, our central policy engine and management console.  Websense Enterprise gives organizations the ability to enhance security, improve employee productivity, conserve network bandwidth and mitigate potential legal liability by identifying potential risks and rapidly configuring and implementing policies to manage their employees’ internet access and use of software applications. In 1996, we released our first software product, Websense Internet Screening System. Since that time, we have focused our business on developing and selling EIM solutions. Websense Enterprise now serves as a platform for related Websense add-on modules, such as the Premium Groups™, Real Time Security Updates™, Bandwidth Optimizer™, Instant Messaging (IM) Attachment Manager™, and Client Policy Manager™. We have also created suites of some of our products to address specific customer needs, such as the Websense Web Security Suite™ and Websense Web Security Suite – Lockdown Edition™.  We currently derive all of our revenue from subscriptions to the Websense Enterprise solution (including add-on modules), and expect this trend to continue in the future as more offerings are added to the Websense Enterprise platform.

During the six months ended June 30, 2005, we derived 32% of revenue from international sales, compared with 32% for the six months ended June 30, 2004, with the United Kingdom comprising approximately 9% of our total revenue in both periods. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

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

Revenue Recognition. When a purchase decision is made for Websense Enterprise, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. Other services such as upgrades/enhancements and standard post-contract technical support services are sold together with Websense Enterprise and provided throughout the subscription term. We recognize revenue on a monthly straight-line basis, commencing with the month the subscription begins, over the term of the subscription agreement, provided collectibility is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver access codes to users and then promptly invoice customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 days of the invoice. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers who wish to re-subscribe typically must do so at then current rates to continue using Websense Enterprise. Our revenue is significantly influenced by new and renewal subscriptions, and a decrease in subscription amounts could negatively impact our future revenue.

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

Results of Operations

Three months ended June 30, 2005 compared with the three months ended June 30, 2004

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	June 30, 2005	June 30, 2004
	(Unaudited)

Revenue	100%	100%

Cost of revenue	7	7

Gross margin	93	93

Operating expenses:
Selling and marketing	39	39
Research and development	11	13
General and administrative	8	8
Total operating expenses	58	60

Income from operations	35	33

Other income, net	3	2

Income before income taxes	38	35

Provision for income taxes	13	13

Net income	25%	22%

Revenue

Revenue increased to $36.0 million in the second quarter of 2005, from $26.6 million in the second quarter of 2004. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers. Approximately 65% of subscription revenue recognized in the second quarter of 2005 was derived from renewal business, consistent with the prior year. We expect total revenue growth amounts in 2005 to exceed total revenue growth in 2004, although the percentage revenue growth rate may be lower in 2005 than in 2004 as a result of the increasing overall revenue base.

Cost of Revenue

Cost of revenue consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenue increased to $2.5 million in the second quarter of 2005, from $1.8 million in the second quarter of 2004. The increase was primarily due to the costs associated with additional personnel in our technical support and database groups, as well as allocated costs. We allocate the total costs for human resources, employee benefits, payroll taxes, information technology, facilities, fixed asset depreciation and legal costs to each of our functional areas based on salaries and headcount data. We expect cost of revenue to increase in the future as we support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue remained unchanged at 7% during the second quarters of 2005 and 2004. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

Gross margin increased to $33.5 million in the second quarter of 2005, from $24.9 million in the second quarter of 2004. The increase was due to increased revenue. As a percentage of revenue, gross margin remained unchanged at 93% in the second quarters of 2005 and 2004. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, advertising, promotions and travel as well as allocated costs. Selling and marketing expenses increased to $13.9 million in the second quarter of 2005, from $10.4 million in the second quarter of 2004. The increase in selling and marketing expenses of $3.5 million was primarily due to increased personnel costs and related travel and allocated costs as well as higher commission and co-op marketing expenses related to higher sales levels. We expect selling and marketing expenses to increase in absolute dollars in the future as more personnel are added to support our expanding selling and marketing efforts worldwide and as increased sales result in higher overall sales commission expenses.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, and allocated costs. Research and development expenses increased to $4.0 million in the second quarter of 2005, from $3.5 million in the second quarter of 2004. The increase of $500,000 in research and development expenses was primarily a result of increased personnel needed to support our expanding list of technology partners, the enhancements of Websense Enterprise and additional products, as well as allocated costs. We expect research and development expenses to increase in absolute dollars in future periods as a result of our continued enhancements of Websense Enterprise and additional products.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, administrative personnel, third party professional service fees and allocated costs. General and administrative expenses increased to $2.9 million in the second quarter of 2005, from $2.1 million in the second quarter of 2004. The $800,000 increase in general and administrative expenses was primarily a result of additional personnel needed to support our growing operations, allocated costs and an increase in professional accounting fees driven by compliance with the Sarbanes-Oxley Act of 2002. We expect general and administrative expenses to increase in absolute dollars in future periods, reflecting growth in operations, increasing expenses associated with being a public company and expansion of our international operations.  We may also incur increased general and administrative expense in connection with our announced search for a successor to our current Chairman and Chief Executive Officer, John Carrington, in his role as our Chief Executive Officer.

Other Income, Net

Net other income increased to $1.2 million in the second quarter of 2005, from $456,000 in the second quarter of 2004. The increase was due primarily to higher interest rates realized on our increased balances of cash, cash equivalents and marketable securities as of June 30, 2005 compared with June 30, 2004. The majority of our total cash and cash equivalents and marketable securities are tax-exempt. We expect that the majority of our cash and cash equivalents and marketable securities will continue to be held in tax-exempt investments during the foreseeable future.

Provision for Income Taxes

In the second quarter of 2005, United States and foreign income tax expense was $5.0 million, compared to $3.4 million for the second quarter of 2004. The annual effective income tax rate for the second quarter 2005 was 36%, compared to 37% for the second quarter of 2004. The effective tax rate for the second quarter 2005 was lower than the second quarter 2004 effective tax rate, primarily due to an increase in foreign earnings taxed at less than the United States federal income tax rate, an increase in tax exempt interest income and a decrease in our overall state tax rate. We expect an effective tax rate of approximately 36% for 2005.  Subsequent to 2005, our effective tax rate may change due to potential changes in the mix of income within various domestic and international tax jurisdictions, along with potential changes in tax rules and legislation.

Six months ended June 30, 2005 compared with the six months ended June 30, 2004

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Six Months Ended
	June 30, 2005	June 30, 2004
	(Unaudited)

Revenue	100%	100%

Cost of revenue	7	7

Gross margin	93	93

Operating expenses:
Selling and marketing	37	39
Research and development	12	14
General and administrative	8	8
Total operating expenses	57	61

Income from operations	36	32

Other income, net	3	2

Income before income taxes	39	34

Provision for income taxes	14	13

Net income	25%	21%

Revenue

Revenue increased to $70.2 million in the first six months of 2005, from $51.3 million in the first six months of 2004. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers. Approximately 65% of subscription revenue recognized in the first six months of 2005 was derived from renewal business, consistent with the prior year. We expect total revenue growth amounts in 2005 to exceed total revenue growth in 2004, although the percentage revenue growth rate may be lower in 2005 than in 2004 as a result of the increasing overall revenue base.

Cost of Revenue

Cost of revenue increased to $5.0 million in the first six months of 2005, from $3.5 million in the first six months of 2004. The increase was primarily due to the costs associated with additional personnel in our technical support and database groups as well as allocated costs. We allocate the total costs for human resources, employee benefits, payroll taxes, information technology, facilities, fixed asset depreciation and legal costs to each of our functional areas based on salaries and headcount data. We expect cost of revenue to increase in the future as we support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue remained unchanged at 7% during the first six months of 2005 and 2004. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

Gross margin increased to $65.2 million in the first six months of 2005, from $47.8 million in the first six months of 2004. The increase was due to increased revenue. As a percentage of revenue, gross margin remained unchanged at 93% in the first six months of 2005 and 2004. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

Selling and marketing. Selling and marketing expenses increased to $26.2 million in the first six months of 2005, from $19.9 million in the first six months of 2004. The increase in selling and marketing expenses of $6.3 million was primarily due to increased personnel costs and related travel and allocated costs as well as higher commission and co-op marketing expenses related to higher sales levels. We expect selling and marketing expenses to increase in absolute dollars in the future as more personnel are added to support our expanding selling and marketing efforts worldwide and as increased sales result in higher overall sales commission expenses.

Research and development. Research and development expenses increased to $8.0 million in the first six months of 2005, from $7.1 million in the first six months of 2004. The increase of $900,000 in research and development expenses was primarily a result of increased personnel needed to support our expanding list of technology partners, the enhancements of Websense Enterprise and additional products as well as allocated costs. We expect research and development expenses to increase in absolute dollars in future periods as a result of our continued enhancements of Websense Enterprise and additional products.

General and administrative. General and administrative expenses increased to $5.8 million in the first six months of 2005, from $4.4 million in the first six months of 2004. The $1.4 million increase in general and administrative expenses was primarily a result of additional personnel needed to support our growing operations, allocated costs and an increase in professional accounting fees driven by compliance with the Sarbanes-Oxley Act of 2002. We expect general and administrative expenses to increase in absolute dollars in future periods, reflecting growth in operations, increasing expenses associated with being a public company and expansion of our international operations.  We may also incur increased general and administrative expense in connection with our announced search for a successor to our current Chairman and Chief Executive Officer, John Carrington, in his role as our Chief Executive Officer.

Other Income, Net

Net other income increased to $2.2 million in the first six months of 2005, from $869,000 in the first six months of 2004. The increase was due primarily to higher interest rates realized on our increased balances of cash, cash equivalents and marketable securities as of June 30, 2005 compared with June 30, 2004. The majority of our total cash and cash equivalents and marketable securities are tax-exempt. We expect that the majority of our cash and cash equivalents and marketable securities will continue to be held in tax-exempt investments during the foreseeable future.

Provision for Income Taxes

In the first six months of 2005, United States and foreign income tax expense was $9.8 million, compared to $6.4 million for the first six months of 2004. The annual effective income tax rate for the first six months of 2005 was 36%, compared to 37% for the first six months of 2004. The effective tax rate for the first six months of 2005 was lower than the effective tax rate for the first six months of 2004 primarily due to an increase in foreign earnings taxed at less than the United States federal income tax rate, an increase in tax exempt interest income and a decrease in our overall state tax rate. We expect an effective tax rate of approximately 36% for 2005.  Subsequent to 2005, our effective tax rate may change due to potential changes in the mix of income within various domestic and international tax jurisdictions along with potential changes in tax rules and legislation.

Liquidity and Capital Resources

As of June 30, 2005, we had cash and cash equivalents of $33.2 million, investments in marketable securities of $253.1 million and retained earnings of $35.2 million. As of December 31, 2004, we had cash and cash equivalents of $38.9 million, investments in marketable securities of $204.9 million and retained earnings of $17.7 million.

Net cash provided by operating activities was $49.0 million in the first six months of 2005, compared with $26.1 million in the first six months of 2004. The $22.9 million increase in cash provided by operating activities in the first six months of 2005 was primarily due to an increase in our net income and a decrease in our accounts receivable balance. Our operating cash flow and revenue are significantly influenced by subscription renewals, and a decrease in subscription renewals would negatively impact our operating cash flow and revenue.

Net cash used in investing activities was $49.7 million in the first six months of 2005, compared with net cash used in investing activities of $33.0 million in the first six months of 2004. The $16.7 million increase of cash used in investing activities for the first six months of 2005 was primarily due to fewer maturities and sales of marketable securities to offset purchases of marketable securities.

Net cash used by financing activities was $5.0 million in the first six months of 2005, compared with net cash provided by financing activities of $5.9 million in the first six months of 2004. The $10.9 million decrease in net cash provided by financing activities in the first six months of 2005 was primarily due to the use of $17.3 million to repurchase 325,000 shares of our common stock.

We have operating lease and software license commitments of approximately $1.1 million during the remainder of 2005, $2.2 million in 2006, $2.0 million in 2007 and $0.3 million in 2008. A significant majority of our operating lease commitments are related to our corporate headquarters lease, which was most recently amended in July 2004 to add additional space for our corporate headquarters and to extend the lease through 2008. The lease provides for escalating rent payments from 2004 to 2008. The rent expense related to our corporate headquarters lease is recorded monthly on a straight-line basis in accordance with generally accepted accounting principles.

Future minimum annual payments under non-cancelable operating leases and software licenses at June 30, 2005 are as follows (in thousands):

	Operating Leases	Software Licenses	Total
2005	$923	$157	$1,080
2006	1,889	314	2,203
2007	1,937	79	2,016
2008	325	—	325
	$5,074	$550	$5,624

As of June 30, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of June 30, 2005, we had repurchased 1,331,000 shares of our common stock under this program, for an aggregate of $48.0 million at an average price of $36.06 per share.

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

We believe that our cash and cash equivalents balances and investments in marketable securities will be sufficient to satisfy our cash operating requirements for the foreseeable future. We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.

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

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2005. Changes in interest rates over time will, however, affect our interest income.

For the quarter ended June 30, 2005, the majority of our billings were denominated in our functional currency, which is the U.S. dollar. Beginning in the second quarter of 2005, we began billing certain international customers in Euros, however, we do not expect these billings to represent more than 10% of our total billings during 2005. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in the local currencies in which they do business.

We utilize foreign currency forward contracts to hedge foreign currency market exposures of underlying assets and liabilities. Our objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. We do not use foreign currency forward contracts for speculative or trading purposes. As of June 30, 2005, we had committed to six foreign currency forward contracts to purchase British Pounds for $4.2 million. Our British Pound commitment represents 2.3 million British Pounds at a weighted average forward rate of 1.8312. The fair value of these foreign currency forward contracts was $4.1 million at June 30, 2005. All of the foreign currency forward contracts will be settled before December 31, 2005.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that we are able to collect the information we are required to disclose in the reports we file under the Exchange Act, and to record, process, summarize and report this information within the time periods specified in the rules of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Internal Control Over Financial Reporting

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

Part II - Other Information

Item 1.           Legal Proceedings

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c)  Issuer Purchases of Equity Securities

Month	Number of shares purchased during month(1)	Average price paid per share	Cumulative number of shares purchased as part of publicly announced plan(2)	Maximum number of shares that may yet be purchased under the plan
April 2005	—	—	1,131,000	869,000
May 2005	185,000	$50.94	1,316,000	684,000
June 2005	15,000	$55.59	1,331,000	669,000
Total	200,000	$51.29	1,331,000	669,000

(1)   The purchases were made in open-market transactions.

(2)   On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock.

Item 3.           Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on Tuesday, June 7, 2005.  The following matters were voted upon at the meeting and were adopted by the margins indicated:

1.               The stockholders elected two Directors to hold office for a term expiring upon the 2008 Annual Meeting of Stockholders.

	Number of Shares
Name of Director Elected	For	Withheld

Mark S. St.Clare	22,822,954	94,070
Peter C. Waller	22,028,378	888,646

The following individuals are continuing directors with terms expiring upon the 2006 Annual Meeting of Stockholders:  Bruce T. Coleman and John F. Schaefer

The following individuals are continuing directors with terms expiring upon the 2007 Annual Meeting of Stockholders:  John B. Carrington and Gary E. Sutton.

2.               The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2005.

For	22,642,976
Against	264,133
Abstain	9,915

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Restated Bylaws.
4.1(1)	Specimen Stock Certificate of Websense, Inc.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended, (File No 333-95619) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: August 4, 2005	By:	/s/ JOHN B. CARRINGTON
John B. Carrington
Chairman of the Board and
Chief Executive Officer

Date: August 4, 2005	By:	/s/ DOUGLAS C. WRIDE
Douglas C. Wride
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Restated Bylaws.
4.1(1)	Specimen Stock Certificate of Websense, Inc.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended, (File No 333-95619) and incorporated herein by reference.