Form 10-Q
period 2005-09-30
WEBSENSE INC
filed 2005-11-08
CIK 1098277

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of October 31, 2005 was 23,799,276.

Websense, Inc.

Form 10-Q

For the Period Ended September 30, 2005

i

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets

(Unaudited and in thousands)

	September 30, 2005	December 31, 2004
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$31,741	$38,878
Marketable securities	255,575	204,910
Accounts receivable, net of allowance for doubtful accounts	30,989	44,309
Prepaid income taxes	1,700	3,201
Current portion of deferred income taxes	8,530	8,530
Other current assets	4,305	1,525
Total current assets	332,840	301,353

Property and equipment, net	4,475	3,955
Deferred income taxes, less current portion	9,523	9,523
Deposits and other assets	541	462
Total assets	$347,379	$315,293

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,305	$1,100
Accrued payroll and related benefits	7,059	7,163
Other accrued expenses	5,962	5,011
Income taxes payable	3,006	1,758
Current portion of deferred revenue	102,842	90,686
Total current liabilities	120,174	105,718

Deferred revenue, less current portion	49,647	41,631

Stockholders’ equity:
Common stock	243	235
Additional paid-in capital	174,388	150,447
Treasury stock	(41,855)	—
Retained earnings	45,338	17,681
Accumulated other comprehensive loss	(556)	(419)
Total stockholders’ equity	177,558	167,944
Total liabilities and stockholders’ equity	$347,379	$315,293

See accompanying notes.

Websense, Inc.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Revenue	$38,300	28,917	$108,508	$80,171

Cost of revenue	2,829	2,003	7,830	5,468

Gross margin	35,471	26,914	100,678	74,703

Operating expenses:
Selling and marketing	13,770	10,615	39,970	30,480
Research and development	4,091	3,576	12,122	10,677
General and administrative	3,145	2,045	8,954	6,397
Total operating expenses	21,006	16,236	61,046	47,554

Income from operations	14,465	10,678	39,632	27,149

Other income, net	1,535	598	3,690	1,467

Income before income taxes	16,000	11,276	43,322	28,616

Provision for income taxes	5,889	4,170	15,665	10,576

Net income	$10,111	$7,106	$27,657	$18,040

Net income per share:

Basic net income per share	$0.43	$0.31	$1.17	$0.79
Diluted net income per share	$0.41	$0.29	$1.12	$0.75
Weighted average shares – basic	23,663	23,250	23,723	22,967
Weighted average shares – diluted	24,452	24,228	24,647	23,960

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity

Balance at December 31, 2004	23,526	$235	$150,447	$—	$17,681	$(419)	$167,944
Issuance of common stock upon exercise of options	663	7	12,709	—	—	—	12,716
Issuance of common stock for purchase plan	109	1	1,646	—	—	—	1,647
Purchase of treasury stock	(829)	—	—	(41,855)	—	—	(41,855)
Tax benefit of stock options	—	—	9,586	—	—	—	9,586
Comprehensive income:
Net income	—	—	—	—	27,657	—	27,657
Net change in unrealized loss on fair market valuation of marketable securities	—	—	—	—	—	(53)	(53)
Net change in unrealized loss on fair market valuation of foreign currency forward contracts	—	—	—	—	—	(84)	(84)
Comprehensive income							27,520
Balance at September 30, 2005	23,469	$243	$174,388	$(41,855)	$45,338	$(556)	$177,558

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Operating activities:
Net income	$27,657	$18,040

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,924	1,673
Deferred revenue	20,172	18,226
Unrealized loss on foreign exchange contracts	(84)	(60)
Tax benefit from exercise of stock options	9,586	8,780
Changes in operating assets and liabilities:
Accounts receivable	13,320	352
Prepaid income taxes	1,501	(1,352)
Other current assets	(2,780)	(488)
Deposits and other assets	(79)	(39)
Accounts payable	205	220
Accrued payroll and related benefits	(104)	232
Other accrued expenses	951	1,424
Income taxes payable	1,248	(397)
Net cash provided by operating activities	73,517	46,611

Investing activities:
Purchases of property and equipment	(2,444)	(2,331)
Purchases of marketable securities	(299,074)	(226,046)
Maturities of marketable securities	247,314	179,340
Sales of marketable securities	1,042	1,193
Net cash used in investing activities	(53,162)	(47,844)

Financing activities:
Proceeds from exercise of stock options and warrants	12,716	15,359
Proceeds from issuance of common stock for stock purchase plan	1,647	1,251
Purchases of treasury stock	(41,855)	(17,558)
Net cash used in financing activities	(27,492)	(948)

Decrease in cash and cash equivalents	(7,137)	(2,181)

Cash and cash equivalents at beginning of period	38,878	35,324

Cash and cash equivalents at end of period	$31,741	$33,143

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in Websense, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2005.  The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.  Net Income Per Share

Websense computes net income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS) (SFAS No. 128). Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares for all periods presented consist of dilutive stock options.

Dilutive securities include stock options, warrants, preferred stock on an as if converted to common stock basis and restricted stock subject to vesting. During the quarters ended September 30, 2005 and 2004, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options totaled 789,000 and 978,000 shares, respectively. Potentially dilutive securities totaling 628,000 and 268,000 shares for the quarters ended September 30, 2005 and 2004, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect as a result of stock options which have exercise prices greater than the average market price of the common shares.

During the first nine months of 2005 and 2004, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options and warrants totaled 924,000 and 993,000 shares, respectively. Potentially dilutive securities totaling 152,000 and 104,000 shares for the first nine months of 2005 and 2004, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect as a result of stock options which have exercise prices greater than the average market price of the common shares.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
September 30, 2005:
Basic EPS	$10,111	23,663	$0.43
Effect of options	—	789	(0.02)
Diluted EPS	$10,111	24,452	$0.41

September 30, 2004:
Basic EPS	$7,106	23,250	$0.31
Effect of options	—	978	(0.02)
Diluted EPS	$7,106	24,228	$0.29

For the Nine Months Ended:
September 30, 2005:
Basic EPS	$27,657	23,723	$1.17
Effect of options	—	924	(0.05)
Diluted EPS	$27,657	24,647	$1.12

September 30, 2004:
Basic EPS	$18,040	22,967	$0.79
Effect of options	—	993	(0.04)
Diluted EPS	$18,040	23,960	$0.75

3. Comprehensive Income

The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net income	$10,111	$7,106	$27,657	$18,040
Change in unrealized gain (loss) on fair market valuation of marketable securities	(16)	88	(53)	(257)
Change in unrealized gain (loss) on fair market valuation of foreign currency forward contracts	34	104	(84)	(60)

Comprehensive income	$10,129	$7,298	$27,520	$17,723

Accumulated other comprehensive loss totaled $556,000 and $419,000 at September 30, 2005 and December 31, 2004, respectively.

4.  Stock-Based Compensation

Pro forma information regarding net income is required by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS No. 148), and has been determined as if the Company has accounted for its employee stock options and employee stock purchase plan under the fair value method of SFAS No. 123, as amended by SFAS No. 148. The pro forma effects of stock-based compensation on net income and net income per share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions since the Company’s initial public offering in March of 2000: risk free interest rates of 1.04% to 6.0%, dividend yields of 0%, expected volatility of 38% to 132%, and a life of 5 years for employee stock options and 6 months to 2 years for the employee stock purchase plan.

The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income as reported	$10,111	$7,106	$27,657	$18,040
Compensation expense under SFAS No. 123, net of tax (1)	(2,802)	(2,410)	(7,874)	(7,083)
Pro forma net income	$7,309	$4,696	$19,783	$10,957

Basic net income per share as reported	$0.43	$0.31	$1.17	$0.79
Pro forma basic net income per share	$0.31	$0.20	$0.83	$0.48

Diluted net income per share as reported	$0.41	$0.29	$1.12	$0.75
Pro forma diluted net income per share	$0.30	$0.19	$0.80	$0.46

(1)          The Company had an effective tax rate of 37% in the three months ended September 30, 2005 and 2004.  The Company had an effective tax rate of 36% and 37% in the nine months ended September 30, 2005 and 2004, respectively.

For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options vesting period.  The effect of applying SFAS No. 123, as amended by SFAS No. 148, for purposes of providing pro forma disclosures may not be representative of the effects on the Company’s operating results in future years.

5. Foreign Currency Cash Flow Hedges

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended, established accounting and reporting standards requiring recognition of all derivatives as assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivative instruments will be recorded to earnings or other comprehensive income depending on the use of the derivative instrument and whether it qualifies for hedge accounting.  The Company uses derivatives to manage foreign currency risk and not for speculative or trading purposes.  The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates.

During 2005, the Company continues to utilize foreign currency forward contracts. All such contracts entered into were designated as cash flow hedges and were considered effective as of September 30, 2005, as defined by SFAS No. 133, as amended.  None of the contracts were terminated prior to settlement. Net realized losses related to these contracts settled during the periods presented are included in other income, net in the accompanying consolidated income statements and amounted to $43,000 and $56,000 in the three months ended September 30, 2005 and 2004, respectively. Net realized losses amounted to $114,000 and $191,000 in the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, the Company had committed to three foreign currency forward contracts to purchase British Pounds for $2.1 million.  The fair value of these contracts was $2.0 million at September 30, 2005 and all of these contracts will be settled before December 31, 2005. Realized gains or losses related to the settlements, if any, will be recorded in other income, net at the time of settlement.

6. Tax Matters

From time to time, the Company is audited by various state, federal, and international authorities relating to tax matters.  The Company fully cooperates with all audits, but defends its positions vigorously.  The Company’s audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and appeals process.  Adjustments, if any, are appropriately recorded in the Company’s financial statements in the period determined.

7. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which will be effective in the Company’s first quarter of fiscal 2006.   As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with APB 25 and, as such, generally recognizes no compensation cost for employee stock option grants or the discounts the Company provides under its employee stock purchase plans.  Accordingly, the adoption of the SFAS No. 123R fair value method will significantly increase the Company’s recognized employee compensation expense, thereby reducing net income and earnings per share.  The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in Note 4 above, “Stock-Based Compensation.”  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance.  This requirement will reduce the Company’s net operating cash flows and increase net financing cash flows in periods after adoption.  The Company cannot estimate what those amounts will be in the future, however, the amount of operating cash flows recognized in the first nine months of 2005 and 2004 for such tax deductions were $9.6 million and $8.8 million, respectively.

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

Overview

We provide employee internet management (EIM) software products that enable organizations to analyze, report and manage how their employees use computing resources, including internet access, instant messaging (IM), peer-to-peer file sharing, network bandwidth and desktop applications.  Our primary product offering is the Websense Enterprise® software application, our central policy engine and management console.  Websense Enterprise gives organizations the ability to enhance security, improve employee productivity, conserve network bandwidth and mitigate potential legal liability by identifying potential risks and rapidly configuring and implementing policies to manage their employees’ internet access and use of software applications. In 1996, we released our first software product, Websense Internet Screening System. Since that time, we have focused our business on developing and selling EIM solutions. Websense Enterprise and Websense Enterprise – Corporate Edition now serve as platforms for related Websense add-on modules, such as the Premium Groups™, Real Time Security Updates™, Bandwidth Optimizer™, Instant Messaging (IM) Attachment Manager™, Client Policy Manager™ and Remote Filtering. We have also created suites of some of our products to address specific customer needs, such as the Websense Web Security Suite™ and Websense Web Security Suite – Lockdown Edition™.  We currently derive all of our revenue from subscriptions to the Websense Enterprise solutions (including add-on modules), and expect this trend to continue in the future as more offerings are added to the Websense Enterprise platforms.  In October 2005, we announced that we signed an agreement with Nortel Networks to develop a web content filtering solution to protect GSM/UMTS mobile handsets from receiving and accessing unwanted content.

During the nine months ended September 30, 2005, we derived 33% of revenue from international sales, compared with 32% for the nine months ended September 30, 2004, with the United Kingdom comprising approximately 9% of our total revenue in both periods. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

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

Revenue Recognition. When a purchase decision is made for Websense Enterprise, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. Other services such as upgrades/enhancements and standard post-contract technical support services are sold together with Websense Enterprise and provided throughout the subscription term. We recognize revenue on a monthly straight-line basis, commencing with the month the subscription begins, over the term of the subscription agreement, provided collectibility is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver access codes to users and then promptly invoice customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers who wish to re-subscribe typically must do so at then current rates to continue using Websense Enterprise. Our revenue is significantly influenced by new and renewal subscriptions, and a decrease in subscription amounts could negatively impact our future revenue.

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

Income Tax Provision and Tax Contingency Reserve. Significant judgment is required in determining our consolidated income tax provision and evaluating our U.S. and foreign tax positions. It is our policy to maintain tax contingency reserves for tax audit issues that are likely to occur and can reasonably be estimated. Factors that impact our income tax provision include the actual versus forecasted mix of U.S. and international income, transfer pricing changes, earnings on tax-exempt investments, availability of credits, foreign tax withholding and changes in our income tax contingent reserves.  We review the reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues or rendering of court decisions affecting a particular tax issue. Tax reserve contingencies and changes to the reserves are evaluated and recorded in our tax provision in the period in which the above noted events occur.

Results of Operations

Three months ended September 30, 2005 compared with the three months ended September 30, 2004

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	September 30, 2005	September 30, 2004
	(Unaudited)

Revenue	100%	100%

Cost of revenue	7	7

Gross margin	93	93

Operating expenses:
Selling and marketing	36	37
Research and development	11	12
General and administrative	8	7
Total operating expenses	55	56

Income from operations	38	37

Other income, net	4	2

Income before income taxes	42	39

Provision for income taxes	16	14

Net income	26%	25%

Revenue

Revenue increased to $38.3 million in the third quarter of 2005, from $28.9 million in the third quarter of 2004. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers. Approximately 65% of subscription revenue recognized in the third quarters of 2005 and 2004 was derived from renewal business.  We expect total revenue growth amounts in 2005 to exceed total revenue growth in 2004, although the percentage revenue growth rate may be lower in 2005 than in 2004 as a result of the increasing overall revenue base.

Cost of Revenue

Cost of revenue consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenue increased to $2.8 million in the third quarter of 2005, from $2.0 in the third quarter of 2004. The increase was primarily due to the costs associated with additional personnel in our technical support and database groups, as well as allocated costs. We allocate the total costs for human resources, employee benefits, payroll taxes, information technology, facilities, fixed asset depreciation and legal costs to each of our functional areas based on salaries and headcount data. We expect cost of revenue to increase in the future as we support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue remained unchanged at 7% during the third quarters of 2005 and 2004. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

Gross margin increased to $35.5 million in the third quarter of 2005, from $26.9 million in the third quarter of 2004. The increase was due to increased revenue. As a percentage of revenue, gross margin remained unchanged at 93% in the third quarters of 2005 and 2004. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, advertising, promotions and travel as well as allocated costs. Selling and marketing expenses increased to $13.8 million in the third quarter of 2005, from $10.6 million in the third quarter of 2004. The increase in selling and marketing expenses of $3.2 million was primarily due to increased personnel costs and related travel and allocated costs as well as higher commission and co-op marketing expenses related to higher sales levels. We expect selling and marketing expenses to increase in absolute dollars in the future as more personnel are added to support our expanding selling and marketing efforts worldwide and as increased sales result in higher overall sales commission expenses.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers, and allocated costs. Research and development expenses increased to $4.1 million in the third quarter of 2005, from $3.6 million in the third quarter of 2004. The increase of $0.5 million in research and development expenses was primarily a result of increased personnel needed to support our expanding list of technology partners, the enhancements of Websense Enterprise and additional products, as well as allocated costs. We expect research and development expenses to increase in absolute dollars in future periods as a result of our continued enhancements of Websense Enterprise and additional products.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, administrative personnel, third party professional service fees, and allocated costs. General and administrative expenses increased to $3.1 million in the third quarter of 2005, from $2.0 million in the third quarter of 2004. The $1.1 million increase in general and administrative expenses was primarily a result of additional personnel needed to support our growing operations, allocated costs, an increase in professional accounting fees driven by compliance with the Sarbanes-Oxley Act of 2002 and executive recruitment fees for a successor to our Chairman, Chief

Executive Officer and President, John Carrington, in his roles as our Chief Executive Officer and President. We expect general and administrative expenses to increase in absolute dollars in future periods, reflecting growth in operations, increasing expenses associated with being a public company and expansion of our international operations.  We have incurred, as discussed above, and will continue to incur increased general and administrative expenses in connection with our announced search for a successor to our current Chief Executive Officer and President.

Other Income, Net

Net other income increased to $1.5 million in the third quarter of 2005, from $0.6 million in the third quarter of 2004. The increase was due primarily to higher interest rates realized on our increased balances of cash, cash equivalents and marketable securities as of September 30, 2005 compared with September 30, 2004. The majority of our investments of cash and cash equivalents and marketable securities are tax-exempt. We expect that the majority of our cash and cash equivalents and marketable securities will continue to be held in tax-exempt investments during the foreseeable future.

Provision for Income Taxes

In the third quarter of 2005, United States and foreign income tax expense was $5.9 million, compared to $4.2 million for the third quarter of 2004. The annual effective income tax rate for the third quarter 2005 was 37%, the same as the third quarter of 2004. We expect an effective tax rate of approximately 36% for the full fiscal year 2005.  Subsequent to 2005, our effective tax rate may change due to potential changes in the mix of income within various domestic and international tax jurisdictions, along with potential changes in tax rules and legislation.

Nine Months Ended September 30, 2005 compared with the Nine Months Ended September 30, 2004

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(Unaudited)

Revenue	100%	100%

Cost of revenue	7	7

Gross margin	93	93

Operating expenses:
Selling and marketing	37	38
Research and development	11	13
General and administrative	8	8
Total operating expenses	56	59

Income from operations	37	34

Other income, net	3	2

Income before income taxes	40	36

Provision for income taxes	14	13

Net income	26%	23%

Revenue

Revenue increased to $108.5 million in the first nine months of 2005, from $80.2 million in the first nine months of 2004. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers. Approximately 65% of subscription revenue recognized in the first nine months of 2005 and 2004 was derived from renewal business.

Cost of Revenue

Cost of revenue increased to $7.8 million in the first nine months of 2005, from $5.5 million in the first nine months of 2004. The increase was primarily due to the costs associated with additional personnel in our technical support and database groups as well as allocated costs. We allocate the total costs for human resources, employee benefits, payroll taxes, information technology, facilities, fixed asset depreciation and legal costs to each of our functional areas based on salaries and headcount data. We expect cost of revenue to increase in the future as we support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue remained unchanged at 7% during the first nine months of 2005 and 2004.

Gross Margin

Gross margin increased to $100.7 million in the first nine months of 2005, from $74.7 million in the first nine months of 2004. The increase was due to increased revenue. As a percentage of revenue, gross margin remained unchanged at 93% in the first nine months of 2005 and 2004.

Operating Expenses

Selling and marketing. Selling and marketing expenses increased to $40.0 million in the first nine months of 2005, from $30.5 million in the first nine months of 2004. The increase in selling and marketing expenses of $9.5 million was primarily due to increased personnel costs and related travel and allocated costs as well as higher commission and co-op marketing expenses related to higher sales levels.

Research and development. Research and development expenses increased to $12.1 million in the first nine months of 2005, from $10.7 million in the first nine months of 2004. The increase of $1.4 million in research and development expenses was primarily a result of increased personnel needed to support our expanding list of technology partners, the enhancements of Websense Enterprise and additional products as well as allocated costs.

General and administrative. General and administrative expenses increased to $9.0 million in the first nine months of 2005, from $6.4 million in the first nine months of 2004. The $2.6 million increase in general and administrative expenses was primarily a result of additional personnel needed to support our growing operations, allocated costs, an increase in professional accounting fees driven by compliance with the Sarbanes-Oxley Act of 2002 and executive recruitment fees for a successor to our Chairman, Chief Executive Officer and President, John Carrington, in his roles as our Chief Executive Officer and President.

Other Income, Net

Net other income increased to $3.7 million in the first nine months of 2005, from $1.5 million in the first nine months of 2004. The increase was due primarily to higher interest rates realized on our increased balances of cash, cash equivalents and marketable securities as of September 30, 2005 compared with September 30, 2004. The majority of our investments of cash and cash equivalents and marketable securities are tax-exempt.

Provision for Income Taxes

In the first nine months of 2005, United States and foreign income tax expense was $15.7 million, compared to $10.6 million for the first nine months of 2004. The annual effective income tax rate for the first nine months of 2005 was 36%, compared to 37% for the first nine months of 2004. The effective tax rate for the first nine months of 2005 was lower than the effective tax rate for the first nine months of 2004 primarily due to an increase in foreign earnings taxed at less than the United States federal income tax rate, an increase in tax exempt interest income and a decrease in our overall state tax rate. We expect an effective tax rate of approximately 36% for 2005.

Liquidity and Capital Resources

As of September 30, 2005, we had cash and cash equivalents of $31.7 million, investments in marketable securities of $255.6 million and retained earnings of $45.3 million. As of December 31, 2004, we had cash and cash equivalents of $38.9 million, investments in marketable securities of $204.9 million and retained earnings of $17.7 million.

Net cash provided by operating activities was $73.5 million in the first nine months of 2005, compared with $46.6 million in the first nine months of 2004. The $26.9 million increase in cash provided by operating activities in the first nine months of 2005 was primarily due to an increase in our net income and a decrease in our accounts receivable balance. Our operating cash flow is significantly influenced by subscription renewals and accounts receivable collections, and a decrease in subscription renewals or accounts receivable collections would negatively impact our operating cash flow.

Net cash used in investing activities was $53.2 million in the first nine months of 2005, compared with net cash used in investing activities of $47.8 million in the first nine months of 2004. The $5.4 million increase of cash used in investing activities for the first nine months of 2005 was primarily due to fewer maturities and sales of marketable securities to offset purchases of marketable securities.

Net cash used by financing activities was $27.5 million in the first nine months of 2005, compared with net cash used by financing activities of $0.9 million in the first nine months of 2004. The $26.6 million increase in net cash used by financing activities in the first nine months of 2005 was primarily due to share repurchases of $41.9 million and 829,000 shares of our common stock in the first nine months of 2005, compared with $17.6 million and 502,000 shares in the first nine months of 2004.

We have operating lease and software license commitments of approximately $0.5 million during the remainder of 2005, $2.2 million in 2006, $2.0 million in 2007 and $0.3 million in 2008. A majority of our operating lease commitments are related to our corporate headquarters lease, which was most recently amended in July 2004 to add additional space for our corporate headquarters and to extend the lease into 2008. The lease provides for escalating rent payments from 2004 to 2008. The rent expense related to our corporate headquarters lease is recorded monthly on a straight-line basis in accordance with generally accepted accounting principles.

Future minimum annual payments under non-cancelable operating leases and software licenses at September 30, 2005 are as follows (in thousands):

	Operating Leases	Software Licenses	Total
2005	$465	$79	$544
2006	1,889	314	2,203
2007	1,937	79	2,016
2008	325	—	325
	$4,616	$472	$5,088

As of September 30, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock.  On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 2 million shares, for a total program size of up to 4 million shares. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of September 30, 2005, we had repurchased 1,835,030 shares of our common stock under this program, for an aggregate of $72.5 million at an average price of $39.52 per share.

As of December 31, 2004, we retired all 1,006,000 shares of our common stock that had been repurchased prior to that date.  In accordance with APB 6, Status of Accounting Research Bulletins, the treasury stock retirement was effected by reducing the following on our Consolidated Balance Sheets:  treasury stock by $30.7 million, common stock by $0.1 million, additional paid-in capital by $6.4 million and retained earnings by $24.2 million. There was no effect to our overall equity position as a result of the retirement.  We do not expect to retire shares of our common stock that we repurchased during 2005 in the foreseeable future.

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

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2005. Changes in interest rates over time will, however, affect our interest income.

For the quarter ended September 30, 2005, the majority of our billings were denominated in our functional currency, which is the U.S. dollar. Beginning in the second quarter of 2005, we began billing certain international customers in Euros, however, we do not expect these billings to represent more than 10% of our total billings during 2005. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in the local currencies in which they do business.

We utilize foreign currency forward contracts to hedge foreign currency market exposures of underlying assets and liabilities. Our objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. We do not use foreign currency forward contracts for speculative or trading purposes. As of September 30, 2005, we had committed to three foreign currency forward contracts to purchase British Pounds for $2.1 million. Our British Pound commitment represents 1.2 million British Pounds at a weighted average forward rate of 1.8285. The fair value of these foreign currency forward contracts was $2.0 million at September 30, 2005. All of the foreign currency forward contracts outstanding at September 30, 2005 will be settled before December 31, 2005.

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

Changes In Internal Control Over Financial Reporting

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

Part II - Other Information

Item 1.           Legal Proceedings

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c)  Issuer Purchases of Equity Securities

Month	Number of shares purchased during month(1)	Average price paid per share	Cumulative number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan(2)
July 2005	—	—	1,331,000	669,000
August 2005	504,030	$48.65	1,835,030	2,164,970
September 2005	—	—	1,835,030	2,164,970
Total	504,030	$48.65	1,835,030	2,164,970

1.               The purchases were made in open-market transactions.

2.               On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock. On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 2 million shares of our common stock, for a total program size of up to 4 million shares of our common stock.

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

WEBSENSE, INC.

Date: November 8, 2005	By:	/s/ JOHN B. CARRINGTON
John B. Carrington
Chairman of the Board and
Chief Executive Officer

Date: November 8, 2005	By:	/s/ DOUGLAS C. WRIDE
Douglas C. Wride
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Restated Bylaws.

4.1(1)	Specimen Stock Certificate of Websense, Inc.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended, (File No 333-95619) and incorporated herein by reference.