Form 10-K
period 2005-12-31
WEBSENSE INC
filed 2006-03-03
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1) Yes ☒  No ☐   (2) Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (each as defined in Exchange Act Rule 12(b)-2):   Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act):   Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2005 was approximately $1,035 million (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq National Market for that date). Shares of Common Stock held by each officer, director and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 15, 2006 was 24,010,998.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 6, 2006 are incorporated by reference into Part III.

Certain exhibits filed with the registrant’s prior registration statement, form 10-K and forms 10-Q are incorporated herein by reference into Part IV of this Report.

Websense, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2005

PART I

Forward-Looking Statements

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

•       new channels of distribution;

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

You should carefully review and consider the various disclosures in this report regarding factors that could cause actual results to differ materially from anticipated results, including those factors under the caption “Risk Factors” under Item 1A below, and elsewhere in this report.

Item 1.                        Business

Overview

We provide employee internet management (EIM) and web security software products that enable organizations to reduce the risks associated with web-based malicious attacks, spyware, and phishing, as well as analyze, report and manage how their employees use computing resources. At the foundation of our product offering is the Websense Enterprise® software application, which serves as a central policy engine and management and reporting console and enables the extended functionality of our add-on products. Websense Enterprise gives organizations the ability to enhance network security, improve employee productivity, mitigate potential legal liability and conserve network bandwidth by allowing organizations to identify potential risk areas and implement web access and application usage policies that reduce these risks. Over the past 10 years, our products have evolved from software that prevents employees from downloading unacceptable internet content (such as adult materials), to products that prevent employee access to the most undesirable and dangerous elements on the internet—websites that contain or will download viruses, spyware, keyloggers, phishing exploits and an ever-increasing variety of malicious code.

In 1996, we released our first software product, Websense Internet Screening System. Since that time, we have focused on developing and selling EIM and web security solutions. Websense Enterprise and Websense Enterprise—Corporate Edition™ are our core web filtering solutions and serve as management platforms for related Websense add-on modules, such as our Premium Groups™, Real Time Security

Updates™, Bandwidth Optimizer™, Instant Messaging (IM) Attachment Manager™, Client Policy Manager™ and Remote Filtering. We have also created suites of some of our products to address specific customer needs, such as the Websense Web Security Suite™ and Websense Web Security Suite—Lockdown Edition™.

Our Security Premium Group™, for example, leverages our longstanding ability to identify,   categorize, and restrict employee access to undesirable websites by further preventing employees from accessing websites that contain spyware, worms and other mobile malicious code, even though they otherwise may be appropriate business websites. By preventing access to these sites, we expanded our traditional employee internet management tools to offer proactive protection against web-based threats. With the recent launch of our Remote Filtering product in October 2005, we broadened our product line to protect mobile workers with the same EIM and security features employees receive within the office.

In October 2005, we announced an agreement with Nortel Networks to develop a web content filtering solution to protect GSM/UMTS mobile handsets from receiving and accessing unwanted content. Our solution will be embedded in certain Nortel Networks’ switches that are installed by wireless carriers. The wireless carriers will determine whether our solution is offered to wireless customers. To date, our product has not been commercially launched through this channel. We expect the product to be generally available from Nortel Networks in mid-2006.

Our software applications operate in conjunction with our proprietary databases of:

•       website universal resource locators (URLs), including sites containing spyware, viruses and other malware;

•       software applications and executable files, including commonly-used productivity applications, games, hacking tools and viruses; and

•       commonly used network and internet protocols, such as http, instant messaging protocols and peer-to-peer protocols.

Recently, our research efforts expanded through our Websense Security Labs™ to include the identification and classification of malicious code, malware, spyware and adware located on internet sites. Our newest line of products that provide blocking and containment of spyware and malware attacks from employee desktops and laptop computers, Client Policy Manager and the Lockdown Edition of our Web Security Suite, depend upon these continual research efforts of Websense Security Labs.

Our products operate at four primary points of policy enforcement:  the internet gateway, the network, the employee desktop and the mobile device, such as a wireless enabled laptop computer. Our databases are updated each business day using a proprietary process of automated content assessment and classification, with manual verification. Subscribers to our Real Time Security Updates product receive updates of the security risk categories of the URL and application databases in real time as new malicious or high-risk URLs and executable files are identified and categorized by our Websense Security Labs.

The Websense URL database is currently organized into more than 90 categories and encompasses more than 15 million websites. The software application database has classified over 1.4 million software applications and executable files in more than 50 categories. We also maintain a database of commonly used internet protocols.

Websense Enterprise and the add-on modules are easy to deploy and use. They integrate with a wide range of network access platforms, including market-leading firewalls, caching appliances, proxy-servers, switches, routers and other network appliances, and can scale with our customers’ needs to serve a virtually unlimited number of users across multiple locations.

We currently derive all of our revenue from subscriptions to the Websense Enterprise-based solutions and expect this to continue in the future as more offerings are added to the Websense Enterprise platforms. We operate in one industry segment, as defined by generally accepted accounting principles.

Our business commenced operations in 1994 as NetPartners Internet Solutions, a reseller of computer security products. In 1999, we changed our name to Websense, Inc. to reflect the shift in our business focus to a developer of web filtering solutions. Our principal offices are located at 10240 Sorrento Valley Road, San Diego, CA  92121.

Industry Background

As part of their overall business strategies, many organizations use the internet to enable critical business applications that are accessed over their corporate networks. Many employees also use their organization’s computing resources for recreational “web surfing,” peer-to-peer file sharing, downloading of high-bandwidth content, instant messaging and other personal matters. However, unmanaged use of organizational computing and network resources, including internet access, can result in increased risk and cost to the organization, including increased security risks, lost employee productivity, increased network bandwidth consumption, and potential legal liability. In recent years, the same activities that made employees efficient and productive—doing research over the Internet, sharing files and sending instant messages and emails to customers and co-workers—have also made IT infrastructures vulnerable to mobile malicious code, spyware, viruses, Trojan horses and phishing and pharming exploits.

Traditionally, organizations have attempted to mitigate the legal liability, productivity and bandwidth waste risks through written policies governing acceptable employee use of computing resources, and they have sought to protect against external security risks with a combination of firewalls, intrusion detection/prevention software and anti-virus software. With the growth in spyware, key logging applications, and phishing sites, combined with the rapid increase in employee use of instant messaging and peer-to-peer file sharing and the proliferation of blended attacks on computing networks, organizations are finding  that  existing security measures leave significant time and technology gaps in their protection. Written internet access and software application usage policies are easily ignored, difficult to enforce and do not proactively curtail undesirable internet and software application usage. Firewalls can provide protection against external threats such as hacking, but do little to prevent employees from hacking into their own organization’s data from inside the corporate firewall. Anti-virus software provides protection from e-mail borne viruses, but does not prevent the possible theft or corruption of corporate data by spyware, and offers only limited protection against viruses that proliferate via peer-to-peer networks and instant messaging. Existing anti-virus and anti-spyware software also requires time to identify and reverse engineer the virus or spyware application before it can be remediated and removed from infected systems.

Given the necessity of corporate internet access and the continuing adoption of the web as a mass communication, entertainment, information and commerce medium, we believe there is a significant opportunity for employee internet management and web security solutions that effectively address the needs of organizations to protect themselves from web-based threats and manage employee usage of the computing environment, including internet access and desktop application use. Additionally, although the web and e-mail are the primary drivers of internet traffic today, the rapid emergence of internet-enabled applications creates the need for software that applies management policies to file types, applications, and protocols, as well as web pages, at multiple points on the information technology infrastructure. Software tools are needed to implement policy-based bandwidth management and regulation of applications such as instant messaging, peer-to-peer file exchange tools, interactive games and desktop software applications. These solutions must also be adaptable enough to manage new applications and technologies as they are developed.

Our Products and Services

Websense Enterprise.   Websense Enterprise is the foundation of our software offerings and includes our proprietary central policy engine, central management console and multiple reporting options. Websense Enterprise gives business managers the ability to implement customized internet access and use policies for different users and groups within the business, and supports an organization’s efforts to enhance network security, improve employee productivity, mitigate potential legal liability, and conserve network bandwidth. Websense Enterprise and its available add-on modules allow organizations to manage employees’ use of corporate computing resources by filtering access to websites, applications, protocols and bandwidth based on management-defined policies.

We sell subscriptions to Websense Enterprise based on the number of users to be managed. Websense Enterprise—Corporate Edition offers the same functionality as Websense Enterprise with additional administrative features relevant to large or distributed enterprises. Websense Enterprise and Websense Enterprise—Corporate Edition serve as management platforms for related Websense add-on modules, such as our Premium Groups, Real Time Security Updates, Bandwidth Optimizer, Instant Messaging (IM) Attachment Manager, Client Policy Manager and Remote Filtering. Our Websense Web Security Suites include Websense Enterprise and a select group of add-on products and services for a single price to address specific customer needs, such as the need for enhanced network security. Revenues from sales of subscriptions to Websense Enterprise and related add-on products accounted for all of our revenues in 2005, 2004 and 2003.

Deployment Options.   Websense Enterprise integrates with an organization’s network server, proxy server, switch, router or firewall and is designed to work in networks of virtually any size and configuration. We currently offer three deployment options:

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

Web Filtering.   Websense Enterprise enables employers to proactively analyze, report and manage employee access to websites based on the content of the requested website. Our software application provides patented flexibility for managers when customizing, implementing and modifying internet access policies for various groups, user types and individuals. A graphical interface enables business managers to define the categories of websites to which access will be managed. The filtering software examines each internet access request, determines the category of the requested website and applies the policies that have been defined by the company. Some examples of management options include:

•       Allow: The request is allowed to proceed, because the organization has chosen not to restrict access to the category applicable to the website.

•       Block: The requested website is in a category that is not allowed to be accessed according to the policy in effect.

•       Time-based Quotas: Users are allowed a specified amount of personal surfing time within categories that are determined by the administrator. Once the user reaches his or her quota time, he or she is no longer able to access sites in those categories.

•       Continue with Exception Report: The user is reminded about the organization’s internet usage policy, but can choose to access the requested website.

•       Time of Day:  Filtering options can be managed by time of day. For example, access to shopping sites could be blocked during business hours and permitted at all other times.

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

Add-On Modules.   There are three primary types of add-on products that extend and enhance the policy enforcement capabilities of Websense Enterprise:  additional database categories; products that extend the management capabilities of Websense Enterprise at the gateway and on the network; and products that enforce policies at the desktop and on mobile devices, such as laptop computers. These add-on products rely on the application framework of the Websense Enterprise platform and our proprietary databases of software applications and protocols. We plan to continue to develop and market new products and services based on our Websense Enterprise platform and our proprietary search and categorization technologies.  For example, in October 2005, we introduced Remote Filtering to extend the web filtering features of Websense Enterprise to laptop computers and other mobile devices when they are disconnected from the corporate network.

The three Premium Group add-on products include specialized database categories that augment the categories included with Websense Enterprise and provide additional policy enforcement options at the internet gateway.

•       Security Premium Group.™ The Security Premium Group allows management of access to sites associated with spyware, phishing, and malicious mobile code.

•       Bandwidth Premium Group.™ The Bandwidth Premium Group allows management of access to bandwidth intensive sites, including streaming media, internet radio and television, personal network storage/backup, internet telephony, and peer-to-peer file sharing.

•       Productivity Premium Group.™ The Productivity Premium Group allows management of access to advertisements, message boards, freeware/software downloads, online brokerage & trading, instant messaging, and pay-to-surf sites.

Add-on products that extend the management capabilities of Websense Enterprise at the gateway and on the network include:

•       Bandwidth Optimizer. The Bandwidth Optimizer module allows customers to dynamically manage network usage by prioritizing business and non-business related traffic flows and disabling non-business related traffic when available network bandwidth drops below pre-determined levels. Our customers can apply management policies based on content category, protocols, user group, individual, or network segment. Bandwidth Optimizer relies on the central policy engine in the Websense Enterprise platform, a network agent that monitors network traffic and a database of protocols, file types and content categories to automatically monitor network bandwidth levels and dynamically allow or deny network application requests.

•       Instant Messaging (IM) Attachment Manager. The IM Attachment Manager module enhances the built-in management capabilities of Websense Enterprise by allowing organizations to control the transmission and receipt of files via IM clients. The IM Attachment Manager module allows customers to apply policies to file attachments over the most popular IM applications, define custom file attachment policies by user, by group, or by workstation, using popular management options such as warn/continue screens, and provide real-time and historical views of employee use of IM file attachments. Used in conjunction with Bandwidth Optimizer, the IM Attachment Manager can manage the transmission of attachments by bandwidth availability.

Our desktop policy management add-on products are:

•       Client Policy Manager. The Client Policy Manager (CPM) product allows our customers to implement management policies, such as block, allow or defer, for usage of software applications and other executables on desktop computers, by application type, by user type, or by individual user. CPM can be used to inventory desktop software, provide a categorized view of applications in the desktop environment, and identify potential security threats from hacking and spyware applications. It can also be used to create lists of allowable applications and block the launch of others, enhancing security by preventing the launch of certain categories of executables such as hacking tools or spyware.

CPM utilizes the application framework of Websense Enterprise and references our Client Policy Manager database of over 1.4 million software applications and executable files. We are expanding this database as well as adapting the database to actual employee computing patterns through the use of AppCatcher, a patent-pending feature by which customers anonymously send uncategorized applications and other executables launched by their employees to us for review and categorization into our database. CPM includes two reporting modules, CPM Reporter, which provides Web-based reports based on historical application usage, and Explorer for CPM, a click-through browser-based interface that provides immediate access to application usage information by user, group, category, machine, or risk class.

•       Remote Filtering. Remote Filtering utilizes the CPM desktop agent to extend the corporate web filtering policies to laptop computers and other mobile devices when they are disconnected from the corporate network. By using remote filtering, IT administrators can enforce security policies, such as blocking access to sites containing spyware, even when a laptop computer is accessing the internet from an unmanaged server. This enables the network manager to reduce the risk that mobile devices will infect the network with malicious code when the device again connects to the network.

Additional products or services include:

•       Real Time Security Updates. Real Time Security Updates allow subscribing organizations to receive database updates for web-based and application-based threats in real time as they are identified and categorized by the Websense Security Labs.

•       Websense Web Protection Services™:  SiteWatcher™, BrandWatcher™  and ThreatWatcher ™  Services. The SiteWatcher and BrandWatcher services monitor our customer’s web sites and brands for malicious code or illegal use in a phishing attack and notify the customer if either occurs. The ThreatWatcher service helps customers to prevent malicious attacks on their web servers by identifying vulnerabilities. These products are available only as part of the Websense Web Security Suite or Websense Web Security Suite—Lockdown Edition.

•       Priority One 24x7 Support. Priority One support gives customers access to a dedicated team of senior technical support specialists 24 hours a day via a toll-free support hotline.

•       Content Filtering for Mobile Devices. In October 2005, we announced an agreement with Nortel Networks to develop a web content filtering solution to protect GSM/UMTS mobile handsets from receiving and accessing unwanted content. Our solution will be embedded in certain Nortel Networks’ switches that are installed by wireless carriers. The wireless carriers will determine whether our solution is offered to wireless customers. To date, our product has not been commercially launched through this channel. We expect the product to be generally available from Nortel Networks in mid-2006.

The principal benefits of our products include:

Enhanced Network and Data Security.   The Websense Web Security Suites, Websense Enterprise, the Security Premium Group and other add-on products, provide an additional layer of protection to an organization’s network and data security by blocking employee access to sites that pose security risks. These sites include phishing sites and sites containing malicious code, spyware, hacking tools, and other high risk software. Websense Enterprise also prevents “back channel” communication with servers collecting data from spyware applications. This allows an organization to reduce the risk of malicious code attacks - such as Web-based worms, viruses, Visual Basic scripts and more—and prevent back-channel communication of important corporate or personal data by spyware and key logging programs. Additionally, Client Policy Manager can be used to prevent the launch of viruses, hacking tools, peer-to-peer file sharing programs and other malicious executable files or otherwise unauthorized applications at the employee’s desktop or laptop computer, including when disconnected from the network. This helps prevent the spread of viruses throughout the network and reduces the risk of unauthorized data access by employees. To further enhance security and reduce the window of exposure to viruses and other malware, Real Time Security Updates can be downloaded in real time as new threats are identified and categorized. Instant Messaging Attachment Manager also increases the built-in instant messaging management capabilities of Websense Enterprise by allowing managers to control the sending and receiving of file attachments.

Increased Employee Productivity.   Our software gives businesses the ability to more effectively manage employees’ use of corporate computing resources, including internet access, application use at the desktop and network bandwidth, thereby reducing non-productive use of these assets by employees. Websense Enterprise enables organizations to identify the pattern and scope of employees’ internet use, and to manage access to potentially non-business related content and applications such as instant messaging and peer-to-peer file sharing. In addition, our software allows managers to permit or deny internet access based on the employee, type of user, time of day, amount of personal surfing time, and type of content being accessed. Websense Enterprise may also be configured to set time-based quotas for each employee, allowing for limited personal surfing during the workday, limiting workplace distractions but allowing appropriate use of the organization’s high-speed internet connection. Our Client Policy Manager add-on module allows managers to apply similar policies to employees’ use of non-business related applications on their desktop or laptop computers, such as games and hacking tools.

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

In addition to the benefits above, our products provide these key features:

Access to Comprehensive Databases of URLs, Software Applications and Network Protocols.   We provide access to proprietary databases that categorize website URLs, software applications and executables and commonly used network and internet protocols. We have categorized more than 15 million websites in our URL database, and more than three million dead links have been purged from the database. These website URLs have been classified into more than 90 different categories to enable organizations flexibility in determining the types of internet content that are appropriate for their workplace culture. In the software application database, we have categorized over 1.4 million software applications and executable files in more than 50 categories, such as instant messaging, spyware, hacking and games.  We add approximately 22,000 newly categorized websites and applications each business day to our databases and make these updates available to our customers for daily differential downloads. Subscribers to Real Time Security Updates are able to update the security categories of the databases in real time as new threats are identified and categorized by the Websense Security Labs.

Ability to Easily Configure and Manage Employee Internet and Application Usage Policies from a Single Management Console.   Websense Enterprise allows organizations to configure specific internet and application usage policies for various groups, user types or individuals from a single management console. Through our intuitive interface, we allow managers to implement internet and application use policies with limited investment of information technology resources and personnel. Organizations may choose internet use options which include blocking websites, setting time periods for access, allowing access but generating an exception report, allowing users a specified amount of personal surfing or deferring access until additional network bandwidth is available. Organizations can apply similar policies to the use of applications at the desktop, specifying permissions based on application category, user group, workstation, or IP address.

Multiple Options for Identifying, Analyzing and Reporting on Employee Internet and Application Use.   Websense Enterprise includes several analysis and reporting modules to provide managers and information technology (IT) administrators with multiple options for identifying, analyzing and reporting on internet and desktop application activity and the risks associated with employee computing. These options include a reporting engine with pre-defined and customizable report templates, a real-time analyzer that provides a current view of network activity and browser-based reporting tools that allow non-technical managers to view internet and application use data.

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

Ability to Integrate with Existing Security Software Infrastructures.   Websense Enterprise—Corporate Edition can be integrated with several industry leading identity management, security alerting and network access control systems to increase the functionality of these systems. Data collected through the monitoring and reporting features of Websense Enterprise can be fed into these systems to create a comprehensive view of network activity and help managers more easily identify security risks.

Technology Integrations

In 2005, we implemented the Websense Web Security Ecosystem™—a comprehensive ecosystem of world class security and networking technology providers that enable easy deployment and integration of Websense solutions in enterprise environments. The Websense Web Security Ecosystem incorporates vendors from leading security and networking markets, including:  network access control, internet gateways, certified appliance platforms, security event management and identity management. The Websense Web Security Ecosystem provides interoperability of joint solutions for seamless integration in enterprise environments.

The table below lists many of the platforms included in the Websense Web Security Ecosystem:

Firewall Solutions:	Cache/Proxy Solutions:
•3Com	• Blue Coat Systems
•Check Point Software	• Cisco Content Engine
•Cisco PIX	• IMimic DataReactor
•CyberGuard	• Inktomi Traffic Server
•Juniper Networks/NetScreen	• Microsoft Proxy Server
•Microsoft ISA Server	• Network Appliance NetCache
•ServGate	• Squid Proxy
•SonicWall	• Stratacache Flyer
• Sun ONE Web Proxy Server (formerly iPlanet)
Appliance Solutions:	• 3Com Webcache
•Blue Coat Systems
•Cisco Systems Content Engine	Switch/Router Solutions:
•Crossbeam Systems C-Series	• Cisco Catalyst Switches
•Crossbeam Systems X-Series	• Cisco Routers
•Network Appliance NetCache
•Network Engines NS
•Stratacache Flyer

Identity Management Solutions:	Security Event Management Solutions:
•HP Open View	• Arcsight
•IBM Tivoli	• Network Intelligence
• Novell Nsure
• Novell Nsure	Network Access Control Solutions:
• Microsoft Identity Integration Server	• Cisco Network Admission Control

Customers

Our more than 24,000 customers range from companies with as few as 50 employees to members of the Global 1000 and to government agencies and educational institutions. In total, these customers have subscribed to approximately 23.9 million seats as of December 31, 2005. No customer accounted for more than 10% of our total revenues in 2005, 2004 or 2003.

Sales, Marketing and Distribution

Sales.   We sell our products and services through both indirect and direct channels. For 2005, indirect channel sales comprised over 80% of total revenues. In the United States, we typically sell our products through a network of approximately 1,000 value added resellers. Internationally, we sell our products through a multi-tiered distribution network of more than 200 distributors and resellers in over 80 countries, who sell to customers located in over 150 countries.

Our channel sales efforts are coordinated worldwide through a sales team of approximately 200 individuals. Customers that buy direct from us are typically large organizations that prefer a direct relationship.

In 2005, we generated 33% of our total revenue from customers outside of the United States. Revenue generated in the United Kingdom represented 10% of our total revenues. See Note 4 of Notes to the Consolidated Financial Statements for further explanation of our revenue based on geography. Our current international efforts are focused on expanding our indirect sales channels in Europe, Latin America, Asia/Pacific, and Australia. Our continuing reliance on sales in international markets exposes us to risks attendant to foreign sales. See “Item 1A. Risk Factors—Sales to customers outside the United States have accounted for a significant portion of our revenue, and we expect this trend to continue, which exposes us to risks inherent in international sales.”

Marketing.   Our marketing strategy is to raise awareness of the potential risks associated with unmanaged use of corporate computing resources, generate qualified sales leads for our channel partners, and increase recognition of Websense as a provider of web security and employee internet management solutions.

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

•       providing free subscriptions to security alerts from Websense Security Labs, which inform subscribers of newly identified security threats, such as phishing sites and sites infected with spyware and malicious code;

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

Research and Development

We have invested significant time and resources in creating a structured process for undertaking product and database development projects. Our research and development department is divided into several groups, which include database production, software development, quality and assurance, documentation and research. Individuals are grouped along product lines and work as part of cross-disciplined teams designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. The Websense Security Labs focus exclusively on identifying and categorizing malicious web sites and applications, augmenting the capabilities of the database production teams. Research and development expenses totaled $16.3 million in 2005, $14.5 million in 2004 and $12.8 million in 2003. Research and development expenses as a percentage of revenue were 11% in 2005, 13% in 2004, and 16% in 2003.

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

Competition

The market for our products is fragmented, highly and increasingly competitive, quickly evolving and subject to rapid technological change. Increased competition may result in reduced market acceptance of our products, pricing pressure and reduced gross margins, any of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. Our current principal competitors include:

•       companies offering web filtering products, such as SurfControl, Secure Computing,  Computer Associates, Microsoft, St. Bernard Software and Trend Micro;

•       companies integrating web filtering into specialized security appliances, such as 8e6 Technologies, Blue Coat Systems, Cisco Systems, McAfee and SonicWALL;

•       companies offering web security solutions, such as McAfee, Microsoft, Symantec and Trend Micro; and

•       companies offering desktop security solutions such as Cisco Systems, Check Point Software, McAfee, Microsoft and Symantec.

We also face current and potential competition from vendors of internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle web security, employee internet management or other competitive products with their offerings. We compete against and expect increased competition from anti-virus software developers, traditional network management software developers and Web management service providers. Many of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing or other resources. They may have significantly greater name recognition, established marketing relationships and access to a larger installed base of customers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the functionality of their products to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

We believe that the principal competitive factors in the market for our products include:

•       a product’s ability to scale and support the requirements of complex networks;

•       the robustness of the solution, allowing management of emerging software and internet applications, protocols and URLs;

•       quality of a large and professionally maintained category databases;

•       availability of real time updates for security risk categories, such as spyware, key logging, phishing and viruses;

•       breadth of product line, giving customers a number of implementation choices;

•       ease of implementation, reducing overall cost of ownership;

•       depth of monitoring, reporting and analysis capabilities;

•       capacity to integrate with key network providers and security infrastructure software;

•       quality of customer support; and

•       price.

Intellectual Property Rights

Our intellectual property rights are important to our business. We rely on a combination of trademark, copyright, patent and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and Websense brand. We have registered our Websense® trademark in the United States, Japan, the European Union, Canada, Australia, China, Switzerland, Norway, Mexico, Colombia, Argentina, Singapore, Taiwan and Turkey. We have also registered the Websense Enterprise® trademark in the United States, Japan, Canada, Australia and China. In addition, we have registrations for the Websense trademark pending in several other countries. Effective trademark protection may not be available in every country where our products are available.

We currently have three patents issued in the United States, one patent issued in an international market, eight patent applications pending in the United States and sixteen pending international patent applications that seek to protect our proprietary database and filtering technologies, including issued and pending patents relating to our flexible filtering management options, and pending patents relating to our WebCatcher, AppCatcher and Network Lockdown product features. No assurance can be given that our pending patent applications will result in issued patents.

Our policy is to enter into confidentiality and invention assignment agreements with all employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. These protections, however, may not be adequate to protect our intellectual property rights.

Employees

As of February 15, 2006, we had 635 employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Website Access to SEC Filings

We maintain an internet website at www.websense.com. The content of our website is not part of this report. We make available, free of charge, through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Executive Officers

Our executive officers and their ages as of February 15, 2006 are as follows:

Name	Age	Position(s)
John B. Carrington	61	Executive Chairman of the Board
Gene Hodges.	54	President and Chief Executive Officer
Douglas C. Wride	52	Chief Financial Officer
Leo Cole.	48	Vice President of Marketing
Karen V. Goodrum	48	Vice President of Finance & Accounting
Michael A. Newman.	36	Vice President & General Counsel
Kian Saneii	41	Vice President of Business Development

John B. Carrington has served as a Director and our Chairman of the Board since June 1999. Mr. Carrington also served as our Chief Executive Officer from May 1999 to January 2006, as well as our President from May 1999 to January 2003 and from August 2005 to January 2006. Prior to joining Websense, Mr. Carrington was Chairman, President and Chief Executive Officer of Artios, Inc., a provider of hardware and software design solutions to companies in the packaging industry, from August 1996 until it was acquired by BARCO n.a. in December 1998. He received his B.S. in Business Administration from the University of Texas.

Gene Hodges has served as our President and Chief Executive Officer, and as a Director, since January 2006. From 1995 to January 2006, Mr. Hodges held various management positions at McAfee, Inc., a publicly-held security software company, most recently as its President. Prior to joining McAfee, Mr. Hodges was Vice-President of Marketing for Mobileware, a wireless data startup, and managed the Office Automation business unit for Digital Equipment Corporation. Mr. Hodges received a B.A. in Astronomy from Haverford College and completed the Harvard Advanced Management Program for business executives.

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

Item 1A. Risk Factors

You should carefully consider the following information in addition to other information in this report before you decide to purchase our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occur, our business may be adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment in Websense.

Our future success depends on our ability to sell new, renewal and upgraded subscriptions to Websense Enterprise and the related add-on products.

All of our revenue comes from new and renewal subscriptions to Websense Enterprise and its related add-on products, and we expect this trend to continue for the foreseeable future. If Websense Enterprise or the add-on products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price and performance to competing products, our operating results and our business will be significantly impaired. If we cannot sufficiently increase our customer base with the addition of new customers, we will not be able to grow our business to meet expectations.

Subscriptions for Websense Enterprise typically have durations of 12, 24 or 36 months. Our customers have no obligation to renew their subscriptions upon expiration. In order to maintain our revenue we must be successful in selling renewal subscriptions and in selling further subscriptions to existing customers in order to add additional seats or product offerings within their respective organizations. This may require increasingly costly sales efforts targeting senior management and other management personnel associated with our customers’ internet and security infrastructure. We may not be able to maintain or continue to generate increasing revenue from existing customers.

Failure of our add-on products, particularly our security products, to achieve more widespread market acceptance will seriously harm our business.

Our future financial performance depends on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our security offerings. We currently have two platforms for our core software, Websense Enterprise and Websense Enterprise—Corporate Edition. We also sell a number of add-on products such as our three Premium Groups (Security, Productivity and Bandwidth), Remote Filtering, Client Policy Manager, Real-Time Security Updates, Bandwidth Optimizer and Instant Messaging Attachment Manager. In addition, we have developed security services that we include within our Websense Web Security Suites, such as ThreatWatcher, BrandWatcher and SiteWatcher. We may not be successful in achieving market acceptance of these or any new products that we develop or of enhanced versions of Websense Enterprise. Moreover, our recent increased emphasis on the development, marketing and sale of our security offerings could distract us from sales of our core Websense Enterprise offering, negatively impacting our overall sales. Any failure or delay in diversifying our existing offerings, or diversification at the detriment to our core Websense Enterprise offering, could harm our business, results of operations and financial condition.

We face increasing competition, which places pressure on our pricing and which could prevent us from increasing revenue or maintaining profitability. In addition, as we increase our emphasis on our security-oriented products, we face competition from better-established security companies that have significantly greater resources.

The market for our products is intensely competitive and is likely to become even more so in the future, within both the employee internet management, or EIM, market as well as the web security market. Our current principal EIM competitors frequently offer their products at a significantly lower price than our products, which has resulted in pricing pressures on sales of our product and potentially could result in the commoditization of EIM products. We also face current and potential competition from vendors of internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle EIM or other competitive products with their products. If we are unable to maintain the current pricing on sales of our products or increase our pricing in the future, our profitability could be negatively impacted. Even if our products provide greater functionality and are more effective than certain other competitive products, potential customers might accept this limited functionality in lieu of purchasing our products. In addition, our own indirect sales channels may decide to develop or sell competing products instead of our products. Pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our products to achieve or maintain more widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition. Our current principal competitors include:

•       companies offering web filtering products, such as SurfControl, Secure Computing, Computer Associates, Microsoft, St. Bernard Software and Trend Micro;

•       companies integrating web filtering into specialized security appliances, such as 8e6 Technologies, Blue Coat Systems, Cisco Systems, McAfee and SonicWALL;

•       companies offering web security solutions, such as McAfee, Microsoft, Symantec and Trend Micro; and

•       companies offering desktop security solutions such as Check Point Software, Cisco Systems, McAfee, Microsoft and Symantec.

As we develop and market our products with an increasing security-oriented emphasis, we also face increasing competition from security solutions providers. Many of our competitors within the web security market, such as Symantec Corporation, McAfee, Inc., Trend Micro, Cisco Systems and Microsoft Corporation enjoy substantial competitive advantages, including:

•       greater name recognition and larger marketing budgets and resources;

•       established marketing relationships and access to larger customer bases; and

•       substantially greater financial, technical and other resources.

As a result, we may be unable to gain sufficient traction as a provider of web security solutions, and our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the functionality of their products to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

The market for our products continues to emerge, and if we are not successful in promoting awareness of the need for our products and of our Websense brand, our growth may be limited.

Based on our experience with potential customers, we believe that many corporations do not recognize or acknowledge the existence or scope of problems caused by misuse or abuse of the internet or of network computers. In addition, there may be a time-limited opportunity to achieve and maintain a significant share of the market for web security solutions due in part to the emerging nature of these markets and the substantial resources available to our existing and potential competitors. If employers do not recognize or acknowledge the problems associated with unrestricted employee access to the Internet, the gaps in their traditional security infrastructures and the ability of Websense security products to provide an additional layer of protection, then the market for our products may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of our Websense brand is critical to achieving widespread acceptance of our existing and future products. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our Websense brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. If we fail to successfully promote our Websense brand, or if our expenses to promote and maintain our Websense brand are greater than anticipated, our results of operations and financial condition could suffer.

Because we recognize revenue from subscriptions for our products ratably over the term of the subscription, downturns in sales may not be immediately reflected in our revenue.

We expect that nearly all of our revenue for the foreseeable future will come from subscriptions to Websense Enterprise and our add-on products. Upon execution of a subscription agreement, we invoice our customers for the full term of the subscription agreement. We then recognize revenue from customers monthly over the terms of their subscription agreements, which typically have durations of 12, 24 or 36 months. As a result, a majority of the revenue we report in each quarter is deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products.

Sales to customers outside the United States have accounted for a significant portion of our revenue, and we expect this trend to continue, which exposes us to risks inherent in international sales.

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 33% of our total revenue in 2005 and approximately 32% in 2004, and international sales increased 37% in absolute dollars in 2005 compared with 2004. As a key component of our business strategy, we intend to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

Our international revenue is currently primarily denominated in U.S. dollars. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our products more expensive for international customers, which could harm our business. In 2005, we began billing certain international customers in Euros. In 2006, we anticipate billing certain international customers in other foreign currencies. This may increase our risks associated with fluctuations in foreign currency exchange rates since we cannot be assured of receiving the same U.S. dollar equivalent as when we bill exclusively in

U.S. dollars. We engage in currency hedging activities with the intent of limiting the risk of exchange rate fluctuation. Our hedging activities also involve inherent risks that could result in an unforeseen loss. If we fail to properly forecast rate fluctuations these activities could have a negative impact.

We may not be able to develop acceptable new products or enhancements to our existing products at a rate required by our rapidly changing market.

Our future success depends on our ability to develop new products or enhancements to our existing products that keep pace with rapid technological developments and that address the changing needs of our customers. Although our products are designed to operate with a variety of network hardware and software platforms, we will need to continuously modify and enhance our products to keep pace with changes in internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing such products or introducing them to the market in a timely fashion. In addition, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technology could increase our research and development expenses. The failure of our products to operate effectively with the existing and future network platforms and technologies will limit or reduce the market for our products, result in customer dissatisfaction and seriously harm our business, results of operations and financial condition.

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

•       risk of entering new markets;

•       potential loss of key employees;

•       assumption of liabilities of the acquired company, including debt and litigation; and

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

Our quarterly operating results have varied significantly in the past, and will likely vary in the future primarily as the result of fluctuations in our billings, revenues, operating expenses and tax provisions. Although a significant portion of our revenue in any quarter comes from previously deferred revenue, a meaningful portion of our revenue in any quarter depends on subscriptions to our products that are sold in that quarter. The risk of quarterly fluctuations is increased by the fact that a significant portion of our quarterly sales have historically been generated during the last month of each fiscal quarter, with many of the largest enterprise customers purchasing subscriptions to our products nearer to the end of the last month of each quarter. Due to the unpredictability of these end-of-period buying patterns, forecasts may not be achieved.

We expect that our operating expenses will increase substantially in the future as we expand our selling and marketing activities, increase our research and development efforts and hire additional personnel. In addition, our operating expenses historically have fluctuated, and may continue to fluctuate in the future, as the result of the factors described below and elsewhere in this quarterly report:

•      timing of marketing expenses for activities such as trade shows and advertising campaigns;

•       quarterly variations in general and administrative expenses, such as recruiting expenses and professional services fees;

•       increased research and development costs prior to new or enhanced product launches; and

•       timing of expenses associated with commissions paid on sales of subscriptions to our products.

Consequently, our results of operations may not meet the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

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

•       changes in our pricing policies; and

•       quarterly variations in our revenues and operating expenses.

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

We depend on our indirect sales channels, including value-added resellers, distributors, and providers of managed internet services, to offer our products to a larger customer base than can be reached through a direct sales effort. We need to expand our existing indirect sales channel relationships and enter into new indirect sales channel relationships to increase our current and future market share and revenue. We may be unable to maintain and expand our existing relationships or enter into new relationships on commercially reasonable terms or at all. If we are unable to maintain and expand our existing relationships or enter into new relationships, we would lose customer introductions and co-marketing benefits and our operating results could suffer. Our ability to meaningfully increase the amount of our products sold through our sales channels also depends on our ability to adequately and efficiently support these channel partners with, among other things, appropriate financial incentives to encourage pre-sales investment and sales tools, such as sales training, technical training and product collateral needed to support their customers and prospects. Any failure to properly and efficiently support our sales channels will result in lost sales opportunities.

Our reliance on indirect sales channels could result in reduced revenue growth because we have little control over our value-added resellers, distributors and original equipment manufacturers.

We anticipate that sales from our various indirect sales channels, including value-added resellers, distributors, providers of managed internet services and others, will continue to account for a significant majority of our total revenue in future periods. None of these parties is obligated to continue selling our products or to make any purchases from us. Our ability to generate increased revenue depends upon the ability and willingness of our indirect sales channels to market and sell our products. If they are unsuccessful in their efforts or are unwilling or unable to market and sell our new product offerings such as our security-oriented offerings, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Some of our indirect sales channels also market and sell products that compete with our products or may decide to do so in the future. We may not be able to prevent these parties from devoting greater resources to support our competitors’ products and/or eliminating their efforts to sell our products.

Any failure to protect our proprietary technology or establish our Websense brand would negatively impact our business.

Intellectual property is critical to our success, and we rely upon trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our Websense brand. We rely on trade secrets to protect technology where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, collaborators and consultants to enter into confidentiality agreements, we cannot assure that these agreements will not be breached or that we will have adequate remedies for any breach. We may not be able to adequately protect our trade secrets or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information.

We have registered our Websense and Websense Enterprise trademarks in several countries and have registrations for the Websense trademark pending in several other countries. Effective trademark protection may not be available in every country where our products are available. Furthermore, any of our trademarks may be challenged by others or invalidated through administrative process or litigation.

We currently have only three issued patents in the United States and one corresponding issued patent internationally, and we may be unable to obtain further patent protection in the future. We have several pending patent applications in the United States and in other countries. We cannot ensure that:

•       we were the first to make the inventions covered by each of our pending patent applications;

•       we were the first to file patent applications for these inventions;

•       others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•       any of our pending patent applications will result in issued patents;

•       any patents issued to us will provide us with any competitive advantages or will not be challenged by third parties;

•       we will develop additional proprietary technologies that are patentable; or

•       the patents of others will not have a negative effect on our ability to do business.

Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as United States laws, and mechanisms for enforcement of intellectual property rights may be inadequate. As a result our means of protecting our proprietary technology and brands may not be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, including the misappropriation or misuse of the content of our proprietary databases of universal resource locators (URLs) and software applications. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.

We may be sued by third parties for alleged infringement of their proprietary rights.

The software and internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As we expand our product offerings in the security area where larger companies with large patent portfolios compete, the possibility of an intellectual property claim against us grows. We may also incur more expense in our product development efforts if we need to license patents or design around patents to avoid infringement claims. Our technologies and products may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from executing our business plan.

Our database categories and our process for classifying URLs and software applications within those categories are subjective, and we may not be able to categorize URLs and software applications in accordance with our customers’ expectations.

We may not succeed in accurately categorizing internet and application content to meet our customers’ expectations. We rely upon a combination of automated filtering technology and human review to categorize URLs and software applications in our proprietary databases. Our customers may not agree with our determinations that particular URLs and software applications should be included or not included in specific categories of our databases. In addition, it is possible that our filtering processes may place objectionable or security risk material in categories that are generally unrestricted by our users’ internet and computer access policies, which could result in such material not being blocked from the network. Any miscategorization could result in customer dissatisfaction and harm our reputation. Any failure to effectively categorize and filter URLs and software applications according to our customers’ expectations will impair the growth of our business and our efforts to increase brand acceptance.

Our databases may fail to keep pace with the rapid growth and technological change of the Internet.

The success of our products depend on the breadth and accuracy of our databases. Although our databases currently catalog more than 15 million URLs and over 1.4 million software applications and executable files, they contain only a portion of such material that exists. In addition, the total number of URLs and software applications is growing rapidly, and we expect this rapid growth rate to continue in the future. In particular, URLs and software applications that pose security risks tend to develop and evolve at a much faster rate than other content that we identify and categorize. Accordingly, we must identify and categorize content for our security risk categories at an extremely rapid rate with our Real Time Security Updates. Our databases and database technologies may not be able to keep pace with the growth in the number of URLs and software applications, especially the growing amount of content utilizing foreign languages and the increasing sophistication of malicious code and the delivery mechanisms associated with spyware, phishing and other hazards associated with the Internet. Further, the ongoing evolution of the Internet and computing environments will require us to continually improve the functionality, features and reliability of our databases. Because our products primarily manage access to URLs and software applications included in our databases, if our databases do not contain a meaningful portion of relevant content, the effectiveness of Websense Enterprise will be significantly diminished. Any failure of our databases to keep pace with the rapid growth and technological change of the Internet will impair the market acceptance of our products, which in turn will harm our business, results of operations and financial condition.

Failure of our products to work properly or misuse of our products could impact sales, increase costs, and create risks of potential negative publicity and legal liability.

Our products are complex and are deployed in a wide variety of complex network environments. Our products may have errors or defects that users identify after deployment, which could harm our reputation and our business. In addition, products as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of our products, and we may find such errors in the future. Because customers rely on our products to manage employee behavior and to protect against security risks, any significant defects or errors in our products may result in negative publicity or legal claims. For example, an actual or perceived breach of network or computer security at one of our customers, regardless of whether the breach is attributable to our products, could adversely affect the market’s perception of our security products. Moreover, parties whose websites or software applications are placed in security-risk categories or other categories with negative connotations may seek redress against us for falsely labeling them or for interfering with their business. The occurrence of errors could adversely affect sales of our products, divert the attention of engineering personnel from our product development efforts and cause significant customer relations or legal problems.

Our products may also be misused or abused by customers or non-customer third parties who obtain access and use of our products. These situations may arise where an organization uses our products in a manner that impacts their end users’ or employees’ privacy or where our products are misappropriated to censor private access to the internet. Any of these situations could result in negative press coverage and negatively affect our reputation.

Our worldwide income tax provisions and other tax accruals may be insufficient if any taxing authorities assume taxing positions that are contrary to our positions.

Significant judgment is required in determining our worldwide provision for income taxes and for our accruals for other state, federal and international taxes such as sales and VAT taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is reasonable, no assurance can be given that the final tax authority review of these matters will not be materially different than that which is reflected in our historical income tax provisions and other tax accruals. Such differences could have a material effect on our income tax provisions or benefits, or other tax accruals, in the period in which such determination is made, and consequently, on our net income for such period.

From time to time, we are also audited by various state, federal and international authorities relating to tax matters. We fully cooperate with all audits. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and appeals process. As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements in the period determined. To provide for potential tax exposures, we maintain allowances for tax contingencies based on reasonable estimates of our potential exposure with respect to the tax liabilities that may result from such audits. However, if the reserves are insufficient upon completion of any audits, there could be an adverse impact on our financial position and results of operations.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which will be effective in our first quarter of fiscal 2006.  As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), we currently account for share-based payments to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees (APB No. 25), and, as such, generally recognize no compensation cost for employee stock option grants or the discounts that we provide under our employee stock purchase plans. Under the new rules, commencing with our first quarter of fiscal 2006, we are required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards; we anticipate that this will lead to an additional compensation expense of approximately $5.0 million in the first quarter of 2006, thereby reducing net income and earnings per share. Note 1 to our Consolidated Financial Statements in this report provides our pro forma net income and earnings per share as if we had used a fair value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during fiscal 2005, 2004 and 2003. In addition, the adoption of this standard could limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. However, overall, our cash flows will be unaffected.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key management personnel. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products and technologies. We do not have employment agreements with a majority of our executive officers, key management or development personnel and, therefore, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, results of operations and financial condition. In such an event we may be unable to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms. In January 2006, we hired a new CEO, Gene Hodges, to succeed John Carrington who had served as our CEO since 1999. We cannot provide any assurance that our new CEO will lead the company’s strategic direction or anticipate market changes and requirements in the same manner or with the same results as our former CEO.

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

Some provisions of our certificate of incorporation and bylaws, as well as some provisions of Delaware law, may discourage, delay or prevent third parties from acquiring us, even if doing so would be beneficial to our stockholders. For example, our certificate of incorporation provides for a classified board, with each board member serving a staggered three-year term. It also provides that stockholders may not fill board vacancies, call stockholder meetings or act by written consent. Our bylaws further provide that advance written notice is required prior to stockholder proposals. Each of these provisions makes it more difficult for stockholders to obtain control of our board or initiate actions that are opposed by the then current board. Additionally, we have authorized preferred stock that is undesignated, making it possible for the board to issue up to 5,000,000 shares of preferred stock with voting or other rights and preferences that could impede the success of any attempted change of control. Delaware law also could make it more difficult for a third party to acquire us. Section 203 of the Delaware General Corporation Law may have an anti-takeover effect with respect to transactions not approved in advance by our board, including discouraging attempts that might result in a premium over the market price of the shares of common stock held by our stockholders.

We do not intend to pay dividends.

We have not declared or paid any cash dividends on our common stock since we have been a publicly traded company. We currently intend to retain any future cash flows from operations to fund growth and, do not expect to pay any dividends in the foreseeable future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters and principal offices are located in San Diego, California, where we leased approximately 105,000 square feet as of December 31, 2005. This lease expires in December 2008, with an option to extend the lease for an additional five years and an option to terminate the lease early as of December 31, 2007. We believe that our current space is adequate for our current needs and sufficient space is available to meet our identified future needs. We lease office space in Brazil, France, Germany, Ireland, Italy, Japan and the UK in executive suite arrangements on monthly, annual or two-year arrangements, depending on the local market.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year-ended December 31, 2005.

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

Year Ended December 31, 2005	High	Low
First Quarter	$61.52	$45.00
Second Quarter	56.37	45.82
Third Quarter	54.22	46.21
Fourth Quarter	67.95	51.08

Year Ended December 31, 2004	High	Low
First Quarter	$32.90	$26.18
Second Quarter	37.48	28.57
Third Quarter	43.65	30.01
Fourth Quarter	52.66	38.96

To date, we have neither declared nor paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and for stock repurchases and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. As of February 15, 2006, there were approximately 7,100 holders of record of our common stock. See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans.

On January 31, 2006, we announced that our Board of Directors authorized a two-for-one stock split of our common stock, to be effected in the form of a special dividend of one share of our common stock for each share outstanding. The additional shares issued as a result of the stock split will be distributed on or about March 17, 2006 to stockholders of record at the close of business on February 13, 2006. The shares and per share data presented above and in the accompanying consolidated financial statements and notes thereto have not been restated to give effect to this pending stock split.

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

Issuer Purchases of Equity Securities

On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock. On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 2 million shares of our common stock, for a total program size of up to 4 million shares of our common stock. The following table provides information regarding our stock repurchases in the quarter ended December 31, 2005:

Month	Number of shares purchased during month(1)	Average price paid per share	Cumulative number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1st through 31st of 2005	—	—	1,835,030	2,164,970
November 1st through 30th of 2005	27,500	$63.62	1,862,530	2,137,470
December 1st through 31st of 2005	72,500	$65.32	1,935,030	2,064,970
Total	100,000	$64.86	1,935,030	2,064,970

(1)          The purchases were made in open-market transactions.

Item 6.                        Selected Financial Data

You should read the following selected financial data in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. We derived the income statement data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 from our financial statements audited by Ernst & Young LLP, which appear elsewhere in this report. We derived the income statement data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 from our financial statements audited by Ernst & Young LLP, which are not included in this annual report. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except for per share data)
Income Statement Data:
Revenues	$148,636	$111,859	$81,734	$60,965	$35,893
Cost of revenues	10,642	7,769	5,523	4,170	3,602
Gross margin	137,994	104,090	76,211	56,795	32,291
Operating expenses:
Selling and marketing	55,288	42,625	31,845	26,201	19,707
Research and development	16,277	14,509	12,843	10,957	7,642
General and administrative	11,729	8,200	6,649	5,960	5,358
Amortization of stock-based compensation	—	—	83	448	860
Total operating expenses	83,294	65,334	51,420	43,566	33,567
Income (loss) from operations	54,700	38,756	24,791	13,229	(1,276)
Other income, net	5,411	2,226	2,292	2,711	4,500
Income before income taxes	60,111	40,982	27,083	15,940	3,224
Provision (benefit) for income taxes	21,343	14,806	10,395	(797)	108
Net income	$38,768	$26,176	$16,688	$16,737	$3,116
Net income per share:
Basic	$1.63	$1.13	$0.76	$0.79	$0.16
Diluted	$1.58	$1.09	$0.73	$0.72	$0.14
Weighted average shares—basic	23,746	23,080	22,038	21,211	20,082
Weighted average shares—diluted	24,598	24,114	22,976	23,338	22,780

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$320,389	$243,788	$182,859	$140,466	$103,108
Working capital	255,103	195,635	145,322	114,459	79,846
Total assets	403,675	315,293	233,613	180,188	119,812
Deferred revenue	179,925	132,317	93,960	64,679	43,478
Total stockholders’ equity	205,811	167,944	128,929	106,711	70,680

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report. See “Risk Factors” under Item 1A above regarding certain factors known to us that could cause reported financial information not to be necessarily indicative of future results.

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

Overview

We provide employee internet management (EIM) and web security software products that enable organizations to reduce the risks associated with web-based malicious attacks, spyware, and phishing, as well as analyze, report and manage how their employees use computing resources. At the foundation of our product offering is the Websense Enterprise® software application, which serves as a central policy engine and management and reporting console and enables the extended functionality of our add-on products. Websense Enterprise gives organizations the ability to enhance network security, improve employee productivity, mitigate potential legal liability and conserve network bandwidth by allowing organizations to identify potential risk areas and implement web access and application usage policies that reduce these risks.

In 1996, we released our first software product, Websense Internet Screening System. Since that time, we have focused our business on developing and selling EIM and web security solutions. Websense Enterprise and Websense Enterprise—Corporate Edition™ are our core web filtering solutions and provide fully featured web filtering and serve as management platforms for related Websense add-on modules, such as our Premium Groups™, Real Time Security Updates™, Bandwidth Optimizer™, Instant Messaging (IM) Attachment Manager™, Client Policy Manager™ and Remote Filtering. We have also created suites of some of our products to address specific customer needs, such as the Websense Web Security Suite™ and Websense Web Security Suite—Lockdown Edition™. We currently derive all of our revenue from subscriptions to the Websense Enterprise-based solutions and expect this trend to continue in the future as more offerings are added to the Websense Enterprise platforms. In October 2005, we announced an agreement with Nortel Networks to develop a web content filtering solution to protect GSM/UMTS mobile handsets from receiving and accessing unwanted content. We expect the product to be generally available from Nortel Networks in mid-2006.

During 2005, we derived 33% of revenue from international sales, compared with 32% for 2004, with the United Kingdom comprising approximately 10% of our total revenue in both years. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

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

Accounting for Share-Based Compensation.   Through December 31, 2005, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of APB Opinion No. 25,  and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) SFAS No. 123. In conjunction with our initial public offering, we reviewed our exercise prices and arrived at the deemed fair value for each option grant during 1999. With respect to the 3,220,500 options granted during 1999 and through March 27, 2000, we recorded deferred compensation of $5.4 million for the difference between the exercise price per share and the deemed fair value per share at the grant date. The approximate weighted-average exercise price per share and the approximate weighted-average deemed fair value per share for the options was $1.64 and $3.31, respectively. Deferred stock compensation was recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and

Other Variable Stock Option Award Programs (FIN No. 28), over the vesting period of the related options, generally four years. Deferred stock compensation was fully amortized as of December 31, 2003. Beyond the $5.4 million of deferred compensation related to our IPO, we recorded no other share-based employee compensation expense for options granted under our Amended and Restated 2000 Stock Incentive Plan (2000 Plan), its predecessor plans (or options granted as non-plan inducement options) as all other options granted had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148), we disclosed our net income or loss and net income or loss per share as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive programs.

Effective January 1, 2006, we will adopt the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date will include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods will not be restated. At December 31, 2005, there was $32.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. We expect to recognize that cost over a weighted average period of 2.0 years.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 1 to the financial statements. We estimate the expected term of options granted based on the history of grants and exercises in our option database. We estimate the volatility of our common stock at the date of grant based on both the historical volatility as well as the implied volatility of publicly traded options on our common stock, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We amortize the fair value ratably over the vesting period of the awards, which is typically four years. We may elect to use different assumptions under the Black-Scholes option valuation model in the future or select a different option valuation model altogether, which could materially affect our net income or loss and net income or loss per share in the future.

Allowance for Doubtful Accounts.   We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to pay their invoice(s). If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred Tax Assets.   As required by SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), we recognize tax assets on the balance sheet if it is “more likely than not” that they will be realized on future tax returns. At December 31, 2005, we had deferred tax assets of $21.8 million. We believe that it is more likely than not that our deferred tax assets will be realized. Factors considered by us included: our earnings history, projected earnings based on current operations, and projected future taxable income in excess of stock option deductions. However, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income or additional paid-in capital in the period such determination was made. See Note 8 of Notes to the Consolidated Financial Statements for further explanation of our deferred tax assets.

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

Results of Operations

The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Years ended December 31,
	2005	2004	2003
Revenues	100%	100%	100%
Cost of revenues	7	7	7
Gross margin	93	93	93
Operating expenses:
Selling and marketing	37	38	39
Research and development	11	13	16
General and administrative	8	7	8
Total operating expenses	56	58	63
Income from operations	37	35	30
Other income, net	3	2	3
Income before income taxes	40	37	33
Provision for income taxes	14	14	13
Net income	26%	23%	20%

Years ended December 31, 2005 and 2004

Revenue

Revenue increased to $148.6 million in 2005 from $111.9 million in 2004. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers. Approximately 65% of subscription revenue recognized in 2005 was derived from renewal business. We expect total revenue growth amounts in 2006 to exceed total revenue growth in 2005, although the percentage revenue growth rate may be lower in 2006 than in 2005 as a result of the increasing overall revenue base.

Cost of Revenue

Cost of revenue consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenue increased to $10.6 million in 2005 from $7.8 million in 2004. The increase was primarily due to the costs associated with additional personnel in our technical support and database groups, as well as allocated costs. We allocate the total costs for human resources, employee benefits, payroll taxes, information technology, facilities, fixed asset depreciation and legal costs to each of our functional areas based on salaries and headcount data. We expect cost of revenue to increase in the future due to stock-based compensation expense and to support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue remained unchanged at 7% during the years-ended 2005 and 2004. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

Gross margin increased to $138.0 million in 2005 from $104.1 million in 2004. The increase was due to increased revenue. As a percentage of revenue, gross margin remained unchanged at 93% for the years-ended 2005 and 2004. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

Selling and marketing.   Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, advertising, promotions and travel as well as allocated costs. Selling and marketing expenses increased to $55.3 million in 2005 from $42.6 million in 2004. The increase in selling and marketing expenses of $12.7 million was primarily due to increased personnel costs and related travel and allocated costs as well as higher commission related to higher sales levels. We expect selling and marketing expenses to increase significantly in absolute dollars in the future driven primarily by stock-based compensation expense, and also as more personnel are added to support our expanding selling and marketing efforts worldwide and as increased sales result in higher overall sales commission expenses.

Research and development.   Research and development expenses consist primarily of salaries and benefits for software developers, contract programmers and allocated costs. Research and development expenses increased to $16.3 million in 2005 from $14.5 million in 2004. The increase of $1.8 million in research and development expenses was primarily a result of increased personnel needed to support our expanding list of technology partners, the enhancements of Websense Enterprise and additional products as well as increased allocated costs. We expect research and development expenses to increase significantly in absolute dollars in future periods driven primarily by stock-based compensation expense, and also as a result of our continued enhancements of our products.

General and administrative.   General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, human resources and administrative personnel, third party professional service fees and allocated costs. General and administrative expenses increased to $11.7 million in 2005 from $8.2 million in 2004. The $3.5 million increase in general and administrative expenses was primarily a result of additional personnel needed to support our growing operations, increased allocated costs and an increase in professional accounting fees driven by compliance with the Sarbanes-Oxley Act of 2002. We expect general and administrative expenses to increase significantly in absolute dollars in future periods driven primarily by stock-based compensation expense, including stock-based compensation expense associated with the hiring of our new CEO, and also reflecting growth in operations, increasing expenses associated with being a public company and expansion of our international operations.

Other Income, Net

Net other income increased to $5.4 million in 2005 from $2.2 million in 2004. The increase was due primarily to higher interest rates realized on our increased balances of cash, cash equivalents and marketable securities as of December 31, 2005 compared with December 31, 2004. The majority of our investments of cash and cash equivalents and marketable securities are tax-exempt. We expect that the majority of our cash and cash equivalents and marketable securities will continue to be held in tax-exempt investments during the foreseeable future.

Provision for Income Taxes

In 2005, United States and foreign income tax expense was $21.3 million as compared to $14.8 million for 2004. The annual effective income tax rate for 2005 was 35.5% compared to 36.1% for 2004. The annual effective tax rate for 2005 was lower than the 2004 effective tax rate primarily due to an increase in foreign earnings taxed at less than the United States federal income tax rate, an increase in tax-exempt interest income and an increase in federal and state research and development tax credits.

In 2006 and thereafter, we anticipate that our effective tax rate may continue to decrease due to benefits derived from lower tax rates associated with foreign income.

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

Operating Expenses

Selling and marketing.   Selling and marketing expenses increased to $42.6 million in 2004 from $31.8 million in 2003. The increase in selling and marketing expenses of $10.8 million was primarily due to increased headcount costs and related travel and allocated costs as well as higher commission and co-op marketing expenses related to higher sales levels.

Research and development.   Research and development expenses increased to $14.5 million in 2004 from $12.8 million in 2003. The increase of $1.7 million in research and development expenses was primarily a result of increased compensation costs and allocated costs to support our expanding list of technology partners and enhancements of our products.

General and administrative.   General and administrative expenses increased to $8.2 million in 2004 from $6.6 million in 2003. The $1.6 million increase in general and administrative expenses was primarily a result of an increase in professional accounting fees driven primarily by compliance with the Sarbanes-Oxley Act of 2002, and allocated costs and additional personnel needed to support our growing operations.

Other Income, Net

Net other income decreased to $2.2 million in 2004 from $2.3 million in 2003. The decrease was due primarily to lower interest rates realized on our cash, cash equivalents and marketable securities despite increased balances as of December 31, 2004 as compared with December 31, 2003. The lower interest rates were substantially the result of our strategy beginning in the second quarter of 2003 to purchase lower interest tax-exempt investments in order to maximize the after-tax return on our investments. Also contributing to the decrease were realized losses from settled foreign currency forward contracts. As of December 31, 2004, the majority of our total cash and cash equivalents and marketable securities were tax-exempt.

Provision for Income Taxes

In 2004, United States and foreign income tax expense was $14.8 million as compared to $10.4 million for 2003. The annual effective income tax rate for 2004 was 36.1% compared to 38.4% for 2003. The annual effective tax rate for 2004 was lower than the 2003 effective tax rate primarily due to an increase in foreign earnings taxed at less than the United States federal income tax rate, an increase in tax-exempt interest income and an increase in federal and state research and development tax credits.

Liquidity and Capital Resources

As of December 31, 2005, we had cash and cash equivalents of $61.6 million, investments in marketable securities of $258.8 million, and retained earnings of $56.4 million. As of December 31, 2004, we had cash and cash equivalents of $38.9 million, investments in marketable securities of $204.9 million and retained earnings of $17.7 million.

Net cash provided by operating activities was $100.7 million in 2005 compared with net cash provided by operating activities of $65.2 million in 2004. The $35.5 million increase in cash provided by operating activities in 2005 was primarily due to an increase in our net income, an increase in tax benefit from exercise of stock options and an increase in deferred revenue (subscription amounts in excess of recognizable revenue are recorded as deferred revenue). Our operating cash flow is significantly influenced by subscription renewals and accounts receivable collections, and a decrease in subscription renewals or accounts receivable collections would negatively impact our operating cash flow.

Net cash used in investing activities was $57.6 million in 2005 compared with net cash used in investing activities of $61.1 million in 2004. The $3.5 million decrease in net cash used by investing activities in 2005 was primarily due to fewer purchases of marketable securities to offset maturities and sales of marketable securities.

Net cash used by financing activities was $20.4 million in 2005 compared with net cash used by financing activities of $0.6 million in 2004. The $19.8 million increase in net cash used by financing activities in 2005 was primarily due to the use of $48.3 million for repurchases of 929,030 shares of our common stock in 2005, compared with the use of $23.0 million for repurchases of 610,000 shares of our common stock in 2004.

We have operating lease and software license commitments of approximately $2.2 million in 2006, $2.0 million in 2007, and $0.3 million in 2008. A significant majority of our operating lease commitments are related to our corporate headquarters lease, which extends through 2008. Our corporate headquarters lease includes escalating rent payments from 2004 to 2008. The rent expense related to our corporate headquarters lease is recorded monthly on a straight-line basis in accordance with generally accepted accounting principles.

Future minimum annual payments under non-cancelable operating leases and software licenses at December 31, 2005 are as follows (in thousands):

	Operating Leases	Software Licenses	Total
2006	$1,889	$314	$2,203
2007	1,937	79	2,016
2008	325	—	325
	$4,151	$393	$4,544

As of December 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 2 million shares of our common stock. On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 2 million shares, for a total program size of up to 4 million shares. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of December 31, 2005, we had repurchased 1,935,030 shares of our common stock under this program, for an aggregate of $79.0 million at an average price of $40.83 per share.

As of December 31, 2004, we had retired all 1,006,000 shares of our common stock that had been repurchased prior to that date. In accordance with APB Opinion No. 6, Status of Accounting Research Bulletins, the treasury stock retirement was effected by reducing the following on our Consolidated Balance Sheets:  treasury stock by $30.7 million, common stock by $0.1 million, additional paid-in capital by $6.4 million and retained earnings by $24.2 million. There was no effect to our overall equity position as a result of the retirement. We do not expect to retire shares of our common stock that we repurchased during 2005, or shares that we may repurchase during 2006, in the foreseeable future.

On January 31, 2006, we announced that our Board of Directors authorized a two-for-one stock split of our common stock, to be effected in the form of a special dividend of one share of our common stock for each share outstanding. The additional shares issued as a result of the stock split will be distributed on or about March 17, 2006 to stockholders of record at the close of business on February 13, 2006. The shares and per share data presented in the accompanying consolidated financial statements and notes thereto have not been restated to give effect to this pending stock split.

We believe that our cash and cash equivalents balances and investments in marketable securities will be sufficient to satisfy our cash requirements for the foreseeable future. We intend to continue to invest our cash in excess of current operating requirements and stock repurchases in interest-bearing, investment-grade securities.

Summarized Quarterly Data (Unaudited)

The following tables present unaudited quarterly financial information for the eight quarters ended December 31, 2005. We believe this information reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2005
Revenue	$34,182	$36,026	$38,300	$40,128
Gross margin	31,682	33,525	35,471	37,316
Income from operations	12,459	12,708	14,465	15,068
Income before income taxes	13,413	13,909	16,000	16,789
Net income	8,612	8,934	10,111	11,111
Basic income per share(1)	$0.36	$0.37	$0.43	$0.47
Diluted income per share(1)	$0.35	$0.36	$0.41	$0.45
2004
Revenue	$24,611	$26,643	$28,917	$31,688
Gross margin	22,920	24,869	26,914	29,387
Income from operations	7,718	8,753	10,678	11,607
Income before income taxes	8,131	9,209	11,276	12,366
Net income	5,127	5,807	7,106	8,136
Basic income per share(1)	$0.23	$0.25	$0.31	$0.35
Diluted income per share(1)	$0.22	$0.24	$0.29	$0.33

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

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposures are related to our cash, cash equivalents and investments. We primarily invest our excess cash in highly liquid short-term investments, municipal securities, commercial paper and corporate bonds. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore impact our cash flows and results of operations.

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2005. Changes in interest rates over time will, however, affect our interest income.

We utilize foreign currency forward contracts and zero-cost collar contracts to hedge foreign currency market exposures of underlying assets and liabilities. In April 2005, we began billing customers in Euro-denominated countries in the Euro. In addition, working funds necessary to facilitate the short-term operations of our subsidiaries are kept in the local currencies in which they do business. Our objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. We do not use foreign currency contracts for speculative or trading purposes.

As of December 31, 2005 and 2004 we had committed to foreign currency forward contracts in the Euro with a notional amount of $4.0 and $0.4 million, respectively. Our Euro commitment at December 31, 2005 and 2004, represents 3.4 and 0.3 million Euros at a weighted average forward rate of 1.184 and 1.329, respectively. The fair value of these forward contracts was $4.0 and $0.4 million at December 31, 2005 and 2004. All of the foreign currency forward contracts will be settled before March 31, 2006. The $3.6 million increase in our Euro hedged position is primarily due to our billing customers in Euro-denominated countries in the Euro, starting in April 2005. For the year-ended December 31, 2005, less than 10% of our total billings were denominated in the Euro. In 2006, we will continue billing certain international customers in Euros, and we expect to continue to hedge the corresponding exposure consistent with 2005. We do not expect foreign currency billings to represent more than 15% of our total billings during 2006.

As of December 31, 2005, we had committed to zero-cost collar contracts in the British Pound, with a notional amount of $4.3 million. As of December 31, 2004 we had committed to foreign currency forward contracts in the British Pound, with a notional amount of $0.6 million. As of December 31, 2005, our British Pound commitment represents 2.4 million British Pounds at a weighted average ceiling and floor of 1.8025 and 1.7460, respectively. As of December 31, 2004, our British Pound commitment represented 300,000 British Pounds at a weighted average forward rate of 1.912. The fair value of these zero-cost collar and foreign currency forward contracts was $4.2 and $0.6 million at December 31, 2005 and 2004, respectively. All of the zero-cost collar contracts will be settled before June 30, 2006. The $3.7 million increase in our British Pound hedged position is primarily due to our decision to lengthen the period hedged as well as increase the percentage of working funds hedged. In 2006, we expect an increase in British Pound expenditures and our corresponding hedged commitments to be consistent with our increase in overall operating expenditures.

Given our foreign exchange position, a 10% change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from unhedged foreign currency exposures.

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Websense, Inc.

We have audited the accompanying consolidated balance sheets of Websense, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Websense, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Websense Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 22, 2006

Websense, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$61,629	$38,878
Marketable securities	258,760	204,910
Accounts receivable, net of allowance for doubtful accounts of $1,460 and $1,140 at December 31, 2005 and 2004	50,570	44,309
Prepaid income taxes	1,962	3,201
Current portion of deferred income taxes	15,772	8,530
Other current assets	3,467	1,525
Total current assets	392,160	301,353
Property and equipment, net	4,923	3,955
Deferred income taxes, less current portion	6,043	9,523
Deposits and other assets	549	462
Total assets	$403,675	$315,293
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,073	$1,100
Accrued payroll and related benefits	8,476	7,163
Other accrued expenses	5,085	5,011
Income taxes payable	2,305	1,758
Current portion of deferred revenue	119,118	90,686
Total current liabilities	137,057	105,718
Deferred revenue, less current portion	60,807	41,631
Stockholders’ equity:
Common stock—$0.01 par value; 100,000 shares authorized; 23,971 and 23,526 shares issued and outstanding at December 31, 2005 and 2004	249	235
Additional paid-in capital	198,077	150,447
Treasury stock	(48,340)	—
Retained earnings	56,449	17,681
Accumulated other comprehensive loss	(624)	(419)
Total stockholders’ equity	205,811	167,944
Total liabilities and stockholders’ equity	$403,675	$315,293

See accompanying notes.

Websense, Inc.
Consolidated Income Statements
(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Revenues	$148,636	$111,859	$81,734
Cost of revenues	10,642	7,769	5,523
Gross margin	137,994	104,090	76,211
Operating expenses:
Selling and marketing (exclusive of $0, $0 and $32 for the years ended December 31, 2005, 2004 and 2003, respectively, reported below as amortization of stock-based compensation)	55,288	42,625	31,845
Research and development (exclusive of $0, $0 and $17 for the years ended December 31, 2005, 2004 and 2003, respectively, reported below as amortization of stock-based compensation)	16,277	14,509	12,843
General and administrative (exclusive of $0, $0 and $34 for the years ended December 31, 2005, 2004 and 2003, respectively, reported below as amortization of stock-based compensation)	11,729	8,200	6,649
Amortization of stock-based compensation	—	—	83
Total operating expenses	83,294	65,334	51,420
Income from operations	54,700	38,756	24,791
Other income, net	5,411	2,226	2,292
Income before income taxes	60,111	40,982	27,083
Provision for income taxes	21,343	14,806	10,395
Net income	$38,768	$26,176	$16,688
Net income per share:
Basic net income per share	$1.63	$1.13	$0.76
Diluted net income per share	$1.58	$1.09	$0.73
Weighted average shares—basic	23,746	23,080	22,038
Weighted average shares—diluted	24,598	24,114	22,976

See accompanying notes.

Websense, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common stock		Additional paid-in	Treasury	Deferred	Retained earnings	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	stock	compensation	(deficit)	income (loss)	equity
Balance at December 31, 2002	21,734	$217	$107,058	$—	$(83)	$(957)	$476	$106,711
Issuance of common stock upon exercise of options	953	10	4,723	—	—	—	—	4,733
Issuance of common stock for stock purchase plan	151	1	1,831	—	—	—	—	1,832
Issuance of common stock upon exercise of warrant	3	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	83	—	—	83
Purchase of treasury stock	(396)	—	—	(7,684)	—	—	—	(7,684)
Tax benefit of stock options	—	—	7,027	—	—	—	—	7,027
Comprehensive income:
Net income	—	—	—	—	—	16,688	—	16,688
Net change in unrealized loss on marketable securities	—	—	—	—	—	—	(461)	(461)
Comprehensive income								16,227
Balance at December 31, 2003	22,445	228	120,639	(7,684)	—	15,731	15	128,929
Issuance of common stock upon exercise of options	1,473	15	19,811	—	—	—	—	19,826
Issuance of common stock for stock purchase plan	190	2	2,531	—	—	—	—	2,533
Issuance of common stock upon exercise of warrant	28	—	—	—	—	—	—	—
Purchase of treasury stock	(610)	—	—	(22,980)	—	—	—	(22,980)
Retirement of treasury stock		(10)	(6,428)	30,664		(24,226)		—
Tax benefit of stock options	—	—	13,894	—	—	—	—	13,894
Comprehensive income:
Net income	—	—	—	—	—	26,176	—	26,176
Net change in unrealized loss on marketable securities	—	—	—	—	—	—	(442)	(442)
Net change in unrealized gain on fair market valuation of foreign currency contracts	—	—	—	—	—	—	8	8
Comprehensive income								25,742
Balance at December 31, 2004	23,526	235	150,447	—	—	17,681	(419)	167,944
Issuance of common stock upon exercise of options	1,217	12	24,594	—	—	—	—	24,606
Issuance of common stock for stock purchase plan	157	2	3,356	—	—	—	—	3,358
Purchase of treasury stock	(929)	—	—	(48,340)	—	—	—	(48,340)
Tax benefit of stock options	—	—	19,680	—	—	—	—	19,680
Comprehensive income:
Net income	—	—	—	—	—	38,768	—	38,768
Net change in unrealized loss on marketable securities	—	—	—	—	—	—	(112)	(112)
Net change in unrealized loss on fair market valuation of foreign currency contracts	—	—	—	—	—	—	(93)	(93)
Comprehensive income								38,563
Balance at December 31, 2005	23,971	$249	$198,077	$(48,340)	$—	$56,449	$(624)	$205,811

See accompanying notes.

Websense, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2005	2004	2003
Operating activities:
Net income	$38,768	$26,176	$16,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,631	2,277	2,016
Amortization of deferred compensation	—	—	83
Deferred revenue	47,608	38,357	29,281
Unrealized gain (loss) on hedging contracts	(93)	8	—
Tax benefit from exercise of stock options	19,680	13,894	7,027
Changes in operating assets and liabilities:
Accounts receivable	(6,261)	(16,310)	(8,159)
Prepaid income taxes	1,239	(2,537)	(664)
Other current assets	(1,942)	(254)	(87)
Deposits and other assets	(87)	(44)	(119)
Deferred income taxes	(3,762)	(648)	(1,973)
Accounts payable	973	357	(18)
Accrued payroll and related benefits	1,313	1,922	1,614
Other accrued expenses	74	1,176	395
Income taxes payable	547	853	(65)
Net cash provided by operating activities	100,688	65,227	46,019
Investing activities:
Purchase of property and equipment	(3,599)	(3,235)	(2,046)
Purchases of marketable securities	(477,282)	(270,130)	(197,880)
Maturities of marketable securities	422,278	211,120	83,233
Sales of marketable securities	1,042	1,193	77,854
Net cash used in investing activities	(57,561)	(61,052)	(38,839)
Financing activities:
Proceeds from exercise of stock options and warrants	24,606	19,826	4,733
Proceeds from issuance of common stock for stock purchase plan	3,358	2,533	1,832
Purchase of treasury stock	(48,340)	(22,980)	(7,684)
Net cash used in financing activities	(20,376)	(621)	(1,119)
Increase in cash and cash equivalents	22,751	3,554	6,061
Cash and cash equivalents at beginning of year	38,878	35,324	29,263
Cash and cash equivalents at end of year	$61,629	$38,878	$35,324
Supplemental disclosures of cash flow information:
Income taxes paid	$3,656	$3,447	$6,211
Unrealized loss on marketable securities	$(112)	$(442)	$(461)

See accompanying notes.

Websense, Inc.
Notes to Consolidated Financial Statements
December 31, 2005

1.   Summary of Significant Accounting Policies

Description of Business

Websense, Inc. (“Websense” or the “Company”) commenced operations in 1994. The Company provides employee internet management (EIM) and web security software products that enable organizations to reduce the risks associated with web-based malicious attacks, spyware and phishing, as well as to analyze, report and manage how their employees use computing resources, including internet access, instant messaging (IM), peer-to-peer file sharing, network bandwidth and software applications. The Company’s Websense Enterprise solution supports an organization’s efforts to enhance security, improve employee productivity, mitigate potential legal liability and conserve network bandwidth.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year reclassifications have been made for consistent presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the United Kingdom, Japan, Ireland, Australia, France, Germany, Brazil and Italy. Significant intercompany accounts and transactions have been eliminated in consolidation. Activities performed by the subsidiaries are a direct and integral extension of the Company’s primary business.

For the years ended December 31, 2005, 2004 and 2003, the Company’s billings were primarily denominated in its functional currency, which is the U.S. dollar. As such, the Company has not recorded foreign currency translation gains or losses. However, the Company incurred foreign currency transaction losses of $32,000, $76,000 and $57,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Revenue Recognition

The Company has adopted American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition (SOP No. 97-2) as amended by SOP No. 98-9, as well as Staff Accounting Bulletin No. 104, Revenue Recognition, as issued by the Securities and Exchange Commission. These statements and bulletin provide guidance for recognizing revenue related to sales by software vendors.

The Company sells Websense Enterprise on a subscription basis. A subscription is generally 12, 24 or 36 months in duration and for a fixed number of users. Other services such as upgrades/enhancements and standard post-contract technical support services are sold together with Websense Enterprise and provided throughout the subscription term. The Company recognizes revenue on a monthly straight-line basis, commencing with the month the subscription begins, over the term of the subscription agreement

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

1.   Summary of Significant Accounting Policies (Continued)

provided collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, the Company electronically delivers access codes to users and then promptly invoices customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30-60 days of invoicing.

The Company records amounts billed to customers in excess of recognizable revenue as deferred revenue in the accompanying balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of ninety days or less when purchased to be cash equivalents. The Company generally invests its excess cash in fixed income obligations with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified if necessary to take advantage of trends in yields and interest rates. The Company has not experienced any losses on its cash and cash equivalents.

Marketable Securities

Marketable securities at December 31, 2005 consist of tax-exempt auction rate notes and municipal bonds. The Company currently classifies all investment securities as available for sale. Securities classified as available for sale are reported at fair value, adjusted for other than temporary declines in value. The Company records other than temporary declines in value to earnings as realized losses. Unrealized holding gains and losses on securities available for sale are reported as a net amount in a separate component of stockholders’ equity until realized. Realized gains and losses are recorded based on the specific identification method.

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

Interest on Cash and Marketable Securities

The Company’s interest on cash and marketable securities, included as a component of other income, net, is $6.1 million, $2.5 million and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Disclosures About Fair Value of Financial Instruments

The fair values of investment securities have been determined using values supplied by an independent pricing service and are disclosed together with carrying amounts in Note 2. The carrying value

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

1.   Summary of Significant Accounting Policies (Continued)

of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values.

Foreign Currency Hedges

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

Beginning in 2004, the Company has utilized foreign currency forward contracts. Beginning in 2005, the Company also started to utilize zero-cost collar contracts to hedge anticipated British Pound expenses. All such contracts entered into were designated as either fair value hedges or cash flow hedges and were considered effective, where desired, as defined by SFAS No. 133, as amended. None of the contracts were terminated prior to settlement. Net realized losses related to these contracts settled during the year are included in other income, net in the accompanying consolidated income statements and amounted to $195,000 and $186,000 in 2005 and 2004, respectively.

As of December 31, 2005 and 2004, the Company had committed to foreign currency forward contracts in the Euro, with a notional amount of $4.0 and $0.4 million, respectively. The Company’s Euro commitment represents 3.4 and 0.3 million Euros at a weighted average forward rate of 1.184 and 1.329, respectively. Euro commitments at December 31, 2005 were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not desired. Euro commitments at December 31, 2004 were designated as cash flow hedges and determined effective. The fair value of these forward contracts was $4.0 and $0.4 million at December 31, 2005 and 2004. All of the foreign currency forward contracts will be settled before March 31, 2006. Realized gains or losses related to the settlements, if any, will be recorded in other income, net at the time of settlement.

As of December 31, 2005, the Company had committed to zero-cost collar contracts in the British Pound, with a notional amount of $4.3 million. As of December 31, 2004, the Company had committed to foreign currency forward contracts in the British Pound, with a notional amount of $0.6 million. All of these contracts were designated as cash flow hedges and were determined effective as of December 31, 2005 and 2004. The fair value of these zero-cost collar and foreign currency forward contracts was $4.2 and $0.6 million at December 31, 2005 and 2004, respectively. All of the zero-cost collar contracts will be settled before June 30, 2006. Realized gains and losses related to the settlements, if any, will be recorded in all operating categories the Company hedges its British Pound expenditures against.

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

1.   Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk

The Company sells its products to customers primarily in the United States, Canada, Europe, Asia, Australia, and Latin America. The Company maintains a reserve for potential credit losses and historically such losses have been within management’s estimates.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of three to seven years.

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

The Company accounts for internally developed computer software costs, incurred in the application stage, in accordance with SOP No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. There have been no such costs capitalized to date as the costs incurred for internally developed computer software have not been significant.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2005, 2004 and 2003 were $4.8 million, $4.1 million and $3.4 million, respectively.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, issued in December 2002, requires the use of option valuation models for traded options that were not developed for use in valuing employee stock options which have vesting restrictions and are not traded. Under APB No. 25, when the exercise price of the Company’s employee stock options is not less than the fair value for the underlying stock on the date of grant, no compensation expense is recognized. At the time stock options were granted, the Company believed that the exercise price was at a price not less than the fair value of the underlying common stock. In conjunction with the Company’s initial public offering, the Company reviewed its exercise prices and arrived at the deemed fair value for each option grant during 1999. With respect to the 3,220,500 options granted during 1999 and through March 27, 2000, the Company recorded deferred compensation of $5.4 million for the difference between the exercise price per share and the deemed fair value per share at the grant date. The approximate weighted-average exercise price per share and the approximate weighted-average deemed fair value per share for the options

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

1.   Summary of Significant Accounting Policies (Continued)

was $1.64 and $3.31, respectively. Deferred stock compensation was recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation FIN No. 28 over the vesting period of the related options, generally four years. Deferred stock compensation was fully amortized as of December 31, 2003.

Pro forma information regarding net income is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company has accounted for its employee stock options and employee stock purchase plan under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

The pro forma effects of stock-based compensation on net income and net income per share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Stock Options			Employee Stock Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2005	2004	2003	2005	2004	2003
Average expected life (years)	4.88	5.00	5.00	1.25	1.25	1.25
Average expected volatility factor	44.16%	52.06%	98.94%	44.57%	59.30%	86.75%
Average risk-free interest rate	3.99%	3.39%	2.53%	3.63%	2.15%	1.36%
Average expected dividend yield	—	—	—	—	—	—

The Company’s adjusted pro forma information is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net income as reported	$38,768	$26,176	$16,688
Add: Stock-based employee compensation cost included in net income as reported, net of tax(1),(2)	—	—	51
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax(2)	(10,794)	(9,700)	(9,185)
Pro forma net income	$27,974	$16,476	$7,554
Basic net income per share as reported	$1.63	$1.13	$0.76
Pro forma basic net income per share	$1.18	$0.71	$0.34
Diluted net income per share as reported	$1.58	$1.09	$0.73
Pro forma diluted net income per share	$1.14	$0.68	$0.33

(1)          The Company was recognizing deferred stock-based compensation expense on the deemed fair value of options granted prior to the initial public offering in March 2000. This expense was amortized on an accelerated basis, in accordance with FIN No. 28, over approximately a four-year period, which began in March 2000 and ended in December 2003.

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

1.   Summary of Significant Accounting Policies (Continued)

(2)          The Company had an effective tax rate of approximately 36%, 36% and 38% in 2005, 2004 and 2003, respectively.

For purposes of pro forma disclosures, the estimated fair value is amortized to expense ratably over the options vesting period. The effect of applying SFAS No. 123, as amended by SFAS No. 148, for purposes of providing pro forma disclosures may not be representative of the effects on the Company’s operating results in future years.

The appropriate volatility factor for stock options and for the Employee Stock Purchase Plan is the estimated future volatility of the Company’s stock over the expected life of the options. Prior to the fourth quarter of 2005, the Company estimated the volatility factors for stock options, and for the Employee Stock Purchase Plan using the historical volatility of the Company’s stock only. Beginning in the fourth quarter of 2005, the Company estimated the volatility factors for both the Company’s stock options and for the Company’s Employee Stock Purchase Plan using a blended formula that considers both the historical volatility of the Company’s stock as well as the implied volatility of the Company’s stock based on publicly traded options, which the Company believes provides a more accurate estimate of expected volatility factors over the life of the options.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which will be effective in the Company’s first quarter of fiscal 2006. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with APB No. 25 and, as such, generally recognizes no compensation cost for employee stock option grants or the discounts the Company provides under its employee stock purchase plans. Under the new rules, commencing with the Company’s first quarter of fiscal 2006, the Company is required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards; this will lead to additional compensation expense of approximately $5.0 million, thereby reducing net income and earnings per share. Had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described above, with additional compensation expense of approximately $16.7 million in 2005. The fourth quarter of 2005 alone represents approximately $4.4 million. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. This requirement will reduce the Company’s net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future, however, the amount of operating cash flows recognized in 2005, 2004 and 2003 for such tax deductions were $19.7 million, $13.9 million and $7.0 million, respectively. However, overall, the Company’s cash flows will be unaffected.

Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

1.   Summary of Significant Accounting Policies (Continued)

losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive income for the years ended December 31, 2005, 2004 and 2003 was $38.6 million, $25.7 million and $16.2 million, respectively. The difference from reported net income, in the years ended December 31, 2005, 2004 and 2003 is due to the changes in unrealized loss on marketable securities of ($112,000), ($442,000) and ($461,000), respectively, and to the changes in unrealized gain (loss) on the fair market valuation of foreign currency forward contracts of ($93,000), $8,000 and $0, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2005	2004
Unrealized loss on marketable securities	$539	$427
Unrealized loss on fair market valuation of foreign currency contracts	85	(8)
	$624	$419

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

Dilutive securities include options, warrants and preferred stock as if converted and restricted stock subject to vesting. In 2005, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options totaled 852,000. Potentially dilutive securities totaling 106,000, 201,000 and 1,376,000 for the years ended December 31, 2005, 2004 and 2003, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect as a result of stock options which have exercise prices greater than the average market price of the common shares.

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

1.   Summary of Significant Accounting Policies (Continued)

The following is a reconciliation of numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
For the Years Ended:
December 31, 2005:
Basic EPS	$38,768	23,746	$1.63
Effect of options	—	852	(0.05)
Diluted EPS	$38,768	24,598	$1.58
December 31, 2004:
Basic EPS	$26,176	23,080	$1.13
Effect of options	—	1,034	(0.04)
Diluted EPS	$26,176	24,114	$1.09
December 31, 2003:
Basic EPS	$16,688	22,038	$0.76
Effect of options	—	938	(0.03)
Diluted EPS	$16,688	22,976	$0.73

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

Recently Issued Accounting Standards

Beyond the adoption of SFAS No. 123R in the Company’s first quarter of fiscal 2006, as described above under “Stock-Based Compensation”, the Company does not expect any recently issued accounting standards to have a material impact on the results of its operations in the foreseeable future.

2.   Marketable Securities

Investments in marketable securities consisted of the following at December 31, 2005 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Auction Rate Notes	$66,469	$—	$—	$66,469
Municipal Bonds	192,830	—	(539)	192,291
	$259,299	$—	$(539)	$258,760

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

2.   Marketable Securities (Continued)

Investments in marketable securities consisted of the following at December 31, 2004 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Auction Rate Notes	$68,101	$—	$—	$68,101
Municipal Bonds	137,236	—	(427)	136,809
	$205,337	$—	$(427)	$204,910

The amortized cost and estimated fair value of the securities at December 31, 2005 and 2004, by contractual maturity, are shown below (in thousands).

	2005		2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within 1 year	$230,677	$230,299	$155,537	$155,346
Due between 1 and 3 years	28,622	28,461	49,800	49,564
	$259,299	$258,760	$205,337	$204,910

Realized gains (losses) from investments in marketable securities for the years ended 2005, 2004 and 2003 were ($5,000), $4,000 and $194,000, respectively.

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

3.   Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated	December 31,
	Useful Lives	2005	2004
Computer hardware and software	3 years	$14,756	$11,563
Office furniture and equipment	3-7 years	2,452	2,097
Other equipment	3 years	590	539
		17,798	14,199
Accumulated depreciation		(12,875)	(10,244)
		$4,923	$3,955

Depreciation expense for 2005, 2004 and 2003 was $2.6 million, $2.3 million and $2.0 million, respectively.

4.   Geographic Information

The following illustrates revenues attributed to customers located in the Company’s country of domicile (the United States) and those attributed to foreign customers (in thousands):

	Years Ended December 31,
	2005	2004	2003
United States	$99,589	$75,891	$56,006
Europe, Middle East and Africa	33,429	23,831	16,932
Asia/Pacific	6,124	4,861	4,045
Canada and Latin America	9,494	7,276	4,751
	$148,636	$111,859	$81,734

The United Kingdom represented $14.2 million, $10.1 million and $7.4 million of total revenue for the years ended 2005, 2004 and 2003, respectively. No other foreign country represented more than 5% of total revenue.

5.   Deferred Revenue

The Company expects to recognize revenues related to subscriptions in existence as of December 31, 2005 as follows (in thousands):

Years Ending December 31:
2006	$119,118
2007	43,982
2008 and thereafter	16,825
$179,925

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

6.   Commitments and Guarantees

The Company leases its facilities and certain equipment under non-cancelable operating leases, which expire at various dates through December 2008. The facilities leases contain renewal options and are subject to cost increases.

Future minimum annual payments under non-cancelable operating leases and software licenses at December 31, 2005 are as follows (in thousands):

	Operating Leases	Software Licenses	Total
Years Ending December 31:
2006	$1,889	$314	$2,203
2007	1,937	79	2,016
2008	325	—	325
	$4,151	$393	$4,544

Rent expense totaled $3.9 million, $2.8 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

FIN No. 45, Guarantees of Indebtedness of Others (FIN No. 45), elaborates on previously existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties, indemnifications or to guarantees accounted for as derivatives.

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products. The Company evaluates estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FIN No. 45. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in its financial statements.

7.   Stockholders’ Equity

Warrants

In connection with the Company’s Series B convertible preferred stock offering between June and September 1999, the Company issued warrants to purchase 62,500 shares of common stock for $3.00 per share to financial consultants. The warrants were exercisable in whole or in part at any time and from time to time until their expiration. In April 2000, warrants to purchase 4,688 shares of common stock were exercised. In November 2001, warrants to purchase 23,437 shares of common stock were exercised. In July 2003, April 2004 and July 2004, warrants to purchase 4,000, 9,375 and 21,000 shares of common stock

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

7.   Stockholders’ Equity (Continued)

were exercised, which resulted in 3,406, 8,467 and 19,287 shares of common stock being issued, respectively, due to the cashless exercise of these warrants. At the end of 2004, all warrants had been exercised.

Stock Option Plan

In May 1998, the Company’s Board of Directors elected to replace the 1997 Stock Option/Stock Issuance Plan with the 1998 Stock Option/Stock Issuance Plan (1998 Stock Plan) under which 4,600,000 shares of the Company’s common stock were authorized for future issuance, and reserved for purchase upon exercise of options granted. The 1998 Stock Plan provided for the grant of incentive and non-statutory options and issuances of common stock to employees and directors.

The Board of Directors replaced the 1998 Stock Plan with the Amended and Restated 2000 Stock Incentive Plan (2000 Plan) under which 4,500,000 shares of the Company’s common stock were initially authorized for future issuance, and reserved for purchase upon exercise of options granted. In addition, the 2000 Plan provides for automatic annual increases in the number of shares authorized and reserved for issuance thereunder (beginning in 2001) equal to the lesser of (i) 4% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 1,500,000 shares. At December 31, 2005, a total of 8,820,233 shares have been authorized and reserved for issuance under the 2000 Plan of which 793,240 remain available for grant.

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

The exercise price of incentive stock options must equal at least the fair value on the date of grant and the exercise price of non-statutory stock options and the issuance price of common stock under the stock issuance program may be no less than 85% of the fair value on the date of grant or issuance. Through April 2005, the option grants were generally exercisable for a period of ten years, and beginning in May 2005, the option grants are generally exercisable for a period of seven years after the date of grant and generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months. Unvested common shares obtained through early exercise of options are subject to repurchase by the Company at the original issue price. To date, only non-statutory options have been granted under the 2000 Plan.

In 2002, the Company issued options as an incentive for certain persons to commence employment that were not covered under the 2000 Plan. In accordance with Section 4350(i) of the NASD Marketplace Rules for the Nasdaq Stock Market, in 2002 the Company issued 177,000 such options, which have substantially the same terms as options issued under the 2000 Plan.

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

7.   Stockholders’ Equity (Continued)

The following table summarizes stock option activity under the 1998 and 2000 Stock Plans and options issued in 2002 not covered under a formal plan and related information:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2002	4,262,836	$14.39
Granted	971,750	17.45
Exercised	(952,391)	4.97
Cancelled	(347,119)	21.82
Balance at December 31, 2003	3,935,076	16.77
Granted	976,000	37.26
Exercised	(1,473,028)	13.46
Cancelled	(321,468)	22.28
Balance at December 31, 2004	3,116,580	24.18
Granted	1,019,500	52.40
Exercised	(1,217,756)	20.21
Cancelled	(310,976)	35.53
Balance at December 31, 2005	2,607,348	35.72

The following table summarizes all options outstanding and exercisable by price range as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average			Weighted
		Remaining	Weighted		Average
Range of	Number of	Contractual Life	Average	Number of	Exercise
Exercise Prices	Shares	In Years	Exercise Price	Shares	Price
$ 0.20-$18.50	548,332	5.99	$13.17	386,988	$12.64
$18.81-$32.23	536,010	6.88	26.29	342,475	26.95
$32.27-$45.50	523,631	8.53	37.06	125,270	36.87
$46.01-$51.25	629,925	7.04	50.12	4,538	50.15
$51.37-$67.52	369,450	7.81	56.43	8,688	52.12
	2,607,348	7.19	35.72	867,959	22.38

The weighted average fair value of options granted during 2005, 2004 and 2003 was $22.76, $17.98 and $13.03 per share, respectively.

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

7.   Stockholders’ Equity (Continued)

The following table summarizes the shares reserved for future grants:

Shares reserved for future grants at December 31, 2002	72,729
Shares reserved for future grants during 2003 based on the automatic increase in shares authorized	869,375
Shares granted during 2003	(971,750)
Shares cancelled during 2003	347,119
Shares reserved for future grants at December 31, 2003	317,473
Shares reserved for future grants during 2004 based on the automatic increase in shares authorized	897,796
Shares granted during 2004	(976,000)
Shares cancelled during 2004	321,468
Shares reserved for future grants at December 31, 2004	560,737
Shares reserved for future grants during 2005 based on the automatic increase in shares authorized	941,027
Shares granted during 2005	(1,019,500)
Shares cancelled during 2004	310,976
Shares reserved for future grants at December 31, 2005	793,240

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

Shares reserved for issuance at December 31, 2002	420,679
Shares reserved for issuance during 2003 based on the automatic increase in shares authorized	217,344
Shares issued during 2003	(150,739)
Shares reserved for issuance at December 31, 2003	487,284
Shares reserved for issuance during 2004 based on the automatic increase in shares authorized	224,449
Shares issued during 2004	(189,988)
Shares reserved for issuance at December 31, 2004	521,745
Shares reserved for issuance during 2005 based on the automatic increase in shares authorized	235,257
Shares issued during 2005	(156,799)
Shares reserved for issuance at December 31, 2005	600,203

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

7.   Stockholders’ Equity (Continued)

Unless otherwise determined by the Board or precluded by laws of foreign jurisdictions, employees are eligible to participate in the purchase plan provided they are employed for at least 20 hours per week and are customarily employed for at least five months per calendar year. Employees who participate in an offering may have up to 15% of their earnings withheld pursuant to the purchase plan. The amount withheld is then used to purchase shares of common stock on specified dates. The price of common stock purchased pursuant to the plan will be equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance as of December 31, 2005:

Stock options:
Granted and outstanding.	2,607,348
Reserved for future grants	793,240
Employee Stock Purchase Plan:
Reserved for future issuance	600,203
Total:	4,000,791

Treasury Stock

On April 3, 2003, the Company announced that its Board authorized a stock repurchase program of up to 2 million shares of its common stock. On August 15, 2005, the Company announced that its Board increased the size of the stock repurchase program by an additional 2 million shares, for a total program size of up to 4 million shares. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of December 31, 2005, the Company had repurchased 1,935,030 shares of its common stock under this program, for an aggregate of $79.0 million at an average price of $40.83 per share.

As of December 31, 2004, the Company had retired all 1,006,000 shares of its common stock that had been repurchased prior to that date. No shares of common stock that were repurchased during 2005 were retired. In accordance with APB No. 6, Status of Accounting Research Bulletins, the treasury stock retirement was effected by reducing the following on the Company’s Consolidated Balance Sheets: treasury stock by $30.7 million, common stock by $0.1 million, additional paid-in capital by $6.4 million and retained earnings by $24.2 million. There was no effect to the Company’s overall equity position as a result of the retirement.

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

8.   Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Income before income taxes
United States	$50,321	$36,712	$26,551
Foreign	9,790	4,270	532
Total	$60,111	$40,982	$27,083

The provision for income taxes is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Current
Federal	$19,590	$12,535	$10,103
Foreign	1,909	759	401
State	2,945	2,160	1,864
	24,444	15,454	12,368
Deferred
Federal	(2,750)	(367)	(1,735)
Foreign	(232)	—	—
State	(119)	(281)	(238)
	(3,101)	(648)	(1,973)
Income tax expense	$21,343	$14,806	$10,395

The reconciliation of income tax computed at the federal statutory rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2005	2004	2003
Statutory Rate	35.0%	35.0%	35.0%
Foreign tax	(2.3)	(0.9)	0.1
State tax	4.8	5.5	5.9
Valuation allowance	(0.4)	(0.9)	(0.1)
Credits	(0.4)	(1.7)	(1.2)
Tax-exempt interest	(2.9)	(2.1)	(0.8)
Other	1.7	1.2	(0.5)
	35.5%	36.1%	38.4%

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

8.      Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows:

	2005	2004
	(In thousands)
Deferred tax assets
Tax credit carryforwards	$2,516	$2,306
Deferred revenue	17,410	14,415
Foreign deferred taxes	778	103
Other	1,658	1,332
Total deferred tax assets	22,362	18,156
Valuation allowance for deferred tax assets	(547)	(103)
Net deferred taxes	$21,815	$18,053

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Periodically, management reassesses the need for a valuation allowance. At December 31, 2005, the valuation allowance related to net operating losses generated in 2004 and 2005 by the Company’s wholly-owned subsidiary in the United Kingdom. These losses are the result of stock option deductions and therefore, when the losses are utilized in the future, the tax benefit will be credited to paid in capital rather than the provision for income taxes.

As of December 31, 2005, the Company has federal and California research and development tax credit carryforwards of approximately $1.7 million and $1.3 million, respectively. These credits will begin to expire in 2023 unless previously utilized.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, use of the Company’s tax credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period. Based on IRC Sections 382 and 383, management believes that a change in ownership may have occurred. However, management does not believe that such change would have a significant impact on the Company’s ability to utilize its tax credit carryforwards.

As of December 31, 2005, the Company had approximately $7.6 million of undistributed earnings related to its foreign subsidiaries. Management believes that these earnings will be indefinitely reinvested in foreign jurisdictions; accordingly, the Company has not provided for U.S. federal income taxes related to these earnings. However, upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. It is estimated that the total tax liability, reduced by anticipated foreign tax credits, upon such a distribution would be approximately $1.6 million.

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

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

9.      Employee Retirement Plan

Effective May 1, 1997, the Company established a 401(k) defined contribution retirement plan (401(k) Plan) covering substantially all employees. The 401(k) Plan provides for voluntary employee contributions from 1% to 50% of annual compensation, as defined, and did not provide for matching contributions from the Company as of December 31, 2003. In January 2004, the Company’s Board of Directors approved a discretionary employer matching contribution of 25% for each employee deferral contribution made during the plan year, up to 6% of the participant’s compensation. The amount of employer expenses including the employer match contributed to the 401(k) Plan during the years ended December 31, 2005 and 2004 were $430,000 and $369,000, respectively.

10.   Subsequent Events

On January 9, 2006, the Company entered into an employment agreement with Gene Hodges (the “Agreement”). Pursuant to the Agreement, Mr. Hodges agreed to serve as President and Chief Executive Officer of the Company, reporting to its Board of Directors, with employment commencing on a full-time basis on January 9, 2006, and continuing at will until either party gives notice of termination. At the Company’s January 24, 2006 Board of Directors meeting, the Board increased the number of authorized directors to seven and appointed Mr. Hodges as a director on the Board to fill the vacancy created by the increase.

As an inducement for Mr. Hodges to join the Company, Mr. Hodges was granted non-qualified stock options to purchase 600,000 shares of common stock outside the Company’s Amended and Restated 2000 Stock Incentive Plan. The option exercise price is equal to the closing price of the Company’s common stock on the first date of Mr. Hodges’ employment. The options will vest over four to seven year periods in accordance with pre-determined vesting schedules, provided Mr. Hodges remains employed by the Company, and are subject to partial or full acceleration of vesting under certain circumstances. Additionally, Mr. Hodges was awarded 48,000 restricted stock units pursuant to the Company’s Amended and Restated 2000 Stock Incentive Plan. The restricted stock units vest equally over four years, provided Mr. Hodges remains employed by the Company, and are subject to full acceleration of vesting under certain circumstances.

On January 31, 2006, the Company announced that the Board of Directors authorized a two-for-one stock split of the Company’s common stock, to be effected in the form of a special dividend of one share of its common stock for each share of its common stock outstanding. The additional shares issued as a result of the stock split will be distributed on or about March 17, 2006 to stockholders of record at the close of business on February 13, 2006.

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

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2005.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders
Websense, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” that Websense, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Websense’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Websense, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Websense, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Websense, Inc. and our report dated February 22, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Diego, California
February 22, 2006

Item 9B.               Other Information.

None

PART III

Item 10.                 Directors and Executive Officers of the Registrant

(a)  Directors.   Information concerning our directors is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 6, 2006.

(b) Executive Officers.   Information concerning our executive officers is set forth under the section captioned “Executive Officers” in Part I of this report.

(c)  Compliance with Section 16(a) of the Exchange Act.   Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 6, 2006.

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

Item 11.                 Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation and Other Information” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 6, 2006.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K concerning security ownership of certain beneficial owners and management is incorporated by reference from the information contained in the section captioned “Ownership of Securities” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 6, 2006.

The following table provides information as of December 31, 2005 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities subject to outstanding options, warrants and rights)
Equity compensation plans approved by security holders(1)	2,542,303	$36.28	1,393,443	(3)
Equity compensation plans not approved by security holders(2)	65,045	$13.84	—
Total	2,607,348	$35.72	1,393,443

(1)          Consists solely of the Amended and Restated 2000 Stock Incentive Plan and the Employee Stock Purchase Plan.

(2)          Consists of 177,000 stock option grants made to certain new employees in 2002 in order to induce them to commence employment with the company, of which 65,045 are outstanding. The outstanding stock options have substantially the same terms as stock options issued under the Amended and Restated 2000 Stock Incentive Plan and have a weighted average exercise price of $13.84 per share.

(3)          Consists of shares available for future issuance under the Employee Stock Purchase Plan and the Amended and Restated 2000 Stock Incentive Plan. As of December 31, 2005, an aggregate of 600,203 shares of Common Stock were available for issuance under the Employee Stock Purchase Plan and 793,240 shares of Common Stock were available for issuance under the Amended and Restated 2000 Stock Incentive Plan. The number of shares of Common Stock available for issuance under the Employee Stock Purchase Plan and the Amended and Restated 2000 Stock Incentive Plan automatically increases on the first trading day of January each calendar year by an amount equal to 1% and 4%, respectively, of the total number of shares of Common Stock outstanding on the last trading day of December in the immediately preceding calendar year but in no event will any such increase exceed 375,000 shares and 1,500,000 shares, respectively, of Common Stock.

Item 13.                 Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Certain Relationships and Related Transactions” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 6, 2006.

Item 14.                 Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Proposal 2: Ratification of Selection of Independent Auditors” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 6, 2006.

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

2.                Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Restated Bylaws
4.1(1)	Specimen Stock Certificate of Websense, Inc.
10.1(1)	Amended and Restated Registration Rights Agreement dated June 9, 1999
10.2(1)	Form of Subscription Agreement regarding Series B Preferred Stock
10.3(1)*	Employment Agreement by and between Websense, Inc. and John B. Carrington, dated May 10, 1999
10.4*	Amendment to Employment Agreement by and between Websense, Inc. and John B. Carrington, dated January 24, 2006
10.5(1)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999
10.6*	Amendment to Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated January 24, 2006
10.7(2)*	Employment Agreement by and between Websense, Inc. and Gene Hodges, dated January 9, 2006
10.8(1)*	1998 Equity Incentive Plan
10.9(1)*	Standard Terms and Conditions Relating to Incentive Stock Option Under the 1998 Equity Incentive Plan
10.10*	Amended and Restated 2000 Stock Incentive Plan
10.11(1)*	2000 Stock Incentive Plan, Notice of Grant of Stock Option
10.12(1)*	2000 Stock Incentive Plan, Form of Incentive Stock Option Agreement
10.13*	2000 Stock Incentive Plan, Form of Deferred Issuance Stock Issuance Agreement
10.14(1)*	2000 Employee Stock Purchase Plan
10.15*	Form of Non-Plan Inducement Stock Option Agreement for Gene Hodges dated January 9, 2006
10.16(1)	Form of Indemnification Agreement between Websense, Inc. and its directors
10.17(1)	Form of Indemnification Agreement between Websense, Inc. and its officers
10.18(3)*	Officers’ Bonus Term Sheet
10.19(3)*	Non-Employee Directors Compensation Term Sheet
10.20(4)

Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002; First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002; Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003.

10.21(5)	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004.

10.22	Fourth Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated March 24, 2005
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the united States Code

*                    Indicates management contract or compensatory plan or arrangement.

(1)          Previously filed as an exhibit to our Registration Statement on Form S-1 (Registration No. 333-95619) and incorporated herein by reference.

(2)          Previously filed as an exhibit to our Form 8-K filed on January 11, 2006 and incorporated herein by reference.

(3)          Previously filed as an exhibit to our Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

(4)          Previously filed as an exhibit to our Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

(5)          Previously filed as an exhibit to our Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference.

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

Signature	Title	Date
/s/ GENE HODGES	Director, President and Chief Executive Officer	March 1, 2006
Gene Hodges	(principal executive officer)
/s/ DOUGLAS C. WRIDE	Chief Financial Officer (principal financial	March 1, 2006
Douglas C. Wride	and accounting officer)
/s/ JOHN B. CARRINGTON		March 1, 2006
John B. Carrington	Chairman of the Board
/s/ MARK ST.CLARE		March 1, 2006
Mark St.Clare	Director
/s/ BRUCE T. COLEMAN		March 1, 2006
Bruce T. Coleman	Director
/s/ JOHN SCHAEFER		March 1, 2006
John Schaefer	Director
/s/ GARY E. SUTTON		March 1, 2006
Gary E. Sutton	Director
/s/ PETER WALLER		March 1, 2006
Peter Waller	Director

Schedule II—VALUATION AND QUALIFYING ACCOUNTS
WEBSENSE, INC.
(In thousands)

A	B	C			D		E
		Additions
Description	Balance at beginning of period	Charged to Costs and Expenses	Charged to Other Accounts- Describe		Deductions- Describe		Balance at End of Period
YEAR ENDED DECEMBER 31, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$180	—	$700	(2)	$355	(1)	$525
YEAR ENDED DECEMBER 31, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$525	—	$975	(2)	$360	(1)	$1,140
YEAR ENDED DECEMBER 31, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,140	—	$825	(2)	$505	(1)	$1,460

(1)          Uncollectible accounts written off, net of recoveries.

(2)          Amount represents reserve recorded as a reduction of deferred revenue and represents customer balances deemed uncollectible. The reserve is amortized as a reduction of revenue over the average life of all subscriptions.

 EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Restated Bylaws
4.1(1)	Specimen Stock Certificate of Websense, Inc.
10.1(1)	Amended and Restated Registration Rights Agreement dated June 9, 1999
10.2(1)	Form of Subscription Agreement regarding Series B Preferred Stock
10.3(1)*	Employment Agreement by and between Websense, Inc. and John B. Carrington, dated May 10, 1999
10.4*	Amendment to Employment Agreement by and between Websense, Inc. and John B. Carrington, dated January 24, 2006
10.5(1)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999
10.6*	Amendment to Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated January 24, 2006
10.7(2)*	Employment Agreement by and between Websense, Inc. and Gene Hodges, dated January 9, 2006
10.8(1)*	1998 Equity Incentive Plan
10.9(1)*	Standard Terms and Conditions Relating to Incentive Stock Option Under the 1998 Equity Incentive Plan
10.10*	Amended and Restated 2000 Stock Incentive Plan
10.11(1)*	2000 Stock Incentive Plan, Notice of Grant of Stock Option
10.12(1)*	2000 Stock Incentive Plan, Form of Incentive Stock Option Agreement
10.13*	2000 Stock Incentive Plan, Form of Deferred Issuance Stock Issuance Agreement
10.14(1)*	2000 Employee Stock Purchase Plan
10.15*	Form of Non-Plan Inducement Stock Option Agreement for Gene Hodges dated January 9, 2006
10.16(1)	Form of Indemnification Agreement between Websense, Inc. and its directors
10.17(1)	Form of Indemnification Agreement between Websense, Inc. and its officers
10.18(3)*	Officers’ Bonus Term Sheet
10.19(3)*	Non-Employee Directors Compensation Term Sheet
10.20(4)

Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002; First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002; Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003.

10.21(5)	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004.
10.22	Fourth Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated March 24, 2005
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the united States Code

*                    Indicates management contract or compensatory plan or arrangement.

(1)          Previously filed as an exhibit to our Registration Statement on Form S-1 (Registration No. 333-95619) and incorporated herein by reference.

(2)          Previously filed as an exhibit to our Form 8-K filed on January 11, 2006 and incorporated herein by reference.

(3)          Previously filed as an exhibit to our Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

(4)          Previously filed as an exhibit to our Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

(5)          Previously filed as an exhibit to our Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference.