Form 10-Q
period 2006-03-31
WEBSENSE INC
filed 2006-05-10
CIK 1098277

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non –Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $.005 par value, as of April 28, 2006 was 47,986,014.

Websense, Inc.

Form 10-Q

For the Period Ended March 31, 2006

i

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets

(Unaudited and in thousands)

	March 31, 2006	December 31, 2005
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$20,491	$61,629
Marketable securities	327,871	258,760
Accounts receivable, net of allowance for doubtful accounts	30,365	50,570
Prepaid income taxes	1,970	1,962
Current portion of deferred income taxes	15,772	15,772
Other current assets	3,441	3,467
Total current assets	399,910	392,160

Property and equipment, net.	5,439	4,923
Deferred income taxes, less current portion	7,243	6,043
Deposits and other assets	573	549
Total assets	$413,165	$403,675

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,252	$2,073
Accrued payroll and related benefits	7,632	8,476
Other accrued expenses	6,165	5,085
Income taxes payable	6,246	2,305
Current portion of deferred revenue	117,738	119,118
Total current liabilities	139,033	137,057

Deferred revenue, less current portion	58,787	60,807

Stockholders’ equity:
Common stock	251	249
Additional paid-in capital	208,076	198,077
Treasury stock	(57,244)	(48,340)
Retained earnings	64,648	56,449
Accumulated other comprehensive loss	(386)	(624)
Total stockholders’ equity	215,345	205,811

Total liabilities and stockholders’ equity	$413,165	$403,675

See accompanying notes.

Websense, Inc.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2006	2005

Revenue	$42,434	34,182

Cost of revenue	3,378	2,500

Gross margin	39,056	31,682

Operating expenses:
Selling and marketing	18,014	12,328
Research and development	5,443	4,024
General and administrative	5,208	2,871
Total operating expenses	28,665	19,223

Income from operations	10,391	12,459

Other income, net	2,635	954

Income before income taxes	13,026	13,413

Provision for income taxes	4,827	4,801

Net income	$8,199	$8,612

Net income per share:

Basic net income per share	$0.17	$0.18
Diluted net income per share	$0.17	$0.17
Weighted average shares – basic	47,948	47,345
Weighted average shares – diluted	49,047	49,483

See accompanying notes. Specifically, Note 5 details the amount of share-based compensation included in net income for the three months ended March 31, 2006.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

	Common stock		Additional	Treasury	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	paid-in capital	stock	earnings	loss	equity

Balance at December 31, 2005	47,942	$249	$198,077	$(48,340)	$56,449	$(624)	$205,811
Issuance of common stock upon exercise of options	304	2	3,676	—	—	—	3,678
Share-based compensation expense	—	—	4,740	—	—	—	4,740
Excess tax benefit of share-based compensation	—	—	1,583	—	—	—	1,583
Purchase of treasury stock	(300)	—	—	(8,904)	—	—	(8,904)
Net income	—	—	—	—	8,199	—	8,199
Net change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	179	179
Net change in unrealized gain (loss) on fair market valuation of foreign currency contracts, net of tax	—	—	—	—	—	59	59
Comprehensive income							8,437
Balance at March 31, 2006	47,946	$251	$208,076	$(57,244)	$64,648	$(386)	$215,345

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Operating activities:
Net income	$8,199	$8,612

Adjustments to reconcile net income to net cashprovided by operating activities:
Depreciation	761	603
Share-based compensation	4,740	—
Deferred revenue	(3,400)	1,291
Unrealized gain (loss) on foreign exchange contracts	59	(18)
Tax benefit from exercise of stock options	—	5,082
Excess tax benefit from share-based compensation	(1,583)	—
Changes in operating assets and liabilities:
Accounts receivable	20,205	11,910
Prepaid income taxes	(8)	(516)
Other current assets	26	(1,640)
Deposits and other assets	(24)	1
Deferred income taxes	(1,200)	—
Accounts payable	(821)	647
Accrued payroll and related benefits	(844)	(635)
Other accrued expenses	1,080	594
Income taxes payable	5,524	(91)
Net cash provided by operating activities	32,714	25,840

Investing activities:
Purchases of property and equipment	(1,277)	(822)
Purchases of marketable securities	(233,277)	(59,119)
Maturities of marketable securities	164,345	40,135
Sales of marketable securities	—	1,042
Net cash used in investing activities	(70,209)	(18,764)

Financing activities:
Proceeds from exercise of stock options	3,678	6,149
Excess tax benefit from share-based compensation	1,583	—
Purchases of treasury stock	(8,904)	(7,078)
Net cash used in financing activities	(3,643)	(929)

Increase /(decrease) in cash and cash equivalents	(41,138)	6,147

Cash and cash equivalents at beginning of period	61,629	38,878

Cash and cash equivalents at end of period	$20,491	$45,025

Supplemental disclosures of cash flow information:
Income taxes paid	$195	$284
Unrealized loss on marketable securities	$(360)	$(752)

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in Websense, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2. Stock Split

On January 31, 2006, the Company announced that the Board of Directors authorized a two-for-one stock split of the Company’s common stock, to be effected in the form of a special dividend of one share of its common stock for each share of its common stock outstanding. The additional shares issued as a result of the stock split were distributed on March 17, 2006 to stockholders of record at the close of business on February 13, 2006. All prior year share and option amounts included in the accompanying consolidated financial statements and related notes have been restated to reflect the stock split.

3. Net Income Per Share

Websense computes net income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS) (SFAS No. 128). Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares for all periods presented consist of dilutive stock options and restricted stock subject to vesting.

During the quarters ended March 31, 2006 and 2005, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options totaled 1,099,000 and 2,138,000 shares, respectively. Potentially dilutive securities totaling 3,367,000 and 76,000 shares for the quarters ended March 31, 2006 and 2005, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect as a result of stock options which have exercise prices greater than the average market price of the common shares.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
March 31, 2006:
Basic EPS	$8,199	47,948	$0.17
Effect of stock options	—	1,099	0.00
Diluted EPS	$8,199	49,047	$0.17

March 31, 2005:
Basic EPS	$8,612	47,345	$0.18
Effect of stock options	—	2,138	(0.01)
Diluted EPS	$8,612	49,483	$0.17

4. Comprehensive Income

The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005

Net income	$8,199	$8,612
Net change in unrealized gain (loss) on marketable securities, net of tax	179	(325)
Net change in unrealized gain (loss) on fair market valuation of foreign currency contracts, net of tax	59	(18)
Comprehensive income	$8,437	$8,269

Accumulated other comprehensive loss totaled ($386,000) and ($762,000) at March 31, 2006 and March 31, 2005, respectively.

5. Stockholders Equity

Share-Based Compensation

Through December 31, 2005, the Company accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) No. 25 (APB No. 25), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, the Company recorded no share-based employee compensation expense for options granted under its Amended and Restated 2000 Stock Incentive Plan (2000 Plan) or its predecessor plans (or options granted as non-plan inducement options) during the three months ended March 31, 2005 as all other options granted had exercise prices equal to the fair market value of the common stock on the date of grant. The Company also recorded no compensation expense in connection with the Employee Stock Purchase Plan during the three months ended March 31, 2005 as the purchase price of the stock was not less than 85% of the lower of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS No. 148), the Company disclosed net income or loss and net income or loss per share as if the fair value-based method was applied in measuring compensation expense for share-based incentive programs.

Employee Stock Purchase Plan

In February 2000, the Company adopted the 2000 Employee Stock Purchase Plan (Purchase Plan). The Purchase Plan provides for automatic annual increases in the number of shares reserved for issuance thereunder (beginning in 2001) equal to the lesser of (i) 1% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 750,000 shares. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following commencement of the Purchase Plan.

Unless otherwise determined by the Board or precluded by laws of foreign jurisdictions, employees are eligible to participate in the Purchase Plan provided they are employed for at least 20 hours per week and are customarily employed for at least five months per calendar year. Employees who participate in an offering may have up to 15% of their earnings withheld pursuant to the Purchase Plan. The amount withheld is then used to purchase shares of common stock on specified dates. The price of common stock purchased pursuant to the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. At March 31, 2006, 1,679,830 shares were available for issuance under the Purchase Plan.

During the three months ended March 31, 2006 and March 31, 2005, the Company issued no shares under the Purchase Plan as shares are only issued in April and October of each year.

Employee Stock Option Plan

The Amended and Restated 2000 Stock Incentive Plan (2000 Plan) provides for the grant of stock options to the Company’s directors, officers, employees and consultants. The 2000 Plan provides for the grant of incentive and non-statutory stock options, restricted stock units and rights to purchase stock to employees, directors or consultants of the Company. The 2000 Plan provides that incentive stock options will be granted only to employees and are subject to certain limitations as to fair value during a calendar year.

In addition, the 2000 Plan provides for automatic annual increases in the number of shares authorized and reserved for issuance thereunder (beginning in 2001) equal to the lesser of (i) 4% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 3,000,000 shares. At March 31, 2006, a total of 19,558,162 shares have been authorized for issuance under the 2000 Plan, of which 2,955,772 remain available for grant.

The exercise price of incentive stock options must equal at least the fair value on the date of grant and the exercise price of non-statutory stock options and the issuance price of common stock under the stock issuance program may be no less than 85% of the fair value on the date of grant or issuance. Through April 2005, the option grants were generally exercisable for a period of ten years, and beginning in May 2005, the option grants are generally exercisable for a period of seven years after the date of grant and generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months. Unvested common shares obtained through early exercise of stock options are subject to repurchase by the Company at the original issue price. To date, only non-statutory stock options and restricted stock units have been granted under the 2000 Plan. Through March 31, 2006, the Company has granted 96,000 restricted stock units. The unvested restricted stock units have a weighted average grant date fair value of $32.24 and an aggregate intrinsic value of $2.6 million as of March 31, 2006.

In 2002, the Company issued stock options as an incentive for certain persons to commence employment that were not covered under the 2000 Plan. In accordance with Section 4350(i) of the NASD Marketplace Rules for the Nasdaq Stock Market, the Company issued 354,000 such stock options, which have substantially the same terms as stock options issued under the 2000 Plan.

In January 2006, the Company entered into an employment agreement with Gene Hodges to serve as the Company’s President and Chief Executive Officer, reporting to the Company’s Board of Directors, with employment continuing “at will” until either party gives notice of termination. In January 2006, Mr. Hodges was also granted non-qualified stock options to purchase an aggregate of 1,200,000 shares of the Company’s Common Stock outside the Company’s 2000 Plan (the “Options”) with an exercise price per share equal to the fair market value of the Company’s Common Stock on that date. In April 2006, at the request of the Company, Mr. Hodges agreed to the cancellation of the Options and the immediate re-grant under the 2000 Plan of non-qualified stock options to purchase an aggregate of 1,200,000 shares of the Company’s Common Stock with identical option terms, exercise prices, vesting schedules and vesting commencement dates as the original Options. The Company requested the cancellation and re-grant to bring the Options under the 2000 Plan for U.S. federal income tax and accounting reasons and to better align Mr. Hodges’ compensation with stockholder approved limitations on stock option issuances. Mr. Hodges received no income tax or other personal benefit from the cancellation and re-grant.

The following table summarizes stock option activity under the 2000 Plan and the 1,554,000 stock options issued in 2002 and January 2006 not covered under a formal plan and related information:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	5,214,702	$17.86
Granted	1,719,400	32.02
Exercised	(303,842)	12.10
Cancelled/forfeited/expired	(66,996)	20.17
Balance at March 31, 2006	6,563,264	21.81

The weighted average fair value of stock options granted during the three months ended March 31, 2006 was $17.14 per share. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $5.8 million.

The following table summarizes all stock options outstanding and exercisable by price range as of March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.10-$13.58	1,418,627	6.10	$8.33	989,170	$8.08
$13.59-$19.86	1,378,344	7.59	16.75	652,819	15.71
$19.96-$25.63	1,327,226	6.91	24.79	67,732	23.42
$25.69-$31.91	896,467	7.43	28.40	79,743	28.19
$32.24-$33.85	1,542,600	8.00	32.35	—	—

	6,563,264	7.21	21.81	1,789,464	12.34

The Company defines in-the-money stock options at March 31, 2006 as stock options that had exercise prices that were lower than the $27.58 market price of our common stock at that date. The aggregate intrinsic value of all stock options outstanding and in-the-money at March 31, 2006 was $46.4 million. The aggregate intrinsic value of exercisable stock options outstanding and in-the-money at March 31, 2006 was $27.4 million. There were 4.5 million stock options in-the-money at March 31, 2006, of which 1.7 million were exercisable.

The following table shows net income and earnings per share for the three months ended March 31, 2006, which includes share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (SFAS No. 123(R)) (in thousands, except per share amounts):

Three Months Ended
March 31, 2006
Net income	$8,199

Basic net income per share	$0.17

Diluted net income per share	$0.17

The following table illustrates the effect on net income and earnings per share if the Company had expensed share-based compensation in accordance with the provisions of SFAS No. 123 for the three months ended March 31, 2005 (in thousands, except per share amounts):

Three Months Ended
March 31, 2005
Net income as reported	$8,612
Deduct: share-based compensation expense determined under fair value method for all awards, net of tax (1)	(2,388)
Pro forma net income	$6,224

Basic net income per share as reported	$0.18
Pro forma basic net income per share	$0.13

Diluted net income per share as reported	$0.17
Pro forma diluted net income per share	$0.13

(1)  The Company had an effective tax rate of 36% in the three months ended March 31, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, compensation expense that the Company recognized beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods will not be restated. The results for the three months ended March 31, 2006 include share-based compensation expense of $4.7 (excluding tax effects) million in the following expense categories of the consolidated statement of income.

	Three Months Ended
	March 31, 2006	March 31, 2005
Share-based compensation in:
Cost of revenue	$326	$—
Total share-based compensation in cost of revenue	326	—

Selling and marketing	1,951	—
Research and development	841	—
General and administrative	1,622	—
Total share-based compensation in operating expenses	4,414	—
Total share-based compensation	$4,740	$—

At March 31, 2006, there was $60.3 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of approximately 3 years.

The Company estimates the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in the table below. The Company estimates the expected term of options granted based on the history of grants and exercises in the Company’s option database. The Company estimates the volatility of its common stock at the date of grant based on both the historical volatility as well as the implied volatility of publicly traded options on its common stock, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. The Company bases the risk-free interest rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. The Company amortizes the fair value ratably over the vesting period of the awards, which is typically four years. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The Company used the following assumptions to estimate the fair value of stock options granted for the three months ended March 31, 2006 and 2005:

	Stock Options Three Months Ended
	March 31, 2006	March 31, 2005
Average expected life (years)	4.6	5.0
Average expected volatility factor	59.4%	44.1%
Average risk-free interest rate	4.6%	4.2%
Average expected dividend yield	—	—

Treasury Stock

On April 3, 2003, the Company announced that its Board of Directors authorized a stock repurchase program of up to 4 million shares of its common stock. On August 15, 2005, the Company announced that its Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of March 31, 2006, the Company had repurchased 4,170,060 shares of its common stock under this program, for an aggregate of $87.9 million at an average price of $21.08 per share.

As of December 31, 2004, the Company retired all 2,012,000 shares of its common stock that had been repurchased prior to that date. In accordance with APB 6, Status of Accounting Research Bulletins, the treasury stock retirement was effected by reducing the following on the Company’s Consolidated Balance Sheet:  treasury stock by $30.7 million, common stock by $0.1 million, additional paid-in capital by $6.4 million and retained earnings by $24.2 million. There was no effect to the Company’s overall equity position as a result of the retirement.

6. Foreign Currency Hedges

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

During 2005, the Company utilized Euro foreign currency forward contracts and British Pound foreign currency forward contracts. During 2006, the Company utilized Euro foreign currency forward contracts and British Pound zero-cost collar contracts to hedge anticipated expenses. All such contracts entered into were designated as either fair value hedges or cash flow hedges and were considered effective, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended. None of the contracts were terminated prior to settlement. Net realized losses related to the contracts designated as fair value hedges settled during the quarter are included in other income, net, in the accompanying consolidated income statements and amounted to ($47,000) and ($7,000) in the three months ending March 31, 2006 and 2005, respectively. Net realized losses related to the contracts designated as cash flow hedges settled during the quarter are included in the respective operating categories the Company hedges its British Pound expenditures against in the accompanying consolidated income statements and amounted to ($20,000) in the three months ending March 31, 2006. There were no such gains or losses in the three months ended March 31, 2005.

Notional and fair values of the Company’s hedging position at March 31, 2006 and 2005 are presented in the table below (in thousands):

	March 31, 2006			March 31, 2005
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD

Euro	€2,350	$2,835	$2,819	€450	$592	$584
British Pound	£2,550	4,494	4,453	£600	1,142	1,140
Total		$7,329	$7,272		$1,734	$1,724

Euro forward contracts at March 31, 2006 were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not desired. Euro forward contracts at March 31, 2005 were designated as cash flow hedges and determined effective. All Euro contracts will be settled before May 31, 2006. Realized gains or losses related to the settlements, if any, will be recorded in other income, net at the time of settlement.

All British Pound contracts were designated as cash flow hedges and were determined effective as of March 31, 2006 and 2005. All British Pound contracts will be settled before September 30, 2006. Realized gains and losses related to the settlements, if any, will be recorded in the respective operating categories the Company hedges its British Pound expenditures against.

7. Interest on Cash and Marketable Securities

The Company’s interest on cash and marketable securities, included as a component of other income, net, is $2.6 million and $1.0 million for the quarters ended March 31, 2006 and 2005, respectively.

8. Tax Matters

From time to time, the Company is audited by various state, federal, and international authorities relating to tax matters. The Company fully cooperates with all audits, and defends its positions vigorously. The Company’s audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and appeals process. Adjustments, if any, are appropriately recorded in the Company’s financial statements in the period they became probable and estimable.

9. Recently Issued Accounting Standards

On June 1, 2005 the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), which replaces APB No. 20, Accounting Changes (APB No. 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes made in fiscal years beginning after June 1, 2005. The Company's adoption of this new standard in the first quarter of 2006 did not have a material impact on its financial position, results of operations or cash flows.

On February 16, 2006 the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (SFAS No. 155), which amends SFAS No. 133, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard in 2007 to have a material impact on its financial position, results of operations or cash flows.

10. Reclassifications

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

These forward-looking statements are subject to risks and uncertainties, including those risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (our “2005 Annual Report”), that could cause actual results to differ materially from those anticipated as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

Overview

We provide employee internet management (EIM) and web security software products that enable organizations to reduce the risks associated with web-based malicious attacks, spyware, and phishing, as well as analyze, report and manage how their employees use computing resources. At the foundation of our product offering is the Websense Enterprise® software application, which serves as a central policy engine and management and reporting console and enables the extended functionality of our add-on products. Websense Enterprise gives organizations the ability to enhance network security, improve employee productivity, mitigate potential legal liability and conserve network bandwidth by allowing organizations to identify potential risk areas and implement web access and application usage policies that reduce these risks. Over the past 10 years, our products have evolved from software that prevents employees from downloading unacceptable content to products that prevent employee access to the most undesirable and dangerous elements on the internet, such as websites that contain or will download viruses, spyware, keyloggers, phishing exploits and an ever-increasing variety of malicious code.

In 1996, we released our first software product, Websense Internet Screening System. Since that time, we have focused our business on developing and selling EIM and web security solutions. Websense Enterprise and Websense Enterprise – Corporate Edition™ are our core web filtering solutions, providing fully featured web filtering and serving as management platforms for related Websense add-on modules, such as our Premium Groups™, Real Time Security Updates™, Bandwidth Optimizer™, Instant Messaging (IM) Attachment Manager™, Client Policy Manager™ and Remote Filtering. We have also created suites of some of our products to address specific customer needs, such as the Websense Web Security Suite™ and Websense Web Security Suite – Lockdown Edition™. We currently derive all of our revenue from subscriptions to the Websense Enterprise-based solutions and expect this to continue in the future as more offerings are added to the Websense Enterprise platforms. In October 2005, we announced an agreement with Nortel Networks to develop a web content filtering solution to protect GSM/UMTS mobile handsets from receiving and accessing unwanted content. We expect field verification for the mobile handset filtering product to occur in mid 2006.

During the three months ended March 31, 2006, we derived 35% of revenue from international sales, compared with 32% for the three months ended March 31, 2005, with the United Kingdom comprising approximately 10% of our total revenue in both periods. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

We sell Websense Enterprise through both indirect channels and directly. Sales through indirect channels currently account for more than 80% of our revenue, and our strategy is to increase the proportion of our sales made through indirect channels.

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

Revenue Recognition. When a purchase decision is made for Websense Enterprise, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. Other services such as upgrades/enhancements and standard post-contract technical support services are sold together with Websense Enterprise and provided throughout the subscription term. We recognize revenue on a monthly straight-line basis, commencing with the month the subscription begins, over the term of the subscription agreement, provided collectibility is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver access codes to users and then promptly invoice customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers who wish to re-subscribe typically must do so at the then current rates to continue using Websense Enterprise. Our revenue is significantly influenced by new and renewal subscriptions, and a decrease in subscription amounts could negatively impact our future revenue.

Accounting for Share-Based Compensation. Through December 31, 2005, we accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) No. 25 (APB No. 25), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, we recorded no share-based employee compensation expense for options granted under our Amended and Restated 2000 Stock Incentive Plan (2000 Plan) or its predecessor plans (or options granted as non-plan inducement options) during the three months ended March 31, 2005 as all other options granted had exercise prices equal to the fair market value of the common stock on the date of grant. We also recorded no compensation expense in connection with the Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS No. 148), we disclosed net income or loss and net income or loss per share as if the fair value-based method was applied in measuring compensation expense for share-based incentive programs.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, compensation expense that we recognized beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods will not be restated. The results for the three months ended March 31, 2006 include share-based compensation expense of $4.7 million (excluding tax effects). Compensation expense related to share-based awards is generally amortized over the vesting period in the related expense categories of the consolidated statement of income.

At March 31, 2006, there was $60.3 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of approximately 3 years.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions described below. We estimate the expected term of options granted based on the history of grants and exercises in our option database. We estimate the volatility of our common stock at the date of grant based on both the historical volatility as well as the implied volatility of publicly traded options on our common stock, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. We base the risk-free interest rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We amortize the fair value ratably over the vesting period of the awards, which is typically four years. We use historical data to estimate pre-vesting option forfeitures and record share-based expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, we accounted for forfeitures as they occurred. We may elect to use different assumptions under the Black-Scholes option valuation model in the future or select a different option valuation model altogether, which could materially affect our net income or loss and net income or loss per share in the future.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to pay their invoices. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred Tax Assets. As required by Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (SFAS No. 109), we recognize tax assets on the balance sheet if it is “more likely than not” that they will be realized on future tax returns. At March 31, 2006, we had deferred tax assets of $23.0 million. We believe that it is more likely than not that our deferred tax assets will be realized. Factors considered by us included: our earnings history, projected earnings based on current operations, and projected future taxable income in excess of stock option deductions. However, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination was made.

Income Tax Provision and Tax Contingency Reserve. Significant judgment is required in determining our consolidated income tax provision and evaluating our U.S. and foreign tax positions. It is our policy to maintain tax contingency reserves for tax audit issues that are probable to occur and can reasonably be estimated. We review the reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues or rendering of court decisions affecting a particular tax issue. Tax reserve contingencies and changes to the reserves are evaluated and recorded in our tax provision in the period in which the above noted events occur.

Results of Operations

Three months ended March 31, 2006 compared with the three months ended March 31, 2005

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	March 31, 2006		March 31, 2005
	(Unaudited)

Revenue	100%		100%

Cost of revenue	8	*	7

Gross margin	92		93

Operating expenses:
Selling and marketing	43	*	36
Research and development	13	*	12
General and administrative	12	*	9
Total operating expenses	68		57

Income from operations	24		36

Other income, net	6		3

Income before income taxes	30		39

Provision for income taxes	11		14

Net income	19%		25%

* Includes share-based compensation expense. Total share-based compensation was $4.7 million, or 11% of revenue, for the three months ended March 31, 2006.

Revenue

Revenue increased to $42.4 million in the first quarter of 2006, from $34.2 million in the first quarter of 2005. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers that resulted in an increase in the number of seats under subscription on March 31, 2005 to March 31, 2006 of 3.8 million seats. Approximately 65% of subscription revenue recognized in the first quarters of 2006 and 2005 was derived from renewal business. We expect total revenue growth amounts in 2006 to exceed total revenue growth in 2005, although the percentage revenue growth rate may be lower in 2006 than in 2005 as a result of the increasing overall revenue base and unanticipated sales execution issues in North America that we experienced in the first quarter of 2006.

Cost of Revenue

Cost of revenue consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenue increased to $3.4 million in the first quarter of 2006, from $2.5 in the first quarter of 2005. The increase was due to the costs associated with share-based compensation expense of $0.3 million relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as additional personnel in our technical support and database groups and allocated costs. We allocate the total costs for human resources, employee benefits, payroll taxes, information technology, facilities, fixed asset depreciation and legal costs to each of our functional areas based on salaries and headcount data. We expect cost of revenue to increase in the future due to share-based compensation expense and to support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue increased to 8% during the first quarter of 2006 from 7% in 2005. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

Gross margin increased to $39.1 million in the first quarter of 2006, from $31.7 million in the first quarter of 2005. The increase was due to increased revenue. As a percentage of revenue, gross margin decreased to 92% in the first quarter of 2006 from 93% in the first quarter of 2005. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, advertising, promotions and travel as well as allocated costs. Selling and marketing expenses increased to $18.0 million in the first quarter of 2006, from $12.3 million in the first quarter of 2005. The increase in selling and marketing expenses of $5.7 million was due to share-based compensation expenses of $2.0 million relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as increased personnel costs and related travel, allocated costs, and higher commission expenses related to higher sales levels. We expect selling and marketing expenses to increase in absolute dollars in the future driven primarily by share-based compensation expense, and also as more personnel are added to support our expanding selling and marketing efforts worldwide and as increased sales result in higher overall sales commission expenses.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $5.4 million in the first quarter of 2006, from $4.0 million in the first quarter of 2005. The increase of $1.4 million in research and development expenses was primarily a result of share-based compensation expense of $0.8 million relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as increased personnel needed to support our expanding list of technology partners, the enhancements of Websense Enterprise and additional products, and allocated costs. We expect research and development expenses to increase in absolute dollars in future periods driven primarily by share-based compensation expense, and also as a result of our continued enhancements of our products.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, administrative personnel, third party professional service fees, and allocated costs. General and administrative expenses increased to $5.2 million in the first quarter of 2006, from $2.9 million in the first quarter of 2005. The $2.3 million increase in general and administrative expenses was primarily a result of share-based compensation expense of $1.6 million relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as additional personnel needed to support our growing operations, and allocated costs. We expect general and administrative expenses to increase in absolute dollars in future periods driven primarily by share-based compensation expense, growth in operations, increasing expenses associated with being a public company and expansion of our international operations.

Other Income, Net

Other income, net increased to $2.6 million in the first three months of 2006, from $1.0 million in the first three months of 2005. The increase was due primarily to higher interest rates realized on our increased balances of cash, cash equivalents and marketable securities as of March 31, 2006 compared with March 31, 2005. The majority of our investments of cash and cash equivalents and marketable securities are tax-exempt. We expect that the majority of our cash and cash equivalents and marketable securities will continue to be held in tax-exempt investments during the foreseeable future.

Provision for Income Taxes

In the first quarter of 2006, United States and foreign income tax expense remained unchanged at $4.8 million for the first quarters of 2006 and 2005. The effective income tax rate increased to 37% in the first quarter of 2006 from 36% in the first quarter of 2005. The increase in the tax rate was primarily driven by the non-availability for tax deduction of certain share-based compensation expenses under SFAS No. 123(R). The increase in the tax rate was partially offset by a higher percentage of income earned by our international operations, for which lower income tax rates generally apply, and an increase in tax-exempt interest income. Our effective tax rate may change due to potential changes in the mix of income within various domestic and international tax jurisdictions along with potential changes or interpretations in tax rules and legislation, or corresponding accounting rules.

Liquidity and Capital Resources

As of March 31, 2006, we had cash and cash equivalents of $20.5 million, investments in marketable securities of $327.9 million and retained earnings of $64.6 million. As of December 31, 2005, we had cash and cash equivalents of $61.6 million, investments in marketable securities of $258.8 million and retained earnings of $56.4 million.

Net cash provided by operating activities was $32.7 million in the first three months of 2006, compared with $25.8 million in the first three months of 2005. The $6.9 million increase in cash provided by operating activities in the first three months of 2006 was primarily due to a decrease in our accounts receivable balance. Our operating cash flow is significantly influenced by subscription renewals and accounts receivable collections, and a decrease in subscription renewals or accounts receivable collections would negatively impact our operating cash flow.

Net cash used in investing activities was $70.2 million in the first three months of 2006, compared with net cash used in investing activities of $18.8 million in the first three months of 2005. The $51.4 million increase of cash used in investing activities for the first three months of 2006 was primarily due to purchases of marketable securities with fewer maturities and sales of marketable securities to offset the purchases.

Net cash used by financing activities was $3.6 million in the first three months of 2006, compared with net cash used by financing activities of $0.9 million in the first three months of 2005. The $2.7 million increase in net cash used by financing activities in the first three months of 2006 was primarily due to share repurchases of 300,000 shares of our common stock for $8.9 million in the first three months of 2006, compared with 250,000 shares for $7.1 million in the first three months of 2005, and fewer proceeds from exercises of employee stock options.

We have operating lease and software license commitments of approximately $1.7 million during the remainder of 2006, $2.0 million in 2007, and $0.3 million in 2008. A majority of our operating lease commitments are related to our corporate headquarters lease, which extends through 2008. Our corporate headquarters lease includes escalating rent payments from 2006 to 2008. The rent expense related to our corporate headquarters lease is recorded monthly on a straight-line basis in accordance with generally accepted accounting principles.

Future minimum annual payments under non-cancelable operating leases and software licenses at March 31, 2006 are as follows (in thousands):

	Operating Leases	Software Licenses	Total
2006	$1,420	$236	$1,656
2007	1,937	79	2,016
2008	325	—	325
	$3,682	$315	$3,997

As of March 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of March 31, 2006, we had repurchased 4,170,060 shares of our common stock under this program, for an aggregate of $87.9 million at an average price of $21.08 per share.

As of December 31, 2004, we retired all 2,012,000 shares of our common stock that had been repurchased prior to that date. In accordance with APB 6, Status of Accounting Research Bulletins, the treasury stock retirement was effected by reducing the following on our Consolidated Balance Sheet: treasury stock by $30.7 million, common stock by $0.1 million, additional paid-in capital by $6.4 million and retained earnings by $24.2 million. There was no effect to our overall equity position as a result of the retirement. We do not expect to retire shares of our common stock that we repurchased during 2005 or 2006 in the foreseeable future.

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

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2006. Changes in interest rates over time will, however, affect our interest income.

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

Notional and fair values of our hedging positions at March 31, 2006 and 2005 are presented in the table below (in thousands):

	March 31, 2006			March 31, 2005
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD

Euro	€2,350	$2,835	$2,819	€450	$592	$584
British Pound	£2,550	4,494	4,453	£600	1,142	1,140
Total		$7,329	$7,272		$1,734	$1,724

The $2.2 million notional increase in our Euro hedged position is primarily due to our billing customers in Euro-denominated countries in the Euro. All of the Euro hedging contracts will be settled before May 31, 2006. For the quarter-ended March 31, 2006, approximately 10% of our total billings were denominated in the Euro. We do not expect foreign currency billings to represent more than 15% of our total billings during 2006.

The $3.4 million notional increase in our British Pound hedged position is primarily due to our decision to lengthen the period hedged as well as increase the percentage of working funds hedged. All of the British Pound hedging contracts will be settled before September 30, 2006. In 2006, we expect an increase in British Pound expenditures and our corresponding hedged commitments to be consistent with our increase in overall operating expenditures.

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

Part II - Other Information

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

Risks and uncertainties that could impact our business, consolidated financial position, results of operations and cash flows and cause future results to differ from our expectations include the following: customer acceptance of our services; the success of our sales execution plans and strategies (including performance of our indirect sales channels); the mix of domestic versus international sales; the success of our brand development efforts; the volatile and competitive nature of the internet industry; changes in domestic and international market conditions and the entry into and development of international markets for our products; risks relating to intellectual property ownership; and the risks and uncertainties identified in our 2005 Annual Report and other filings with the Securities and Exchange Commission. There have been no material changes in our “Risk Factors” as previously disclosed in our 2005 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Month	Number of shares purchased during month(1)	Average price paid per share	Cumulative number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan(2)
January 2006	—	—	3,870,060	4,129,940
February 2006	200,000	$29.88	4,070,060	3,929,940
March 2006	100,000	$29.28	4,170,060	3,829,940
Total	300,000	$29.68	4,170,060	3,829,940

1.               The purchases were made in open-market transactions.

2.               On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares of our common stock, for a total program size of up to 8 million shares of our common stock.

Item 3.    Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits

3.1(1)             Amended and Restated Certificate of Incorporation.

3.2(1)             Restated Bylaws.

4.1(1)             Specimen Stock Certificate of Websense, Inc.

10.1                     Amendment to Employment Agreement by and between Websense, Inc. and Gene Hodges, dated April 13, 2006.

10.2                     Form of Stock Option Agreement under the 2000 Stock Incentive Plan for Gene Hodges dated April 13, 2006.

10.3                     Amended and Restated 2000 Stock Incentive Plan.

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

WEBSENSE, INC.

Date: May 9, 2006	By:	/s/ GENE HODGES
Gene Hodges
President and
Chief Executive Officer

Date: May 9, 2006	By:	/s/ DOUGLAS C. WRIDE
Douglas C. Wride
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Restated Bylaws.
4.1(1)	Specimen Stock Certificate of Websense, Inc.
10.1	Amendment to Employment Agreement by and between Websense, Inc. and Gene Hodges, dated April 13, 2006.
10.2	Form of Stock Option Agreement under the 2000 Stock Incentive Plan for Gene Hodges dated April 13, 2006.
10.3	Amended and Restated 2000 Stock Incentive Plan.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)                Previously filed as an exhibit to our Registration Statement on Form S-1, as amended, (File No 333-95619) and incorporated herein by reference.