Form 10-Q
period 2006-06-30
WEBSENSE INC
filed 2006-08-08
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large Accelerated Filer ☒                       Accelerated Filer ☐                             Non — Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of July 31, 2006 was 47,192,922.

Websense, Inc.
Form 10-Q
For the Period Ended June 30, 2006

i

Part I — Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.
Consolidated Balance Sheets
(Unaudited and in thousands)

	June 30, 2006	December 31, 2005
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$20,577	$61,629
Marketable securities	317,785	258,760
Accounts receivable, net of allowance for doubtful accounts	36,854	50,570
Prepaid income taxes	744	1,962
Current portion of deferred income taxes	15,983	15,772
Other current assets	4,634	3,467
Total current assets	396,577	392,160

Property and equipment, net	5,618	4,923
Deferred income taxes, less current portion	8,213	6,043
Deposits and other assets	563	549
Total assets	$410,971	$403,675

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,553	$2,073
Accrued payroll and related benefits	7,536	8,476
Other accrued expenses	5,364	5,085
Income taxes payable	4,018	2,305
Current portion of deferred revenue	122,417	119,118
Total current liabilities	140,888	137,057

Deferred revenue, less current portion	59,736	60,807

Stockholders’ equity:
Common stock	505	500
Additional paid-in capital	218,542	197,826
Treasury stock	(81,410)	(48,340)
Retained earnings	73,016	56,449
Accumulated other comprehensive loss	(306)	(624)
Total stockholders’ equity	210,347	205,811

Total liabilities and stockholders’ equity	$410,971	$403,675

See accompanying notes.

Websense, Inc.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Revenue	$44,149	$36,026	$86,583	$70,208

Cost of revenue	3,704	2,501	7,082	5,001

Gross margin	40,445	33,525	79,501	65,207

Operating expenses:
Selling and marketing	18,922	13,872	36,936	26,200
Research and development	5,535	4,007	10,978	8,031
General and administrative	5,225	2,938	10,433	5,809
Total operating expenses	29,682	20,817	58,347	40,040

Income from operations	10,763	12,708	21,154	25,167

Other income, net	2,821	1,201	5,456	2,155

Income before income taxes	13,584	13,909	26,610	27,322

Provision for income taxes	5,216	4,975	10,043	9,776

Net income	$8,368	$8,934	$16,567	$17,546

Net income per share:

Basic net income per share	$0.18	$0.19	$0.35	$0.37
Diluted net income per share	$0.17	$0.18	$0.34	$0.35
Weighted average shares — basic	47,586	47,670	47,766	47,508
Weighted average shares — diluted	48,368	49,498	48,710	49,480

See accompanying notes.

Websense, Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited and in thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity

Balance at December 31, 2005	47,942	$500	$197,826	$(48,340)	$56,449	$(624)	$205,811
Issuance of common stock upon exercise of options	568	4	6,426	—	—	—	6,430
Issuance of common stock for ESPP Purchase	101	1	1,987	—	—	—	1,988
Share-based compensation expense	—	—	9,710	—	—	—	9,710
Excess tax benefit of share-based compensation	—	—	2,593	—	—	—	2,593
Purchase of treasury stock	(1,300)	—	—	(33,070)	—	—	(33,070)
Net income	—	—	—	—	16,567	—	16,567
Net change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	202	202
Net change in unrealized gain on fair market valuation of foreign currency contracts, net of tax	—	—	—	—	—	116	116
Comprehensive income							16,885
Balance at June 30, 2006	47,311	$505	$218,542	$(81,410)	$73,016	$(306)	$210,347

See accompanying notes.

Websense, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended
	June 30,	June 30,
	2006	2005
Operating activities:
Net income	$16,567	$17,546

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	1,571	1,248
Share-based compensation	9,710	—
Deferred revenue	2,228	11,231
Unrealized gain (loss) on foreign exchange contracts	116	(118)
Tax benefit from exercise of stock options	—	8,775
Excess tax benefit from share-based compensation	(2,593)	—
Changes in operating assets and liabilities:
Accounts receivable	13,716	11,643
Prepaid income taxes	1,218	(177)
Other current assets	(1,167)	(1,746)
Deposits and other assets	(14)	(50)
Deferred income taxes	(2,381)	—
Accounts payable	(520)	492
Accrued payroll and related benefits	(940)	(146)
Other accrued expenses	279	76
Income taxes payable	4,306	213
Net cash provided by operating activities	42,096	48,987

Investing activities:
Purchases of property and equipment	(2,266)	(1,447)
Purchases of marketable securities	(355,839)	(142,960)
Maturities of marketable securities	297,016	93,676
Sales of marketable securities	—	1,042
Net cash used in investing activities	(61,089)	(49,689)

Financing activities:
Proceeds from exercise of stock options	6,430	10,662
Proceeds from issuance of common stock for stock purchase plan	1,988	1,647
Excess tax benefit from share-based compensation	2,593	—
Purchases of treasury stock	(33,070)	(17,335)
Net cash used in financing activities	(22,059)	(5,026)

Decrease in cash and cash equivalents	(41,052)	(5,728)

Cash and cash equivalents at beginning of period	61,629	38,878

Cash and cash equivalents at end of period	$20,577	$33,150

Supplemental disclosures of cash flow information:
Income taxes paid	$6,334	$633
Unrealized gain (loss) on marketable securities	$202	$(37)

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in Websense, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2006.  The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.  Net Income Per Share

Websense computes net income per share as permitted by the Financial Accounting Standards Board (FASB) with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS) (SFAS No. 128). Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares for all periods presented consist of dilutive stock options and restricted stock. Dilutive stock options and restricted stock are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options or acquiring restricted stock, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

During the quarters ended June 30, 2006 and 2005, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options totaled 782,000 and 1,828,000 shares, respectively. Potentially dilutive securities totaling 4,369,000 and 356,000 shares for the quarters ended June 30, 2006 and 2005, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect.

During the first six months of 2006 and 2005, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options totaled 944,000 and 1,972,000 shares, respectively. Potentially dilutive securities totaling 3,834,000 and 192,000 shares for the first six months of 2006 and 2005, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
June 30, 2006:
Basic EPS	$8,368	47,586	$0.18
Effect of stock options	—	782	(0.01)
Diluted EPS	$8,368	48,368	$0.17

June 30, 2005:
Basic EPS	$8,934	47,670	$0.19
Effect of stock options	—	1,828	(0.01)
Diluted EPS	$8,934	49,498	$0.18

For the Six Months Ended:
June 30, 2006:
Basic EPS	$16,567	47,766	$0.35
Effect of stock options	—	944	(0.01)
Diluted EPS	$16,567	48,710	$0.34

June 30, 2005:
Basic EPS	$17,546	47,508	$0.37
Effect of stock options	—	1,972	(0.02)
Diluted EPS	$17,546	49,480	$0.35

3.  Comprehensive Income

The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income	$8,368	$8,934	$16,567	$17,546
Net change in unrealized gain (loss) on marketable securities, net of tax	23	288	202	(37)
Net change in unrealized gain (loss) on fair market valuation of foreign currency contracts, net of tax	57	(100)	116	(118)
Comprehensive income	$8,448	$9,122	$16,885	$17,391

4.  Stockholder’s Equity

Share-Based Compensation

Through December 31, 2005, the Company accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations, as permitted by SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, the Company recorded no share-based employee compensation expense for options granted under its Amended and Restated 2000 Stock Incentive Plan (2000 Plan) or its predecessor plans (or options granted as non-plan inducement options) during the six months ended June 30, 2005 as all other options granted had exercise prices equal to the fair market value of the common stock on the date of grant. The Company also recorded no compensation expense in connection with the Employee Stock Purchase Plan during the six months ended June 30, 2005 as the purchase price of the stock was not less than 85% of the lower of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148), the Company disclosed net income or loss and net income or loss per share as if the fair value-based method was applied in measuring compensation expense for share-based incentive programs.

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

Unless otherwise determined by the Board or precluded by laws of foreign jurisdictions, employees are eligible to participate in the Purchase Plan provided they are employed for at least 20 hours per week and are customarily employed for at least five months per calendar year. Employees who participate in an offering may have up to 15% of their earnings withheld pursuant to the Purchase Plan. The amount withheld is then used to purchase shares of common stock on specified dates. The price of common stock purchased pursuant to the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. At June 30, 2006, 1,579,013 shares were available for issuance under the Purchase Plan.

During the six months ended June 30, 2006 and June 30, 2005, the Company issued 100,816 and 217,880 shares, respectively, under the Purchase Plan.

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

In addition, the 2000 Plan provides for automatic annual increases in the number of shares authorized and reserved for issuance thereunder (beginning in 2001) equal to the lesser of (i) 4% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 3,000,000 shares. At June 30, 2006, a total of 19,558,162 shares have been authorized for issuance under the 2000 Plan, of which 732,335 remain available for grant.

The exercise price of incentive stock options must equal at least the fair value on the date of grant and the exercise price of non-statutory stock options and the issuance price of common stock under the stock issuance program may be no less than 85% of the fair value on the date of grant or issuance. Through April 2005, the option grants were generally exercisable for a period of ten years, and beginning in May 2005, the option grants are generally exercisable for a period of seven years after the date of grant and generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months. Unvested common shares obtained through early exercise of stock options are subject to repurchase by the Company at the original issue price. Restricted stock units are subject to vesting and the holders of the restricted stock units are entitled to delivery of the underlying common stock on the applicable vesting date without any payment. To date, the Company has awarded restricted stock units as part of competitive hiring packages to replace foregone compensation. The vesting schedules, including acceleration events, for restricted stock units may vary in the individual cases. To date, only non-statutory stock options and restricted stock units have been granted under the 2000 Plan. Through June 30, 2006, the Company granted 96,000 restricted stock units. The unvested restricted stock units have a weighted average grant date fair value of $32.24 and an aggregate intrinsic value of $2.0 million as of June 30, 2006.

In 2002, the Company issued stock options as an incentive for certain persons to commence employment that were not covered under the 2000 Plan. In accordance with Section 4350(i) of the NASD Marketplace Rules for the Nasdaq Global Select Market, the Company issued 354,000 such stock options, which have substantially the same terms as stock options issued under the 2000 Plan.

In January 2006, the Company entered into an employment agreement with Gene Hodges to serve as the Company’s President and Chief Executive Officer, reporting to the Company’s Board of Directors, with employment commencing on January 9, 2006 and continuing “at will” until either party gives notice of termination. On January 9, 2006, Mr. Hodges was granted non-qualified stock options to purchase an aggregate of 1,200,000 shares of the Company’s common stock outside the Company’s 2000 Plan (the “Options”) with an exercise price per share equal to the fair market value of the Company’s common stock on that date. On April 13, 2006, at the request of the Company, Mr. Hodges agreed to the cancellation of the Options and the immediate re-grant under the 2000 Plan of non-qualified stock options to purchase an aggregate of 1,200,000 shares of the Company’s common stock with identical option terms, exercise prices, vesting schedules and vesting commencement dates as the original Options. The Company requested the cancellation and re-grant to bring the Options under the 2000 Plan for U.S. federal income tax reasons and to better align Mr. Hodges’ compensation with stockholder approved limitations on stock option issuances. Mr. Hodges received no income tax or other personal benefit from the cancellation and re-grant.

The following table summarizes stock option activity both under the 2000 Plan and the 1,554,000 stock options issued in 2002 and January 2006 not covered under a formal plan and related information:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	5,214,702	$17.86
Granted	4,210,430	29.05
Exercised	(568,284)	11.31
Cancelled/forfeited/expired	(1,534,595)	29.93
Balance at June 30, 2006	7,322,253	22.27

The weighted average fair value of stock options granted during the six months ended June 30, 2006 was $13.76 per share based on the grant date fair value of the stock options estimated in accordance with the provisions of SFAS No. 123 (R), excluding Mr. Hodges’ April 2006 re-granted stock options described above. The fair value of the April 2006 re-granted stock options to Mr. Hodges was less than the original stock option grants in January 2006 as the market price of the Company’s common stock declined from January 2006 to April 2006.  The Company will continue to amortize the higher fair value associated with Mr. Hodges’ original stock option grants in January 2006 rather than the lower fair value associated with the April 2006 re-granted stock options.

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $9.3 million.

The following table summarizes all stock options outstanding and exercisable by price range as of June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average			Weighted
		Remaining	Weighted		Average
Range of	Number of	Contractual Life	Average	Number of	Exercise
Exercise Prices	Shares	In Years	Exercise Price	Shares	Price
$ 0.10-$15.00	1,534,939	5.85	$9.60	1,218,155	$9.61
$15.01-$21.77	2,006,673	7.44	19.88	357,776	17.89
$21.81-$25.85	1,484,684	6.67	24.95	281,688	25.10
$25.89-$32.24	2,112,557	7.66	30.93	125,652	28.16
$32.42-$33.85	183,400	7.01	33.13	—	—

	7,322,253	7.00	22.27	1,983,271	14.48

The Company defines in-the-money stock options at June 30, 2006 as stock options that had exercise prices that were lower than the $20.54 market price of our common stock at that date. The aggregate intrinsic value of all stock options outstanding and in-the-money at June 30, 2006 was $19.3 million. The aggregate intrinsic value of exercisable stock options outstanding and in-the-money at June 30, 2006 was $14.3 million. There were 2.6 million stock options in-the-money at June 30, 2006, of which 1.6 million were exercisable.

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

The following table illustrates the effect on net income and earnings per share if the Company had expensed share-based compensation in accordance with the provisions of SFAS No. 123 for the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income as reported	$8,934	$17,546
Deduct: share-based compensation expense determined under fair value method for all awards, net of tax (1)	(2,686)	(5,074)
Pro forma net income	$6,248	$12,472

Basic net income per share as reported	$0.19	$0.37
Pro forma basic net income per share	$0.13	$0.26

Diluted net income per share as reported	$0.18	$0.35
Pro forma diluted net income per share	$0.13	$0.25

(1)   The Company had an effective tax rate of 36% in the three and six months ended June 30, 2005.

The table below reflects net income and diluted net income per share for the three and six months ended June 30, 2006 compared with the pro forma information for the three and six months ended June 30, 2005 as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income — as reported for prior periods (1)	N/A	$8,934	N/A	$17,546
Share-based compensation expense related to employee stock options and employee stock purchases, net of tax (2)	$(3,684)	$(2,686)	$(7,264)	$(5,074)
Net income, including the effect of share-based compensation expense (3)	$8,368	$6,248	$16,567	$12,472
Diluted net income per share — as reported for prior periods (1)	N/A	$0.18	N/A	$0.35
Diluted net income per share, including the effect of share-based compensation expense (3)	$0.17	$0.13	$0.34	$0.25

(1)            Net income and net income per share did not include share-based compensation expense for employee stock options and employee stock purchases under SFAS No. 123 because the Company did not adopt the recognition provisions of SFAS No. 123 prior to January 1, 2006.

(2)            Share-based compensation expense prior to January 1, 2006 is calculated based on pro forma information based on FAS 123.

(3)            Net income and net income per share prior to January 1, 2006 represents pro forma information based on FAS 123.

The results for the three and six months ended June 30, 2006 include share-based compensation expense of $5.0 million (excluding tax effects) and $9.7 million (excluding tax effects), respectively, in the following expense categories of the consolidated statement of income.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Share-based compensation in:
Cost of revenue	$368	$—	$694	$—
Total share-based compensation in cost of revenue	368	—	694	—

Selling and marketing	2,054	—	4,005	—
Research and development	890	—	1,731	—
General and administrative	1,658	—	3,280	—
Total share-based compensation in operating expenses	4,602	—	9,016	—
Total share-based compensation	$4,970	$—	$9,710	$—

At June 30, 2006, there was $68.2 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of approximately 3 years.

The Company estimates the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in the tables below. The Company estimates the expected term of options granted based on the history of grants and exercises in the Company’s option database. The Company estimates the volatility of its common stock at the date of grant based on both the historical volatility as well as the implied volatility of publicly traded options on its common stock, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB No. 107). The Company bases the risk-free interest rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. The Company amortizes the fair value ratably over the vesting period of the awards, which is typically four years. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The Company used the following assumptions to estimate the fair value of stock options granted for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Average expected life (years)	3.9	5.0	4.3	5.0
Average expected volatility factor	51.1%	44.4%	55.4%	44.3%
Average risk-free interest rate	5.0%	3.7%	4.8%	3.9%
Average expected dividend yield	—	—	—	—

The Company used the following assumptions to estimate the fair value of the semi-annual employee stock purchase plan share grant during the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30, 2006	June 30, 2005

Average expected life (years)	1.25	1.25
Average expected volatility factor	36.1%	45.4%
Average risk-free interest rate	4.9%	3.4%
Average expected dividend yield	—	—

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) and SAB No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Treasury Stock

On April 3, 2003, the Company announced that its Board of Directors authorized a stock repurchase program of up to 4 million shares of its common stock. On August 15, 2005, the Company announced that its Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may commence or be suspended at any time, or from time to time, without prior notice. As of June 30, 2006, the Company had repurchased 5,170,060 shares of its common stock under this program, for an aggregate of $112.1 million at an average price of $21.68 per share.

As of December 31, 2004, the Company retired all 2,012,000 shares of its common stock that had been repurchased prior to that date.  In accordance with APB 6, Status of Accounting Research Bulletins, the treasury stock retirement was effected by reducing the following on the Company’s Consolidated Balance Sheet:  treasury stock by $30.7 million, common stock by $0.1 million, additional paid-in capital by $6.4 million and retained earnings by $24.2 million. There was no effect to the Company’s overall equity position as a result of the retirement. The Company does not expect to retire shares of its common stock that it repurchased during 2005 or 2006 in the foreseeable future.

5.  Foreign Currency Hedges

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

During 2005, the Company utilized Euro foreign currency forward contracts and British Pound foreign currency forward contracts to hedge anticipated expenses. During 2006, the Company utilized Euro foreign currency forward contracts and British Pound zero-cost collar contracts to hedge anticipated expenses. All such contracts entered into were designated as either fair value hedges or cash flow hedges and were considered effective, if applicable, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended.  None of the contracts were terminated prior to settlement. Net realized losses related to the contracts designated as fair value hedges settled during 2006 are included in other income, net, in the accompanying consolidated income statements and amounted to approximately $84,000 and $131,000 for the three and six months ended June 30, 2006, respectively. There were no such gains or losses in 2005. Net realized gains related to the contracts designated as cash flow hedges settled during 2006 are included in the respective operating categories the Company hedges its British Pound expenditures against in the accompanying consolidated income statements and amounted to approximately $70,000 and $50,000 for the three and six months ended June 30, 2006 respectively. Net realized losses related to the contracts designated as cash flow hedges settled during 2005 are included in other income, net, in the accompanying consolidated income statements and amounted to approximately $64,000 and $71,000 for the three and six months ended June 30, 2006, respectively.

Notional and fair values of the Company’s hedging position at June 30, 2006 and 2005 are presented in the table below (in thousands):

	June 30, 2006			June 30, 2005
	Notional			Notional
	Value	Notional		Value	Notional
	Local	Value	Fair Value	Local	Value	Fair Value
	Currency	USD	USD	Currency	USD	USD

Euro	€785	$1,004	$1,003	€—	$—	$—
British Pound	£900	1,581	1,626	£2,300	4,212	4,101
Total		$2,585	$2,629		$4,212	$4,101

Euro forward contracts at June 30, 2006 were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not selected.  Euro forward contracts at June 30, 2005 were designated as cash flow hedges and determined effective. All Euro contracts will be settled before August 31, 2006. Realized gains or losses related to the settlements, if any, will be recorded in other income, net at the time of settlement.

All British Pound contracts were designated as cash flow hedges and were determined effective as of June 30, 2006 and 2005. All British Pound contracts will be settled before September 30, 2006.  Realized gains and losses related to the settlements, if any, will be recorded in the respective operating categories the Company hedges its British Pound expenditures against.

6.  Interest on Cash and Marketable Securities

The Company’s interest on cash and marketable securities, included as a component of other income, net, is $2.9 million and $1.4 million for the three months ended June 30, 2006 and 2005, respectively. Interest on cash and marketable securities amounted to $5.5 million and $2.4 million for the six months ended June 30, 2006 and 2005, respectively.

7.  Tax Matters

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

8.  Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48) Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN No. 48 provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect the adoption of FIN No. 48 will have on its financial statements.

9.  Reclassifications

Certain reclassifications have been made for consistent presentation.

10. Subsequent Event

On July 25, 2006, the Company announced that its Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may commence or be suspended at any time, or from time to time, without prior notice.

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

•                  new and enhanced channels of distribution;

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

Overview

We provide web filtering and web security software products that enable organizations to reduce the risks associated with web-based malicious attacks, spyware, and phishing, as well as analyze, report and manage how their employees use computing resources.  At the foundation of our product offering is the Websense Enterprise® software application, which serves as a central policy engine and management and reporting console and enables the extended functionality of our add-on products.  Websense Enterprise gives organizations the ability to enhance network security, improve employee productivity, mitigate potential legal liability and conserve network bandwidth by allowing organizations to identify potential risk areas and implement web access and application usage policies that reduce these risks. Over the past 10 years, our products have evolved from software that prevents employees from downloading unacceptable content to products that prevent employee access to the most undesirable and dangerous elements on the internet, such as websites that contain or will download viruses, spyware, keyloggers, phishing exploits and an ever-increasing variety of malicious code.

In 1996, we released our first software product, Websense Internet Screening System. Since that time, we have focused our business on developing and selling web filtering and web security solutions. Websense Enterprise and Websense Enterprise — Corporate Edition™ are our core web filtering solutions, providing fully featured web filtering and serving as management platforms for related Websense add-on modules, such as our Security Filtering, Real Time Security Updates™, Bandwidth Optimizer™, Client Policy Manager™ and Remote Filtering. We have also created suites of some of our products to address specific customer needs, such as the Websense Web Security Suite™ and Websense Web Security Suite — Lockdown Edition™.  We currently derive all of our revenue from subscriptions to the Websense

Enterprise-based solutions and expect this to continue in the future as more offerings are added to the Websense Enterprise platforms.  In October 2005, we announced an agreement with Nortel Networks to develop a web content filtering solution to protect GSM/UMTS mobile handsets from receiving and accessing unwanted content.  We expect field verification for the mobile handset filtering product to occur in the second half of 2006.

During the six months ended June 30, 2006, we derived approximately 36% of revenue from international sales, compared with 32% for the six months ended June 30, 2005, with the United Kingdom comprising approximately 10% of our total revenue in both periods. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

We sell Websense Enterprise through both indirect channels and directly. Sales through indirect channels currently account for more than 80% of our revenue. Our strategy is to increase new and renewal customer sales through independent software distributors and resellers and increase the focus of our internal sales and marketing force on supporting our channel strategy. As a result, we expect to increase the proportion of our sales made through indirect channels.

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

Accounting for Share-Based Compensation. Through December 31, 2005, we accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) No. 25 (APB No. 25), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, we recorded no share-based employee compensation expense for options granted under our Amended and Restated 2000 Stock Incentive Plan (2000 Plan) or predecessor plans (or options granted as non-plan inducement options) during the six months ended June 30, 2005 as all other options granted had exercise prices equal to the fair market value of the common stock on the date of grant. We also recorded no compensation expense in connection with the Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148), we disclosed net income or loss and net income or loss per share as if the fair value-based method was applied in measuring compensation expense for share-based incentive programs.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, compensation expense that we recognized beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods will not be restated. The results for the six months ended June 30, 2006 include share-based compensation expense of $9.7 million (excluding tax effects). Compensation expense related to share-based awards is generally amortized over the vesting period in the related expense categories of the consolidated statement of income.

At June 30, 2006, there was $68.2 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of approximately 3 years.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions described below. We estimate the expected term of options granted based on the history of grants and exercises in our option database. We estimate the volatility of our common stock at the date of grant based on both the historical volatility as well as the implied volatility of publicly traded options on our common stock, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB No. 107). We base the risk-free interest rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We amortize the fair value ratably over the vesting period of the awards, which is typically four years. We use historical data to estimate pre-vesting option forfeitures and record share-based expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, we accounted for forfeitures as they occurred. We may elect to use different assumptions under the Black-Scholes option valuation model in the future or select a different option valuation model altogether, which could materially affect our net income or loss and net income or loss per share in the future.

We determine the fair value of share-based payment awards on the date of grant using an option-pricing model that is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the exiting valuation models may not provide an accurate measure of the fair value of our employee stock options.  Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) and SAB No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Deferred Tax Assets. As required by SFAS No. 109, we recognize tax assets on the balance sheet if it is “more likely than not” that they will be realized on future tax returns.  At June 30, 2006, we had deferred tax assets of $24.2 million.  We believe that it is more likely than not that our deferred tax assets will be realized. Factors considered by us included: our earnings history, projected earnings based on current operations, and projected future taxable income in excess of stock option deductions. However, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination was made.

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

Results of Operations

Three months ended June 30, 2006 compared with the three months ended June 30, 2005

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	June 30, 2006		June 30, 2005
	(Unaudited)

Revenue	100%		100%

Cost of revenue	8	*	7

Gross margin	92		93

Operating expenses:
Selling and marketing	43	*	39
Research and development	13	*	11
General and administrative	12	*	8
Total operating expenses	68		58

Income from operations	24		35

Other income, net	6		3

Income before income taxes	30		38

Provision for income taxes	11		13
Net income	19%		25%

*                   Includes share-based compensation expense. Total share-based compensation was $5.0 million, or 11% of revenue, for the three months ended June 30, 2006.

Revenue

Revenue increased to $44.1 million in the second quarter of 2006, from $36.0 million in the second quarter of 2005. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers that resulted in a 2.5 million increase in the number of seats under subscription from June 30, 2005 to June 30, 2006. Approximately 65% of subscription revenue recognized in the second quarters of 2006 and 2005 was derived from renewal business.  We expect total revenue growth amounts in 2006 to exceed total revenue growth in 2005, although the percentage revenue growth rate may be lower in 2006 than in 2005 as a result of the increasing overall revenue base and sales execution issues in North America, principally with respect to new business, that we experienced in the first six months of 2006.

Cost of Revenue

Cost of revenue consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenue increased to $3.7 million in the second quarter of 2006, from $2.5 million in the second quarter of 2005. The increase of $1.2 million was due to the costs associated with share-based compensation expense of $0.4 million relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as additional personnel in our technical support and database groups and allocated costs. We allocate the total costs for human resources, employee benefits, payroll taxes, information technology, facilities, fixed asset depreciation and legal costs to each of our functional areas based on salaries and headcount data. We expect cost of revenue to increase in the future due to share-based compensation expense and to support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue increased to 8% during the second quarter of 2006 from 7% in 2005. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

Gross margin increased to $40.4 million in the second quarter of 2006, from $33.5 million in the second quarter of 2005. The increase was due to increased revenue. As a percentage of revenue, gross margin decreased to 92% in the second quarter of 2006 from 93% in the second quarter of 2005. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to public relations, advertising, promotions and travel as well as allocated costs. Selling and marketing expenses increased to $18.9 million in the second quarter of 2006, from $13.9 million in the second quarter of 2005. The increase in selling and marketing expenses of $5.0 million was due to share-based compensation expenses of $2.1 million relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as increased personnel costs and related travel, and allocated costs. We expect selling and marketing expenses to increase in absolute dollars in the future driven primarily by share-based compensation expense and as more personnel are added to support our expanding selling and marketing efforts worldwide and as increased sales result in higher overall sales commission expenses.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $5.5 million in the second quarter of 2006, from $4.0 million in the second quarter of 2005. The increase of $1.5 million in research and development expenses was primarily a result of share-based compensation expense of $0.9 million relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as increased personnel needed to support our expanding list of technology partners, the enhancements of Websense Enterprise and additional products, and allocated costs. We expect research and development expenses to increase in absolute dollars in future periods driven primarily by share-based compensation expense and as a result of our continued enhancements of our products as well as the development of new products.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, administrative personnel, third party professional service fees, and allocated costs. General and administrative expenses increased to $5.2 million in the second quarter of 2006, from $2.9 million in the second quarter of 2005. The $2.3 million increase in general and administrative expenses was primarily a result of share-based compensation expense of $1.7 million relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as additional personnel needed to support our growing operations, and allocated costs. We expect general and administrative expenses to increase in absolute dollars in future periods driven primarily by share-based compensation expense, growth in operations, increasing expenses associated with being a public company and expansion of our international operations.

Other Income, Net

Other income, net increased to $2.8 million in the second quarter of 2006, from $1.2 million in the second quarter of 2005. The increase was due primarily to higher interest rates realized on our increased balances of cash, cash equivalents and marketable securities as of June 30, 2006 compared with June 30, 2005. The majority of our investments of cash and cash equivalents and marketable securities are tax-exempt. We expect that the majority of our cash and cash equivalents and marketable securities will continue to be held in tax-exempt investments during the foreseeable future.

Provision for Income Taxes

In the second quarter of 2006, United States and foreign income tax expense was $5.2 million, compared to $5.0 million for the second quarter of 2005.  The effective income tax rate increased to 38% in the second quarter of 2006 from 36% in the second quarter of 2005. The increase in the tax rate was primarily driven by the non-availability for tax deduction of certain share-based compensation expenses under SFAS No. 123(R). The increase in the tax rate was partially offset by a higher percentage of income earned by our international operations, for which lower income tax rates apply, and an increase in tax-exempt interest income. Our effective tax rate may change in future periods due to the composition of taxable income between domestic and international operations along with potential changes or interpretations in tax rules and legislation, or corresponding accounting rules.

Six months ended June 30, 2006 compared with the six months ended June 30, 2005

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Six Months Ended
	June 30, 2006		June 30, 2005
	(Unaudited)

Revenue	100%		100%

Cost of revenue	8	*	7

Gross margin	92		93

Operating expenses:
Selling and marketing	43	*	37
Research and development	13	*	12
General and administrative	12	*	8
Total operating expenses	68		57

Income from operations	24		36

Other income, net	6		3

Income before income taxes	30		39

Provision for income taxes	11		14

Net income	19%		25%

*                   Includes share-based compensation expense. Total share-based compensation was $9.7 million, or 11% of revenue, for the six months ended June 30, 2006.

Revenue

Revenue increased to $86.6 million in the first six months of 2006, from $70.2 million in the first six months of 2005. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers. Approximately 65% of subscription revenue recognized in the first six months of 2006 and 2005 was derived from renewal business.

Cost of Revenue

Cost of revenue increased to $7.1 million in the first six months of 2006, from $5.0 million in the first six months of 2005. The increase of $2.1 million was due to the costs associated with share-based compensation expense of $0.7 million relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as additional personnel in our technical support and database groups and allocated costs. We allocate the total costs for human resources, employee benefits, payroll taxes, information technology, facilities, fixed asset depreciation and legal costs to each of our functional areas based on salaries and headcount data. As a percentage of revenue, costs of revenue increased to 8% during the first six months of 2006 from 7% in 2005.

Gross Margin

Gross margin increased to $79.5 million in the first six months of 2006, from $65.2 million in the first six months of 2005. The increase was due to increased revenue. As a percentage of revenue, gross margin decreased to 92% in the first six months of 2006 from 93% in the first six months of 2005.

Operating Expenses

Selling and marketing. Selling and marketing expenses increased to $36.9 million in the first six months of 2006, from $26.2 million in the first six months of 2005. The increase in selling and marketing expenses of $10.7 million was due to share-based compensation expenses of $4.0 million relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as increased personnel costs and related travel, and allocated costs.

Research and development. Research and development expenses increased to $11.0 million in the first six months of 2006, from $8.0 million in the first six months of 2005. The increase of $3.0 million in research and development expenses was primarily a result of share-based compensation expense of $1.7 million relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as increased personnel needed to support our expanding list of technology partners, the enhancements of Websense Enterprise and additional products, and allocated costs.

General and administrative. General and administrative expenses increased to $10.4 million in the first six months of 2006, from $5.8 million in the first six months of 2005. The $4.6 million increase in general and administrative expenses was primarily a result of share-based compensation expense of $3.3 million relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as additional personnel needed to support our growing operations, and  allocated costs.

Other Income, Net

Other income, net increased to $5.5 million in the first six months of 2006, from $2.2 million in the first six months of 2005. The increase was due primarily to higher interest rates realized on our increased balances of cash, cash equivalents and marketable securities as of June 30, 2006 compared with June 30, 2005. The majority of our investments of cash and cash equivalents and marketable securities are tax-exempt.

Provision for Income Taxes

In the first six months of 2006, United States and foreign income tax expense increased to $10.0 million compared to $9.8 million in 2005. The effective income tax rate increased to 38% in the first six months of 2006 from 36% in the first six months of 2005. The increase in the tax rate was primarily driven by the non-availability for tax deduction of certain share-based compensation expenses under SFAS No. 123(R). The increase in the tax rate was partially offset by a higher percentage of income earned by our international operations, for which lower income tax rates apply, and an increase in tax-exempt interest income.

Liquidity and Capital Resources

As of June 30, 2006, we had cash and cash equivalents of $20.6 million, investments in marketable securities of $317.8 million and retained earnings of $73.0 million. As of December 31, 2005, we had cash and cash equivalents of $61.6 million, investments in marketable securities of $258.8 million and retained earnings of $56.4 million.

Net cash provided by operating activities was $42.1 million in the first six months of 2006, compared with $49.0 million in the first six months of 2005. The $6.9 million decrease in cash provided by operating activities in the first six months of 2006 was primarily due to decreased growth in deferred revenue (subscription amounts in excess of recognizable revenue are recorded as deferred revenue) compared to the first six months of 2005. Our operating cash flow is significantly influenced by subscription renewals and accounts receivable collections, and deferred revenue.  A decrease in  subscription renewals or accounts receivable collections or a lower deferred revenue balance, would negatively impact our operating cash flow.

Net cash used in investing activities was $61.1 million in the first six months of 2006, compared with net cash used in investing activities of $49.7 million in the first six months of 2005. The $11.4 million increase of cash used in investing activities for the first six months of 2006 was primarily due to purchases of marketable securities with fewer maturities and sales of marketable securities to offset the purchases.

Net cash used by financing activities was $22.1 million in the first six months of 2006, compared with net cash used by financing activities of $5.0 million in the first six months of 2005. The $17.1 million increase in net cash used by financing activities in the first six months of 2006 was primarily due to share repurchases of 1,300,000 shares of our common stock for $33.1 million in the first six months of 2006, compared with 650,000 shares for $17.3 million in the first six months of 2005, and fewer proceeds from exercises of employee stock options.

We have an operating lease commitment of approximately $1.0 million during the remainder of 2006, $1.9 million in 2007, and $0.3 million in 2008. A majority of our operating lease commitments are related to our corporate headquarters lease, which extends through 2008. Our corporate headquarters lease includes escalating rent payments from 2006 to 2008, although the lease permits us to cancel the 2008 year commitment of the lease prior to December 31, 2006, at our option in exchange for a payment of approximately $0.3 million. The rent expense related to our corporate headquarters lease is recorded monthly on a straight-line basis in accordance with generally accepted accounting principles.

Future minimum annual payments under non-cancelable operating leases at June 30, 2006 are as follows (in thousands):

Operating Leases

2006	$951
2007	1,937
2008	325
$3,213

As of June 30, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock.  On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. On July 25, 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of June 30, 2006, we had repurchased 5,170,060 shares of our common stock under this program, for an aggregate of $112.1 million at an average price of $21.68 per share. We plan on spending at least $50 million on stock repurchases during the third quarter of 2006.

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

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2006. Changes in interest rates over time will, however, affect our interest income.

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

Notional and fair values of our hedging positions at June 30, 2006 and 2005 are presented in the table below (in thousands):

	June 30, 2006			June 30, 2005
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD

Euro	€785	$1,004	$1,003	€—	$—	$—
British Pound	£900	1,581	1,626	£2,300	4,212	4,101
Total		$2,585	$2,629		$4,212	$4,101

The $1.0 million notional increase in our Euro hedged position is primarily due to increased Euro-based billings of customers in Euro-denominated countries. All of the Euro hedging contracts will be settled before August 31, 2006.  For both the three and six months ended June 30, 2006, approximately 10% of our total billings were denominated in the Euro. We do not expect foreign currency billings to represent more than 15% of our total billings during 2006.

The $2.6 million notional decrease in our British Pound hedged position is primarily due to a shortening of the period hedged as well as a decrease in the percentage of working funds hedged. All of the British Pound hedging contracts will be settled before September 30, 2006.  In 2006, we expect an increase in British Pound expenditures and our corresponding hedged commitments to be consistent with our increase in overall operating expenditures.

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

Part II — Other Information

Item 1.                          Legal Proceedings

None.

Item 1A.                 Risk Factors

Risks and uncertainties that could impact our business, consolidated financial position, results of operations and cash flows and cause future results to differ from our expectations include the following: customer acceptance of our products, including the quantity of new customer sales; the success of our sales execution plans and strategies (including performance of our expanded and enhanced indirect sales channels); the mix of domestic versus international sales;  the success of our brand development efforts; the volatile and competitive nature of the internet industry; changes in domestic and international market conditions and the entry into and development of international markets for our products; risks relating to intellectual property ownership; and the risks and uncertainties identified in our 2005 Annual Report and other filings with the Securities and Exchange Commission.  There have been no material changes in our “Risk Factors” as previously disclosed in our 2005 Annual Report.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Month	Number of shares purchased during month(1)	Average price paid per share	Cumulative number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan(2)
April 2006	—	—	4,170,060	3,829,940
May 2006	1,000,000	$24.17	5,170,060	2,829,940
June 2006	—	—	5,170,060	2,829,940
Total	1,000,000	$24.17	5,170,060	2,829,940

(1)          The purchases were made in open-market transactions.

(2)          On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares of our common stock, for a total program size of up to 8 million shares of our common stock.  On July 25, 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares of our common stock, for a total program size of up to 12 million shares of our common stock.

Item 3.                          Defaults upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on Tuesday, June 6, 2006.  The following matters were voted upon at the meeting and were adopted by the margins indicated:

1.               The stockholders elected three Directors to hold office for a term expiring upon the 2009 Annual Meeting of Stockholders.

	Number of Shares
Name of Director Elected	For	Withheld

Bruce T. Coleman	44,103,806	2,808,375
Gene Hodges	46,602,374	309,807
John F. Schaefer	45,550,787	1,361,394

The following individuals are continuing directors with terms expiring upon the 2007 Annual Meeting of Stockholders:  John B. Carrington and Gary E. Sutton.

The following individuals are continuing directors with terms expiring upon the 2008 Annual Meeting of Stockholders:  Mark S. St.Clare and Peter C. Waller.

2. The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2006.

For	46,844,366
Against	62,129
Abstain	5,686

Item 5.                          Other Information

None.

Item 6.                          Exhibits

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Restated Bylaws.

4.1(1)	Specimen Stock Certificate of Websense, Inc.

10.1	2000 Stock Incentive Plan, Form of Deferred Issuance Stock Issuance Agreement.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)            Previously filed as an exhibit to our Registration Statement on Form S-1, as amended, (File No 333-95619) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: August 8, 2006	By:	/s/ GENE HODGES
Gene Hodges
President and
Chief Executive Officer

Date: August 8, 2006	By:	/s/ DOUGLAS C. WRIDE
Douglas C. Wride
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description

3.1(1)		Amended and Restated Certificate of Incorporation.
3.2(1)		Restated Bylaws.
4.1(1)		Specimen Stock Certificate of Websense, Inc.
10.1		2000 Stock Incentive Plan, Form of Deferred Issuance Stock Issuance Agreement.
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

	(1)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended, (File No 333-95619) and incorporated herein by reference.