Form 10-Q
period 2006-09-30
WEBSENSE INC
filed 2006-11-09
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non —Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of October 31, 2006 was 44,694,330.

Websense, Inc.

Form 10-Q

For the Period Ended September 30, 2006

i

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.
Consolidated Balance Sheets
(Unaudited and in thousands)

	September 30, 2006	December 31, 2005
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$46,033	$61,629
Marketable securities	254,323	258,760
Accounts receivable, net of allowance for doubtful accounts	40,673	50,570
Prepaid income taxes	—	1,962
Current portion of deferred income taxes	15,815	15,772
Other current assets	4,598	3,467
Total current assets	361,442	392,160

Property and equipment, net	5,656	4,923
Deferred income taxes, less current portion	10,146	6,043
Deposits and other assets	1,739	549
Total assets	$378,983	$403,675

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,140	$2,073
Accrued payroll and related benefits	8,647	8,476
Other accrued expenses	7,191	5,085
Income taxes payable	2,847	2,305
Current portion of deferred revenue	127,295	119,118
Total current liabilities	148,120	137,057

Deferred revenue, less current portion	62,104	60,807

Stockholders’ equity:
Common stock	507	500
Additional paid-in capital	226,514	197,826
Treasury stock	(139,744)	(48,340)
Retained earnings	81,550	56,449
Accumulated other comprehensive loss	(68)	(624)
Total stockholders’ equity	168,759	205,811

Total liabilities and stockholders’ equity	$378,983	$403,675

See accompanying notes.

Websense, Inc.
Consolidated Statements of Income
(Unaudited) (in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenue	$46,068	$38,300	$132,651	$108,508

Cost of revenue	3,873	2,829	10,955	7,830

Gross margin	42,195	35,471	121,696	100,678

Operating expenses:
Selling and marketing	21,309	13,770	58,245	39,970
Research and development	5,954	4,091	16,932	12,122
General and administrative	5,535	3,145	15,968	8,954
Total operating expenses	32,798	21,006	91,145	61,046

Income from operations	9,397	14,465	30,551	39,632

Other income, net	2,784	1,535	8,240	3,690

Income before income taxes	12,181	16,000	38,791	43,322

Provision for income taxes	3,647	5,889	13,690	15,665

Net income	$8,534	$10,111	$25,101	$27,657

Net income per share:

Basic net income per share	$0.19	$0.21	$0.53	$0.58
Diluted net income per share	$0.18	$0.21	$0.52	$0.56
Weighted average shares – basic	45,796	47,326	47,102	47,446
Weighted average shares – diluted	46,401	48,904	47,926	49,294

See accompanying notes.

Websense, Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited and in thousands)

	Common stock		Additional	Treasury	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	paid-in capital	stock	earnings	loss	equity
Balance at December 31, 2005	47,942	$500	$197,826	$(48,340)	$56,449	$(624)	$205,811

Issuance of common stock upon exercise of options	784	6	8,780	—	—	—	8,786

Issuance of common stock for ESPP Purchase	101	1	1,987	—	—	—	1,988

Share-based compensation expense	—	—	15,032	—	—	—	15,032

Excess tax benefit of share-based compensation	—	—	2,889	—	—	—	2,889

Purchase of treasury stock	(4,300)	—	—	(91,404)	—	—	(91,404)

Net income	—	—	—	—	25,101	—	25,101

Net change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	480	480

Net change in unrealized loss on fair market valuation of foreign currency contracts, net of tax	—	—	—	—	—	76	76

Comprehensive income							25,657
Balance at September 30, 2006	44,527	$507	$226,514	$(139,744)	$81,550	$(68)	$168,759

See accompanying notes.

Websense, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended
	September 30,	September 30,
	2006	2005
Operating activities:
Net income	$25,101	$27,657

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,432	1,924
Share-based compensation	15,032	-
Deferred revenue	9,474	20,172
Unrealized gain (loss) on foreign exchange contracts	76	(84)
Tax benefit from exercise of stock options	—	9,586
Excess tax benefit from share-based compensation	(2,889)	—
Changes in operating assets and liabilities:
Accounts receivable	9,897	13,320
Prepaid income taxes	1,962	1,501
Other current assets	(1,131)	(2,780)
Deposits and other assets	(23)	(79)
Deferred income taxes	(4,146)	—
Accounts payable	67	205
Accrued payroll and related benefits	171	(104)
Other accrued expenses	2,106	951
Income taxes payable	3,431	1,248
Net cash provided by operating activities	61,560	73,517

Investing activities:
Purchase of intangible assets	(1,200)	—
Purchases of property and equipment	(3,132)	(2,444)
Purchases of marketable securities	(472,950)	(299,074)
Maturities of marketable securities	477,867	247,314
Sales of marketable securities	—	1,042
Net cash provided by (used in) investing activities	585	(53,162)

Financing activities:
Proceeds from exercise of stock options	8,786	12,716
Proceeds from issuance of common stock for stock purchase plan	1,988	1,647
Excess tax benefit from share-based compensation	2,889	—
Purchases of treasury stock	(91,404)	(41,855)
Net cash used in financing activities	(77,741)	(27,492)

Decrease in cash and cash equivalents	(15,596)	(7,137)

Cash and cash equivalents at beginning of period	61,629	38,878

Cash and cash equivalents at end of period	$46,033	$31,741

Supplemental disclosures of cash flow information:
Income taxes paid	$11,908	$3,001
Unrealized gain (loss) on marketable securities	$480	$(53)

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in Websense, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2. Net Income Per Share

Websense computes net income per share as permitted by the Financial Accounting Standards Board (FASB) with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS) (SFAS No. 128). Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive stock options and restricted stock units for 2006. Common equivalent shares consist of only dilutive stock options for 2005. Dilutive securities include both dilutive stock options and dilutive restricted stock units and are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options or acquiring restricted stock units, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

During the quarters ended September 30, 2006 and 2005, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options totaling 605,000 and 1,578,000 shares, respectively. Potentially dilutive securities totaling 5,604,000 and 628,000 shares for the quarters ended September 30, 2006 and 2005, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect.

During the first nine months of 2006 and 2005, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options totaling 824,000 and 1,848,000 shares, respectively. Potentially dilutive securities totaling 4,412,000 and 152,000 shares for the first nine months of 2006 and 2005, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
September 30, 2006:
Basic EPS	$8,534	45,796	$0.19
Effect of stock options	—	605	(0.01)
Diluted EPS	$8,534	46,401	$0.18

September 30, 2005:
Basic EPS	$10,111	47,326	$0.21
Effect of stock options	—	1,578	(0.00)
Diluted EPS	$10,111	48,904	$0.21

For the Nine Months Ended:
September 30, 2006:
Basic EPS	$25,101	47,102	$0.53
Effect of stock options	—	824	(0.01)
Diluted EPS	$25,101	47,926	$0.52

September 30, 2005:
Basic EPS	$27,657	47,446	$0.58
Effect of stock options	—	1,848	(0.02)
Diluted EPS	$27,657	49,294	$0.56

3. Comprehensive Income

The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income	$8,534	$10,111	$25,101	$27,657
Net change in unrealized gain (loss) on marketable securities, net of tax	278	(16)	480	(53)
Net change in unrealized gain (loss) on fair market valuation of foreign currency contracts, net of tax	(40)	34	76	(84)
Comprehensive income	$8,772	$10,129	$25,657	$27,520

4. Stockholder’s Equity

Share-Based Compensation

Through December 31, 2005, the Company accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations, as permitted by SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, the Company recorded no share-based employee compensation expense for options granted under its Amended and Restated 2000 Stock Incentive Plan (2000 Plan) or its predecessor plans (or options granted as non-plan inducement options) during the nine months ended September 30, 2005 as all other options granted had exercise prices equal to the fair market value of the common stock on the date of grant. The Company also recorded no compensation expense in connection with the Employee Stock Purchase Plan during the nine months ended September 30, 2005 as the purchase price of the stock was not less than 85% of the lower of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period. Nevertheless, through December 31, 2005 in accordance with SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148), the Company disclosed net income or loss and net income or loss per share as if the fair value-based method was applied in measuring compensation expense for share-based incentive programs.

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

Unless otherwise determined by the Board or precluded by laws of foreign jurisdictions, employees are eligible to participate in the Purchase Plan provided they are employed for at least 20 hours per week and are customarily employed for at least five months per calendar year. Employees who participate in an offering may have up to 15% of their earnings withheld pursuant to the Purchase Plan. The amount withheld is then used to purchase shares of common stock on specified dates. The price of common stock purchased pursuant to the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. At September 30, 2006, 1,579,013 shares were available for issuance under the Purchase Plan.

During the nine months ended September 30, 2006 and September 30, 2005, the Company issued 100,816 and 217,880 shares, respectively, under the Purchase Plan.

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

In addition, the 2000 Plan provides for automatic annual increases in the number of shares authorized and reserved for issuance thereunder (beginning in 2001) equal to the lesser of (i) 4% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 3,000,000 shares. At September 30, 2006, a total of 19,558,162 shares have been authorized for issuance under the 2000 Plan, of which 717,578 remain available for grant.

The exercise price of both incentive and non-statutory stock options and the issuance price of common stock under the 2000 Plan must equal at least the fair value on the date of grant or issuance, as the case may be. Through April 2005, the option grants were generally exercisable for a period of ten years, and beginning in May 2005, the option grants are generally exercisable for a period of seven years after the date of grant and generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months. Unvested common shares obtained through early exercise of stock options are subject to repurchase by the Company at the original issue price. Restricted stock units are subject to vesting and the holders of the restricted stock units are entitled to delivery of the underlying common stock on the applicable vesting date without any payment. To date, the Company has awarded restricted stock units as part of competitive hiring packages to replace foregone compensation. The vesting schedules, including acceleration events, for restricted stock units may vary in the individual cases. To date, only non-statutory stock options and restricted stock units have been granted under the 2000 Plan. Through September 30, 2006, the Company granted 120,000 restricted stock units. The unvested restricted stock units have a weighted average grant date fair value of $29.39 and an aggregate intrinsic value of $2.6 million as of September 30, 2006.

In 2002, the Company issued stock options as an incentive for certain persons to commence employment that were not covered under the 2000 Plan. In accordance with Section 4350(i) of the NASD Marketplace Rules for the Nasdaq Global Select Market, the Company issued 354,000 such stock options, which have substantially the same terms as stock options issued under the 2000 Plan.

In January 2006, the Company entered into an employment agreement with Gene Hodges to serve as the Company’s President and Chief Executive Officer, reporting to the Company’s Board of Directors, with employment commencing on January 9, 2006 and continuing “at will” until either party gives notice of termination. On January 9, 2006, Mr. Hodges was granted non-qualified stock options to purchase an aggregate of 1,200,000 shares of the Company’s common stock outside the Company’s 2000 Plan (the “Options”) with an exercise price per share equal to the fair market value of the Company’s common stock on that date. On April 13, 2006, at the request of the Company, Mr. Hodges agreed to the cancellation of the Options and the immediate re-grant under the 2000 Plan of non-qualified stock options to purchase an aggregate of 1,200,000 shares of the Company’s common stock with identical option terms, exercise prices, vesting schedules and vesting commencement dates as the original Options. The Company requested the cancellation and re-grant to bring the Options under the 2000 Plan for U.S. federal income tax reasons. Mr. Hodges received no income tax or other personal benefit from the cancellation and re-grant.

The following table summarizes stock option activity both under the 2000 Plan and the 1,554,000 stock options issued in 2002 and January 2006 not covered under a formal plan and related information:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	5,214,702	$17.86
Granted	4,560,930	28.31
Exercised	(784,110)	11.25
Cancelled/forfeited/expired	(1,894,338)	28.69
Balance at September 30, 2006	7,097,184	22.42

The weighted average fair value of stock options granted during the nine months ended September 30, 2006 was $13.18 per share based on the grant date fair value of the stock options estimated in accordance with the provisions of SFAS No. 123(R), excluding Mr. Hodges’ April 2006 re-granted stock options described above. The fair value of the April 2006 re-granted stock options to Mr. Hodges was less than the original stock option grants in January 2006 as the market price of the Company’s common stock declined from January 2006 to April 2006. The Company will continue to amortize the higher fair value associated with Mr. Hodges’ original stock option grants in January 2006 rather than the lower fair value associated with the April 2006 re-granted stock options.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $11.2 million.

The following table summarizes all stock options outstanding and exercisable by price range as of September 30, 2006:

	Options Outstanding
		Weighted		Options Exercisable
		Average			Weighted
		Remaining	Weighted		Average
Range of	Number of	Contractual Life	Average	Number of	Exercise
Exercise Prices	Shares	In Years	Exercise Price	Shares	Price
$0.25-$16.03	1,431,941	5.72	$9.97	1,201,546	$9.88
$16.12-$21.77	2,035,594	7.12	20.06	318,330	18.40
$21.81-$25.85	1,429,723	6.46	24.78	384,281	25.01
$25.89-$32.24	2,018,526	7.44	30.99	156,966	27.71
$32.42-$33.85	181,400	6.77	33.14	—	—

	7,097,184	6.79	22.42	2,061,123	15.38

The Company defines in-the-money stock options at September 30, 2006 as stock options that had exercise prices that were lower than the $21.61 market price of our common stock at that date. The weighted-average remaining contractual term of options currently exercisable is 6.22 years. The aggregate intrinsic value of all exercisable and non-exercisable stock options outstanding and in-the-money at September 30, 2006 was $20.0 million. The aggregate intrinsic value of only exercisable stock options outstanding and in-the-money at September 30, 2006 was $15.1 million. There were 2.6 million stock options in-the-money at September 30, 2006, of which 1.5 million stock options were exercisable.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, compensation expense that the Company recognized beginning on that date includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods will not be restated.

The following table illustrates the effect on net income and earnings per share if the Company had expensed share-based compensation in accordance with the provisions of SFAS No. 123 for the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income as reported	$10,111	$27,657
Deduct: share-based compensation expense determined under fair value method for all awards, net of tax (1)	(2,802)	(7,874)
Pro forma net income	$7,309	$19,783

Basic net income per share as reported	$0.21	$0.58
Pro forma basic net income per share	$0.15	$0.42

Diluted net income per share as reported	$0.21	$0.56
Pro forma diluted net income per share	$0.15	$0.40

(1)             The Company had an effective tax rate of 37% and 36% in the three and nine months ended September 30, 2005, respectively.

The table below reflects net income and diluted net income per share for the three and nine months ended September 30, 2006 compared with the pro forma information for the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income - as reported for prior periods (1)	N/A	$10,111	N/A	$27,657
Share-based compensation expense related to employee stock options and employee stock purchases, net of tax (2)	($2,954)	($2,802)	($10,218)	($7,874)
Net income, including the effect of share-based compensation expense (3)	$8,534	$7,309	$25,101	$19,783
Diluted net income per share - as reported for prior periods (1)	N/A	$0.21	N/A	$0.56
Diluted net income per share, including the effect of share-based compensation expense (3)	$0.18	$0.15	$0.52	$0.40

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

The results for the three and nine months ended September 30, 2006 include share-based compensation expense of $5.3 million (excluding tax effects) and $15.0 million (excluding tax effects), respectively, in the following expense categories of the consolidated statement of income.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Share-based compensation in:
Cost of revenue	$392	$—	$1,088	$—
Total share-based compensation in cost of revenue	392	—	1,088	—

Selling and marketing	2,204	—	6,208	—
Research and development	927	—	2,659	—
General and administrative	1,797	—	5,077	—
Total share-based compensation in operating expenses	4,928	—	13,944	—
Total share-based compensation	$5,320	$—	$15,032	$—

At September 30, 2006, there was $66.0 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of approximately 3 years.

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

The Company used the following assumptions to estimate the fair value of stock options granted for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Average expected life (years)	3.9	5.0	4.3	5.0
Average expected volatility factor	47.54%	37.87%	54.61%	42.79%
Average risk-free interest rate	4.91%	4.19%	4.79%	3.93%
Average expected dividend yield	—	—	—	—

The Company used the following assumptions to estimate the fair value of the semi-annual employee stock purchase plan share grant during the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30, 2006	September 30, 2005

Average expected life (years)	1.25	1.25
Average expected volatility factor	36.1%	45.4%
Average risk-free interest rate	4.9%	3.4%
Average expected dividend yield	—	—

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

Treasury Stock

On April 3, 2003, the Company announced that its Board of Directors authorized a stock repurchase program of up to 4 million shares of its common stock. On August 15, 2005, the Company announced that its Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. On July 25, 2006, the Company announced that its Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may commence or be suspended at any time, or from time to time, without prior notice. As of September 30, 2006, the Company had repurchased 8,170,060 shares of its common stock under this program, for an aggregate of $170.4 million at an average price of $20.86 per share.

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

During 2005 and 2006, the Company utilized Euro foreign currency forward contracts to hedge anticipated Euro denominated accounts receivable. During 2005, the Company utilized British Pound foreign currency forward contracts to hedge anticipated operating expenses. During 2006, the Company utilized British Pound zero-cost collar contracts to hedge anticipated operating expenses. All such contracts entered into were designated as either fair value hedges or cash flow hedges and were considered effective, if applicable, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended. None of the contracts were terminated prior to settlement. Net realized losses related to the contracts designated as fair value hedges settled during 2006 are included in other income, net, in the accompanying consolidated income statements and amounted to approximately $45,000 and $177,000 for the three and nine months ended September 30, 2006, respectively. There were no such gains or losses in 2005. Net realized gains related to the contracts designated as cash flow hedges settled during 2006 are included in the respective operating categories the Company hedges its British Pound expenditures against. These net realized gains amounted to approximately $57,000 and $106,000 for the three and nine months ended September 30, 2006, respectively. Net realized losses related to the contracts designated as cash flow hedges settled during 2005 are included in other income, net, in the accompanying consolidated income statements and amounted to approximately $43,000 and $114,000 for the three and nine months ended September 30, 2005, respectively.

Notional and fair values of the Company’s hedging position at September 30, 2006 and 2005 are presented in the table below (in thousands):

	September 30, 2006			September 30, 2005
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Euro	€2,200	$2,818	$2,841	€—	$—	$—
British Pound	£1,000	1,871	1,858	£1,150	2,103	2,026
Total		$4,689	$4,699		$2,103	$2,026

Euro forward contracts at September 30, 2006 were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not selected. All Euro contracts will be settled before November 30, 2006. Realized gains or losses related to the settlements, if any, will be recorded in other income, net at the time of settlement.

All British Pound contracts were designated as cash flow hedges and were determined effective as of September 30, 2006 and 2005. All British Pound contracts will be settled before December 31, 2006. Realized gains and losses related to the settlements, if any, will be recorded in the respective operating categories the Company hedges its British Pound expenditures against.

6. Interest on Cash and Marketable Securities

The Company’s interest on cash and marketable securities, included as a component of other income, net, is $2.8 million and $1.6 million for the three months ended September 30, 2006 and 2005, respectively. Interest on cash and marketable securities amounted to $8.3 million and $4.0 million for the nine months ended September 30, 2006 and 2005, respectively.

7. Tax Matters

From time to time, the Company is audited by various state, federal, and international authorities relating to tax matters. The Company’s audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and appeals process. Adjustments, if any, are appropriately recorded in the Company’s financial statements in the period they become probable and estimable. During the current quarter, the Company received a favorable IRS private letter ruling related to the tax treatment of stock options. In addition, the Company settled its UK income tax audit resulting in a reversal of previously recorded tax contingency reserves.

8. Legal Proceedings

On September 24, 2006, Jason Tauber filed a purported class action against the Company and other unidentified individuals in California Superior Court for the County of San Diego, captioned Tauber v. Websense.  The complaint alleges that the plaintiff and a putative class of certain software engineers and computer professionals who worked for the Company as exempt employees during the period from September 15, 2002 through the present should have been classified as non-exempt employees under California law and should have been paid for overtime.  The complaint also alleges related wage and hour violations of the California Labor Code arising from the alleged misclassification and that the failure to pay overtime constitutes an unfair business practice under California Business and Professions Code § 17200.  The complaint seeks unspecified damages for unpaid overtime, prejudgment interest, attorneys’ fees and other costs, statutory penalties for alleged violations, and other proper relief.  The case is at a very early stage and discovery has not commenced.  The Company denies all material allegations and intends to defend the action vigorously.

The Company is involved in various legal actions in the normal course of business.  Based on current information, including consultation with the Company lawyers, the Company believes that any ultimate liability that may result from these actions, including Tauber v. Websense, would not materially affect the Company’s consolidated financial positions, results of operation or cash flows.  The Company’s evaluation of the likely impact of these actions could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on the Company’s results of operations or cash flows in a future period.

9. Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48) Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN No. 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect the adoption of FIN No. 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurement (SFAS No. 157), which provides guidance for using fair value to measure assets and liabilities. In addition, SFAS No. 157 also provides guidance for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. The accounting provisions of SFAS No. 157 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (SAB No. 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company does not believe the application of SAB No. 108 will have a material effect on the results of its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report. See “Risk Factors” under Part II, Item 1A below regarding certain factors known to us that could cause reported financial information not to be necessarily indicative of future results.

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

These forward-looking statements are subject to risks and uncertainties, including those risks and uncertainties described herein under Part II, Item 1A “Risk Factors”, that could cause actual results to differ materially from those anticipated as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

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

In October 2005, we announced an agreement with Nortel Networks to develop a mobile Web content filtering solution to protect wireless Internet users from receiving and accessing unwanted content. Throughout 2006, we have engaged in development for mobile filtering products with several third parties, and we expect to close our first transactions for the mobile filtering product in 2007.

During the nine months ended September 30, 2006, we derived approximately 37% of revenue from international sales, compared with 33% for the nine months ended September 30, 2005, with the United Kingdom comprising approximately 10% of our total revenue in both periods. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

We sell Websense Enterprise through both indirect channels and directly, and are transitioning to a two tier distribution strategy in North America. Sales through indirect channels currently account for more than 80% of our revenue, and we plan to increase the percentage of our revenue obtained through indirect channels. Our strategy is to increase new and renewal customer sales through independent software distributors and resellers and increase the focus of our internal sales and marketing force on supporting our channel strategy. As a result, we expect to increase the proportion of our sales made through indirect channels.  On August 4, 2006, we announced that Ingram Micro will distribute, market and support our Web security and Web filtering software for our two tier distribution strategy in North America.  Ingram Micro will also focus its efforts on recruiting new resellers and building awareness and demand within our existing North America channel partner base.  The new program is also intended to expand our presence in the growing small and medium business Web filtering market.

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

Accounting for Share-Based Compensation. Through December 31, 2005, we accounted for share-based employee compensation plans under the measurement and recognition provisions of

Accounting Principles Board (APB) No. 25 (APB No. 25), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, we recorded no share-based employee compensation expense for options granted under our Amended and Restated 2000 Stock Incentive Plan (2000 Plan) or predecessor plans (or options granted as non-plan inducement options) during the nine months ended September 30, 2005 as all other options granted had exercise prices equal to the fair market value of the common stock on the date of grant. We also recorded no compensation expense in connection with the Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148), we disclosed net income or loss and net income or loss per share as if the fair value-based method was applied in measuring compensation expense for share-based incentive programs.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, compensation expense that we recognized beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods will not be restated. The results for the nine months ended September 30, 2006 include share-based compensation expense of $15.0 million (excluding tax effects). Compensation expense related to share-based awards is generally amortized over the vesting period in the related expense categories of the consolidated statement of income.

At September 30, 2006, there was $66.0 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of approximately 3 years.

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

We determine the fair value of share-based payment awards on the date of grant using an option-pricing model that is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  Option-

pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the exiting valuation models may not provide an accurate measure of the fair value of our employee stock options.  Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) and SAB No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Deferred Tax Assets. As required by SFAS No. 109, we recognize tax assets on the balance sheet if it is “more likely than not” that they will be realized on future tax returns.  At September 30, 2006, we had deferred tax assets of $26.0 million.  We believe that it is more likely than not that our deferred tax assets will be realized. Factors considered by us included: our earnings history, projected earnings based on current operations, and projected future taxable income. However, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination was made.

Income Tax Provision and Tax Contingency Reserve. Significant judgment is required in determining our consolidated income tax provision and evaluating our U.S. and foreign tax positions. It is our policy to maintain tax contingency reserves for tax audit issues that are probable to occur and can reasonably be estimated.  We review the reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues or rendering of court decisions affecting a particular tax issue. Tax reserve contingencies and changes to the reserves are evaluated and recorded in our tax provision in the period in which the above noted events occur. During the current quarter, the Company received a favorable IRS private letter ruling related to the tax treatment of stock options that had a positive impact on the tax provision. In addition, the Company settled its UK income tax audit resulting in the reversal of previously recorded tax contingency reserves.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to pay their invoices. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations

Three months ended September 30, 2006 compared with the three months ended September 30, 2005

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	September 30, 2006		September 30, 2005
	(Unaudited)

Revenue	100%		100%

Cost of revenue	8	*	7

Gross margin	92		93

Operating expenses:
Selling and marketing	46	*	36
Research and development	13	*	11
General and administrative	12	*	8
Total operating expenses	71	*	55

Income from operations	21	*	38

Other income, net	6		4

Income before income taxes	27	*	42

Provision for income taxes	8		16

Net income	19	%*	26%

* Includes share-based compensation expense. Total share-based compensation was $5.3 million, or 12% of revenue, for the three months ended September 30, 2006.

Revenue

Revenue increased to $46.1 million in the third quarter of 2006, from $38.3 million in the third quarter of 2005. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers that resulted in a 2.1 million increase in the number of seats under subscription from September 30, 2005 to September 30, 2006. Approximately 67% of subscription revenue recognized in the third quarter of 2006 was derived from renewal business compared to 65% in the third quarter of 2005.  We expect our fourth quarter revenue to increase over the fourth quarter of 2005, as a result of our renewal business, international growth and growth of new business.

Cost of Revenue

Cost of revenue consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenue increased to $3.9 million in the third quarter of 2006, from $2.8 million in the third quarter of 2005. The increase of $1.1 million was due to the costs associated with share-based compensation expense relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as additional personnel in our technical support and database groups and allocated costs. We allocate the total costs for human resources, employee benefits, payroll taxes, information technology, facilities, fixed asset depreciation and legal costs to each of our functional areas based on salaries and headcount data. We expect cost of revenue to increase in the future due to share-based compensation expense and to support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue increased to 8% during the third quarter of 2006 from 7% in 2005. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

Gross margin increased to $42.2 million in the third quarter of 2006, from $35.5 million in the third quarter of 2005. The increase was due to increased revenue. As a percentage of revenue, gross margin decreased to 92% in the third quarter of 2006 from 93% in the third quarter of 2005. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including our channel partner and distribution programs, along with costs related to public relations, advertising, promotions and travel as well as allocated costs. Selling and marketing expenses increased to $21.3 million in the third quarter of 2006, from $13.8 million in the third quarter of 2005. The increase in selling and marketing expenses of $7.5 million was due to share-based compensation expenses relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as additional expenses associated with our new channel strategy, increased personnel costs and related travel, and allocated costs. We expect selling and marketing expenses to increase in absolute dollars in the future driven primarily by share-based compensation expense and as more personnel are added to support our expanding selling and marketing efforts worldwide and as increased sales result in higher overall sales commission expenses.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $6.0 million in the third quarter of 2006, from $4.1 million in the third quarter of 2005. The increase of $1.9 million in research and development expenses was due to share-based compensation expense relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as increased personnel needed to support our expanding list of technology partners, the enhancements of Websense Enterprise and additional products, and allocated costs. We expect research and development expenses to increase in absolute dollars in future periods driven primarily by share-based compensation expense and as more personnel are added to support our continued enhancements of our products as well as the development of new products.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, administrative personnel, third party professional service fees, and allocated costs. General and administrative expenses increased to $5.5 million in the third quarter of 2006, from $3.1 million in the third quarter of 2005. The $2.4 million increase in general and administrative expenses was primarily a result of share-based compensation expense relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as additional personnel needed to support our growing operations, and allocated costs. We expect general and administrative expenses to increase in absolute dollars in future periods driven primarily by share-based compensation expense, growth in operations, increasing expenses associated with being a public company and expansion of our international operations.

Other Income, Net

Other income, net increased to $2.8 million in the third quarter of 2006, from $1.5 million in the third quarter of 2005. The increase was due primarily to higher interest rates realized on our increased balances of cash, cash equivalents and marketable securities as of September 30, 2006 compared with September 30, 2005. The majority of our investments of cash and cash equivalents and marketable securities are tax-exempt. We expect that the majority of our cash and cash equivalents and marketable securities will continue to be held in tax-exempt investments during the foreseeable future.

Provision for Income Taxes

In the third quarter of 2006, United States and foreign income tax expense was $3.6 million, compared to $5.9 million for the third quarter of 2005.  The effective income tax rate decreased to 30% in the third quarter of 2006 from 37% in the third quarter of 2005. The decrease in the tax rate is primarily related to a favorable IRS private letter ruling related to the tax treatment of stock options. In addition, we settled our UK income tax audit resulting in a reversal of previously recorded tax contingency reserves. Our effective tax rate may change in future periods due to the composition of taxable income between domestic and international operations along with potential changes or interpretations in tax rules and legislation, or corresponding accounting rules.

Nine months ended September 30, 2006 compared with the nine months ended September 30, 2005

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Nine Months Ended
	September 30, 2006		September 30, 2005
	(Unaudited)

Revenue	100%		100%

Cost of revenue	8	*	7

Gross margin	92		93

Operating expenses:
Selling and marketing	44	*	37
Research and development	13	*	11
General and administrative	12	*	8
Total operating expenses	69	*	56

Income from operations	23	*	37

Other income, net	6		3

Income before income taxes	29	*	40

Provision for income taxes	10		14

Net income	19	%*	26%

*                    Includes share-based compensation expense. Total share-based compensation was $15.0 million, or 11% of revenue, for the nine months ended September 30, 2006.

Revenue

Revenue increased to $132.7 million in the first nine months of 2006, from $108.5 million in the first nine months of 2005. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers. Approximately 65% of subscription revenue recognized in the first nine months of 2006 and 2005 was derived from renewal business.

Cost of Revenue

Cost of revenue increased to $11.0 million in the first nine months of 2006, from $7.8 million in the first nine months of 2005. The increase of $3.2 million was due to the costs associated with share-based compensation expense relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as additional personnel in our technical support and database groups and allocated costs. We allocate the total costs for human resources, employee benefits, payroll taxes, information technology, facilities, fixed asset depreciation and legal costs to each of our functional areas based on salaries and headcount data. As a percentage of revenue, costs of revenue increased to 8% during the first nine months of 2006 from 7% in 2005.

Gross Margin

Gross margin increased to $121.7 million in the first nine months of 2006, from $100.7 million in the first nine months of 2005. The increase was due to increased revenue. As a percentage of revenue, gross margin decreased to 92% in the first nine months of 2006 from 93% in the first nine months of 2005.

Operating Expenses

Selling and marketing. Selling and marketing expenses increased to $58.2 million in the first nine months of 2006, from $40.0 million in the first nine months of 2005. The increase in selling and marketing expenses of $18.2 million was due to share-based compensation expenses relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as additional expenses associated with our new channel strategy, increased personnel costs and related travel, and allocated costs.

Research and development. Research and development expenses increased to $16.9 million in the first nine months of 2006, from $12.1 million in the first nine months of 2005. The increase of $4.8 million in research and development expenses was primarily a result of share-based compensation expense relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as increased personnel needed to support our expanding list of technology partners, the enhancements of Websense Enterprise and additional products, and allocated costs.

General and administrative. General and administrative expenses increased to $16.0 million in the first nine months of 2006, from $9.0 million in the first nine months of 2005. The $7.0 million increase in general and administrative expenses was primarily a result of share-based compensation expense relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as additional personnel needed to support our growing operations and allocated costs.

Other Income, Net

Other income, net increased to $8.2 million in the first nine months of 2006, from $3.7 million in the first nine months of 2005. The increase was due primarily to higher interest rates realized on our increased balances of cash, cash equivalents and marketable securities as of September 30, 2006 compared with September 30, 2005. The majority of our investments of cash and cash equivalents and marketable securities are tax-exempt.

Provision for Income Taxes

In the first nine months of 2006, United States and foreign income tax expense decreased to $13.7 million compared to $15.7 million in the first nine months of 2005. The effective income tax rate decreased to 35% in the first nine months of 2006 from 36% in the first nine months of 2005. The decrease in the tax rate is primarily related to the settlement of a UK tax audit resulting in the reversal of a previously recorded tax contingency reserve, a higher percentage of international income subject to lower tax rates, and an increase in tax exempt interest income. The decrease in the tax rate was partially offset by the non-availability for tax deduction of certain share-based compensation expenses under SFAS No. 123(R).

Liquidity and Capital Resources

As of September 30, 2006, we had cash and cash equivalents of $46.0 million, investments in marketable securities of $254.3 million and retained earnings of $81.6 million. As of December 31, 2005, we had cash and cash equivalents of $61.6 million, investments in marketable securities of $258.8 million and retained earnings of $56.4 million.

Net cash provided by operating activities was $61.6 million in the first nine months of 2006, compared with $73.5 million in the first nine months of 2005. The $11.9 million decrease in cash provided by operating activities in the first nine months of 2006 was primarily due to decreased growth in deferred revenue (subscription amounts in excess of recognizable revenue are recorded as deferred revenue) compared to the first nine months of 2005. Our operating cash flow is significantly influenced by subscription renewals and accounts receivable collections, and deferred revenue.  A decrease in subscription renewals or accounts receivable collections, or a lower deferred revenue balance, would negatively impact our operating cash flow.

Net cash provided by investing activities was $0.6 million in the first nine months of 2006, compared with net cash used in investing activities of $53.2 million in the first nine months of 2005. The $53.8 million increase of net cash provided by investing activities for the first nine months of 2006 was primarily due to fewer purchases to offset the maturities and sales of marketable securities.

Net cash used by financing activities was $77.7 million in the first nine months of 2006, compared with net cash used by financing activities of $27.5 million in the first nine months of 2005. The $50.2 million increase in net cash used by financing activities in the first nine months of 2006 was primarily due to share repurchases of 4,300,000 shares of our common stock for $91.4 million in the first nine months of 2006, compared with 1,658,060 shares for $41.9 million in the first nine months of 2005, and fewer proceeds from exercises of employee stock options.

We have an operating lease commitment of approximately $0.5 million during the remainder of 2006, $1.9 million in 2007, and $0.3 million in 2008. A majority of our operating lease commitments are related to our corporate headquarters lease, which extends through 2008. Our corporate headquarters lease includes escalating rent payments from 2006 to 2008, although the lease permits us to cancel the 2008 year commitment of the lease prior to December 31, 2006, at our option in exchange for a payment of approximately $0.3 million. The rent expense related to our corporate headquarters lease is recorded monthly on a straight-line basis in accordance with generally accepted accounting principles.

Future minimum annual payments under non-cancelable operating leases at September 30, 2006 are as follows (in thousands):

Operating Leases
2006	$479
2007	1,937
2008	325
$2,741

As of September 30, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock.  On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. On July 25, 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. Repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of September 30, 2006, we had repurchased 8,170,060 shares of our common stock under this program, for an aggregate of $170.4 million at an average price of $20.86 per share.

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

We believe that our cash and cash equivalents balances, investments in marketable securities and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures and stock repurchases, if any, for at least the next 12 months.  Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements.  We may elect to raise funds for these purposes through capital markets transactions or debt or private equity transactions as appropriate.  We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any material off-balance sheet arrangements as defined in Regulation S-K Item 303 (a)(4).

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

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2006. Changes in interest rates over time will, however, affect our interest income.

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

Notional and fair values of our hedging positions at September 30, 2006 and 2005 are presented in the table below (in thousands):

	September 30, 2006			September 30, 2005
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Euro	€2,200	$2,818	$2,841	€—	$—	$—
British Pound	£1,000	1,871	1,858	£1,150	2,103	2,026
Total		$4,689	$4,699		$2,103	$2,026

The $2.8 million notional increase in our Euro hedged position is primarily due to increased Euro-based billings of customers in Euro-denominated countries. All of the Euro hedging contracts will be settled before November 30, 2006.  For both the three and nine months ended September 30, 2006, less than  15% of our total billings were denominated in the Euro. We do not expect foreign currency billings to represent more than 15% of our total billings during 2006.

The $0.2 million notional decrease in our British Pound hedged position is primarily due to a decrease in the percentage of working funds hedged. All of the British Pound hedging contracts will be settled before December 31, 2006.  In 2006, we expect an increase in British Pound expenditures and our corresponding hedged commitments to be consistent with our increase in overall operating expenditures.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that we are able to collect the information we are required to disclose in the reports we file under the Exchange Act, and to record, process, summarize and report this information within the time periods specified in the rules of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective as of the end of the period covered by this Quarterly Report.

Changes In Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, during the period covered by this Quarterly Report.

Part II - Other Information

Item 1. Legal Proceedings

On September 24, 2006, Jason Tauber filed a purported class action against us and other unidentified  individuals in California Superior Court for the County of San Diego, captioned Tauber v. Websense.  The complaint alleges that the plaintiff and a putative class of certain software engineers and computer professionals who worked for us as exempt employees during the period from September 15, 2002 through the present should have been classified as non-exempt employees under California law and should have been paid for overtime.  The complaint also alleges related wage and hour violations of the California Labor Code arising from the alleged misclassification and that the failure to pay overtime constitutes an unfair business practice under California Business and Professions Code § 17200.  The complaint seeks unspecified damages for unpaid overtime, prejudgment interest, attorneys’ fees and other costs, statutory penalties for alleged violations, and other proper relief.  The case is at a very early stage and discovery has not commenced.  We deny all material allegations and intend to defend the action vigorously.

We are involved in various legal actions in the normal course of business.  Based on current information, including consultation with our lawyers, we believe that any ultimate liability that may result from these actions, including Tauber v. Websense, would not materially affect our consolidated financial positions, results of operation or cash flows.  Our evaluation of the likely impact of these actions could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on our results of operations or cash flows in a future period.

Item 1A. Risk Factors

You should carefully consider the following information in addition to other information in this report before you decide to purchase our common stock.  The risks and uncertanties described below are those that we currently deem to be material and that we believe are specific to our company and our industry.  In addition to these risks, our business may be subject to risks currently unknown to us.  If any of these or other risks actually occur, our business may be adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment in Websense.

We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2006.

Our future success depends on our ability to sell new, renewal and upgraded subscriptions to Websense Enterprise and the related add-on products.*

All of our revenue comes from new and renewal subscriptions to Websense Enterprise and its related add-on products, and we expect this trend to continue through mid-2007 when we plan to launch an OEM data leakage product with Port Authority, Inc. Even after such time, we anticipate subscriptions to Websense Enterprise and related products will account for the significant majority of our revenues in the foreseeable future. If Websense Enterprise or the add-on products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price and performance to competing products, our operating results and our business will be significantly impaired. If we cannot sufficiently increase our customer base with the addition of new customers, we will not be able to grow our business to meet expectations.

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

Failure of our add-on products, particularly our security products, to achieve more widespread market acceptance will seriously harm our business.*

Our future financial performance depends on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our security offerings. We currently have two platforms for our core software, Websense Enterprise and Websense Enterprise—Corporate Edition. We also sell a number of add-on products such as Security Filtering, Remote Filtering, Client Policy Manager, Real-Time Security Updates and Bandwidth Optimizer. In addition, we have developed security services that we include within our Websense Web Security Suites, such as ThreatWatcher, BrandWatcher and SiteWatcher. We may not be successful in achieving market acceptance of these or any new products that we develop or of enhanced versions of Websense Enterprise. Moreover, our recent increased emphasis on the development, marketing and sale of our security offerings could distract us from sales of our core Websense Enterprise offering, negatively impacting our overall sales. Any failure or delay in diversifying our existing offerings, or diversification at the detriment to our core Websense Enterprise offering, could harm our business, results of operations and financial condition.

We face increasing competition, which places pressure on our pricing and which could prevent us from increasing revenue or maintaining profitability. In addition, as we increase our emphasis on our security-oriented products, we face competition from better-established security companies that have significantly greater resources.*

The market for our products is intensely competitive and is likely to become even more so in the future, within both the Web filtering market as well as the Web security market. Our current principal Web filtering competitors frequently offer their products at a significantly lower price than our products, which has resulted in pricing pressures on sales of our product and potentially could result in the commoditization of Web filtering products. We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle Web filtering or other competitive products with their products. If we are unable to maintain the current pricing on sales of our products or increase our pricing in the future, our profitability could be negatively impacted. Even if our products provide greater functionality and are more effective than certain other competitive products, potential customers might accept this limited functionality in lieu of purchasing our products. In addition, our own indirect sales channels may decide to develop or sell competing products instead of our products. Pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our products to achieve or maintain more widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition. Our current principal competitors include:

•                  companies offering Web filtering products, such as SurfControl, Secure Computing, Symantec, Digital Arts, Computer Associates, Microsoft, St. Bernard Software, Finjan, Barracuda, ScanSafe, and Trend Micro;

•                  companies integrating Web filtering into specialized security appliances, such as 8e6 Technologies, Blue Coat Systems, Cisco Systems, McAfee and SonicWALL;

•                  companies offering Web security solutions, such as McAfee, Microsoft, Symantec, Juniper Networks, Message Labs and Trend Micro;

•                  companies offering desktop security solutions such as Check Point Software, Cisco Systems, McAfee, Microsoft and Symantec; and

•                  companies offering proxy based solutions such as Blue Coat Systems and IronPort.

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

Sales to customers outside the United States have accounted for a significant portion of our revenue, and we expect this trend to continue, which exposes us to risks inherent in international sales.*

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 37% of our total revenue generated during the nine months ended September 30, 2006 compared with 33% of our total revenue in all of 2005. International sales also increased 33% in absolute dollars for the nine month period ending September 30, 2006 compared with the nine month period ending September 30, 2005. As a key component of our business strategy, we intend to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

•                  dependence on foreign distributors and their sales channels;

•                  localization of our products and our ability to properly categorize and filter Web sites containing foreign languages;

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

If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.*

We may acquire complementary companies, services and technologies in the future. We have not made any acquisitions to date, and therefore our ability as an organization to make acquisitions is unproven. Although we review the records of companies or businesses we are interested in acquiring, even an in-depth review may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies.

Acquisitions involve numerous risks, including:

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

•                  assumption of liabilities of the acquired company, including debt and litigation; and

•                  inability to generate sufficient revenue to offset acquisition costs.

In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions, our business and prospects may be seriously harmed.

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

We intend to develop and expand our indirect sales channels including our new two tier distribution channel in North America, to increase revenue and improve our operating results.*

We depend on our indirect sales channels, including value-added resellers, distributors, and providers of managed Internet services, to offer our products to a larger customer base than can be reached through a direct sales effort. We need to expand our existing indirect sales channel relationships and enter into new indirect sales channel relationships to increase our current and future market share and revenue, particularly revenue from new customer sales in the small and medium business segment. On August 4, 2006, we announced that Ingram Micro, Inc. will distribute, market and support our Web security and Web filtering software as part of our new two tier distribution strategy in North America. We may be unable to maintain and expand our existing relationships or enter into new relationships on commercially reasonable terms or at all. If we are unable to maintain and expand our existing relationships, including our relationship with Ingram Micro, or enter into new relationships, we would lose customer introductions and co-marketing benefits and our operating results could suffer. Our ability to meaningfully increase the amount of our products sold through our sales channels also depends on our ability to adequately and efficiently support these channel partners with, among other things, appropriate financial incentives to encourage pre-sales investment and sales tools, such as sales training, technical training and product collateral needed to support their customers and prospects. Additionally, we must make significant changes to our internal ordering and partner management systems in order to effectively execute our new two tier distribution strategy. Any failure to properly and efficiently support our sales channels will result in lost sales opportunities.

Our reliance on indirect sales channels could result in reduced revenue growth because we have little control over our value-added resellers, distributors and original equipment manufacturers.*

We anticipate that sales from our various indirect sales channels, including value-added resellers, distributors, providers of managed Internet services and others, will continue to account for a significant majority of our total revenue in future periods.  In addition, on August 4, 2006, we announced that Ingram Micro will distribute, market and support our Web security and Web filtering software.  None of these parties is obligated to sell our products or to make any purchases from us. Our ability to generate increased revenue depends upon the ability and willingness of our indirect sales channels to market and sell our products. If they are unsuccessful in their efforts or are unwilling or unable to market and sell our new product offerings such as our security-oriented offerings, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Some of our indirect sales channels also market and sell products that compete with our products or may decide to do so in the future. We may not be able to prevent these parties from devoting greater resources to support our competitors’ products and/or eliminating their efforts to sell our products.

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

Our databases may fail to keep pace with the rapid growth and technological change of the Internet.*

The success of our products depends on the breadth and accuracy of our databases. Although our databases currently catalog more than 20 million URLs and over 1.9 million software applications and executable files, they contain only a portion of such material that exists. In addition, the total number of URLs and software applications is growing rapidly, and we expect this rapid growth rate to continue in the future. In particular, URLs and software applications that pose security risks tend to develop and evolve at a much faster rate than other content that we identify and categorize. Accordingly, we must identify and categorize content for our security risk categories at an extremely rapid rate with our Real Time Security Updates. Our databases and database technologies may not be able to keep pace with the growth in the number of URLs and software applications, especially the growing amount of content utilizing foreign languages and the increasing sophistication of malicious code and the delivery mechanisms associated with spyware, phishing and other hazards associated with the Internet. Further, the ongoing evolution of the Internet and computing environments will require us to continually improve the functionality, features and reliability of our databases. Because our products primarily manage access to URLs and software applications included in our databases, if our databases do not contain a meaningful portion of relevant content, the effectiveness of Websense Enterprise and our add-on products will be significantly diminished. Any failure of our databases to keep pace with the rapid growth and technological change of the Internet will impair the market acceptance of our products, which in turn will harm our business, results of operations and financial condition.

Failure of our products to work properly or misuse of our products could impact sales, increase costs, and create risks of potential negative publicity and legal liability.

Our products are complex and are deployed in a wide variety of complex network environments. Our products may have errors or defects that users identify after deployment, which could harm our reputation and our business. In addition, products as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of our products, and we may find such errors in the future. Because customers rely on our products to manage employee behavior and to protect against security risks, any significant defects or errors in our products may result in negative publicity or legal claims. For example, an actual or perceived breach of network or computer security at one of our customers, regardless of whether the breach is attributable to our products, could adversely affect the market’s perception of our security products. Moreover, parties whose Web sites or software applications are placed in security-risk categories or other categories with negative connotations may seek redress against us for falsely labeling them or for interfering with their business. The occurrence of errors could adversely affect sales of our products, divert the attention of engineering personnel from our product development efforts and cause significant customer relations or legal problems.

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

We are subject to changes in financial accounting standards, which may adversely affect our reported financial results or the way we conduct business.*

Accounting policies affecting software revenue recognition have been the subject of frequent interpretations. Future changes in financial accounting standards, including pronouncements relating to revenue recognition, may have a significant effect on our reported results, including reporting of transactions completed before the effective date of the changes.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which became effective in our first quarter of fiscal 2006.   Commencing with our first quarter of fiscal 2006, we adopted a fair value-based method for measuring the compensation expense related to employee stock awards; this has caused an additional compensation expense of approximately $15.0 million in the first nine months of fiscal 2006, thereby reducing net income and earnings per share. The adoption of this standard could limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. However, overall, our cash flows will be unaffected.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.*

Our success depends largely upon the continued services of our executive officers and other key management personnel. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products and technologies. We do not have employment agreements with a majority of our executive officers, key management or development personnel and, therefore, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, results of operations and financial condition. In such an event we may be unable to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

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

Some provisions of our certificate of incorporation and bylaws, as well as some provisions of Delaware law, may discourage, delay or prevent third parties from acquiring us, even if doing so would be beneficial to our stockholders. For example, our certificate of incorporation provides for a classified board, with each board member serving a staggered three-year term. It also provides that stockholders may not fill board vacancies, call stockholder meetings or act by written consent. Our bylaws further provide that advance written notice is required prior to stockholder proposals. Each of these provisions makes it more difficult for stockholders to obtain control of our board or initiate actions that are opposed by the then current board. Additionally, we have authorized preferred stock that is undesignated, making it possible for the board to issue up to 5,000,000 shares of preferred stock with voting or other rights and preferences that could impede the success of any attempted change of control. Delaware law also could make it more difficult for a third party to acquire us. Section 203 of the Delaware General Corporation Law has an anti-takeover effect with respect to transactions not approved in advance by our board, including discouraging attempts that might result in a premium over the market price of the shares of common stock held by our stockholders.

We do not intend to pay dividends.

We have not declared or paid any cash dividends on our common stock since we have been a publicly traded company. We currently intend to retain any future cash flows from operations to fund growth and, do not expect to pay any dividends in the foreseeable future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Month	Number of shares purchased during month(1)	Average price paid per share	Cumulative number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan(2)
July 2006	187,500	$18.55	5,357,560	6,642,440
August 2006	2,812,500	$19.50	8,170,060	3,829,940
September 2006	—	—	8,170,060	3,829,940
Total	3,000,000	$19.44	8,170,060	3,829,940

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

(1)             Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 3, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: November 8, 2006	By:	/s/ GENE HODGES
Gene Hodges
President and
Chief Executive Officer

Date: November 8, 2006	By:	/s/ DOUGLAS C. WRIDE
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

(1)                Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 3, 2000.