Form 10-K
period 2006-12-31
WEBSENSE INC
filed 2007-02-28
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

10240 Sorrento Valley Road

San Diego, California 92121

858-320-8000

(Address of principal executive offices, zip code and telephone number)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2006 was approximately $968 million (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq Global Select Market for that date). Shares of Common Stock held by each officer, director and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 15, 2007 was 44,821,417.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 5, 2007 are incorporated by reference into Part III.

Certain exhibits filed with the registrant’s prior registration statement, form 10-K and forms 10-Q are incorporated herein by reference into Part IV of this Report.

Websense, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2006

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

These forward-looking statements are subject to risks and uncertainties, including those risks and uncertainties described herein under Part I, Item 1A “Risk Factors”, which could cause actual results to differ materially from those anticipated as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

Item 1.                        Business

Overview

Our products help organizations manage their networks and computing resources to provide a secure and productive computing environment. We provide Web filtering and Web security software products that enable organizations to protect employees and confidential information from external Web-based attacks, such as spyware and phishing, as well as analyze, report and manage how employees use computing resources and the Internet. In January 2007, we acquired PortAuthority Technologies, Inc. (PortAuthority), our technology development partner for information leak prevention solutions. As a result, in addition to our Web filtering and Web security software products, we offer software that helps prevent the loss of confidential information from internal threats, such as ineffective business process controls, employee error and malfeasance.

Since we released our first software product in 1996, our products have evolved from preventing access to unacceptable Internet content to products that proactively manage employees use of computing resources and the Internet to maximize productivity and prevent access to the most undesirable and dangerous elements on the Web, such as Web sites that contain or will download viruses, spyware, keyloggers, phishing exploits and an ever-increasing variety of malicious code.

At the foundation of our Web filtering and Web security product offering is the Websense Enterprise® software application, which serves as a management and reporting platform for our Web filtering and related add-on Web security products. Websense Enterprise gives organizations the ability to enhance network security, improve employee productivity, mitigate potential legal liability and conserve network bandwidth by allowing organizations to identify potential risk areas and implement and automate

Web access and application usage policies that reduce these risks. When combined with our Web security products that utilize our ThreatSeeker™ technology including Security Filtering, Remote Filtering and Client Policy Manager™, Websense Enterprise allows organizations to further enhance network and content security by blocking access to malicious Web sites and by preventing the transmission of data to known spyware destination sites. To simplify the purchase process for our value-added resellers and customers, we have created a suite of Websense Enterprise and our most popular add-on security products and services, known as the Websense® Web Security Suite™.

Our Web filtering and Web security software operates in conjunction with our proprietary databases which encompass:

•       Approximately 20 million Web site universal resource locators (URLs) organized into more than 90 categories, including specific categories for sites containing spyware, viruses and other malware, and phishing destination sites.

•       More than two million software applications and executable files classified in 50 categories such as productivity applications and games, including an ever-increasing database of malicious code, spyware, hacking tools and viruses.

•       Commonly used network and Internet protocols, such as http, instant messaging protocols and peer-to-peer protocols.

Our databases are updated continuously each business day using a proprietary process of automated content assessment and classification, with manual verification. In 2005, we increased the resources focused on identifying and classifying adware, spyware, keylogging and other malicious code located on Internet sites and created Websense Security Labs™. Researchers in the Websense Security Labs use our patent-pending ThreatSeeker technology to scan nearly 600 million Web sites each week to identify and investigate advanced Internet threats in order to deliver timely product and information updates to the security community and Websense customers. Subscribers to our Web security add-on products and the Websense Web Security Suite receive updates of the security risk categories of the URL and application databases in real time as new malicious or high-risk URLs and executable files are identified and categorized.

We have been developing Web content filtering and security solutions to protect Internet users from receiving and accessing unwanted or illegal content on their mobile phones and personal digital assistants (PDAs). We have engaged in discussions regarding mobile filtering solutions with several third parties, and we expect to close our first transaction for the mobile filtering and security products in 2007.

In January 2007, we acquired PortAuthority and in February 2007, we introduced our first information leak prevention (ILP) solution, the Websense Content Protection Suite™, based on products received through the acquisition of PortAuthority, including the patented and patent-pending Precise ID™ digital fingerprinting technology. The Content Protection Suite consists of the Websense Content Auditor™, a software-based monitoring and reporting solution that identifies and categorizes different types of data whether it is data-in-motion or data-at-rest, and the Content Enforcer™, a software-based policy engine that automates pre-set policies regarding the use and distribution of different types of data and information.

We expect that we will continue to derive the majority of our revenue from Websense Enterprise-based products for several years. The markets for information leak prevention solutions and Web filtering on mobile handsets are still in the early phases of development, and therefore will only comprise a small percentage of our revenues in 2007.

We operate in one industry segment, as defined by generally accepted accounting principles.

Our business commenced operations in 1994 as NetPartners Internet Solutions, a reseller of computer security products. In 1999, we changed our name to Websense, Inc. to reflect the shift in our business focus to a developer of Web filtering solutions. Our principal offices are located at 10240 Sorrento Valley Road, San Diego, California 92121.

Industry Background

As part of their overall business strategies, many organizations use the Internet to enable critical business applications that are accessed over their corporate networks. Many employees also use their organization’s computing resources for recreational “Web surfing,” peer-to-peer file sharing, downloading of high-bandwidth content, instant messaging and other personal matters. However, unmanaged use of corporate computing resources, including Internet access, can result in increased risk and cost to the organization, including increased security risks, lost employee productivity, increased network bandwidth consumption, and potential legal liability. In recent years, the same activities that made employees efficient and productive—doing research over the Internet, sharing files and sending instant messages and emails to customers and co-workers—have also made IT infrastructures and valuable corporate data vulnerable to external threats such as mobile malicious code, spyware, viruses, Trojan horses and phishing and pharming exploits.

Additionally, as organizations create collaborative networks with their customers, suppliers, technology partners and other stakeholders, they increase the amount of confidential and sensitive data that travels across these networks. Securing this data from internal threats, such as inadequate business process controls, employee error and malfeasance and undetected malicious code, has become a top priority for information technology executives.

Traditionally, organizations have sought to protect against external security risks with a combination of firewalls, intrusion detection/prevention software and anti-virus software. With the growth in spyware, key logging applications, and phishing sites, and the proliferation of blended attacks on computing networks, combined with the rapid increase in employee use of instant messaging and peer-to-peer file sharing, organizations are finding that existing security measures leave significant time and technology gaps in their protection. Firewalls can provide protection against external threats such as hacking, but do little to prevent employees from hacking into their own organization’s data from inside the corporate firewall. Anti-virus software provides protection from e-mail borne viruses, but does not prevent the possible theft or corruption of corporate data by spyware, and offers only limited protection against viruses that proliferate via peer-to-peer networks and instant messaging. Existing anti-virus and anti-spyware software also requires time for the vendor to identify and reverse engineer the new virus or spyware application before they can be remediated and removed from infected systems. According to a 2006 FBI study, approximately 65 percent of organizations that deploy these traditional security measures still have their networks or data compromised by viruses and other malicious attacks.

Technology efforts to protect against internal threats to confidential data have been even less effective than security solutions for external threats. While organizations have had some success protecting against employee malfeasance and malicious code attacks, there have been fewer technology solutions to protect against inadvertent or deliberate outbound disclosure of an organization’s confidential information. Recent changes in the regulatory environment, designed to protect individual privacy, have also created specific requirements for regulated industries such as banks and credit unions to implement data security measures.

Given the necessity of corporate Internet access and the continuing worldwide adoption of the Web as a mass communication, entertainment, information and commerce medium, we believe there is a significant opportunity for Web filtering, Web security and information leak prevention solutions that effectively address the needs of organizations to protect themselves from Web-based threats and manage employee usage of the computing environment and confidential data. Additionally, although the Web and e-mail are the primary drivers of Internet traffic today, the rapid emergence of Internet-enabled applications creates the need for software that applies management and security policies to different data types, applications, and protocols, as well as Web pages, at multiple points in the information technology infrastructure and across multiple communication technologies. Software tools are needed to protect against internal and external threats to data security and implement granular policy-based security measures that are user, content and destination aware.

Our Products and Services

We offer products that protect data and users from threats to information security and productivity loss. Our Web filtering and related services mitigate risks associated with inappropriate Web content and loss of productivity due to unmanaged Web surfing. Our add-on Web security products protect from Web-based malicious attacks by blocking access to compromised and malicious Web sites. Our information leak prevention products protect against the loss, or leakage, of confidential information due to internal threats, such as inadequate business process controls, employee error and malfeasance, and undetected malicious code.

We sell subscriptions to our products based on the number of seats or devices to be managed. Revenues from sales of subscriptions to Websense Enterprise and related add-on products accounted for all of our revenues in 2006, 2005 and 2004.

Websense Enterprise.   Websense Enterprise is the software application that serves as the management and reporting platform for our Web filtering and Web security products, including Security Filtering, Remote Filtering and Client Policy Manager. It allows organizations to manage employees’ use of corporate computing resources by filtering access to Web sites, applications, and protocols while providing multiple options for identifying, analyzing and reporting on Internet activity and the risks associated with employee computing. The Websense Enterprise application works in conjunction with our proprietary URL, protocol and application databases to give business managers the ability to automate the enforcement of highly customized Internet and application access and use policies for different users and groups within the business. By automating the enforcement of these policies, Websense Enterprise and the related add-on Web security products support an organization’s efforts to enhance network security, improve employee productivity, mitigate potential legal liability, and conserve network bandwidth.

To address specific customer needs, such as the need for enhanced network security, we offer Websense Web Security Suite, which includes Websense Enterprise and a select group of add-on security products and services as a combined solution.

Web Filtering.   Websense Enterprise enables employers to proactively analyze, report and manage employee access to Web sites based on the content of the requested Web site. Our software application works in conjunction with a database of more than 20 million business-relevant Web sites to provide patented flexibility for managers when customizing, implementing and modifying Internet access policies for various groups, user types and individuals. A graphical interface enables business managers to define the categories of Web sites to which access will be managed. The filtering software examines each Internet access request, determines the category of the requested Web site and applies the policies that have been defined by the company. Some examples of management options include:

•       Allow:   The request is allowed to proceed, because the organization has chosen not to restrict access to the category applicable to the Web site.

•       Block:   The requested Web site is in a category that is not allowed to be accessed according to the policy in effect.

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

The breadth and specificity of Web site categories we have defined provide flexibility in selecting which types of material should be allowed, blocked or reported. We identify the types of content that we believe employers would deem to be unacceptable, inappropriate or undesirable in a work environment based on input we receive from our customers, and define the categories accordingly. There are currently more than 90 categories in the basic Web filtering product.

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

Deployment Options.   Websense Enterprise integrates with an organization’s network server, proxy server, switch, router or firewall and is designed to work in networks of virtually any size and configuration. Websense Enterprise can support up to 50,000 users on a single server. We currently offer three deployment options:

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

Add-On Security Products.   There are two primary types of add-on products that extend and enhance the policy enforcement capabilities of Websense Enterprise: additional database categories and products that enforce policies at the desktop and on mobile devices, such as laptop computers. These add-on products rely on the application framework of the Websense Enterprise platform and our proprietary databases of software applications and protocols.

Our product that provides additional database categories is:

•       Security Filtering.   The Security Filtering add-on product includes specialized database categories that augment the categories included with basic Web filtering solution and provide additional policy enforcement options at the Internet gateway. We continually update our security-specific filtering categories as new malicious or compromised Web sites are identified by our ThreatSeeker technology.

Our mobile and desktop policy management add-on products are:

•       Remote Filtering.   Remote Filtering extends the corporate Web filtering policies to laptop computers and other mobile devices when they are disconnected from the corporate network. By using remote filtering, IT administrators can enforce security policies, such as blocking access to sites containing spyware, even when a laptop computer is accessing the Internet from an unmanaged server. This enables the network manager to reduce the risk that mobile devices will infect the network with malicious code when the device again connects to the network.

•       Client Policy Manager.   The Client Policy Manager (CPM) product allows our customers to implement management policies, such as block, allow or defer, for usage of software applications and other executables on desktop computers, by application type, by user type, or by individual user. CPM can be used to inventory desktop software, provide a categorized view of applications in the desktop environment, and identify potential security threats from hacking and spyware applications. It can also be used to create lists of allowable applications and block the launch of others, enhancing security by preventing the launch of certain categories of executables such as hacking tools or spyware. CPM utilizes the application framework of Websense Enterprise and references our database of over two million software applications and executable files.

Websense Web Security Suite.   The Websense Web Security Suite combines Websense Enterprise, Security Filtering and several additional services, including Real Time Security Updates™ and Websense Web Protection Services™, for a single price. The Websense Web Security Suite was created to simplify the sales process for our value-added resellers and simplify the purchase process for our customers.

•       Real Time Security Updates.   Real Time Security Updates allow subscribing organizations to receive database updates for Web-based and application-based threats in real time as they are identified and categorized by the Websense Security Labs. Websense Security Labs scans nearly 600 million Web sites weekly to identify new Web-based threats. This service is available only as part of the Websense Web Security Suite.

•       Websense Web Protection Services:   SiteWatcher™, BrandWatcher™ and ThreatWatcher ™ Services. The SiteWatcher and BrandWatcher services monitor our customer’s Web sites and brands, respectively, for malicious code or illegal use in a phishing attack and notify the customer if either occurs. The ThreatWatcher service helps customers prevent malicious attacks on their Web servers by identifying security vulnerabilities. These products are available only as part of the Websense Web Security Suite.

Websense Content Protection Suite.   Websense Content Protection Suite is based on the information leak prevention technology acquired through the purchase of PortAuthority in January 2007. Websense Content Protection Suite is an integrated information leak prevention solution that protects against information leaks and data loss by identifying and categorizing sensitive or confidential data based on its characteristics, monitoring the movement of sensitive data throughout the network and enforcing pre-determined usage and movement policies. The Websense Content Protection Suite:

•       discovers and accurately identifies data stored on a network-connected device (data-at-rest);

•       monitors and prevents sensitive data from unauthorized distribution in outgoing and internal communications, including email, instant messaging, Internet (FTP and http) and Web-based mail;

•       automates enforcement of policies for data-in-motion to authorized recipients;

•       monitors and prevents unauthorized copying of highly sensitive files to USB drives and other portable media; or being printed to hardcopy paper; and

•       audits and reports the distribution and use of confidential data against regulatory and internal security policy requirements.

The Websense Content Protection Suite includes more than 140 pre-built policy templates and a sophisticated policy engine to address the most common compliance requirements for United States federal and state regulations, as well as industry regulations such as the Payment Card Industry Data Security Standard (PCI DSS) and Check 21 Act, Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA) and international government and banking regulations for the European Union, United Kingdom, Israel, South Africa, Australia and Singapore. These templates are automatically updated as regulations change.

Our products that comprise the Websense Content Protection Suite are:

•       Content Auditor.   Content Auditor identifies and classifies sensitive data based on management-defined criteria, discovers its location within the organization, and identifies who is using it, how it is being used and where it is being sent within or outside the organization. By tracking and reporting on the location of data stored anywhere in the network (data at rest) and the movement (data in motion) and use of data (data in use), Content Auditor allows organizations to identify gaps in information security and compliance processes, uncover policy and process risks based on federal, state and industry regulations, and identify and report on information security practices and policies.

•       Content Enforcer.   Content Enforcer includes Content Auditor and augments its identification and monitoring capabilities by automating the enforcement of user and content-based data security policies for both internal and outbound data. Content Enforcer prevents internal leaks through the use of server agents installed on Microsoft Exchange, Lotus Notes, Microsoft ISA and Microsoft Print servers that enforce policies on data that is transmitted by these applications. Content Enforcer provides outbound leak prevention by examining outbound data traffic at the network egress points and applying policies such as block, allow, quarantine, monitor and archive sensitive data through the use of real-time filters. Content Enforcer can effectively monitor, secure, filter, quarantine and block outbound content contained in email, instant messaging, file transfers, Web postings and other types of messaging traffic copying to portable media devices and printing to hardcopy paper. In addition, Content Enforcer can enforce policies for sensitive data being sent to authorized recipients through automated encryption via integration with third-party message encryption gateways.

Additional Websense products and services include:

•       Platinum Support.   Platinum Support gives customers experienced, personalized service, plus proactive support and continuing education, to ensure the performance, reliability, and availability of each Websense solution.

•       Priority One 24x7 Support.   Priority One support gives customers access to a dedicated team of senior technical support specialists 24 hours a day via a toll-free support hotline.

•       Content Filtering for Mobile Devices.   We have been developing Web content filtering and security solutions to protect Internet users from receiving and accessing unwanted or illegal content on their mobile phones and personal digital assistants (PDAs). We have engaged in the discussions regarding mobile filtering solutions with several third parties, and we expect to close our first transaction for the mobile filtering and security products in 2007.

Technology Integrations

Websense solutions integrate with a wide variety of information technology platforms. Our objective is for Websense products to be available for virtually any network environment desired by a customer.

In 2005, we implemented the Websense Web Security Ecosystem™—a comprehensive ecosystem of world class security and networking technology providers that enable easy deployment and integration of Websense solutions in enterprise environments. The Websense Web Security Ecosystem provides interoperability of joint solutions with vendors from leading security and networking markets, including: network access control, Internet gateways, certified appliance platforms, security event management and identity management.

The table below lists many of the platforms with which Websense products operate:

Firewall Solutions:	Cache/Proxy Solutions:
• Check Point Software	• Blue Coat Systems
• Cisco PIX	• Cisco Content Engine
• CP Secure	• Citrix Presentation Server
• Juniper Networks/NetScreen	• Inktomi Traffic Server
• Microsoft ISA Server	• Microsoft Proxy Server
• SonicWall	• Network Appliance NetCache
• Squid Proxy
Appliance Solutions:	• Stratacache Flyer
• Blue Coat Systems	• Sun ONE Web Proxy Server (formerly iPlanet)
• Celestix MSA	• Websense Content Gateway
• Cisco Systems Content Engine
• Crossbeam Systems C-Series	Switch/Router Solutions:
• Crossbeam Systems X-Series	• Cisco Catalyst Switches
• Network Engines NS	• Cisco Routers
• Resilience NetSquad	• ADTRAN Net Vanta
• Stratacache Flyer
Security Event Management Solutions:
Identity Management Solutions:	• Arcsight
• HP Open View	• Network Intelligence
• IBM Tivoli
• Microsoft Identity Integration Server	Network Access Control Solutions:
• Novell Nsure	• Cisco Network Admission Control
• Sun Microsystems Identity Manager

In 2006, PortAuthority, our new subsidiary, formed the DATASEC Alliance, a strategic partnership program designed to bring together best-of-breed products to enable enterprises to control their sensitive information. These partnerships foster interoperability with complementary technology vendors, allowing customers to deploy comprehensive data protection and compliance solutions. DATASEC Alliance members include Internet gateway platform vendors, secure messaging/communication vendors, endpoint security solution vendors and security analysis vendors, such as:

• BlueCoat	• Safend
• Checkpoint	• LogLogic
• FaceTime	• PostX
• Tumbleweed	• PGP Corporation

Customers

Our more than 24,000 Web filtering and Web security customers range from companies with as few as 50 employees to members of the Global 1000 and to government agencies and educational institutions. In total, these customers have subscribed to approximately 25 million seats as of December 31, 2006. No customer accounted for more than 10% of our total revenues in 2006, 2005 or 2004.

Sales, Marketing and Distribution

Sales.   Our sales strategy is to increase sales to new customers and increase the renewal rate on subscriptions to existing customers by increasing the number and productivity of the resellers and distributors that sell our products. To accomplish this, we sell our products and services primarily through indirect channels. For 2006, indirect channel sales comprised over 85% of total revenues. As we move toward a pure indirect sales model our revenue will be derived almost entirely from sales through indirect channels, including distributors and value-added resellers that sell our products to end-users, distributors that sell our products to value-added resellers and providers of managed Internet and other services.

We historically have sold our products in the United States through a network of approximately 1,000 value-added resellers. In August 2006, we announced a new two-tier distribution strategy in North America and entered into a relationship with Ingram Micro to distribute, market and support our Web security and Web filtering software in North America. Through joint marketing programs with Websense, Ingram Micro will focus its efforts on recruiting new resellers, especially resellers focused on selling to small and medium-sized businesses (SMB), and on building awareness and demand within our existing North America channel partner base. During the second half of 2006, we added 200 value-added resellers to end the year with 1,200 in North America.

Internationally, we sell our products through a multi-tiered distribution network of more than 250 distributors and resellers in over 80 countries, who sell to customers located in over 150 countries.

Our channel sales efforts are coordinated worldwide through a sales team of approximately 250 individuals. Customers that buy direct from us are typically large organizations that insist on a direct relationship.

In 2006, we generated 36% of our total revenue from customers outside of the United States. Revenue generated in the United Kingdom represented approximately 10% of our total revenue. See Note 4 of Notes to the Consolidated Financial Statements for further explanation of our revenue based on geography. Our current international efforts are focused on expanding our indirect sales channels in Europe, Latin America, Asia/Pacific, and Australia. Our continuing reliance on sales in international markets exposes us to risks attendant to foreign sales. See “Item 1A. Risk Factors - Sales to customers outside the United States have accounted for a significant portion of our revenue, which exposes us to risks inherent in international sales.”

Marketing.   Our marketing efforts are designed to raise awareness of the potential risks associated with unmanaged use of corporate computing resources and confidential data, generate qualified sales leads for our channel partners, and increase recognition of Websense as a provider of Web filtering, Web security information leak prevention solutions.

Our marketing activities are targeted toward business executives, including information technology professionals, chief executives, upper level management and human resource personnel. We actively manage our public relations programs, communicating directly with technology professionals and the media, in an effort to promote greater awareness of the growing problems caused by viruses, spyware, phishing sites, and key logging, as well as employee misuse of the Internet and other computing resources at work.

We also provide potential customers and channel partners with free trials of Websense Enterprise, Websense Web Security Suite and Websense Content Protection Suite, typically for 30-day periods. Our additional marketing initiatives include:

•       joint marketing programs with our distributors to recruit additional value-added resellers and drive awareness for Websense solutions with existing resellers;

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

•       use of our Web site to communicate with our indirect sales channels, and provide product and company information to interested parties; and

•       providing and distributing soft and hard-copy collateral on our company, products, solutions, technologies, partnerships and benefits.

Customer Service, Training and Support

We believe that superior customer support is critical to retaining and expanding our customer base. Our technical support group provides dependable and timely resolution of customer technical inquiries and is available to customers by telephone, e-mail and over the Web. We also proactively update customers on a variety of topics, including release dates of new products and updates to existing products.

Our training services group delivers education, training and pre-sales support to our resellers and customers. We also offer online training to our customers and resellers to provide them with the knowledge and skills to successfully deploy, use and maintain our products.

Research and Development

We maintain research and development facilities in San Diego and Israel, and are commencing research and development activities in China. Our research and development department is divided into several groups, which include content operations, security research, software development, quality and assurance, and documentation. Individuals in different locations are grouped along product lines and work as part of cross-disciplined teams designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. In connection with our increased focus on the SMB market, we are working to develop products specifically targeted at that market.

Research and development expenses totaled $22.7 million in 2006, $16.3 million in 2005 and $14.5 million in 2004. Research and development expenses as a percentage of revenue were 12% in 2006, 11% in 2005, and 13% in 2004.

Competition

The market for our products is fragmented, highly and increasingly competitive, quickly evolving and subject to rapid technological change. Increased competition and pricing pressures generally could result in reduced sales, reduced renewals and/or seat growth from existing customers, reduced margins or failure of our products to achieve or maintain more widespread market acceptance,. Competitors vary in size and in the scope and breadth of the products and services they offer. Our current principal competitors include:

•       companies offering Web security solutions, such as Microsoft, Symantec, McAfee, Juniper Networks, Message Labs and Trend Micro;

•       companies offering Web filtering products, such as SurfControl, Secure Computing, Symantec, Digital Arts, Computer Associates, Microsoft, St. Bernard Software, Finjan, Barracuda, ScanSafe, Cisco Systems and Trend Micro;

•       companies integrating Web filtering into specialized security appliances, such as 8e6 Technologies, Blue Coat Systems, Cisco Systems, McAfee and SonicWALL;

•       companies offering information leak protection solutions, such as Vontu, Verdasys, Vericept, Tablus, Symantec, Secure Computing, Reconnex, Provilla, Proofpoint, Palisade Systems, Orchstria, Oakley Networks, McAfee, Intrusion, Fidelis, Checkpoint and Code Green Networks;

•       companies offering desktop security solutions such as Check Point Software, Cisco Systems, McAfee, Microsoft and Symantec; and

•       companies offering proxy based solutions such as Blue Coat Systems and Cisco Systems.

We also face current and potential competition in Web filtering and Web security from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle Web filtering, Web security or other competitive products with their offerings. We compete against and expect increased competition from anti-virus software developers, traditional network management software developers and Web management service providers. In the information leak prevention market, we may face competition from anti-virus software developers, e-mail filtering and security vendors, and providers of other software-based compliance solutions.

We believe that the principal competitive factors affecting the markets for our products include, but are not limited to:

• performance	• innovation
• quality	• customer support
• introduction of new products	• frequency of upgrades and updates
• brand name recognition	• reduction of production costs
• price	• manageability of products
• functionality	• reputation

We believe that we compete effectively against our competitors in each of these areas. However, many of our current and potential competitors, such as Symantec Corporation, McAfee, Inc., Trend Micro, Cisco Systems and Microsoft Corporation, have longer operating histories and significantly greater financial, technical, marketing or other resources. They may have significantly greater name recognition, established marketing and channel relationships both in the United States and internationally, better access to the SMB market, and access to a larger installed base of customers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the functionality of their products to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

We currently have three patents issued in the United States, one patent issued in an international market, ten patent applications pending in the United States and sixteen pending international patent applications that seek to protect our proprietary database and filtering technologies, including issued patents and pending patent applications relating to our flexible filtering management options and WebCatcher and AppCatcher technologies, and pending patent applications relating to our ThreatSeeker technology. We also have one patent issued in the United States, one patent issued in an international market, twenty-five pending patent applications in the United States and thirteen pending international patent applications that seek to protect information leakage prevention and content distribution, including our PreciseID digital fingerprinting technology. No assurance can be given that any pending patent applications will result in issued patents.

Our policy is to enter into confidentiality and invention assignment agreements with all employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. These protections, however, may not be adequate to protect our intellectual property rights.

Employees

As of February 15, 2007, we had 728 employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Web Site Access to SEC Filings

We maintain an Internet Web site at www.websense.com. The content of our Web site is not part of this report. We make available, free of charge, through our Internet Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Executive Officers

Our executive officers and their ages as of February 15, 2007 are as follows:

Name	Age	Position(s)
Gene Hodges	55	Chief Executive Officer and President
Douglas C. Wride	53	Chief Financial Officer and Secretary
Michael A. Newman	37	Vice President & General Counsel

Gene Hodges has served as our Chief Executive Officer and President, and as a Director, since January 2006. From 1995 to January 2006, Mr. Hodges held various management positions at McAfee, Inc., a publicly-held security software company, most recently as its President. Prior to joining McAfee, Mr. Hodges was Vice-President of Marketing for Mobileware, a wireless data startup, and managed the Office Automation business unit for Digital Equipment Corporation. Mr. Hodges received a B.A. in Astronomy from Haverford College and completed the Harvard Advanced Management Program for business executives.

Douglas C. Wride has served as our Chief Financial Officer and Secretary since June 1999. Mr. Wride served as Chief Financial Officer of Artios, Inc., a provider of hardware and software design solutions to companies in the packaging industry, from March 1997 until it was acquired by BARCO n.a. in December 1998. Mr. Wride also served as Chief Operating Officer of Artios from July 1997 to December 1998. From April 1996 to March 1997, Mr. Wride served as Chief Operating Officer and Chief Financial Officer of NetCount, LLC, a provider of Internet measurement and research services. Mr. Wride is a C.P.A. and received his B.S. in Business/Accounting from the University of Southern California.

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

We have experienced declining growth rates, particularly for Web filtering sales to large enterprises in North America and Western Europe, and therefore need to increase our sales to small and medium sized business customers.

During the first half of 2006, we were unable to sustain our growth rates for sales of Web filtering products to large enterprises, particularly for new sales to this market segment. During the second half of 2006, we expanded our focus on increasing sales to small and medium sized business (SMB) customers in North America and Western Europe while sales growth rates in the large enterprise market segment slowed down. Our growth plans for new sales in North America and Western Europe in 2007 are largely dependent on our ability to increase sales in the SMB space. To be successful, we must develop products specifically targeted at the SMB market. We are scheduled to release the first such product in July 2007. We will also need to increase our reliance on our new two-tier distribution channel in North America and establish similar two-tier distribution arrangements in Western Europe that target SMB customers. Numerous competitors target the SMB space for Web filtering sales, many of whom are different competitors from our primary competitors in the large enterprise space. If we cannot develop new products for the SMB market or compete effectively for volume business through our existing or a newly established two-tier distribution model, our financial results will be negatively affected.

We are moving towards a two-tier distribution channel in North America which is intended to increase the quantity of our indirect sales.

As we move toward a two-tier indirect sales model in North America, our revenue will be derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Currently, Ingram Micro is our only broad-line distributor in North America, so the success of our North American sales efforts is reliant on Ingram Micro’s success in selling our products to their reseller network. Our indirect sales model involves a number of additional risks, including:

•       our resellers and distributors, including Ingram Micro, are not subject to minimum sales requirements or any obligation to market our products to their customers;

•       we cannot control the level of effort our resellers and distributors expend or the extent to which any of them will be successful in marketing and selling our products;

•       we cannot assure that our channel partners will market and sell our new product offerings such as our security-oriented offerings and our new information leak prevention offerings;

•       our reseller and distributor agreements are generally nonexclusive and may be terminated at any time without cause; and

•       our resellers and distributors frequently market and distribute competing products and may, from time to time, place greater emphasis on the sale of these products due to pricing, promotions, and other terms offered by our competitors.

Our ability to meaningfully increase the amount of our products sold through our sales channels also depends on our ability to adequately and efficiently support these channel partners with, among other things, appropriate financial incentives to encourage pre-sales investment and sales tools, such as sales training, technical training and product collateral needed to support their customers and prospects. Additionally, we are continually evaluating the changes to our internal ordering and partner management systems in order to effectively execute our new two-tier distribution strategy. Any failure to properly and efficiently support our sales channels will result in lost sales opportunities.

Our future success depends on our ability to sell new, renewal and upgraded Web filtering and Web security subscriptions.

Substantially all of our revenue in 2006 was derived from new and renewal subscriptions to our Web filtering and Web security products. We expect that a significant majority of our sales in 2007 will continue to be derived from our Web filtering and security products and that sales of our newly acquired information leak prevention products and other products under development will comprise only a very small portion of our overall sales in 2007. If our Web filtering and security products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we cannot sufficiently increase our customer base with the addition of new customers, particularly in the SMB space, and increase seats under subscriptions from existing customers, we will not be able to grow our business to meet expectations.

Subscriptions for our Web filtering and security products typically have durations of 12, 24 or 36 months. Our customers have no obligation to renew their subscriptions upon expiration. Our revenue also depends upon maintaining a high rate of sales of renewal subscriptions and in selling further subscriptions to existing customers in order to add additional seats or product offerings within their respective organizations. This may require increasingly costly sales efforts targeting senior management and other management personnel associated with our customers’ Internet and security infrastructure. We may not be able to maintain or continue to generate increasing revenue from existing customers.

Failure of our security products, including our information leak prevention products, to achieve more widespread market acceptance will seriously harm our business.

Our future financial performance depends on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our security offerings. On January 8, 2007, we acquired PortAuthority Technologies, Inc., and as a result of that acquisition, we now sell information leak prevention products in the content security market. We also sell our WebBlazer proxy product and other security offerings with our traditional Web filtering products. We may not be successful in achieving market acceptance of these or any new products that we develop. Moreover, our recent increased emphasis on the development, marketing and sale of our security offerings and information leak prevention products could distract us from sales of our core Web filtering and Web security offerings, negatively impacting our overall sales. Any failure or delay in diversifying our existing offerings, or diversification at the detriment to our core Web filtering and Web security offerings, could harm our business, results of operations and financial condition.

We face increasing competition from much larger software and hardware companies, which places pressure on our pricing and which could prevent us from increasing revenue or maintaining profitability. In addition, as we increase our emphasis on our security-oriented products, we face competition from better-established security companies that have significantly greater resources.

The market for our products is intensely competitive and is likely to become even more so in the future, within both the Web filtering market as well as the Web security market. Our current principal Web filtering competitors frequently offer their products at a significantly lower price than our products, which has resulted in pricing pressures on sales of our product and potentially could result in the commoditization of Web filtering and Web security products. We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle Web filtering or other competitive products with their products. Increased competition may cause price reductions or a loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are unable to maintain the current pricing on sales of our products or increase our pricing in the future, our profitability could be negatively impacted. Even if our products provide greater functionality and are more effective than certain other competitive products, potential customers might accept this limited functionality in lieu of purchasing our products. In addition, our own indirect sales channels may decide to develop or sell competing products instead of our products. Pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our products to achieve or maintain more widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our current principal competitors include:

•       companies offering Web security solutions, such as Microsoft, Symantec, McAfee, Juniper Networks, Message Labs and Trend Micro;

•       companies offering Web filtering products, such as SurfControl, Secure Computing, Symantec, Digital Arts, Computer Associates, Microsoft, St. Bernard Software, Finjan, Barracuda, ScanSafe, Cisco Systems and Trend Micro;

•       companies integrating Web filtering into specialized security appliances, such as 8e6 Technologies, Blue Coat Systems, Cisco Systems, McAfee and SonicWALL;

•       companies offering information leak protection solutions, such as Vontu, Verdasys, Vericept, Tablus, Symantec, Secure Computing, Reconnex, Provilla, Proofpoint, Palisade Systems, Orchstria, Oakley Networks, McAfee, Intrusion, Fidelis, Checkpoint and Code Green Networks;

•       companies offering desktop security solutions such as Check Point Software, Cisco Systems, McAfee, Microsoft and Symantec; and

•       companies offering proxy based solutions such as BlueCoat Systems and Cisco Systems.

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

As a result, we may be unable to gain sufficient traction as a provider of Web security solutions, and our competitors may be able to respond more quickly and effectively than we can to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, marketing, promotion and sale of their products than we can. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the functionality and market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, develop new products or enhance existing products and services more quickly. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, we also expect that competition will increase as a result of industry consolidation. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

Our international operations involve risks that could increase our expenses, adversely affect our operating results, and require increased time and attention of our management.

We have significant operations outside of the United States, including research and development, sales and customer support. We recently established engineering operations in Beijing, China, and acquired PortAuthority Technologies, Inc., whose engineering efforts are based in Israel. We intend to maintain our principal engineering efforts for our information leak prevention products in Israel.

We plan to continue to expand our international operations, but such expansion is contingent upon the financial performance of our existing international operations as well as our identification of growth opportunities. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

•       difficulties associated with managing a distributed organization located on multiple continents in greatly varying time zones;

•       potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights;

•       requirements of foreign laws and other governmental controls, including trade and labor restrictions and related laws that reduce the flexibility of our business operations;

•       political unrest, war or terrorism, particularly in areas in which we have facilities;

•       difficulties in staffing, managing, and operating our international operations, including difficulties related to administering our stock plans in some foreign countries;

•       difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•       seasonal reductions in business activity in the summer months in Europe and in other periods in other countries;

•       restrictions on our ability to repatriate cash from our international subsidiaries or to exchange cash in international subsidiaries into cash available for use in the United States; and

•  costs and delays associated with developing software in multiple languages.

All of our foreign subsidiaries’ operating expenses are incurred in foreign currencies. As a result, should the dollar weaken, our foreign operating expenses would increase. Should foreign currency exchange rates fluctuate, our earnings and net cash flows from international operations may be adversely affected, especially if international sales continue to grow as a percentage of our total sales.

Sales to customers outside the United States have accounted for a significant portion of our revenue, which exposes us to risks inherent in international sales.

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 36% of our total revenue generated during our fiscal year ended December 31, 2006 compared with 33% of our total revenue during our fiscal year ended December 31, 2005. As a key component of our business strategy to generate new business sales, we intend to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

•       our ability to adapt to sales and marketing practices and customer requirements in different cultures;

•       our ability to successfully localize software products for a significant number of international markets;

•       the significant presence of some of our competitors in some international markets;

•       laws and business practices favoring local competitors;

•       dependence on foreign distributors and their sales channels;

•       longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•       compliance with multiple, conflicting and changing governmental laws and regulations, including tax laws and regulations and consumer protection and privacy laws; and

•       regional economic and political conditions.

These factors could have a material adverse effect on our international sales. Any reduction in international sales, or our failure to further develop our international distribution channels, could have a material adverse effect on our business, results of operations and financial condition.

Our international revenue is currently primarily denominated in U.S. dollars. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our products more expensive for international customers, which could harm our business. We currently bill certain international customers in Euros. This may increase our risks associated with fluctuations in foreign currency exchange rates since we cannot be assured of receiving the same U.S. dollar equivalent as when we bill exclusively in U.S. dollars. We engage in currency hedging activities with the intent of limiting the risk of exchange rate fluctuation. Our hedging activities also involve inherent risks that could result in an unforeseen loss. If we fail to properly forecast rate fluctuations these activities could have a negative impact.

Acquired companies or technologies can be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

In January 2007, we acquired PortAuthority Technologies, Inc., and we may acquire additional companies, services and technologies in the future as part of our efforts to expand and diversify our business. Although we review the records of companies or businesses we are interested in acquiring, even an in-depth review may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies. Integration of acquired companies may disrupt or slow the momentum of the activities of our business.

Acquisitions involve numerous risks, including:

•       difficulties in integrating operations, technologies, services and personnel of the acquired company;

•       diversion of financial and management resources from existing operations;

•       risk of entering new markets;

•       potential loss of key employees of the acquired company;

•       integrating personnel with diverse business and cultural backgrounds;

•       preserving the development, distribution, marketing and other important relationships of the companies;

•       assumption of liabilities of the acquired company, including debt and litigation; and

•       inability to generate sufficient revenue to offset acquisition costs.

Acquisitions may also cause us to:

•       issue equity securities that would dilute our current stockholders’ percentage ownership;

•       assume certain liabilities;

•       incur additional debt;

•       make large and immediate one-time write-offs and restructuring and other related expenses;

•       become subject to intellectual property or other litigation; and

•       create goodwill or other intangible assets that could result in significant amortization expense.

As a result, if we fail to properly evaluate, execute and integrate acquisitions such as PortAuthority, our business and prospects may be seriously harmed.

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

We may spend significant time and money on research and development to design and develop our information leak prevention products. If these products fail to achieve broad market acceptance in our target markets, we may be unable to generate significant revenue from our research and development efforts. Moreover, even if we are able to develop information prevention products, they may not be accepted in our target markets. As a result, our business, results of operations and financial condition would be adversely impacted.

Our products may fail to keep pace with the rapid growth and technological change of the Internet in accordance with our customers’ expectations.

The ongoing evolution of the Internet and computing environments will require us to continually improve the functionality, features and reliability of our databases. Because our products primarily manage access to URLs and software applications included in our databases, if our databases do not contain a meaningful portion of relevant content, the effectiveness of our Web filtering products will be significantly diminished. Any failure of our databases to keep pace with the rapid growth and technological change of the Internet, such as the increasing amount of multimedia content on the Internet that is not easily classified, will impair the market acceptance of our products.

We rely upon a combination of automated filtering technology and human review to categorize URLs and software applications in our proprietary databases. Our customers may not agree with our determinations that particular URLs and software applications should be included or not included in specific categories of our databases. In addition, it is possible that our filtering processes may place objectionable or security risk material in categories that are generally unrestricted by our users’ Internet and computer access policies, which could result in such material not being blocked from the network. Any miscategorization could result in customer dissatisfaction and harm our reputation. Any failure to effectively categorize and filter URLs and software applications according to our customers’ expectations will impair the growth of our business. Our databases and database technologies may not be able to keep pace with the growth in the number of URLs and software applications, especially the growing amount of content utilizing foreign languages and the increasing sophistication of malicious code and the delivery mechanisms associated with spyware, phishing and other hazards associated with the Internet.

Failure of our products to work properly or misuse of our products could impact sales, increase costs, and create risks of potential negative publicity and legal liability.

Our products are complex and are deployed in a wide variety of complex network environments. Our products may have errors or defects that users identify after deployment, which could harm our reputation and our business. In addition, products as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of our products, and we may find such errors in the future. Because customers rely on our products to manage employee behavior to protect against security risks and prevent the loss of sensitive data, any significant defects or errors in our products may result in negative publicity or legal claims. For example, an actual or perceived breach of network or computer security at one of our customers, regardless of whether the breach is attributable to our products, could adversely affect the market’s perception of our security products. Moreover, parties whose Web sites or software applications are placed in security-risk categories or other categories with negative connotations may seek redress against us for falsely labeling them or for interfering with their business. The occurrence of errors could adversely affect sales of our products, divert the attention of engineering personnel from our product development efforts and cause significant customer relations or legal problems.

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

We face risks related to customer outsourcing to system integrators.

Some of our customers have outsourced the management of their information technology departments to large system integrators. If this trend continues, our established customer relationships could be disrupted and our products could be displaced by alternative system and network protection solutions offered by system integrators. Significant product displacements could impact our revenue and have a material adverse effect on our business.

Other vendors may include products similar to ours in their hardware or software and render our products obsolete.

In the future, vendors of hardware and of operating system software or other software may continue to enhance their products or bundle separate products to include functions that are currently provided primarily by network security software. If network security functions become standard features of computer hardware or of operating system software or other software, our products may become obsolete and unmarketable, particularly if the quality of these network security features is comparable to that of our products. Furthermore, even if the network security and/or management functions provided as standard features by hardware providers or operating systems or other software is more limited than that of our products, our customers might accept this limited functionality in lieu of purchasing additional software. Sales of our products would suffer materially if we were then unable to develop new Web filtering, security and information leak prevention products to further enhance operating systems or other software and to replace any obsolete products.

Our worldwide income tax provisions and other tax accruals may be insufficient if any taxing authorities assume taxing positions that are contrary to our positions.

Significant judgment is required in determining our worldwide provision for income taxes and for our accruals for other state, federal and international taxes such as sales and VAT taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is reasonable, no assurance can be given that the final tax authority review of these matters will not be materially different than that which is reflected in our historical income tax provisions and other tax accruals. Such differences could have a material effect on our income tax provisions or benefits, or other tax accruals, in the period in which such determination is made, and consequently, on our results of operations for such period.

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

Any failure to protect our proprietary technology would negatively impact our business.

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

We currently have only four issued patents in the United States and two patents issued internationally, and we may be unable to obtain further patent protection in the future. We have several pending patent applications in the United States and in other countries. We cannot ensure that:

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

Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as U.S. laws, and mechanisms for enforcement of intellectual property rights may be inadequate. As a result our means of protecting our proprietary technology and brands may not be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, including the misappropriation or misuse of the content of our proprietary databases of universal resource locators (URLs) and software applications. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As we expand our product offerings in the data leakage and security area where larger companies with large patent portfolios compete, the possibility of an intellectual property claim against us grows. We could receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights, and trademarks. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers.

Because we recognize revenue from subscriptions for our products ratably over the term of the subscription, downturns in sales may not be immediately reflected in our revenue.

We expect that nearly all of our revenue for the foreseeable future will come from subscriptions to Websense Enterprise and our add-on products. Upon execution of a subscription agreement, we invoice our customers for the full term of the subscription agreement. We then recognize revenue from customers daily over the terms of their subscription agreements, which typically have durations of 12, 24 or 36 months. As a result, a majority of the revenue we report in each quarter is derived from deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products before these downturns result in declining revenues.

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

We expect that our operating expenses will increase substantially in the future as we expand our selling and marketing activities, increase our research and development efforts and hire additional personnel which could impact our gross margins. In addition, our operating expenses historically have fluctuated, and may continue to fluctuate in the future, as the result of the factors described below and elsewhere in this quarterly report:

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

To execute our growth plan, we must attract and retain highly qualified personnel. We need to hire additional personnel in virtually all operational areas, including selling and marketing, research and development, operations and technical support, customer service and administration. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related products. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity based compensation. The volatility of our stock price may from time to time adversely affect our ability to recruit or retain employees. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Compliance with changing regulation of corporate governance, accounting principles and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance, accounting principles and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Select Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time. Further guidance by regulatory and governing bodies can result in continuing uncertainty regarding compliance matters and higher costs related to the ongoing revisions to accounting, disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

We do not intend to pay dividends.

We have not declared or paid any cash dividends on our common stock since we have been a publicly traded company. We currently intend to retain any future cash flows from operations to fund growth and, do not expect to pay any cash dividends in the foreseeable future.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our corporate headquarters and principal offices are located in San Diego, California, where we leased approximately 105,000 square feet as of December 31, 2006. This lease expires in December 2013 with an option to extend the lease for an additional five years. We lease additional office space in Palo Alto, California, Ra’anana, Israel and Beijing, China and have executive suite arrangements on monthly, annual or two-year arrangements, depending on the local market, relating to office space in Ireland, the United Kingdom, Australia, China, Brazil, France, Germany, Hong Kong, Italy and Japan. We believe that our current space is adequate for our current needs and sufficient space is available to meet our identified future needs.

Item 3.                        Legal Proceedings

On September 29, 2006, Jason Tauber filed a purported class action against us and other unidentified individuals in California Superior Court for the County of San Diego, captioned Tauber v. Websense. The complaint alleges that the plaintiff and a putative class of certain software engineers and computer professionals who worked for us as exempt employees during the period from September 15, 2002 through the present should have been classified as non-exempt employees under California law and should have been paid for overtime. The complaint also alleges related wage and hour violations of the California Labor Code arising from the alleged misclassification and that the failure to pay overtime constitutes an unfair business practice under California Business and Professions Code § 17200. The complaint seeks unspecified damages for unpaid overtime, prejudgment interest, attorneys’ fees and other costs, statutory penalties for alleged violations, and other proper relief. The case is at a very early stage. We deny all material allegations and intend to defend the action vigorously.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year-ended December 31, 2006.

Part II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market (Nasdaq) under the symbol “WBSN.” The following table sets forth the range of high and low closing prices on Nasdaq of our common stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2006	High	Low
First Quarter	$33.85	$25.46
Second Quarter	28.06	19.99
Third Quarter	22.64	18.01
Fourth Quarter	28.05	21.31

Year Ended December 31, 2005	High	Low
First Quarter	$30.76	$22.50
Second Quarter	28.19	22.91
Third Quarter	27.11	23.11
Fourth Quarter	33.98	25.54

To date, we have neither declared nor paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation and development of our business and for stock repurchases and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. As of February 15, 2007, there were approximately 6,500 holders of record of our common stock. See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans.

On January 31, 2006, we announced that the Board of Directors authorized a two-for-one stock split of our common stock, to be effected in the form of a special dividend of one share of our common stock for each share of our common stock outstanding. The additional shares issued as a result of the stock split were distributed on March 17, 2006 to stockholders of record at the close of business on February 13, 2006. All prior year share and per share data (including any data relating to options) presented in this report, including the accompanying consolidated financial statements and related notes have been restated to reflect the stock split.

Use of Proceeds

On March 28, 2000, we completed our initial public offering for the sale of 8,000,000 shares of common stock at a price to the public of $9 per share, which resulted in net proceeds of $65.7 million after payment of the underwriters’ commissions and deductions of offering expenses (the “Proceeds”). The registration statement (No. 333-95619) relating to our initial public offering was declared effective on March 28, 2000. Subsequent to our initial public offering, a portion of the Proceeds were used to repay the $1.5 million balance of our fixed term loan agreements with financial institutions. We used all of the remaining Proceeds consistent with our intended use outlined in the prospectus related to such offering and towards the acquisition of PortAuthority Technologies, Inc. in January 2007. As of January 31, 2007, we had cash, cash equivalents and marketable securities of $249.0 million.

Issuer Purchases of Equity Securities

On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of its common stock. On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. On July 25, 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may commence or be suspended at any time, or from time to time, without prior notice. We repurchased 4.3 million shares in 2006, bringing the total number of shares repurchased as part of our stock repurchase program to 8,170,060 and leaving 3,829,940 as the maximum number of shares that may yet be repurchased under our stock repurchase program. We made no stock repurchases in the quarter ended December 31, 2006.

Item 6.                        Selected Financial Data

You should read the following selected financial data in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. We derived the income statement data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 from our financial statements audited by Ernst & Young LLP, an independent registered accounting firm, which appear elsewhere in this report. We derived the income statement data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 from our financial statements audited by Ernst & Young LLP, an independent registered accounting firm, which are not included in this annual report. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except for per share data)
Income Statement Data:
Revenues	$178,814	$148,636	$111,859	$81,734	$60,965
Cost of revenues	15,274	10,642	7,769	5,523	4,170
Gross margin	163,540	137,994	104,090	76,211	56,795
Operating expenses:
Selling and marketing	80,135	55,288	42,625	31,845	26,201
Research and development	22,663	16,277	14,509	12,843	10,957
General and administrative	21,279	11,729	8,200	6,649	5,960
Amortization of stock-based compensation	—	—	—	83	448
Total operating expenses	124,077	83,294	65,334	51,420	43,566
Income from operations	39,463	54,700	38,756	24,791	13,229
Other income, net	11,287	5,411	2,226	2,292	2,711
Income before income taxes	50,750	60,111	40,982	27,083	15,940
Provision (benefit) for income taxes	18,657	21,343	14,806	10,395	(797)
Net income	$32,093	$38,768	$26,176	$16,688	$16,737
Net income per share:
Basic	$0.69	$0.82	$0.57	$0.38	$0.39
Diluted	$0.68	$0.79	$0.54	$0.36	$0.36
Weighted average shares—basic	46,494	47,491	46,161	44,076	42,422
Weighted average shares—diluted	47,116	49,196	48,228	45,952	46,676

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$326,905	$320,389	$243,788	$182,859	$140,466
Working capital	230,039	255,103	195,635	145,322	114,459
Total assets	424,257	403,675	315,293	233,613	180,188
Deferred revenue	220,343	179,925	132,317	93,960	64,679
Total stockholders’ equity	180,725	205,811	167,944	128,929	106,711

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report. See “Risk Factors” under Item 1A above regarding certain factors known to us that could cause reported financial information not to be necessarily indicative of future results. Also note that because our acquisition of PortAuthority Technologies, Inc. was completed in January 2007, there was no financial impact on our financial condition and results of operation for our year ended December 31, 2006.

Overview

Our products help organizations manage their networks and computing resources to provide a secure and productive computing environment. We provide Web filtering and Web security software products that enable organizations to protect employees and confidential information from external Web-based attacks such as spyware, and phishing, as well as analyze, report and manage how employees use computing resources and the Internet. In January 2007, we acquired our technology development partner for information leak prevention solutions, PortAuthority Technologies, Inc. (PortAuthority). As a result, in addition to our Web filtering and Web security software products, we offer software that helps prevent the loss of confidential information from internal threats, such as ineffective business process controls, employee error and malfeasance.

We focus our business on developing and selling Web filtering and Web security products that automate organizations’ Internet and application use policies as well as information leak protection solutions. Websense Enterprise is our core Web filtering solution, providing fully featured Web filtering and serving as management platforms for related Websense add-on modules, such as our Security Filtering, Remote Filtering and Client Policy Manager™. We have also created the Websense Web Security Suite™ to address specific customer needs. We currently derive all of our revenue from subscriptions to the Websense Enterprise-based solutions and expect this to continue in the future as more offerings are added to the Websense Enterprise platforms.

Since we released our first software product in 1996, our products have evolved from preventing the download of unacceptable content to products that proactively manage employee computing resources and the Internet to maximize productivity and prevent access to the most undesirable and dangerous elements on the Web, such as Web sites that contain or will download viruses, spyware, keyloggers, phishing exploits and an ever-increasing variety of malicious code.

At the foundation of our Web filtering and Web security product offering is the Websense Enterprise® software application, which serves as a central policy engine and management and reporting platform for our Web filtering and related add-on Web security products. Websense Enterprise gives organizations the ability to enhance network security, improve employee productivity, mitigate potential legal liability and conserve network bandwidth by allowing organizations to identify potential risk areas and implement and automate Web access and application usage policies that reduce these risks. When combined with our Web security products that utilize our ThreatSeeker™ technology including Security Filtering, Remote Filtering and Client Policy Manager™, Websense Enterprise allows organizations to enhance network and content security by blocking access to malicious Web sites and preventing the transmission of data to known spyware destination sites. To simplify the purchase process for our value-added resellers and customers, we have created a suite of Websense Enterprise and our most popular add-on security products and services, known as the Websense® Web Security Suite™.

We have been developing Web content filtering and security solutions to protect Internet users from receiving and accessing unwanted or illegal content on their mobile phones and personal digital assistants (PDAs). We have engaged in discussions regarding mobile filtering solutions with several third parties, and we expect to close our first transaction for the mobile filtering and security products in 2007.

During 2006, we derived 36% of revenue from international sales, compared with 33% for 2005, with the United Kingdom comprising approximately 10% of our total revenue in both years. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

We sell Websense Enterprise through both indirect channels and directly, and are transitioning to a two tier distribution strategy in North America. Sales through indirect channels currently account for more than 85% of our revenue, and we plan to increase the percentage of our revenue obtained through indirect channels. Our strategy is to increase new and renewal customer sales through independent software distributors and resellers and increase the focus of our internal sales and marketing force on supporting our channel strategy. As a result, we expect to increase the proportion of our sales made through indirect channels. In August 2006, we announced a new two-tier distribution strategy in North America and entered into a relationship with Ingram Micro to distribute, market and support our Web security and Web filtering software in North America. Through joint marketing programs with Websense, Ingram Micro will focus its efforts on recruiting new resellers, especially resellers focused on selling to small and medium-sized businesses (SMB), and on building awareness and demand within our existing North America channel partner base.

As described elsewhere in this report, we recognize revenue from subscriptions to our products, including add-on modules, on a daily straight line basis commencing on the day the term of the subscription begins, over the term of the subscription agreement. We recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract and are fully expensed in the period the product is delivered. Operating expenses have continued to increase as compared with prior periods due to expanded selling and marketing efforts, continued product research and development and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in subsequent periods.

Critical Accounting Policies

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.   When a purchase decision is made for our products, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. Other services such as upgrades/enhancements and standard post-contract technical support services are sold together with our product subscription and provided throughout the subscription term.

Prior to January 1, 2006, we recognized revenue on a monthly straight line basis, commencing with the month the subscription began. Effective as of January 1, 2006, we recognize revenue on a daily straight line basis commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided collectability is reasonably assured. During 2006, we re-evaluated our revenue recognition policy in accordance with the provisions of SOP 97-2 and determined that our prior practice resulted in a material cummulative difference in our deferred revenue. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver access codes to users and then promptly invoice customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. In connection with the change in revenue recognition policy, we adopted Staff Accounting Bulletin No. 108 (SAB No. 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and applied the special cumulative effect transition provision to our 2006 financial statements.

The cumulative net result is an increase in deferred revenue and a reduction in retained earnings, before tax impact, as of January 1, 2006 by $8.7 million. For 2006, the impact of daily revenue recognition on subscriptions was to reduce revenue recognized by $1.7 million, reduce net income by $1.1 million, and increase deferred revenue by an additional $1.7 million to a total increase of $10.4 million when compared to what these amounts would have been under the monthly revenue recognition policy.

We record distributor marketing payments and channel rebates as an offset to revenue. We recognize distributor marketing payments as an offset to revenue as the marketing service is provided. We recognize channel rebates as an offset to revenue on a straight-line basis over the term of the subscription agreement.

Accounting for Share-Based Compensation.   Through December 31, 2005, we accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) No. 25 (APB No. 25), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, we recorded no share-based employee compensation expense for options granted under our Amended and Restated 2000 Stock Incentive Plan (2000 Plan) or predecessor plans (or options granted as non-plan inducement options) during the twelve months ended December 31, 2005 as all other options granted had exercise prices equal to the fair market value of the common stock on the date of grant. We also recorded no compensation expense in connection with the Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148), we disclosed net income or loss and net income or loss per share as if the fair value-based method was applied in measuring compensation expense for share-based incentive programs.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, compensation expense that we recognized beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods will not be restated. The results for the twelve months ended December 31, 2006 include share-based compensation expense of $20.4 million (excluding tax effects). Compensation expense related to share-based awards is generally amortized over the vesting period in the related expense categories of the consolidated statement of income.

At December 31, 2006, there was $62.6 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of approximately three years.

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

Deferred Tax Assets.   As required by SFAS No. 109, we recognize tax assets on the balance sheet if it is “more likely than not” that they will be realized on future tax returns. At December 31, 2006, we had deferred tax assets of $32.0 million. We believe that it is more likely than not that our deferred tax assets will be realized. Factors considered by us included: our earnings history, projected earnings based on current operations, and projected future taxable income. However, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination was made.

Income Tax Provision and Tax Contingency Reserve.   Significant judgment is required in determining our consolidated income tax provision and evaluating our U.S. and foreign tax positions. It is our policy to maintain tax contingency reserves for tax audit issues that are probable to occur and can reasonably be estimated. We review the reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues or rendering of court decisions affecting a particular tax issue. Tax reserve contingencies and changes to the reserves are evaluated and recorded in our tax provision in the period in which the above noted events occur. In addition, we settled our UK income tax audit resulting in the reversal of previously recorded tax contingency reserves.

Allowance for Doubtful Accounts.   We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to pay their invoices. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations

The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Years Ended December 31,
	2006		2005	2004
Revenues	100%		100%	100%
Cost of revenues	9	*	7	7
Gross margin	91	*	93	93
Operating expenses:
Selling and marketing	45	*	37	38
Research and development	12	*	11	13
General and administrative	12	*	8	7
Total operating expenses	69	*	56	58
Income from operations	22	*	37	35
Other income, net	6		3	2
Income before income taxes	28	*	40	37
Provision for income taxes	10		14	14
Net income	18	%*	26%	23%

*                    The results for the year ended December 31, 2006 include share-based compensation expense of $20.4 million (excluding tax effects) or 11% of revenues, in the following expense categories of the consolidated statement of income (in thousands):

Share-based compensation in:
Cost of revenue	$1,476
Total share-based compensation in cost of revenue	1,476
Selling and marketing	8,264
Research and development	3,573
General and administrative	7,045
Total share-based compensation in operating expenses	18,882
Total share-based compensation	$20,358

Years ended December 31, 2006 and 2005

Revenue

Revenue increased to $178.8 million in 2006 from $148.6 million in 2005. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers that resulted in a 1.1 million increase in the number of seats under subscription from December 31, 2005 to December 31, 2006. Our change in our revenue recognition policy to daily revenue recognition resulted in a reduction of revenue by $1.7 million in 2006 relative to revenue that would have been recognized under the monthly revenue recognition policy that we used prior to 2006. Approximately 65% of subscription revenue recognized in 2006 and in 2005 was derived from renewal business. We expect our 2007 revenue to increase over 2006 revenue levels, as a result of our deferred revenue under existing subscriptions, our renewal business, and expected worldwide growth, partially offset by increased distributor marketing payments and channel payments.

Cost of Revenue

Cost of revenue consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenue increased to $15.3 million in 2006 from $10.6 million in 2005. The increase was primarily due to the costs associated with share-based compensation expense relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as additional personnel in our technical support and database groups and allocated costs. We allocate the total costs for human resources, employee benefits, payroll taxes, information technology, facilities, fixed asset depreciation and legal costs to each of our functional areas based on salaries and headcount data. We expect cost of revenue to increase in the future to support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue increased to 9% during 2006 from 7% in 2005. We expect that cost of revenue, as a percentage of revenue, will remain below 10% of revenue for the foreseeable future.

Gross Margin

Gross margin increased to $163.5 million in 2006 from $138.0 million in 2005. The increase was due to increased revenue. As a percentage of revenue, gross margin decreased to 91% in 2006 from 93% in 2005. We expect that gross margin, as a percentage of revenue, will remain in excess of 90% of revenue for the foreseeable future.

Operating Expenses

Selling and marketing.   Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including costs related to public relations, advertising, promotions and travel as well as allocated costs. Selling and marketing expenses increased to $80.1 million in 2006 from $55.3 million in 2005. The increase in selling and marketing expenses of $24.8 million was primarily due to share-based compensation expenses relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as additional expenses associated with our new channel strategy, increased personnel costs and related travel, and allocated costs. We expect selling and marketing expenses to increase in absolute dollars in the future as more personnel are added to support our expanding selling and marketing efforts worldwide, including for our new information leak prevention products, and as increased sales result in higher overall sales commission expenses.

Research and development.   Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $22.7 million in 2006 from $16.3 million in 2005. The increase of $6.4 million in research and development expenses was primarily due to share-based compensation expense relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as increased personnel needed to support our expanding list of technology partners, the enhancements of Websense Enterprise and additional products, and allocated costs. We expect research and development expenses to increase in absolute dollars in future periods due to our acquisition of PortAuthority and its engineering team, and as more personnel are added to support our continued enhancements of our products, our recently acquired information leak prevention products from PortAuthority, as well as the development of new products.

General and administrative.   General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, and administrative personnel, third party professional service fees and allocated costs. General and administrative expenses increased to $21.3 million in 2006 from $11.7 million in 2005. The $9.6 million increase in general and administrative expenses was primarily a result of share-based compensation expense relating to our adoption of SFAS No. 123(R) on January 1, 2006, as well as additional personnel needed to support our growing operations, and allocated costs. We expect general and administrative expenses to increase in absolute dollars in future periods reflecting growth in operations, increasing expenses associated with being a public company and expansion of our international operations.

Other Income, Net

Net other income increased to $11.3 million in 2006 from $5.4 million in 2005. The increase was due primarily to higher interest rates realized on our increased balances of cash, cash equivalents and marketable securities during 2006 compared with 2005. The majority of our investments of cash and cash equivalents and marketable securities are tax-exempt. We expect that the majority of our cash and cash equivalents and marketable securities will continue to be held in tax-exempt investments during the foreseeable future. Our acquisition of PortAuthority for approximately $90 million, on January 8, 2007, will reduce our balance of cash, cash equivalents and marketable securities from which we generate interest income.

Provision for Income Taxes

In 2006, United States and foreign income tax expense was $18.7 million as compared to $21.3 million for 2005. The annual effective income tax rate for 2006 was 36.8% compared to 35.5% for 2005. The increase in the tax rate is primarily related to an increase in the provision for state income taxes and the impact of SFAS 123(R) on stock compensation that does not result in a tax deduction. The increase in tax rate is partially offset by an increase in tax exempt income. Our effective tax rate may change in future periods due to the composition of taxable income between domestic and international operations, the magnitude of our tax-exempt income, and any future changes or interpretations in tax rules and legislation, or corresponding accounting rules. We are presently analyzing the impact of our acquisition of PortAuthority on our 2007 effective tax rate.

Years ended December 31, 2005 and 2004

Revenue

Revenue increased to $148.6 million in 2005 from $111.9 million in 2004. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers that resulted in a 4.1 million increase in the number of seats under subscription from December 31, 2004 to December 31, 2005. Approximately 65% of subscription revenue recognized in 2005 and 2004 was derived from renewal business.

Cost of Revenue

Cost of revenue increased to $10.6 million in 2005 from $7.8 million in 2004. The increase was primarily due to the costs associated with additional personnel in our technical support and database groups, as well as allocated costs. As a percentage of revenue, cost of revenue remained unchanged at 7% during the years ended 2005 and 2004.

Gross Margin

Gross margin increased to $138.0 million in 2005 from $104.1 million in 2004. The increase was due to increased revenue. As a percentage of revenue, gross margin remained unchanged at 93% for the years ended 2005 and 2004.

Operating Expenses

Selling and marketing.   Selling and marketing expenses increased to $55.3 million in 2005 from $42.6 million in 2004. The increase in selling and marketing expenses of $12.7 million was primarily due to increased personnel costs and related travel and allocated costs as well as higher commissions related to higher sales levels.

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

General and administrative.   General and administrative expenses increased to $11.7 million in 2005 from $8.2 million in 2004. The $3.5 million increase in general and administrative expenses was primarily a result of additional personnel needed to support our growing operations, increased allocated costs and an increase in professional accounting fees driven by compliance with the Sarbanes-Oxley Act of 2002.

Other Income, Net

Net other income increased to $5.4 million in 2005 from $2.2 million in 2004. The increase was due primarily to higher interest rates realized on our increased balances of cash, cash equivalents and marketable securities during 2005 compared with 2004.

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

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of $83.5 million, investments in marketable securities of $243.4 million, and retained earnings of $82.7 million. As of December 31, 2005, we had cash and cash equivalents of $61.6 million, investments in marketable securities of $258.8 million and retained earnings of $56.4 million.

Net cash provided by operating activities was $83.7 million in 2006 compared with net cash provided by operating activities of $100.7 million in 2005. The $17.0 million decrease in cash provided by operating activities in 2006 was primarily due to decreased tax benefits from fewer exercises of stock options and decreased growth in deferred revenue (subscription amounts in excess of recognizable revenue are recorded as deferred revenue) compared to 2005. Our operating cash flow is significantly influenced by subscription renewals and accounts receivable collections, and deferred revenue. A decrease in subscription renewals or accounts receivable collections, or a lower deferred revenue balance, will negatively impact our operating cash flow.

Net cash provided by investing activities was $10.5 million in 2006 compared with net cash used in investing activities of $57.6 million in 2005. The $68.1 million increase of net cash provided by investing activities for 2006 was primarily due to fewer purchases to offset the maturities and sales of marketable securities.

Net cash used by financing activities was $72.3 million in 2006 compared with net cash used by financing activities of $20.4 million in 2005. The $51.9 million increase in net cash used by financing activities in 2006 was primarily due to share repurchases of 4,300,000 shares of our common stock for $91.4 million, compared with share repurchases of 1,858,060 shares for $48.3 million in 2005, and the reduction of proceeds from exercises of employee stock options in 2006.

A majority of our operating lease commitments are related to our worldwide office space leases, which expire at various dates through December 2013. The rent expense related to our worldwide office space leases are recorded monthly on a straight-line basis in accordance with generally accepted accounting principles. Future minimum annual payments under non-cancelable operating leases at February 15, 2007 are as follows (in thousands):

Years Ending December 31:	Operating Leases	Total
2007	$4,835	$4,835
2008	2,375	2,375
2009	2,209	2,209
2010	2,285	2,285
2011	2,361	2,361
2012	2,450	2,450
2013	2,539	2,539
	$19,054	$19,054

As of December 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. On July 25, 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. Repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of December 31, 2006, we had repurchased 8,170,060 shares of our common stock under this program, for an aggregate of $170.4 million at an average price of $20.86 per share.

We believe that our cash and cash equivalents balances, investments in marketable securities and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures and stock repurchases, if any, for at least the next 12 months. In January 2007, we used approximately $92 million of our cash to acquire 100% of PortAuthority Technologies, Inc. as well as to repay the indebtedness of PortAuthority. Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements. We may elect to raise funds for these purposes through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.

Summarized Quarterly Data (Unaudited)

The following tables present unaudited quarterly financial information “as adjusted” amounts resulting from the adjustment to our revenue recognition policy for the first three quarters of the year ended December 31, 2006. All of the quarters for the year ended December 31, 2005 reflect amounts previously reported (see Note 11 to the Consolidated Financial Statements). We believe this information reflects all adjustments (which, except as discussed in the table below, consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2006
Revenue—as previously reported	$42,434	$44,149	$46,068	$
Impact of adjustment	(374)	(462)	(326)
Revenue—as adjusted/reported	42,060	43,687	45,742	47,325
Gross margin—as previously reported	39,056	40,445	42,195
Impact of adjustment	(374)	(462)	(326)
Gross margin—as adjusted/reported	38,682	39,983	41,869	43,006
Income from operations—as previously reported	10,391	10,763	9,397
Impact of adjustment	(374)	(462)	(326)
Income from operations—as adjusted/reported	10,017	10,301	9,071	10,074
Income before income taxes—as previously reported	13,026	13,584	12,181
Impact of adjustment	(374)	(462)	(326)
Income before income taxes—as adjusted/reported	12,652	13,122	11,855	13,121
Net income—as previously reported	8,199	8,368	8,534
Impact of adjustment	(255)	(301)	(229)
Net income—as adjusted/reported	7,944	8,067	8,305	7,777
Basic income per share(1)—as previously reported	$0.17	$0.18	$0.19
Impact of adjustment	$0.00	($0.01)	($0.01)
Basic income per share(1)—as adjusted/reported	$0.17	$0.17	$0.18	$0.17
Diluted income per share(1)—as previously reported	$0.17	$0.17	$0.18
Impact of adjustment	($0.01)	$0.00	$0.00
Diluted income per share(1)—as adjusted/reported	$0.16	$0.17	$0.18	$0.17

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2005
Revenue	$34,182	$36,026	$38,300	$40,128
Gross margin	31,682	33,525	35,471	37,316
Income from operations	12,459	12,708	14,465	15,068
Income before income taxes	13,413	13,909	16,000	16,789
Net income	8,612	8,934	10,111	11,111
Basic income per share(1)	$0.18	$0.19	$0.21	$0.23
Diluted income per share(1)	$0.17	$0.18	$0.21	$0.23

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

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments, municipal bonds, government agency obligations, and corporate bonds. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore impact our cash flows and results of operations.

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2006. Changes in interest rates over time will, however, affect our interest income.

We utilize foreign currency forward contracts and zero-cost collar contracts to hedge foreign currency market exposures of underlying assets and liabilities. We bill customers in Euro-denominated countries in the Euro. We also keep working funds necessary to facilitate the short-term operations of our subsidiaries in the local currencies in which they do business. Our objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. We do not use foreign currency contracts for speculative or trading purposes.

Notional and fair values of our hedging positions at December 31, 2006 and 2005 are presented in the table below (in thousands):

	December 31, 2006			December 31, 2005
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Euro	€1,350	$1,705	$1,630	€3,400	$4,027	$4,023
British Pound	£1,200	2,350	2,337	£2,425	4,300	4,215
Total		$4,055	$3,967		$8,327	$8,238

The $2.3 million notional decrease in our Euro hedged position is primarily due to our increased working capital requirements payable in Euros; which creates a natural hedge against the Euro-based billings. All of the Euro hedging contracts will be settled before February 28, 2007. For 2005 and 2006, less than 15% of our total billings were denominated in the Euro. We do not expect foreign currency billings to represent more than 15% of our total billings during 2007.

The $2.0 million notional decrease in our British Pound hedged position is primarily due to a shortening of the period hedged as well as a decrease in the percentage of working funds hedged. All of the British Pound hedging contracts will be settled before March 31, 2007. In 2007, we expect an increase in British Pound expenditures and our corresponding hedged commitments to be consistent with our increase in overall operating expenditures.

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

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Websense, Inc.

We have audited the accompanying consolidated balance sheets of Websense, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Websense, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Websense, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006. Also, as described in Notes 1 and 11 to the consolidated financial statements, during 2006, Websense, Inc. adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB 108”).” The Company used the one time special transition provisions of SAB 108 and recorded an adjustment to retained earnings effective January 1, 2006 for correction of prior period errors in recording revenue and deferred revenue.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Websense, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Diego, California
February 23, 2007

Websense, Inc.
Consolidated Balance Sheets
(In thousands, except par value amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$83,523	$61,629
Marketable securities	243,382	258,760
Accounts receivable, net of allowance for doubtful accounts of $1,425 and $1,460 at December 31, 2006 and 2005	52,740	50,570
Prepaid income taxes	—	1,962
Current portion of deferred income taxes	18,179	15,772
Other current assets	3,943	3,467
Total current assets	401,767	392,160
Property and equipment, net	5,793	4,923
Intangible assets, net	1,067	—
Deferred income taxes, less current portion	13,806	6,043
Deposits and other assets	1,824	549
Total assets	$424,257	$403,675
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,712	$2,073
Accrued payroll and related benefits	9,164	8,476
Other accrued expenses	7,084	5,085
Income taxes payable	4,229	2,305
Current portion of deferred revenue	148,539	119,118
Total current liabilities	171,728	137,057
Deferred revenue, less current portion	71,804	60,807
Stockholders’ equity:
Common stock—$0.01 par value; 100,000 shares authorized; 44,785 and 47,942 shares issued and outstanding at December 31, 2006 and 2005	509	500
Additional paid-in capital	237,302	197,826
Treasury stock, at cost	(139,744)	(48,340)
Retained earnings	82,748	56,449
Accumulated other comprehensive loss	(90)	(624)
Total stockholders’ equity	180,725	205,811
Total liabilities and stockholders’ equity	$424,257	$403,675

See accompanying notes.

Websense, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenues	$178,814	$148,636	$111,859
Cost of revenues	15,274	10,642	7,769
Gross margin	163,540	137,994	104,090
Operating expenses:
Selling and marketing	80,135	55,288	42,625
Research and development	22,663	16,277	14,509
General and administrative	21,279	11,729	8,200
Total operating expenses	124,077	83,294	65,334
Income from operations	39,463	54,700	38,756
Other income, net	11,287	5,411	2,226
Income before income taxes	50,750	60,111	40,982
Provision for income taxes	18,657	21,343	14,806
Net income	$32,093	$38,768	$26,176
Net income per share:
Basic net income per share	$0.69	$0.82	$0.57
Diluted net income per share	$0.68	$0.79	$0.54
Weighted average shares—basic	46,494	47,491	46,161
Weighted average shares—diluted	47,116	49,196	48,228

See accompanying notes.

Websense, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common stock		Additional	Treasury	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	paid-in capital	stock	earnings	Income (loss)	equity
Balance at December 31, 2003	44,890	$228	$120,639	$(7,684)	$15,731	$15	$128,929
Issuance of common stock upon exercise of options	2,946	15	19,811	—	—	—	19,826
Issuance of common stock for ESPP Purchase	380	2	2,531	—	—	—	2,533
Issuance of common stock upon exercise of warrant	56	—	—	—	—	—	—
Purchase of treasury stock	(1,220)	—	—	(22,980)	—	—	(22,980)
Retirement of treasury stock		(10)	(6,428)	30,664	(24,226)		—
Tax benefit of stock options	—	—	13,894	—	—	—	13,894
Net income	—	—	—	—	26,176	—	26,176
Net change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	(442)	(442)
Net change in unrealized gain on fair market valuation of foreign currency contracts, net of tax	—	—	—	—	—	8	8
Comprehensive income							25,742
Balance at December 31, 2004	47,052	235	150,447	—	17,681	(419)	167,944
Issuance of common stock upon exercise of options	2,434	12	24,594	—	—	—	24,606
Issuance of common stock for ESPP Purchase	314	2	3,356	—	—	—	3,358
Issuance of common stock for Stock Dividend	—	251	(251)	—	—	—	—
Purchase of treasury stock	(1,858)	—	—	(48,340)	—	—	(48,340)
Tax benefit of stock options	—	—	19,680	—	—	—	19,680
Net income	—	—	—	—	38,768	—	38,768
Net change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	(112)	(112)
Net change in unrealized loss on fair market valuation of foreign currency contracts net of tax	—	—	—	—	—	(93)	(93)
Comprehensive income							38,563
Balance at December 31, 2005	47,942	500	197,826	(48,340)	56,449	(624)	205,811
Revenue recognition error—net of tax upon adoption of SAB 108 (See Note 11)	—	—	—	—	(5,794)	—	(5,794)
Balance at January 1, 2006 upon adoption of SAB 108	47,942	500	197,826	(48,340)	50,655	(624)	200,017
Issuance of common stock upon exercise of options	946	7	11,573	—	—	—	11,580
Issuance of common stock for ESPP Purchase	197	2	3,978	—	—	—	3,980
Share-based compensation expense	—	—	20,358	—	—	—	20,358
Excess tax benefit of share-based compensation	—	—	3,567	—	—	—	3,567
Purchase of treasury stock	(4,300)	—	—	(91,404)	—	—	(91,404)
Net income	—	—	—	—	32,093	—	32,093
Net change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	458	458
Net change in unrealized gain on fair market valuation of foreign currency contracts, net of tax	—	—	—	—	—	76	76
Comprehensive income							32,627
Balance at December 31, 2006	44,785	$509	$237,302	$(139,744)	$82,748	$(90)	$180,725

See accompanying notes.

Websense, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2006	2005	2004
Operating activities
Net income	$32,093	$38,768	$26,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,273	2,631	2,277
Amortization of intangible assets	133	—	—
Share-based compensation	20,358	—	—
Deferred revenue net of cumulative impact upon adoption of SAB 108	34,624	47,608	38,357
Deferred income taxes	(10,170)	(3,762)	(648)
Unrealized gain (loss) on foreign exchange contracts	76	(93)	8
Tax benefit from exercise of stock options	—	19,680	13,894
Excess tax benefit from share-based compensation	(3,567)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,170)	(6,261)	(16,310)
Prepaid income taxes	1,962	1,239	(2,537)
Other current assets	(476)	(1,942)	(254)
Deposits and other assets	(1,275)	(87)	(44)
Accounts payable	639	973	357
Accrued payroll and related benefits	688	1,313	1,922
Other accrued expenses	1,999	74	1,176
Income taxes payable	5,491	547	853
Net cash provided by operating activities	83,678	100,688	65,227
Investing activities:
Purchase of intangible asset	(1,200)	—	—
Purchase of property and equipment	(4,143)	(3,599)	(3,235)
Purchases of marketable securities	(649,486)	(477,282)	(270,130)
Maturities of marketable securities	665,322	422,278	211,120
Sales of marketable securities	—	1,042	1,193
Net cash provided by (used in) investing activities	10,493	(57,561)	(61,052)
Financing activities:
Proceeds from exercise of stock options and warrants	11,580	24,606	19,826
Proceeds from issuance of common stock for stock purchase plan	3,980	3,358	2,533
Excess tax benefit of share-based compensation	3,567	—	—
Purchase of treasury stock	(91,404)	(48,340)	(22,980)
Net cash used in financing activities	(72,277)	(20,376)	(621)
Increase in cash and cash equivalents	21,894	22,751	3,554
Cash and cash equivalents at beginning of year	61,629	38,878	35,324
Cash and cash equivalents at end of year	$83,523	$61,629	$38,878
Supplemental disclosures of cash flow information:
Income taxes paid	$17,493	$3,656	$3,447
Unrealized gain (loss) on marketable securities	$458	$(112)	$(442)

See accompanying notes.

Websense, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

1.   Summary of Significant Accounting Policies

Description of Business

Websense, Inc. (“Websense” or the “Company”) commenced operations in 1994. The Company’s products help organizations manage their networks and computing resources to provide a secure and productive computing environment. The Company provides Web filtering and Web security software products that enable organizations to protect employees and confidential information from external Web-based attacks, such as spyware and phishing, as well as analyze, report and manage how employees use computing resources and the Internet. In addition to the Company’s Web filtering and Web security software products, the Company offers software that helps prevent the loss of confidential information from internal threats, such as ineffective business process controls, employee error and malfeasance.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries in Australia, Brazil, Canada, France, Germany, India, Ireland, Italy, Japan, Mauritius and the United Kingdom. Significant intercompany accounts and transactions have been eliminated in consolidation. Activities performed by the subsidiaries are a direct and integral extension of the Company’s primary business.

For the years ended December 31, 2006, 2005 and 2004, the Company’s billings were primarily denominated in its functional currency, which is the U.S. dollar. As such, the Company has not recorded foreign currency translation gains or losses. However, the Company incurred foreign currency transaction gains/(losses) of $96,000, ($32,000) and ($76,000) for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The Company sells its products on a subscription basis. A subscription is generally 12, 24 or 36 months in duration and for a fixed number of seats or devices. The Company recognizes revenue on a daily

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

1.   Summary of Significant Accounting Policies (Continued)

straight-line basis, commencing with the day the subscription begins, over the term of the subscription agreement provided collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, the Company electronically delivers access codes to users and then promptly invoices customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30-60 days of invoicing.

The Company records amounts billed to customers in excess of recognizable revenue as deferred revenue in the accompanying balance sheets. The Company amortizes deferred revenues over the term of the subscription agreement commencing with the day the agreement is signed.

The Company records distributor marketing payments and channel rebates in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), which states these payments and rebates should be recorded as an offset when revenue. The Company recognizes distributor marketing payments as an offset to revenue as the marketing service is provided. The Company recognizes channel rebates as an offset to revenue on a straight-line basis over the term of the corresponding subscription agreement.

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

Marketable Securities

Marketable securities at December 31, 2006 consist of auction rate notes, municipal bonds, corporate bonds and government agency obligations. The Company has the ability and intent, if necessary, to liquidate any of its investment securities in order to meet the liquidity needs of current obligations. Accordingly, investments with contractual maturities greater than one year from December 31, 2006 have been classified as current assets in the accompanying consolidated balance sheets. The Company currently classifies all investment securities as available for sale. Securities classified as available for sale are reported at fair value, adjusted for other than temporary declines in value. The Company records other than temporary declines in value to earnings as realized losses. The Company has not had any investment security losses taken to date, related to other than temporary declines in value. Unrealized holding gains and losses on securities available for sale are reported as a net amount in a separate component of stockholders’ equity until realized. Realized gains and losses are recorded based on the specific identification method.

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

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

1.   Summary of Significant Accounting Policies (Continued)

Interest on Cash and Marketable Securities

The Company’s interest on cash and cash equivalents and marketable securities, included as a component of other income, net, is $11.2 million, $6.1 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Intangible Assets

Intangible assets are carried at cost less accumulated amortization. The Company amortizes intangible assets using the straight-line method over their economic useful lives, unless these lives are determined to be indefinite. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the value of future undiscounted cash flows is less than the carrying amount of an asset, the Company records an impairment loss based on the excess of the carrying amount over the fair value of the asset. No impairment losses were recorded in 2006, 2005 or 2004.

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

During 2005 and 2006, the Company utilized Euro foreign currency forward contracts to hedge anticipated Euro denominated accounts receivable. During 2005, the Company utilized British Pound foreign currency forward contracts to hedge anticipated operating expenses. During 2006, the Company utilized British Pound zero-cost collar contracts to hedge anticipated operating expenses. All such contracts entered into were designated as either fair value hedges or cash flow hedges and were considered effective, if applicable, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended. None of the contracts were terminated prior to settlement. Net realized losses related to the contracts designated as fair value hedges settled during 2006 are included in other income, net, in the accompanying consolidated statements of income and amounted to approximately $191,000 for 2006. There were no such gains or losses in 2005. Net realized gains related to the contracts designated as cash flow hedges settled during 2006 are included in the respective operating categories the Company hedges its British Pound expenditures against. These net realized gains amounted to approximately $117,000 in 2006. Net realized losses related to the contracts designated as cash flow hedges

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

1.   Summary of Significant Accounting Policies (Continued)

settled during 2005 are included in other income, net, in the accompanying consolidated statements of income and amounted to approximately $195,000.

Notional and fair values of the Company’s hedging position at December 31, 2006 and 2005 are presented in the table below (in thousands):

	December 31, 2006			December 31, 2005
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Euro	€1,350	$1,705	$1,630	€3,400	$4,027	$4,023
British Pound	£1,200	2,350	2,337	£2,425	4,300	4,215
Total		$4,055	$3,967		$8,327	$8,238

Euro forward contracts at December 31, 2006 were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not selected. All Euro contracts will be settled before February 28, 2007. Realized gains or losses related to the settlements, if any, will be recorded in other income, net at the time of settlement.

All British Pound contracts were designated as cash flow hedges and were determined to be effective as of December 31, 2006 and 2005. All British Pound contracts will be settled before March 31, 2007. Realized gains and losses related to the settlements, if any, will be recorded in the respective operating categories the Company hedges its British Pound expenditures against.

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

Computer Software Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (SFAS No. 86), costs are capitalized, when significant, in the development of specific computer software products after establishment of technological feasibility and marketability. There have been no such costs capitalized to date as the costs incurred during the period between technological feasibility to general release have not been significant.

The Company accounts for internally developed computer software costs, incurred in the application stage, in accordance with SOP No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (SOP No. 98-1). There have been no such costs capitalized to date as the costs incurred for internally developed computer software have not been significant.

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

1.   Summary of Significant Accounting Policies (Continued)

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2006, 2005 and 2004 were $4.9 million, $4.8 million and $4.1 million, respectively.

Share-Based Compensation

Through December 31, 2005, the Company accounted for share-based employee compensation plans under the intrinsic value measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations, as permitted by SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, the Company recorded no share-based employee compensation expense for options granted under its Amended and Restated 2000 Stock Incentive Plan (2000 Plan) or its predecessor plans (or options granted as non-plan inducement options) during 2005 as all other options granted had exercise prices equal to the fair market value of the common stock on the date of grant. The Company also recorded no compensation expense in connection with the Employee Stock Purchase Plan during 2005 as the purchase price of the stock was not less than 85% of the lower of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period. Through December 31, 2005 in accordance with SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148), the Company disclosed net income or loss and net income or loss per share as if the fair value-based method was applied in measuring compensation expense for share-based incentive programs.

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

Effective January 1, 2006, the Company adopted FASB Staff Position FAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, (FAS 123R-3). FAS 123R-3 provides a practical exception when transitioning to the accounting requirements in Statement No. 123R. The Company has used the simplified method to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting Statement No. 123R (termed the “APIC Pool”). The adoption of FAS 123R-3 for the year ended December 31, 2006 did not have a material impact on our consolidated financial statements.

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

1.   Summary of Significant Accounting Policies (Continued)

The table below reflects the pro-forma net income and earnings per share for the years ended December 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004
Net income - as reported for prior periods(1)	$38,768	$26,176
Share-based compensation expense related to employee stock options and employee stock purchases, net of tax(2)	$(10,794)	$(9,700)
Net income, including the effect of share-based compensation expense(3)	$27,974	$16,476
Basic net income per share—as reported for prior periods(1)	$0.82	$0.57
Basic net income per share, including the effect of shared-based compensation expenses(3)	$0.59	$0.36
Diluted net income per share—as reported for prior periods(1)	$0.79	$0.54
Diluted net income per share, including the effect of share-based compensation expense(3)	$0.57	$0.34

(1)          Net income and net income per share did not include share-based compensation expense for employee stock options and employee stock purchases under SFAS No. 123 because the Company did not adopt the recognition provisions of SFAS No. 123 prior to January 1, 2006.

(2)          Share-based compensation expense prior to January 1, 2006 is calculated based on pro forma information based on SFAS 123.

(3)          Net income and net income per share prior to January 1, 2006 represents pro forma information based on SFAS 123.

The results for the year ended December 31, 2006 include share-based compensation expense of $20.4 million (excluding tax effects) in the following expense categories of the consolidated statement of income.

	Years Ended December 31,
	2006	2005	2004
Share-based compensation in:
Cost of revenue	$1,476	$—	$—
Total share-based compensation in cost of revenue	1,476	—	—
Selling and marketing	8,264	—	—
Research and development	3,573	—	—
General and administrative	7,045	—	—
Total share-based compensation in operating expenses	18,882	—	—
Total share-based compensation	$20,358	$—	$—

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

1.   Summary of Significant Accounting Policies (Continued)

At December 31, 2006, there was $62.6 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of approximately three years.

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

The Company used the following assumptions to estimate the fair value of stock options granted for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Average expected life (years)	3.13	4.88	5.00
Average expected volatility factor	40.18%	44.16%	52.06%
Average risk-free interest rate	3.58%	3.99%	3.39%
Average expected dividend yield	—	—	—

The Company used the following assumptions to estimate the fair value of the semi-annual employee stock purchase plan share grant during the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Average expected life (years)	1.25	1.25	1.25
Average expected volatility factor	36.19%	44.57%	59.30%
Average risk-free interest rate	4.90%	3.63%	2.15%
Average expected dividend yield	—	—	—

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

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

1.   Summary of Significant Accounting Policies (Continued)

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

Comprehensive Income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income (SFAS No. 130), which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2006	2005
Unrealized loss on marketable securities	$(81 81)	$(539 539)
Unrealized loss on fair market valuation of foreign currency contracts	(9)	(85)
	$(90)	$(624)

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

In 2006, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options which totaled 622,000. Potentially dilutive securities totaling 4,666,000, 212,000 and 402,000 for the years ended December 31, 2006, 2005 and 2004, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect as a result of stock options which have exercise prices greater than the average market price of the common shares.

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

1.   Summary of Significant Accounting Policies (Continued)

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Years Ended:
December 31, 2006:
Basic EPS	$32,093	46,494	$0.69
Effect of options	—	622	(0.01)
Diluted EPS	$32,093	47,116	$0.68
December 31, 2005:
Basic EPS	$38,768	47,491	$0.82
Effect of options	—	1,705	(0.03)
Diluted EPS	$38,768	49,196	$0.79
December 31, 2004:
Basic EPS	$26,176	46,161	$0.57
Effect of options	—	2,067	(0.03)
Diluted EPS	$26,176	48,228	$0.54

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of the Company’s customers to pay their invoices. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48) Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN No. 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for the

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

1.   Summary of Significant Accounting Policies (Continued)

Company beginning January 1, 2007. The Company is evaluating the impact of the provisions of FIN No. 48 and currently cannot estimate the impact to the Company’s financial statements.

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

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. Effective the beginning of the fiscal year ended December 31, 2006, the Company had adopted SAB No. 108 (See Note 11).

2.   Marketable Securities

Investments in marketable securities consisted of the following at December 31, 2006 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Auction Rate Notes	$46,260	$—	$—	$46,260
Corporate Bonds	20,633	—	(12)	20,621
Government Agency Obligations	10,524	—	(6)	10,518
Municipal Bonds	166,046	—	(63)	165,983
	$243,463	$—	$(81)	$243,382

Investments in marketable securities consisted of the following at December 31, 2005 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Auction Rate Notes	$66,469	$—	$—	$66,469
Municipal Bonds	192,830	—	(539)	192,291
	$259,299	$—	$(539)	$258,760

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

2.   Marketable Securities (Continued)

The amortized cost and estimated fair value of the securities at December 31, 2006 and 2005, by contractual maturity, are shown below (in thousands):

	2006		2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within 1 year	$197,992	$197,905	$230,677	$230,299
Due between 1 and 3 years	45,471	45,477	28,622	28,461
	$243,463	$243,382	$259,299	$258,760

Realized gains (losses) from investments in marketable securities for the years ended 2006, 2005 and 2004 were $0, ($5,000) and $4,000, respectively.

3.   Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated	December 31,
	Useful Lives	2006	2005
Computer hardware and software	3 years	$18,245	$14,756
Office furniture and equipment	3-7 years	3,037	2,452
Other equipment	3 years	659	590
		21,941	17,798
Accumulated depreciation		(16,148)	(12,875)
		$5,793	$4,923

Depreciation expense for 2006, 2005 and 2004 was $3.3 million, $2.6 million and $2.3 million, respectively.

4.   Intangible Assets

Intangible assets consist of the following (in thousands):

		December 31, 2006
	Weighted Average Useful Lives	Cost	Accumulated Amortization	Net
Purchased technology	3 years	$1,200	$(133)	$1,067
		$1,200	$(133)	$1,067

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

4.   Intangible Assets (Continued)

Amortization expense is expected to be as follows (in thousands):

Years Ending December 31:
2007	$400
2008	400
2009	267
$1,067

5.   Geographic Information

The following illustrates revenues attributed to customers located in the Company’s country of domicile (the United States) and those attributed to foreign customers (in thousands):

	Years Ended December 31,
	2006	2005	2004
United States	$113,941	$99,589	$75,891
Europe, Middle East and Africa	44,354	33,429	23,831
Asia/Pacific	7,704	6,124	4,861
Canada and Latin America	12,815	9,494	7,276
	$178,814	$148,636	$111,859

The United Kingdom represented $17.7 million, $14.2 million and $10.1 million of total revenue for the years ended 2006, 2005 and 2004, respectively. No other foreign country represented more than 5% of total revenue.

6.   Deferred Revenue

The Company expects to recognize revenues related to subscriptions in existence as of December 31, 2006 as follows (in thousands):

Years Ending December 31:
2007	$148,539
2008	51,736
2009 and thereafter	20,068
$220,343

7.   Commitments and Guarantees

The Company leases its facilities and certain equipment under non-cancelable operating leases, which expire at various dates through December 2008. The facilities leases contain renewal options and are subject to cost increases.

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

7.   Commitments and Guarantees (Continued)

Future minimum annual payments under non-cancelable operating leases at December 31, 2006 are as follows (in thousands):

Years Ending December 31:

	Operating Leases	Total
2007	$4,835	$4,835
2008	697	697
	$5,532	$5,532

Rent expense totaled $4.2 million, $3.9 million and $2.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Litigation

On September 29, 2006, Jason Tauber filed a purported class action against the Company and other unidentified individuals in California Superior Court for the County of San Diego, captioned Tauber v. Websense. The complaint alleges that the plaintiff and a putative class of certain software engineers and computer professionals who worked for the Company as exempt employees during the period from September 15, 2002 through the present should have been classified as non-exempt employees under California law and should have been paid for overtime. The complaint also alleges related wage and hour violations of the California Labor Code arising from the alleged misclassification and that the failure to pay overtime constitutes an unfair business practice under California Business and Professions Code § 17200. The complaint seeks unspecified damages for unpaid overtime, prejudgment interest, attorneys’ fees and other costs, statutory penalties for alleged violations, and other proper relief. The case is at a very early stage. The Company denies all material allegations and intends to defend the action vigorously.

The Company is involved in various legal actions in the normal course of business. Based on current information, including consultation with the Company’s lawyers, the Company believes that any ultimate

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

7.   Commitments and Guarantees (Continued)

liability that may result from these actions, including Tauber v. Websense, would not materially affect the Company’s consolidated financial positions, results of operation or cash flows. The Company’s evaluation of the likely impact of these actions could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on the Company’s results of operations or cash flows in a future period.

8.   Stockholders’ Equity

Warrants

In connection with the Company’s Series B convertible preferred stock offering between June and September 1999, the Company issued warrants to purchase 125,000 shares of common stock for $1.50 per share to financial consultants. The warrants were exercisable in whole or in part at any time and from time to time until their expiration. In April 2000, warrants to purchase 9,376 shares of common stock were exercised. In November 2001, warrants to purchase 46,874 shares of common stock were exercised. In July 2003, April 2004 and July 2004, warrants to purchase 8,000, 18,750 and 42,000 shares of common stock were exercised, which resulted in 6,812, 16,934 and 38,574 shares of common stock being issued, respectively, due to the cashless exercise of these warrants. At the end of 2004, all warrants had been exercised.

Stock Split

On January 31, 2006, the Company announced that the Board of Directors authorized a two-for-one stock split of its common stock, to be effected in the form of a special dividend of one share of the Company’s common stock for each share of the Company’s common stock outstanding. The additional shares issued as a result of the stock split were distributed on March 17, 2006 to stockholders of record at the close of business on February 13, 2006. All prior year share and per share data (including any data relating to options) presented in this report, including the accompanying consolidated financial statements and related notes have been restated to reflect the stock split.

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

8.   Stockholders’ Equity (Continued)

Stock Option Plan

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

Shares reserved for issuance at December 31, 2003	974,567
Shares reserved for issuance during 2004 based on the automatic increase in shares authorized	448,898
Shares issued during 2004	(379,976)
Shares reserved for issuance at December 31, 2004	1,043,489
Shares reserved for issuance during 2005 based on the automatic increase in shares authorized	470,514
Shares issued during 2005	(313,598)
Shares reserved for issuance at December 31, 2005	1,200,405
Shares reserved for issuance during 2006 based on the automatic increase in shares authorized	479,424
Shares issued during 2006	(196,588)
Shares reserved for issuance at December 31, 2006	1,483,241

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

During 2006 and 2005, the Company issued 196,588 and 313,598 shares, respectively, under the Purchase Plan.

Employee Stock Option Plan

The Amended and Restated 2000 Stock Incentive Plan (2000 Plan) provides for the grant of stock options to the Company’s directors, officers, employees and consultants. The 2000 Plan provides for the

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

8.   Stockholders’ Equity (Continued)

grant of incentive and non-statutory stock options, restricted stock units and rights to purchase stock to employees, directors or consultants of the Company. The 2000 Plan provides that incentive stock options will be granted only to employees and are subject to certain limitations as to fair value during a calendar year.

In addition, the 2000 Plan provides for automatic annual increases in the number of shares authorized and reserved for issuance thereunder (beginning in 2001) equal to the lesser of (i) 4% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 3,000,000 shares. At December 31, 2006, a total of 19,558,162 shares have been authorized for issuance under the 2000 Plan, of which 615,060 remain available for grant.

The exercise price of both incentive and non-statutory stock options and the issuance price of common stock under the 2000 Plan must equal at least the fair value on the date of grant or issuance, as the case may be. Through April 2005, the option grants were generally exercisable for a period of ten years, and beginning in May 2005, the option grants are generally exercisable for a period of seven years after the date of grant and generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months. Unvested common shares obtained through early exercise of stock options are subject to repurchase by the Company at the original issue price. Restricted stock units are subject to vesting and the holders of the restricted stock units are entitled to delivery of the underlying common stock on the applicable vesting date without any payment. To date, the Company has awarded restricted stock units as part of competitive hiring packages to replace foregone compensation. The vesting schedules, including acceleration events, for restricted stock units may vary in the individual cases. To date, only non-statutory stock options and restricted stock units have been granted under the 2000 Plan. Through December 31, 2006, the Company granted 120,000 restricted stock units. The unvested restricted stock units have a weighted average grant date fair value of $29.39 and an aggregate intrinsic value of $2.7 million as of December 31, 2006.

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

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

8.   Stockholders’ Equity (Continued)

The following table summarizes stock option activity both under the 2000 Plan and the 1,554,000 stock options issued in 2002 and January 2006 not covered under a formal plan and related information:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2003	7,870,158	$8.39
Granted	1,952,000	18.63
Exercised	(2,946,056)	6.73
Cancelled	(642,936)	11.14
Balance at December 31, 2004	6,233,166	12.09
Granted	2,039,000	26.20
Exercised	(2,435,512)	10.11
Cancelled	(621,952)	17.77
Balance at December 31, 2005	5,214,702	17.86
Granted	4,792,930	28.16
Exercised	(945,553)	12.25
Cancelled	(2,023,820)	28.35
Balance at December 31, 2006	7,038,259	22.61

The weighted average fair value of stock options granted during the year ended December 31, 2006 was $12.84 per share based on the grant date fair value of the stock options estimated in accordance with the provisions of SFAS No. 123(R), excluding Mr. Hodges’ April 2006 re-granted stock options described above. The fair value of the April 2006 re-granted stock options to Mr. Hodges was less than the original stock option grants in January 2006 as the market price of the Company’s common stock declined from January 2006 to April 2006. The Company will continue to amortize the higher fair value associated with Mr. Hodges’ original stock option grants in January 2006 rather than the lower fair value associated with the April 2006 re-granted stock options.

The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $12.6 million.

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

8.   Stockholders’ Equity (Continued)

The following table summarizes all stock options outstanding and exercisable by price range as of December 31, 2006:

	Options Outstanding
		Weighted		Options Exercisable
		Average			Weighted
		Remaining	Weighted		Average
Range of	Number of	Contractual Life	Average	Number of	Exercise
Exercise Prices	Shares	In Years	Exercise Price	Shares	Price
$0.25-$16.38	1,516,614	5.25	$10.55	1,309,053	$10.08
$16.45-$21.77	1,801,519	6.54	20.46	233,382	19.11
$21.81-$25.80	1,431,196	5.86	24.74	392,297	25.02
$25.84-$32.24	2,110,530	7.07	30.78	197,809	27.72
$32.42-$33.85	178,400	6.46	33.15	18,790	33.14
	7,038,259	6.28	22.61	2,151,331	15.61

The Company defines in-the-money stock options at December 31, 2006 as stock options that had exercise prices that were lower than the $22.83 market price of the Company’s common stock at that date. The weighted-average remaining contractual term of options currently exercisable is 5.52 years. The aggregate intrinsic value of all exercisable and non-exercisable stock options outstanding and in-the-money at December 31, 2006 was $23.0 million. The aggregate intrinsic value of only exercisable stock options outstanding and in-the-money at December 31, 2006 was $17.6 million. There were 3.5 million stock options in-the-money at December 31, 2006, of which 1.6 million stock options were exercisable.

The following table summarizes the shares reserved for future grants:

Shares reserved for future grants at December 31, 2003	634,940
Shares reserved for future grants during 2004 based on the automatic increase in shares authorized	1,795,592
Shares granted during 2004	(1,952,000)
Shares cancelled during 2004	642,936
Shares reserved for future grants at December 31, 2004	1,121,468
Shares reserved for future grants during 2005 based on the automatic increase in shares authorized	1,882,054
Shares granted during 2005	(2,039,000)
Shares cancelled during 2005	621,952
Shares reserved for future grants at December 31, 2005	1,586,474
Shares reserved for future grants during 2006 based on the automatic increase in shares authorized	1,917,696
Shares granted during 2006	(4,912,930)
Shares cancelled during 2006	2,023,820
Shares reserved for future grants at December 31, 2006	615,060

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

8.   Stockholders’ Equity (Continued)

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance as of December 31, 2006:

Stock options:
Granted and outstanding	7,038,259
Reserved for future grants	615,060
Employee Stock Purchase Plan:
Reserved for future issuance	1,483,241
Total:	9,136,560

Treasury Stock

On April 3, 2003, the Company announced that its Board of Directors authorized a stock repurchase program of up to 4 million shares of its common stock. On August 15, 2005, the Company announced that its Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. On July 25, 2006, the Company announced that its Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may commence or be suspended at any time, or from time to time, without prior notice. As of December 31, 2006, the Company had repurchased 8,170,060 shares of its common stock under this program, for an aggregate of $170.4 million at an average price of $20.86 per share.

As of December 31, 2004, the Company had retired all 1,006,000 shares of its common stock that had been repurchased prior to that date. No shares of common stock that were repurchased during 2005 or 2006 were retired. In accordance with APB No. 6, Status of Accounting Research Bulletins, the treasury stock retirement was effected by reducing the following on the Company’s Consolidated Balance Sheets:  treasury stock by $30.7 million, common stock by $0.1 million, additional paid-in capital by $6.4 million and retained earnings by $24.2 million. There was no effect to the Company’s overall equity position as a result of the retirement.

9.   Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Income before income taxes
United States	$40,269	$50,321	$36,712
Foreign	10,481	9,790	4,270
Total	$50,750	$60,111	$40,982

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

9.   Income Taxes (Continued)

The provision for income taxes is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Current
Federal	$19,685	$19,590	$12,535
Foreign	2,579	1,909	759
State	4,147	2,945	2,160
	26,411	24,444	15,454
Deferred
Federal	(6,727)	(2,750)	(367)
Foreign	(159)	(232)	—
State	(868)	(119)	(281)
	(7,754)	(3,101)	(648)
Provision for income taxes	$18,657	$21,343	$14,806

The reconciliation of income tax computed at the federal statutory rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2006	2005	2004
Statutory Rate	35.0%	35.0%	35.0%
Foreign tax	(2.6)	(2.3)	(0.9)
State tax	6.6	4.8	5.5
Valuation allowance	(0.0)	(0.4)	(0.9)
Credits	(0.6)	(0.4)	(1.7)
Tax-exempt interest	(4.2)	(2.9)	(2.1)
Share-based compensation	1.8	(0.0)	(0.0)
Other	0.8	1.7	1.2
	36.8%	35.5%	36.1%

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

9.   Income Taxes (Continued)

Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2006	2005
	(In thousands)
Deferred tax assets
Deferred revenue	$23,205	$17,410
Share-based compensation	5,662	—
State tax	454	—
Foreign deferred taxes	921	778
Tax credit carryforwards	—	2,516
Other	2,273	1,658
Total deferred tax assets	32,515	22,362
Valuation allowance for deferred tax assets	(530)	(547)
Net deferred taxes	$31,985	$21,815

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Periodically, management reassesses the need for a valuation allowance. At December 31, 2006, the valuation allowance related to net operating losses generated in 2004 and 2005 by the Company’s wholly-owned subsidiary in the United Kingdom. These losses are the result of stock option deductions accounted for under APB No. 25 and therefore, when the losses are utilized in the future, the tax benefit will be credited to paid in capital rather than the provision for income taxes.

As of December 31, 2005, the Company had federal and California research and development tax credit carryforwards of approximately $1.7 million and $1.3 million, respectively. During the year ended December 31, 2006, the Company utilized these tax credits.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, use of the Company’s tax credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period. Based on IRC Sections 382 and 383, management believes that a prior change in ownership may have occurred. However, management does not believe that such change would have a significant impact on the Company’s ability to utilize its tax credit carryforwards.

As of December 31, 2006, the Company had approximately $11.2 million of undistributed earnings related to its foreign subsidiaries. Management believes that these earnings will be indefinitely reinvested in foreign jurisdictions; accordingly, the Company has not provided for U.S. federal income taxes related to these earnings. However, upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. It is estimated that the total tax liability, reduced by anticipated foreign tax credits, upon such a distribution would be approximately $2.4 million.

It is the Company’s policy to establish reserves for taxes that will probably become payable in future years as a result of an examination by tax authorities. The Company establishes the reserves based on management’s assessment of exposure associated with permanent tax differences, tax credits and interest

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

9.   Income Taxes (Continued)

expense applied to temporary differences. The tax reserves are analyzed regularly and adjustments are made as events occur to warrant adjustment to the reserves.

10.   Employee Retirement Plan

Effective May 1, 1997, the Company established a 401(k) defined contribution retirement plan (401(k) Plan) covering substantially all employees. The 401(k) Plan provides for voluntary employee contributions from 1% to 50% of annual compensation, as defined, and did not provide for matching contributions from the Company as of December 31, 2003. In January 2004, the Company’s Board of Directors approved a discretionary employer matching contribution of 25% for each employee deferral contribution made during the plan year, up to 6% of the participant’s compensation. The amount of employer expenses including the employer match contributed to the 401(k) Plan during the years ended December 31, 2006, 2005 and 2004 were $460,000, $430,000 and $369,000, respectively.

11.   Staff Accounting Bulletin No. 108

The Company reviewed its revenue recognition policy in consideration of guidance provided in SOP 97-2 and concluded that its prior accounting policy (effective since 1997) to recognize revenue on a monthly straight-line basis, commencing with the month the subscription begins is not consistent with SOP 97-2. As a result, the Company has adjusted revenue as recognized on a daily straight-line basis, commencing on the day rather than the month the subscription begins. The Company does not believe the net effects of this adjustment, when applied retroactively to prior years, was material either quantitively or qualitatively. The following quantitative measure was considered in reaching its determination (in thousands):

Years Ended December 31,	Net after-tax effect of adjustment	Reported net income	Percent of reported net income
2005	$1,259	$38,768	3.25%
2004	1,375	26,176	5.25%
2003	770	16,688	4.62%
2002	824	16,737	4.92%
Total	$4,228	$98,369	4.30%

The cumulative impact on deferred revenue would have been material if not corrected in the Company’s financial statements for 2006.

As discussed under Recently Issued Accounting Standards in Note 1, in September 2006, the SEC released SAB No. 108. The transition provisions of SAB No. 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. The adjustments to the 2006 consolidated balance sheet includes: an increase of $8.7 million to current and long-term portions of deferred revenue, a decrease of $5.8 million to retained earnings, a decrease of $2.3 million to current and long term portions of deferred income taxes and an increase of $0.6 million to income taxes payable. SAB No. 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented.

Websense, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

12.   Subsequent Events

Acquisition of PortAuthority

On January 8, 2007, the Company acquired 100% of PortAuthority Technologies, Inc, a privately held company that specialized in information leak prevention, for approximately $90 million in cash (less PortAuthority transaction expenses of $493,300 and carve-out payments to certain employees of PortAuthority who continue to be employed by the Company or its affiliates for 12—18 months following the effectiveness of the merger of an aggregate of $1.8 million (including employer taxes)), subject to an escrow whereby $5.0 million was contributed to an escrow fund which will be available for 12 months to indemnify the Company for certain matters, including breaches of representations and warranties and covenants in the definitive merger agreement. In addition to the payment of the merger consideration, the Company assumed outstanding unvested PortAuthority stock options and converted those stock options into options to purchase 74,871 shares of the Company’s common stock, under the 2007 Stock Incentive Assumption Plan. The Company also assumed approximately $4.0 million in PortAuthority indebtedness, which was extinguished subsequent to the acquisition date. The Company used its existing cash resources to fund the acquisition and the retirement of the assumed indebtedness. The results of operations of PortAuthority will be included in the Company’s consolidated financial statements beginning January 8, 2007. The Company is currently in the process of determining the purchase price allocation of the net tangible and intangible assets acquired.

Corporate Headquarters Office Lease

Effective February 12, 2007, The Company agreed to extend its existing corporate headquarters lease through 2013. The Company has committed to minimum annual payments of approximately $2.0 million in 2008, $2.2 million in 2009, $2.3 million in 2010, $2.4 million in 2011, $2.5 million in 2012 and $2.5 million in 2013, on this non-cancelable operating lease.

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

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Websense, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Websense, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Websense, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Websense, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Websense, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Websense, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Diego, California
February 23, 2007

Item 9B.               Other Information.

None

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

(a)   Directors. Information concerning our directors is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 5, 2007.

(b)   Executive Officers. Information concerning our executive officers is set forth under the section captioned “Executive Officers” in Part I of this report.

(c)   Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 5, 2007.

(d)   The Company has adopted a Code of Business Conduct which, together with the policies referred to therein, is applicable to all directors, officers and employees of the Company. In addition, the Company has adopted a Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Finance and Accounting Department Personnel (“Code of Ethics”). The Code of Business Conduct and the Code of Ethics cover all areas of professional conduct, including conflicts of interest, disclosure obligations, insider trading and confidential information, as well as compliance with all laws, rules and regulations applicable to our business. The Company encourages all employees, officers and directors to promptly report any violations of any of the Company’s policies. In the event that an amendment to, or a waiver from, a provision of the Code of Business Conduct or Code of Ethics that applies to any of our directors or executive officers is necessary, the Company intends to post such information on its Web site. A copy of our Code of Business Conduct and our Code of Ethics can be obtained from our Web site at www.websense.com.

(e)   Audit Committee. Information concerning the audit committee of our Board of Directors and our designated “audit committee financial expert” is incorporated by reference from the section captioned “Audit Committee” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 5, 2007.

Item 11.                 Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation and Other Information” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 5, 2007.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K concerning security ownership of certain beneficial owners and management is incorporated by reference from the information contained in the section captioned “Ownership of Securities” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 5, 2007.

The following table provides information as of December 31, 2006 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities subject to outstanding options, warrants and rights)
Equity compensation plans approved by security holders(1)	6,972,122	$22.76	2,098,301	(3)
Equity compensation plans not approved by security holders(2)	66,137	$6.81	—
Total	7,038,259	$22.61	2,098,301

(1)          Consists solely of the Amended and Restated 2000 Stock Incentive Plan and the Employee Stock Purchase Plan.

(2)          Consists of 354,000 stock option grants made to certain new employees in 2002 in order to induce them to commence employment with the company, of which 66,137 are outstanding. The outstanding stock options have substantially the same terms as stock options issued under the Amended and Restated 2000 Stock Incentive Plan and have a weighted average exercise price of $6.81 per share.

(3)          Consists of shares available for future issuance under the Employee Stock Purchase Plan and the Amended and Restated 2000 Stock Incentive Plan. As of December 31, 2006, an aggregate of 1,483,241 shares of Common Stock were available for issuance under the Employee Stock Purchase Plan and 615,060 shares of Common Stock were available for issuance under the Amended and Restated 2000 Stock Incentive Plan. The number of shares of Common Stock available for issuance under the Employee Stock Purchase Plan and the Amended and Restated 2000 Stock Incentive Plan automatically increases on the first trading day of January each calendar year by an amount equal to 1% and 4%, respectively, of the total number of shares of Common Stock outstanding on the last trading day of December in the immediately preceding calendar year but in no event will any such increase exceed 750,000 shares and 3,000,000 shares, respectively, of Common Stock.

Item 13.                 Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Certain Relationships and Related Transactions” in the Company’s Proxy Statement related to the Annual Meeting of Stockholders to be held on June 5, 2007.

Item 14.                 Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Proposal 2: Ratification of Selection of Independent Auditors” in the Company’s Proxy Statement related to the Annual Meeting of Stockholders to be held on June 5, 2007.

PART IV

Item 15.                 Exhibits, Financial Statements and Schedules

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
2.1(1)

Agreement and Plan of Merger and Reorganization among Websense, Inc., Leap Acquisition Corp., PortAuthority Technologies, Inc., PortAuthority Technologies Israel Ltd., and Donald Sullivan, as Stockholders’ Representative, dated December 20, 2006

3.1(2)	Amended and Restated Certificate of Incorporation
3.2(2)	Restated Bylaws
4.1(2)	Specimen Stock Certificate of Websense, Inc.
10.1(2)*	Employment Agreement by and between Websense, Inc. and John B. Carrington, dated May 10, 1999
10.2(3)*	Amendment to Employment Agreement by and between Websense, Inc. and John B. Carrington, dated January 24, 2006
10.3(2)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999
10.4(3)*	Amendment to Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated January 24, 2006
10.5(4)*	Employment Agreement by and between Websense, Inc. and Gene Hodges, dated January 9, 2006
10.6(2)*	1998 Equity Incentive Plan
10.7(2)*	Standard Terms and Conditions Relating to Incentive Stock Option Under the 1998 Equity Incentive Plan
10.8(3)*	Amended and Restated 2000 Stock Incentive Plan
10.9(2)*	2000 Stock Incentive Plan, Notice of Grant of Stock Option
10.10(2)*	2000 Stock Incentive Plan, Form of Incentive Stock Option Agreement
10.11(3)*	2000 Stock Incentive Plan, Form of Deferred Issuance Stock Issuance Agreement
10.14(2)*	2000 Employee Stock Purchase Plan
10.15(1)*	2007 Stock Incentive Assumption Plan
10.16(1)*	2007 Stock Incentive Assumption Plan, Form of Stock Option Agreement
10.17(2)	Form of Indemnification Agreement between Websense, Inc. and its directors
10.18(2)	Form of Indemnification Agreement between Websense, Inc. and its officers
10.19*	Non-Employee Directors Compensation Term Sheet
10.20(5)

Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002; First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002; Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003

10.21(6)	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004

10.22(3)	Fourth Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated March 24, 2005
10.23(7)	Fifth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated December 21, 2006
10.24(7)	Sixth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated January 30, 2007
10.25(7)	Seventh Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated February 12, 2007
10.26#	Distribution Agreement by and between Websense, Inc. and Ingram Micro Inc., dated August 3, 2006
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

*                    Indicates management contract or compensatory plan or arrangement.

#                 Confidential treatment requested.

(1)          Previously filed as an exhibit to our Form 8-K filed on January 12, 2007 and incorporated herein by reference.

(2)          Previously filed as an exhibit to our Registration Statement on Form S-1 (Registration No. 333-95619) and incorporated herein by reference.

(3)          Previously filed as an exhibit to our Form 10-K for the period ended December 31, 2005 and incorporated herein by reference.

(4)          Previously filed as an exhibit to our Form 8-K filed on January 11, 2006 and incorporated herein by reference.

(5)          Previously filed as an exhibit to our Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

(6)          Previously filed as an exhibit to our Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference.

(7)          Previously filed as an exhibit to our Form 8-K filed on February 22, 2007 and incorporated herein by reference.

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

Signature	Title	Date
/s/ GENE HODGES	Director, President and Chief Executive	February 28, 2007
Gene Hodges	Officer (principal executive officer)
/s/ DOUGLAS C. WRIDE	Chief Financial Officer (principal	February 28, 2007
Douglas C. Wride	financial and accounting officer)
/s/ JOHN B. CARRINGTON	Chairman of the Board	February 28, 2007
John B. Carrington
/s/ MARK ST.CLARE	Director	February 28, 2007
Mark St.Clare
/s/ BRUCE T. COLEMAN	Director	February 28, 2007
Bruce T. Coleman
/s/ JOHN SCHAEFER	Director	February 28, 2007
John Schaefer
/s/ GARY E. SUTTON	Director	February 28, 2007
Gary E. Sutton
/s/ PETER WALLER	Director	February 28, 2007
Peter Waller

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

WEBSENSE, INC.
(In thousands)

A	B	C			D		E
Description	Balance at beginning of period	Additions			Deductions- Describe		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts- Describe
YEAR ENDED DECEMBER 31, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$525	—	$975	(2)	$360	(1)	$1,140
YEAR ENDED DECEMBER 31, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,140	—	$825	(2)	$505	(1)	$1,460
YEAR ENDED DECEMBER 31, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,460	—	$400	(2)	$435	(1)	$1,425

(1)          Uncollectible accounts written off, net of recoveries.

(2)          Amount represents reserve recorded as a reduction of deferred revenue and represents customer balances deemed uncollectible. The reserve is amortized as a reduction of revenue over the average life of all subscriptions.

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1(1)

Agreement and Plan of Merger and Reorganization among Websense, Inc., Leap Acquisition Corp., PortAuthority Technologies, Inc., PortAuthority Technologies Israel Ltd., and Donald Sullivan, as Stockholders’ Representative, dated December 20, 2006

3.1(2)	Amended and Restated Certificate of Incorporation
3.2(2)	Restated Bylaws
4.1(2)	Specimen Stock Certificate of Websense, Inc.
10.1(2)*	Employment Agreement by and between Websense, Inc. and John B. Carrington, dated May 10, 1999
10.2(3)*	Amendment to Employment Agreement by and between Websense, Inc. and John B. Carrington, dated January 24, 2006
10.3(2)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999
10.4(3)*	Amendment to Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated January 24, 2006
10.5(4)*	Employment Agreement by and between Websense, Inc. and Gene Hodges, dated January 9, 2006
10.6(2)*	1998 Equity Incentive Plan
10.7(2)*	Standard Terms and Conditions Relating to Incentive Stock Option Under the 1998 Equity Incentive Plan
10.8(3)*	Amended and Restated 2000 Stock Incentive Plan
10.9(2)*	2000 Stock Incentive Plan, Notice of Grant of Stock Option
10.10(2)*	2000 Stock Incentive Plan, Form of Incentive Stock Option Agreement
10.11(3)*	2000 Stock Incentive Plan, Form of Deferred Issuance Stock Issuance Agreement
10.14(2)*	2000 Employee Stock Purchase Plan
10.15(1)*	2007 Stock Incentive Assumption Plan
10.16(1)*	2007 Stock Incentive Assumption Plan, Form of Stock Option Agreement
10.17(2)	Form of Indemnification Agreement between Websense, Inc. and its directors
10.18(2)	Form of Indemnification Agreement between Websense, Inc. and its officers
10.19*	Non-Employee Directors Compensation Term Sheet
10.20(5)

Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002; First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002; Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003

10.21(6)	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004
10.22(3)	Fourth Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated March 24, 2005
10.23(7)	Fifth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated December 21, 2006
10.24(7)	Sixth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated January 30, 2007
10.25(7)	Seventh Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated February 12, 2007
10.26#	Distribution Agreement by and between Websense, Inc. and Ingram Micro Inc., dated August 3, 2006
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

*                    Indicates management contract or compensatory plan or arrangement.

#                 Confidential treatment requested.

(1)          Previously filed as an exhibit to our Form 8-K filed on January 12, 2007 and incorporated herein by reference.

(2)          Previously filed as an exhibit to our Registration Statement on Form S-1 (Registration No. 333-95619) and incorporated herein by reference.

(3)          Previously filed as an exhibit to our Form 10-K for the period ended December 31, 2005 and incorporated herein by reference.

(4)          Previously filed as an exhibit to our Form 8-K filed on January 11, 2006 and incorporated herein by reference.

(5)          Previously filed as an exhibit to our Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

(6)          Previously filed as an exhibit to our Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference.

(7)          Previously filed as an exhibit to our Form 8-K filed on February 22, 2007 and incorporated herein by reference.