Form 10-Q
period 2007-03-31
WEBSENSE INC
filed 2007-05-09
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐    No☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of April 30, 2007 was 44,973,164.

Websense, Inc.

Form 10-Q

For the Period Ended March 31, 2007

Part I — Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.
Consolidated Balance Sheets
(Unaudited and in thousands)

	March 31, 2007	December 31, 2006
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$27,238	$83,523
Marketable securities	234,123	243,382
Accounts receivable, net	36,866	52,740
Prepaid income taxes	113	—
Current portion of deferred income taxes	18,073	18,179
Other current assets	5,212	3,943
Total current assets	321,625	401,767

Property and equipment, net	7,288	5,793
Intangible assets, net	14,897	1,067
Goodwill	73,380	—
Deferred income taxes, less current portion	16,713	13,806
Deposits and other assets	2,513	1,824
Total assets	$436,416	$424,257

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,935	$2,712
Accrued payroll and related benefits	10,354	9,164
Other accrued expenses	9,495	7,084
Current portion of income taxes payable	2,232	4,229
Current portion of deferred revenue	143,509	148,539
Total current liabilities	167,525	171,728

Income taxes payable, less current portion	9,248	—
Deferred revenue, less current portion	69,935	71,804

Stockholders’ equity:
Common stock	511	509
Additional paid-in capital	242,750	237,302
Treasury stock, at cost	(139,744)	(139,744)
Retained earnings	86,239	82,748
Accumulated other comprehensive loss	(48)	(90)
Total stockholders’ equity	189,708	180,725
Total liabilities and stockholders’ equity	$436,416	$424,257

See accompanying notes.

Websense, Inc.
Consolidated Statements of Income
(Unaudited) (in thousands, except per share amounts)

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenue	$49,747	$42,060

Cost of revenues
Cost of revenues	4,028	3,378
Amortization of acquired technology	629	—
Total cost of revenues	4,657	3,378
Gross margin	45,090	38,682
Operating expenses:
Selling and marketing	24,913	18,014
Research and development	7,126	5,443
General and administrative	7,186	5,208
Write off of in-process research and development	1,270	—
Total operating expenses	40,495	28,665
Income from operations	4,595	10,017
Other income, net	2,440	2,635
Income before income taxes	7,035	12,652
Provision for income taxes	3,168	4,708
Net income	$3,867	$7,944
Net income per share:
Basic net income per share	$0.09	$0.17
Diluted net income per share	$0.09	$0.16
Weighted average shares — basic	44,830	47,948
Weighted average shares — diluted	45,485	49,047

See accompanying notes.

Websense, Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited and in thousands)

						Accumulated
						other
			Additional			comprehensive	Total
	Common stock		paid-in	Treasury	Retained	income	stockholders’
	Shares	Amount	capital	stock	earnings	(loss)	equity
Balance at December 31, 2006	44,785	$509	$237,302	$(139,744)	$82,748	$(90)	$180,725
Cumulative impact of change in accounting for uncertainties in income taxes — upon adoption of FIN 48 (see note 8)	—	—	(858)	—	(376)	—	(1,234)
Balance at January 1, 2007 upon adoption of FIN 48	44,785	509	236,444	(139,744)	82,372	(90)	179,491
Issuance of common stock upon exercise of options	78	2	860	—	—	—	862
Issuance of common stock from restricted stock units	24	—	—	—	—	—	—
Share-based compensation expense	—	—	5,222	—	—	—	5,222
Excess tax benefit of share-based compensation	—	—	224	—	—	—	224
Net income	—	—	—	—	3,867	—	3,867
Net change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	36	36
Net change in unrealized gain on fair market valuation of foreign currency contracts, net of tax	—	—	—	—	—	6	6
Comprehensive income							3,909
Balance at March 31, 2007	44,887	$511	$242,750	$(139,744)	$86,239	$(48)	189,708

See accompanying notes.

Websense, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Operating activities:
Net income	$3,867	$7,944

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,082	761
Write-off of in-process research and development	1,270	—
Amortization of intangible assets	880	—
Share-based compensation	5,222	4,740
Deferred revenue	(6,899)	(108)
Deferred income taxes	(1,119)	(3,550)
Unrealized gain on foreign exchange contracts	6	59
Excess tax benefit from share-based compensation	(224)	(1,583)
Changes in operating assets and liabilities, net of effects from purchase of PortAuthority:
Accounts receivable	16,609	20,205
Prepaid income taxes	(113)	(8)
Other current assets	(1,942)	26
Deposits and other assets	(437)	(24)
Accounts payable	(935)	(821)
Accrued payroll and related benefits	(1,687)	(844)
Other accrued expenses	2,023	1,080
Income taxes payable	3,665	4,837
Net cash provided by operating activities	21,268	32,714

Investing activities:
Cash paid to acquire PortAuthority, net of cash acquired	(81,967)	—
Purchases of property and equipment	(1,753)	(1,277)
Purchases of marketable securities	(168,417)	(233,277)
Maturities of marketable securities	177,712	164,345
Net cash used in investing activities	(74,425)	(70,209)

Financing activities:
Proceeds from exercise of stock options	862	3,678
Repayment of PortAuthority loan	(4,214)	—
Excess tax benefit from share-based compensation	224	1,583
Purchases of treasury stock	—	(8,904)
Net cash used in financing activities	(3,128)	(3,643)

Decrease in cash and cash equivalents	(56,285)	(41,138)

Cash and cash equivalents at beginning of period	83,523	61,629

Cash and cash equivalents at end of period	$27,238	$20,491

Supplemental cash flow information:
Income taxes paid	$192	$195
Unrealized gain on marketable securities	$36	$179

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in Websense, Inc.’s (Websense or the Company) Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2. Net Income Per Share

Websense computes net income per share as permitted by the Financial Accounting Standards Board (FASB) with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS) (SFAS No. 128). Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive stock options and restricted stock units for 2007 and 2006. Dilutive securities include both dilutive stock options and dilutive restricted stock units and are calculated based on the average share price for each fiscal period using the treasury stock method.

During the three months ended March 31, 2007 and 2006, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive securities totaling 655,000 and 1,099,000 shares, respectively. Potentially dilutive securities totaling 5,378,000 and 3,367,000 shares for the three months ended March 31, 2007 and 2006, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
March 31, 2007:
Basic EPS	$3,867	44,830	$0.09
Effect of options	—	655	(0.00)
Diluted EPS	$3,867	45,485	$0.09

March 31, 2006:
Basic EPS	$7,944	47,948	$0.17
Effect of options	—	1,099	(0.01)
Diluted EPS	$7,944	49,047	$0.16

3. Comprehensive Income

The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Net income	$3,867	$7,944
Net change in unrealized gain on marketable securities, net of tax	36	179
Net change in unrealized gain on fair market valuation of foreign currency contracts, net of tax	6	59
Comprehensive income	$3,909	$8,182

4. Stockholders’ Equity

Share-Based Compensation

Employee Stock Purchase Plan

Shares available for issuance under the Company’s Employee Stock Purchase Plan are as follows:

Number of Shares
Shares reserved for issuance at December 31, 2006	1,483,241
Shares reserved for issuance during 2007 based on the automatic increase in shares authorized	447,845
Shares reserved for issuance at March 31, 2007	1,931,086

Employee Stock Option Plan

The Amended and Restated 2000 Stock Incentive Plan (the 2000 Plan) provides for the grant of stock options to the Company’s directors, officers, employees and consultants. The 2000 Plan provides for the grant of incentive and non-statutory stock options, restricted stock units and rights to purchase stock to employees, directors or consultants of the Company. The 2000 Plan provides that incentive stock options will be granted only to employees and are subject to certain limitations as to fair value during a calendar year.  To date, only non-statutory stock options and restricted stock units have been granted under the 2000 Plan. Through March 31, 2007, the Company has granted 120,000 restricted stock units.

The unvested restricted stock units have a weighted average grant date fair value of $28.69 and an aggregate intrinsic value (the amount by which the fair value exceeds the award price) of $2.2 million as of March 31, 2007.

In addition, the 2000 Plan provides for automatic annual increases in the number of shares authorized and reserved for issuance thereunder equal to the lesser of (i) 4% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 3,000,000 shares. At March 31, 2007, a total of 21,349,542 shares have been authorized for issuance under the 2000 Plan, of which 1,941,761 remain available for grant.

On January 8, 2007, the Compensation Committee of Websense’s Board of Directors adopted the Websense, Inc. 2007 Stock Incentive Assumption Plan (the 2007 Plan).  In connection with the acquisition of PortAuthority, the Company agreed to substitute unvested stock options to purchase PortAuthority common stock that were granted under PortAuthority’s 2004 Global Share Option Plan (the PortAuthority Option Plan) and outstanding immediately prior to the effective time of the acquisition with options to purchase an aggregate of 74,891 shares of Websense common stock (the Substitute Options).  The Substitute Options have the same contractual lives and vesting periods as they did under the PortAuthority Option Plan.  The number of shares and exercise prices of the Substitute Options were determined based on the conversion ratio as defined by the merger agreement with PortAuthority.

The results for the three months ended March 31, 2007 and 2006 include share-based compensation expense (excluding tax effects) of $5.2 million and $4.7 million, respectively, in the following expense categories of the consolidated statement of income (in thousands).

	Three Months Ended
	March 31, 2007	March 31, 2006
Share-based compensation in:
Cost of revenues	$329	$326
Total share-based compensation in cost of revenues	329	326

Selling and marketing	2,013	1,951
Research and development	932	841
General and administrative	1,948	1,622
Total share-based compensation in operating expenses	4,893	4,414
Total share-based compensation	$5,222	$4,740

The Company used the following assumptions to estimate the fair value of stock options granted under the 2000 plan:

	Three Months Ended
	March 31, 2007	March 31, 2006
Average expected life (years)	3.0	4.6
Average expected volatility factor	35.9%	59.4%
Average risk-free interest rate	4.7%	4.6%
Average expected dividend yield	—	—

The Company used the following assumptions to estimate the fair value of the options granted under the 2007 Plan:

Three Months Ended
March 31, 2007
Average expected life (years)	5.5
Average expected volatility factor	55.7%
Average risk-free interest rate	4.7%
Average expected dividend yield	—

Treasury Stock

As of March 31, 2007, the Company had repurchased 8,170,060 shares of its common stock since April 2003 under the Board of Directors’ authorized stock repurchase program, for an aggregate of $170.4 million at an average price of $20.86 per share.  Remaining shares authorized for repurchase under the Company’s stock repurchase program as of March 31, 2007 are as follows:

March 31, 2007
Shares authorized for stock repurchase	12,000,000
Shares repurchased to date	8,170,060
Remaining shares authorized for repurchase	3,829,940

5. Acquisition - PortAuthority

On January 8, 2007, the Company acquired all of the outstanding stock of PortAuthority Technologies Inc., a provider of information leak prevention technology.  The Company acquired PortAuthority to combine the two companies’ technologies to help customers prevent unauthorized use or disclosure of confidential data while simultaneously protecting users and data from external malicious threats.  The Company expects to benefit from the acquisition by expanding its current product offerings and increasing its revenues.  These are among the factors that contributed to a purchase price for the PortAuthority acquisition that resulted in the recognition of goodwill of $73.4 million. PortAuthority’s operations were assumed as of the date of the acquisition and are included in the Company’s results of operations beginning on January 9, 2007 and, as a result, are not reflected in the Company’s results of operations for the three months ended March 31, 2006.

Pursuant to the terms of the agreement, signed on December 20, 2006, the Company acquired all of PortAuthority’s outstanding capital stock, for $88.2 million in cash, funded with existing cash resources. The purchase price includes $5.0 million which is held in an escrow account and will be available to satisfy any Company claims for indemnification from the former stockholders of PortAuthority until the escrow is released. The total purchase price, including transaction expenses of approximately $1.9 million, has been allocated to tangible and intangible assets acquired based on estimated fair market values, with the remainder classified as goodwill.

The total purchase price of the acquisition was as follows (in thousands):

Cash paid for PortAuthority business	$88,170
Estimated transaction costs	1,875
Total estimated purchase price	$90,045

The transaction costs incurred by the Company primarily consist of fees for attorneys, financial advisors, accountants, debt prepayment penalty and other advisors directly related to the transaction.

The total purchase price has been allocated as follows based on the assets and liabilities acquired as of January 8, 2007 (in thousands):

Fair value of net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$8,078
Other assets	2,696
Other liabilities	(5,875)
Long-term loan	(4,214)
		685
Fair value of identifiable intangible assets acquired:
Technology	12,700
Non-compete agreements	800
Customer relationships	700
Trade name	510
		14,710
In-process research and development		1,270
Goodwill		73,380
Total purchase price		$90,045

The $4.2 million of PortAuthority indebtedness assumed in the transaction was repaid in the first quarter of 2007.

The amount allocated to in-process technology represents the fair value of an acquired, to-be-completed research project. The estimated value of approximately $1.3 million of the research project was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the future net cash flows from the project once commercially viable, and discounting the net cash flows to their present value. As of the acquisition date, this project was not expected to have reached technological feasibility and will have no alternative future use. Accordingly, the amount allocated to in-process technology was charged to Websense’s statement of income for the three months ended March 31, 2007.

The accompanying consolidated statements of income reflect the operating results of the PortAuthority business since January 8, 2007.  Assuming the acquisition of PortAuthority had occurred on January 1, 2007 and 2006, the pro forma unaudited results of operations would have been as follows (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenue	$49,747	$42,136
Net Income	$3,761	$5,541
Net income per share:
Basic	$0.08	$0.12
Diluted	$0.08	$0.11

The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through March 31, 2007.

6. Goodwill and  Intangible Assets

As of March 31, 2007, the Company’s goodwill balance of $73.4 million solely relates to the Company’s acquisition of PortAuthority on January 8, 2007.  The Company did not have any goodwill or intangible assets at March 31, 2006.

The Company records goodwill when the purchase price of net tangible and intangible assets acquired exceeds their fair value. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill that has an infinite useful life for impairment at least annually in its fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. Intangible assets are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over their expected economic lives. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews intangible assets that have finite useful lives when an event occurs indicating the potential for impairment.

The Company reviews for impairment by facts or circumstances, either internal or external, indicating that it may not recover the carrying value of the asset. The Company measures impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.  The Company measures fair value under SFAS 144, which is generally based on the present value of estimated future discounted cash flows. The Company’s analysis is based on available information and on assumptions and projections it considers to be reasonable and supportable. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on the Company’s best estimate of projected future cash flows. If necessary, the Company performs subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

Intangible assets, subject to amortization, were as follows as of March 31, 2007 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net

Technology	5.7	$13,900	$(762)	$13,138
Non-compete agreements	1	800	(200)	600
Customer relationships	7	700	(25)	675
Trade name	5	510	(26)	484
Total		$15,910	$(1,013)	$14,897

Amortization expense, as of March 31, 2007, is expected to be as follows (in thousands):

Years Ending December 31:
2007	$2,639
2008	2,719
2009	2,585
2010	2,319
2011	2,319
Thereafter	2,316
Total expected amortization expense	$14,897

7. Foreign Currency Hedges

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

During the three months ended March 31, 2007 and 2006, the Company utilized Euro foreign currency forward contracts to hedge anticipated Euro denominated accounts receivable. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. None of the contracts were terminated prior to settlement. Net realized losses related to the contracts designated as fair value hedges settled during 2007 and 2006 are included in other income, net, in the accompanying consolidated income statements and amounted to approximately $85,000  and $47,000 for the three months ended March 31, 2007 and 2006, respectively.

During the three months ended March 31, 2007 and 2006, the Company utilized British Pound zero-cost collar contracts to hedge anticipated operating expenses. All such contracts entered into were designated as cash flow hedges and were considered effective as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended. None of the contracts were terminated prior to settlement. Net realized losses related to the contracts designated as cash flow hedges settled during the first quarters of 2007 and 2006 are included in the respective operating categories the Company hedges its British Pound expenditures against. These net realized losses amounted to approximately $23,000 and $20,000 for the three months ended March 31, 2007 and 2006, respectively.

Notional and fair values of the Company’s hedging position at March 31, 2007 and 2006 are presented in the table below (in thousands):

	March 31, 2007			March 31, 2006
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Euro	€2,000	$2,627	$2,577	€2,350	$2,835	$2,819
British Pound	£1,200	2,356	2,351	£2,550	4,494	4,453
Total		$4,983	$4,928		$7,329	$7,272

Euro forward contracts at March 31, 2007 and 2006 were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not selected. All Euro contracts will be settled before June 30, 2007. Realized gains or losses related to the settlements, if any, will be recorded in other income, net at the time of settlement.

All British Pound contracts were designated as cash flow hedges and were determined effective as of March 31, 2007 and 2006. All British Pound contracts will be settled before June 30, 2007. Realized gains and losses related to the settlements, if any, will be recorded in the respective operating categories the Company hedges its British Pound expenditures against.

8. Tax Matters

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48), at the beginning of fiscal year 2007. As a result of the implementation the Company recognized a $1.2 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the January 1, 2007 balance of additional paid in capital and retained earnings on the Consolidated Balance Sheet. Including the cumulative effect increase, at the beginning of 2007, the Company had approximately $9.2 million of total gross unrecognized tax benefits. Of this total, $5.8 million (net of federal, state and foreign tax benefits) represents the amount of unrecognized tax benefits that, if recognized, would decrease the effective income tax rate in future periods. In addition, consistent with the provisions of FIN 48, the Company determines the classification of uncertain tax liabilities as current or non-current based on anticipated payment date. Accordingly, the Company has reflected $9.2 million as non-current income taxes payable.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Provision for Income Taxes in the Consolidated Statements of Income and totaled $51,000 in the quarter ended March 31, 2007. Accrued interest and penalties were $0.4 million as of January 1, 2007.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal and state income tax audits for years through 2002. Substantially all material foreign income tax audits have been concluded for years through 2002. California income tax returns for 2003 and 2004 are currently under examination. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008.  At March 31, 2007, the Company had deferred tax assets of $34.8 million.

The Company has requested a ruling regarding unrecognized state income tax benefits. It is reasonably possible within 12 months of the reporting date that the uncertain tax position established for the 2006 tax year could be decided in the Company’s favor resulting in the reduction of the gross uncertain tax liability in an amount up to $1.7 million.

9. Litigation

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

The Company is involved in various legal actions in the normal course of business. Based on current information, including consultation with the Company’s lawyers, the Company believes that any ultimate liability that may result from these actions, including Tauber v. Websense, would not materially affect the Company’s consolidated financial positions, results of operation or cash flows. The Company’s evaluation of the likely impact of these actions could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on the Company’s results of operations or cash flows in a future period.

10. Recently Issued Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115(SFAS No. 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The accounting provisions of SFAS No. 159 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect the adoption of SFAS No. 159 will have on its financial statements.

11. Subsequent event

The Company announced on April 26, 2007 that it has made a pre-conditional cash offer to acquire all of the issued and to-be-issued ordinary shares, excluding treasury shares, of SurfControl plc, a provider of on-demand and software-based Web and email security solutions.  Under the terms of the proposal, SurfControl shareholders will receive 700 pence (approximately $14) in cash for each SurfControl share.  The proposal values SurfControl’s existing issued share capital at approximately £201 million (approximately $400 million).  The Company is obligated to pay the purchase price in British Pounds and has purchased a currency hedge against £244 million at $2.10 for 15 months, corresponding to the funds certain period under the credit facilities described below and the long stop date under the transaction agreement with SurfControl.

The transaction is expected to close approximately four months following regulatory approval by United States (US) and United Kingdom (UK) agencies.  The transaction is expected to be financed through a combination of the Company’s cash resources at the close of the transaction and the new senior credit facility.  The transaction, which has been unanimously approved by the boards of both companies, is subject to the conditions and the satisfaction or waiver of the Pre-Conditions which relate to the obtaining of regulatory clearances from the relevant UK and US regulatory authorities.  As of March 31, 2007, the Company has incurred approximately $1.8 million of transaction costs in connection with this offer, which are reflected in the deposits and other assets and other accrued expenses line items on the Company’s consolidated balance sheet.

In connection with the SurfControl announcement, the Company entered into an agreement with Morgan Stanley Senior Funding Inc. and Bank of America, National Association, for a $300 million senior credit facility.  The senior facility will consist of up to a $285 million six-year term loan and a $15 million revolving credit facility.  The Company currently expects to borrow approximately $180 million to $200 million of the available senior credit facility at the closing of the acquisition.  The senior credit facility is only available for funding the acquisition and related transaction costs.  At funding, the senior credit facility will be secured by substantially all of the Company’s assets, including pledges of the Company’s first tier subsidiaries’ stock (except for limits on the stock pledges of foreign subsidiaries) and will be guaranteed by the Company’s domestic subsidiaries.  Loans made under the term loan amortize at 1.0% per year for years one through five, with the remaining 95% due in the sixth year of the agreement.  The Company is required to use up to 50% of excess cash flow to make mandatory prepayments of principal, which are not subject to any prepayment penalties.  The Company will have the option to borrow at prime rate or at a Eurodollar base rate plus, in each case, an applicable margin based on the Company’s corporate credit rating at the time of funding.  The senior credit facility contains financial covenants, as defined per the senior credit agreement, comprised of a consolidated leverage ratio and a consolidated interest coverage ratio.  The senior credit agreement also contains affirmative and negative covenants.  In addition, the Company has entered into an interim credit facility with the same lenders that is collateralized by $217 million of the Company’s cash, cash equivalents and marketable securities that are deposited in restricted accounts and not available to the Company for any other uses while the acquisition of SurfControl is pending.  The Company expects to use the restricted funds to pay for a portion of the purchase price of SurfControl.  The interim credit facility was entered into as part of a funds certain process for cash acquisitions of UK public companies that are subject to the City Code.  Under the City Code, Morgan Stanley as financial adviser has indicated that it is satisfied that sufficient financial resources will be made available to the Company to satisfy the maximum cash consideration that would be payable under the terms of the proposal.  The Company does not expect to borrow any amounts under the interim credit agreement.

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

These forward-looking statements are subject to risks and uncertainties, including those risks and uncertainties described herein under Part II, Item 1A “Risk Factors,” that could cause actual results to differ materially from those anticipated as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

Overview

Our products help organizations manage their networks and computing resources to provide a secure and productive computing environment. We provide Web filtering and Web security software products that enable organizations to protect employees and confidential information from external Web-based attacks such as spyware, and phishing, as well as analyze, report and manage how employees use computing resources and the Internet. In January 2007, we acquired our technology development partner for information leak prevention solutions, PortAuthority Technologies Inc. (PortAuthority). As a result, in addition to our Web filtering and Web security software products, we offer software that helps prevent the loss of confidential information from internal threats, such as ineffective business process controls, employee error and malfeasance.

At the foundation of our Web filtering and Web security product offering is the Websense Enterprise® software application, which serves as a central policy engine and management and reporting platform for our Web filtering and related add-on Web security products. Websense Enterprise gives organizations the ability to enhance network security, improve employee productivity, mitigate potential legal liability and conserve network bandwidth by allowing organizations to identify potential risk areas and implement and automate Web access and application usage policies that reduce these risks. When combined with our Web security products that utilize our ThreatSeeker™ technology including Security Filtering, Remote Filtering and Client Policy Manager™, Websense Enterprise allows organizations to enhance network and content security by blocking access to malicious Web sites and preventing the transmission of data to known spyware destination sites. To simplify the purchase process for our value-added resellers and customers, we have created a suite of Websense Enterprise and our most popular add-on security products and services, known as the Websense® Web Security Suite™. We currently derive a significant percentage of our revenue from subscriptions to the Websense Enterprise-based solutions and expect this to continue in the future.

The Websense Content Protection Suite is an integrated information leak prevention solution that protects organizations from information leaks and data loss by discovering the location of sensitive data inside the network, monitoring the data as it attempts to travel inside or outside the organization, and  protecting the data, with policy-based controls that align to business processes.  The Content Protection Suite provides protection for data at rest, data in use, and data in motion, and is available with two modules: the Content Auditor and the Content Enforcer.  Content Auditor is a proactive solution that finds sensitive data in the network and identifies who is using it and how it is being used.  Content Enforcer adds the ability to enforce user-defined data security policies.  Sales of our newly acquired information leak prevention products and other products under development will comprise only a very small portion of our overall sales in 2007.

We also have been developing Web content filtering and security solutions to protect Internet users from receiving and accessing unwanted or illegal content on their mobile phones and personal digital assistants (PDAs). We have engaged in discussions regarding mobile filtering solutions with several third parties, and we expect a market for our solutions to develop once the wireless carriers determine that there is a sufficient market need for security protection on wireless mobile devices.  We cannot predict with certainty when we will begin to generate revenue from this business.

During the three months ended March 31, 2007, we derived 39% of revenue from international sales, compared with 35% for the three months ended March 31, 2006, with the United Kingdom comprising approximately 10% of our total revenue in both years. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.  On April 26, 2007, we announced that we are acquiring  SurfControl plc (a London stock exchange listed company) through a pre-conditional cash offer to acquire all of the ordinary shares of SurfControl for 700 pence per share (or an aggregate of approximately $400 million based upon the current exchange rate) through a scheme of arrangement.  SurfControl has substantial international operations, including in the United Kingdom, Australia, China and Israel and we expect the acquisition to accelerate our international growth.

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

Revenue Recognition. When a purchase decision is made for our products, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. Other services such as upgrades/enhancements and standard post-contract technical support services are sold together with Websense Enterprise and provided throughout the subscription term. We recognize revenue on a daily straight-line basis, commencing with the day the subscription begins, over the term of the subscription agreement, provided collectibility is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver access codes to users and then promptly invoice customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice. Taxes invoiced, collected and remitted to governmental authorities are presented on a net basis in our consolidated statements of income. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers who wish to re-subscribe typically must do so at the then current rates to continue using our products. Our revenue is significantly influenced by new and renewal subscriptions, and a decrease in subscription amounts could negatively impact our future revenue.

We record channel marketing payments and channel rebates as an offset to revenue. We recognize channel marketing payments as an offset to revenue as the marketing service is provided. We recognize channel rebates as an offset to revenue on a straight-line basis over the term of the subscription agreement.

Goodwill and Intangible Assets. We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we review goodwill that has an infinite useful life for impairment at least annually in our fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. Intangible assets are carried at cost, less accumulated amortization. We amortize the cost of identified intangible assets on a straight-line basis over their expected economic lives. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review intangible assets that have finite useful lives when an event occurs indicating the potential for impairment.

We review for impairment by facts or circumstances, either internal or external, indicating that we may not recover the carrying value of the asset.  We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.  We measure fair value under SFAS 144, which is generally based on the present value of estimated future discounted cash flows. Our analysis is based on available information and on assumptions and projections that we consider to be reasonable and supportable. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on our best estimate of projected future cash flows. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

Share-Based Compensation. On January 1, 2006, we adopted the provisions of Statement No. 123R and SAB No. 107 requiring the measurement and recognition of all share-based compensation under the fair value method.  Share-based compensation expense related to stock options is recorded based on the fair value of the award on its grant date which we estimate using the Black-Scholes valuation model based on the provisions prescribed under Statement No. 123R and SAB No. 107.  Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the grant date.

Deferred Tax Assets.   As required by SFAS No. 109, we recognize tax assets on the balance sheet if it is “more likely than not” that they will be realized on future tax returns. At March 31, 2007, we had deferred tax assets of $34.8 million. We believe that it is more likely than not that our deferred tax assets will be realized. Factors considered by us included: our earnings history, projected earnings based on current operations, and projected future taxable income. However, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination was made.

Income Tax Provision and Uncertain Tax Positions.   Significant judgment is required in determining our consolidated income tax provision and evaluating our U.S. and foreign tax positions. In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48), which became effective for us beginning in 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of our reassessment of tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

Results of Operations

Three months ended March 31, 2007 compared with the three months ended March 31, 2006

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	March 31, 2007	March 31, 2006
	(Unaudited)
Revenue	100%	100%

Cost of revenues:
Cost of revenues	8	8
Amortization of acquired technology	1	—
Total cost of revenues	9	8

Gross margin	91	92

Operating expenses:
Selling and marketing	50	43
Research and development	14	13
General and administrative	15	12
Write off of in-process research and development	3	—
Total operating expenses	82	68

Income from operations	9	24

Other income, net	5	6

Income before income taxes	14	30

Provision for income taxes	6	11

Net income	8%	19%

Revenue

Revenue increased to $49.7 million in the first quarter of 2007, from $42.1 million in the first quarter of 2006. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers that resulted in a 1.5 million increase in the number of seats under subscription from March 31, 2006 to March 31, 2007. As a percentage of subscription revenue, new business increased to 39% in the first quarter of 2007 from 33% in the first quarter of 2006. We expect revenue to increase in the future as a result of our deferred revenue under existing subscriptions, our renewal business, our recently-acquired information leak prevention business and expected worldwide growth and expected growth in SMB business, partially offset by increased distributor marketing payments and channel payments.

Cost of Revenues

Cost of revenues. Cost of revenues consist of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenues, excluding amortization of acquired technology, increased to $4.0 million in the first quarter of 2007 from $3.4 million in the first quarter of 2006. The increase of $0.6 million was primarily due to additional personnel in our technical support and database groups, and allocated costs. We allocate the total costs for human resources, employee benefits, payroll taxes, information technology, facilities, fixed asset depreciation and legal costs to each of our functional areas based on salaries and headcount data. We expect cost of revenues to increase in the future to support the growth and maintenance of our databases as well as the technical support needs of our customers. As a percentage of revenue, cost of revenues, excluding amortization of acquired technology, remained the same during the first quarter of 2007 and 2006.

Amortization of acquired technology. Amortization of acquired technology primarily relates to the developed technology acquired from the PortAuthority acquisition in January 2007.  The acquired technology is being amortized on a straight-line basis over its estimated economic life of six years.

Gross Margin

Gross margin increased to $45.1 million in the first quarter of 2007 from $38.7 million in the first quarter of 2006. The increase was due to increased revenue. As a percentage of revenue, gross margin decreased to 91% in the first quarter of 2007 from 92% in the first quarter of 2006 primarily due to the increased costs as described in the Costs of Revenues section above.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including costs related to public relations, advertising, promotions and travel as well as allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates.  Selling and marketing expenses increased to $24.9 million, or 50% of revenue, in the first quarter of 2007, from $18.0 million, or 43% of revenue, in the first quarter of 2006. The increase in selling and marketing expenses of $6.9 million was primarily due to expenses associated with our new channel strategy, increased personnel costs and related travel, including new personnel added from the PortAuthority acquisition in January 2007, and allocated costs. We expect selling and marketing expenses to increase in absolute dollars in the future as more personnel are added to support our expanding selling and marketing efforts worldwide, including for our recently acquired information leak prevention products from PortAuthority, and as increased sales result in higher overall sales commission expenses.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $7.1 million, or 14% of revenue, in the first quarter of 2007 from $5.4 million, or 13% of revenue, in the first quarter of 2006. The increase of $1.7 million in research and development expenses was  primarily due to increased personnel, including new personnel added from the PortAuthority acquisition in January 2007, needed to support our expanding list of technology partners, the enhancements of Websense Enterprise including our new SMB products under development and additional products, enhancements to our new information leak prevention products and allocated costs. We expect research and development expenses to increase in absolute dollars in the future due to our acquisition of PortAuthority and its engineering team, and as more personnel are added to support our continued enhancements of our existing products and new products.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, administrative personnel, third party professional service fees, and allocated costs. General and administrative expenses increased to $7.2 million, or 15% of revenue, in the first quarter of 2007 from $5.2 million, or 12% of revenue, in the first quarter of 2006. The $2.0 million increase in general and administrative expenses was primarily due to additional personnel needed to support our growing operations, including the acquisition of PortAuthority in January 2007, and allocated costs. We expect general and administrative expenses to increase in absolute dollars in the future periods due to our growth in operations, increasing expenses associated with being a public company and expansion of our international operations.

Write off of in-process research and development. Write off of in-process research and development represents the fair value of an acquired, to be completed research project obtained from the PortAuthority acquisition that had not reached technological feasibility at the acquisition date and is not expected to have an alternative future use.  Accordingly, the $1.3 million of in-process research and development was charged to our statement of income during the quarter ended March 31, 2007.

Other Income, Net

Other income, net decreased to $2.4 million in the first quarter of 2007 from $2.6 million in the first quarter of 2006.

The decrease was primarily due to lower cash, cash equivalents and marketable securities balances during the first quarter of 2007 compared to the first quarter of 2006, principally related to the acquisition of PortAuthority for approximately $90 million in January 2007 and partially offset by higher interest rates during the first quarter of 2007 compared to the first quarter of 2006. The majority of our investments of cash and cash equivalents and marketable securities are tax-exempt.

In connection with our recently announced acquisition of SurfControl, we entered into two new credit facilities with Morgan Stanley Senior Funding and Bank of America, NA, including a $207 million interim credit facility that was required to be entered into in order to satisfy the funds certain requirement for cash takeovers of UK public companies.  The interim credit facility is collateralized with $217 million of our cash equivalents and marketable securities in restricted accounts, and we expect to use these restricted funds to fund a portion of the purchase price of SurfControl.  We will continue to earn income on the restricted funds until the closing of the SurfControl acquisition.  We expect that the majority of our cash, cash equivalents and marketable securities, including cash we continue to generate through operations, will continue to be held in tax-exempt investments during the foreseeable future.

Provision for Income Taxes

In the first quarter of 2007, United States and foreign income tax expense was $3.2 million, compared to $4.7 million for the first quarter of 2006.  The effective income tax rate increased to 45% in the first quarter of 2007 from 37% in the first quarter of 2006. The increase in the tax rate is primarily related to a write-off in the current quarter of non-deductible in-process R&D acquired in the Port Authority acquisition, less tax exempt interest income and higher effective state income tax rate. Our effective tax rate may change in future periods due to the composition of taxable income between domestic and international operations along with potential changes or interpretations in tax rules and legislation, or corresponding accounting rules. We expect the effective income tax rate to decrease in the second quarter of 2007 compared to the first quarter of 2007 due to the non-recurrence of the write-off of non-deductible in-process R&D.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of $27.2 million, investments in marketable securities of $234.1 million and retained earnings of $86.2 million. As of December 31, 2006, we had cash and cash equivalents of $83.5 million, investments in marketable securities of $243.4 million and retained earnings of $82.7 million.

Net cash provided by operating activities was $21.3 million in the first three months of 2007 compared with $32.7 million in the first three months of 2006. The $11.4 million decrease in cash provided by operating activities was primarily due to decreased growth in deferred revenue as a result of higher growth in recognized revenue than growth in subscription amounts and increased accounts receivables from sales of our products compared to the first three months of 2006. Our operating cash flow is significantly influenced by subscription renewals and accounts receivable collections, and deferred revenue.  A decrease in subscription renewals or accounts receivable collections, or a lower deferred revenue balance, would negatively impact our operating cash flow.

Net cash used in investing activities was $74.4 million in the first three months of 2007 compared with net cash used in investing activities of $70.2 million in the first three months of 2006. The $4.2 million increase of net cash used in investing activities was primarily due to cash used to purchase PortAuthority in January 2007 partially offset by cash provided by the net of purchases and maturities of marketable securities.

Net cash used in financing activities was $3.1 million in the first three months of 2007 compared with net cash used in financing activities of $3.6 million in the first three months of 2006. The $0.5 million decrease of net cash used in financing activities was primarily due to decreased proceeds of $2.8 million for exercises of stock options, decreased excess tax benefit from share-based compensation of $1.4 million, repayment of a $4.2 million loan acquired from PortAuthority offset by no purchases of treasury stock during the three months ended March 31, 2007 (compared to treasury stock purchases totaling $8.9 million during the three months ended March 31, 2006).

We have operating lease and software license commitments of approximately $19.9 million as of March 31, 2007. A majority of our operating lease commitments are related to our corporate headquarters lease, which extends through December 2013.  Our corporate headquarters lease includes escalating rent payments from 2007 to 2013. The rent expense related to our worldwide office space leases are recorded monthly on a straight-line basis in accordance with generally accepted accounting principles. Future minimum annual payments under non-cancelable operating leases and software license agreements at March 31, 2007 are as follows (in thousands):

Years Ending December 31:	Operating Leases	Software License	Total
2007	$5,026	$—	$5,026
2008	2,409	307	2,716
2009	2,209	307	2,516
2010	2,285	—	2,285
2011	2,361	—	2,361
2012	2,450	—	2,450
2013	2,539	—	2,539
	$19,279	$614	$19,893

As of March 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock.  On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. On July 25, 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. Repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of March 31, 2007, we had repurchased 8,170,060 shares of our common stock under this program, for an aggregate of $170.4 million at an average price of $20.86 per share. Under the terms of our new senior credit facility, we are restricted from repurchasing our stock for a purchase price that exceeds 50% of our consolidated net income during the period from the effective date of the facility through the most recent quarter end for which we have filed quarterly financial statements.

On April 26, 2007, we entered into an agreement with Morgan Stanley Senior Funding Inc. and Bank of America, National Association for a $300 million senior credit facility.  Our senior facility consists of up to a $285 million six-year term loan and a $15 million revolving credit facility.  We intend to use the proceeds of the loan to fund, in part, the acquisition of SurfControl that we announced on April 26, 2007.  We currently expect to borrow approximately $180 to $200 million of the available senior credit facility at the closing of the acquisition.  The senior credit facility is not available for borrowing for any other purpose.  At funding, the senior credit facility will be secured by substantially all of our assets, including pledges of our first tier subsidiaries’ stock (except for limits on the stock pledges of foreign subsidiaries) and is guaranteed by our domestic subsidiaries.  Loans made under the term loan amortize at 1.0% per year for years one through five, with the remaining 95% due in the sixth year of the agreement.  We are required to use up to 50% of excess cash flow to make mandatory prepayments of principal, which are not subject to any prepayment penalties.  We will have the option to borrow at prime rate or at a Eurodollar base rate plus, in each case, an applicable margin based on our corporate credit rating at the time of funding  The senior credit facility contains financial covenants, as defined per the senior credit agreement, comprised of a consolidated leverage ratio and a consolidated interest coverage ratio.  In addition, we have entered into an interim credit facility with the same lenders that is collateralized by $217 million of our cash, cash equivalents and marketable securities that are deposited in restricted accounts and not available to us for any other uses while the acquisition of SurfControl is pending.  We expect to use our restricted funds to pay for a portion of the purchase price of SurfControl.  In connection with the financing for the acquisition, we purchased a currency hedge against £244 million for the 15 month period until the long stop date under the transaction agreement with SurfControl.

We believe that our unrestricted cash and cash equivalents balances, investments in marketable securities and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures and stock repurchases, if any, exclusive of the purchase price of SurfControl, for at least the next 12 months.  We expect to fund the purchase of SurfControl from our $217 million in restricted cash equivalents and marketable securities, and proceeds from our senior credit facility.  Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements.  We may elect to raise funds for these purposes through capital markets transactions or debt or private equity transactions as appropriate, subject to the restrictions on incurring additional debt in our senior credit facility and our obligation to use all of the proceeds of any equity offering to make mandatory prepayments of principal under our senior credit facility.  We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any material off-balance sheet arrangements as defined in Regulation S-K Item 303 (a)(4).

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

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. If our acquisition of SurfControl closes, we will be subject to changes in interest rates for our borrowings under our variable rate senior credit facility.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2007. Changes in interest rates over time will, however, affect our interest income.

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

Notional and fair values of our hedging positions at March 31, 2007 and 2006 are presented in the table below (in thousands):

	March 31, 2007			March 31, 2006
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Euro	€2,000	$2,627	$2,577	€2,350	$2,835	$2,819
British Pound	£1,200	2,356	2,351	£2,550	4,494	4,453
Total		$4,983	$4,928		$7,329	$7,272

The $0.2 million notional decrease in our Euro hedged position at March 31, 2007 compared to March 31, 2006 is primarily due to increased spending in Euros which creates a natural hedge against Euro billings. All of the Euro hedging contracts will be settled before June 30, 2007.  For the quarter ended March 31, 2007, less than 15% of our total billings were denominated in the Euro. We do not expect Euro billings to represent more than 15% of our total billings during 2007.

The $2.1 million notional decrease in our British Pound hedged position at March 31, 2007 compared to March 31, 2006 is primarily due to a decrease in the percentage of working funds hedged. All of the British Pound hedging contracts will be settled before June 30, 2007.  We expect our British Pound hedge commitments to reduce as we begin billing in the British Pound, in the second quarter of 2007, and create a natural hedge against our British Pound expenditures.

The Company is obligated to pay the purchase price for SurfControl in British Pounds and has purchased a currency hedge against £244 million at $2.10 for 15 months, corresponding to the funds certain period under the credit facilities and the long stop date under the transaction agreement with SurfControl.

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

We are involved in various legal actions in the normal course of business. Based on current information, including consultation with our lawyers, we believe that any ultimate liability that may result from these actions, including Tauber v. Websense, would not materially affect our consolidated financial positions, results of operations or cash flows. Our evaluation of the likely impact of these actions could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on our results of operations or cash flows in a future period.

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

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007.

We have experienced declining growth rates, particularly for Web filtering sales to large enterprises in North America and Western Europe, and therefore need to increase our sales to small and medium sized business customers.

During the first half of 2006, we were unable to sustain our growth rates for sales of Web filtering products to large enterprises, particularly for new sales to this market segment. During the second half of 2006, we expanded our focus on increasing sales to small and medium sized business (SMB) customers in North America and Western Europe while sales growth rates in the large enterprise market segment slowed down. Our growth plans for new sales in North America and Western Europe in 2007 are largely dependent on our ability to increase sales in the SMB segment. To be successful, we must develop products specifically targeted at the SMB segment. We are scheduled to release the first such product in July 2007. We will also need to increase our reliance on our new two-tier distribution channel in North America and establish similar two-tier distribution arrangements in Western Europe that target SMB customers. Numerous competitors target the SMB segment for Web filtering and security sales, many of whom are different competitors from our primary competitors in the large enterprise space. If we cannot develop new products for the SMB segment or compete effectively for volume business through our existing or a newly established two-tier distribution model, our financial results will be negatively affected.

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

Our future success depends on our ability to sell new, renewal and upgraded Web filtering and Web security subscriptions.*

Substantially all of our revenue in 2006 and the first quarter of 2007 was derived from new and renewal subscriptions to our Web filtering and Web security products. We expect that a significant majority of our sales for the remainder of 2007 will continue to be derived from our Web filtering and security products and that sales of our newly acquired information leak prevention products and other products under development will comprise only a very small portion of our overall sales in 2007. If our Web filtering and security products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we cannot sufficiently increase our customer base with the addition of new customers, particularly in the SMB segment, and increase seats under subscriptions from existing customers, we will not be able to grow our business to meet expectations.

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

Failure of our security products, including our information leak prevention products, to achieve more widespread market acceptance will seriously harm our business. *

Our future financial performance depends on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our security offerings. On January 8, 2007, we acquired PortAuthority Technologies, Inc., and as a result of that acquisition, we now sell information leak prevention products in the content security market. We may not be successful in achieving market acceptance of these or any new products that we develop. Moreover, our recent increased emphasis on the development, marketing and sale of our security offerings and information leak prevention products could distract us from sales of our core Web filtering and Web security offerings, negatively impacting our overall sales. Any failure or delay in diversifying our existing offerings, or diversification at the detriment to our core Web filtering and Web security offerings, could harm our business, results of operations and financial condition.

We face increasing competition from much larger software and hardware companies, which places pressure on our pricing and which could prevent us from increasing revenue or maintaining profitability. In addition, as we increase our emphasis on our security-oriented products, we face competition from better-established security companies that have significantly greater resources.*

The market for our products is intensely competitive and is likely to become even more so in the future.  Our current principal Web filtering competitors frequently offer their products at a significantly lower price than our products, which has resulted in pricing pressures on sales of our product and potentially could result in the commoditization of products in our space. We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle Web filtering or other competitive products with their products. Increased competition may cause price reductions or a loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are unable to maintain the current pricing on sales of our products or increase our pricing in the future, our profitability could be negatively impacted. Even if our products provide greater functionality and are more effective than certain other competitive products, potential customers might accept this limited functionality in lieu of purchasing our products. In addition, our own indirect sales channels may decide to develop or sell competing products instead of our products. Pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our products to achieve or maintain more widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our current principal competitors include:

•       companies offering Web security solutions, such as Microsoft, Symantec, McAfee, Juniper Networks, Message Labs, Trend Micro and Postini;

•       companies offering Web filtering products, such as SurfControl, Secure Computing, Symantec, Digital Arts, Computer Associates, Microsoft, St. Bernard Software, Finjan, Barracuda, ScanSafe, Cisco Systems and Trend Micro;

•       companies integrating Web filtering into specialized security appliances, such as 8e6 Technologies, Blue Coat Systems, Cisco Systems, McAfee, WatchGuard and SonicWALL;

•       companies offering information leak protection solutions, such as Vontu, Verdasys, Vericept, Tablus, Symantec, Secure Computing, Reconnex, Provilla, Proofpoint, Palisade Systems, Orchestria, Oakley Networks, McAfee, Intrusion, Fidelis, Checkpoint and Code Green Networks;

•       companies offering desktop security solutions such as Check Point Software, Cisco Systems, McAfee, Microsoft, Symantec, Computer Associates, Internet Security Systems (IBM) and Trend Micro; and

•       companies offering proxy based solutions such as BlueCoat Systems, Cisco Systems and Juniper.

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

Our international operations involve risks that could increase our expenses, adversely affect our operating results, and require increased time and attention of our management.*

We have significant operations outside of the United States, including research and development, sales and customer support. We recently established engineering operations in Beijing, China, and acquired PortAuthority Technologies, Inc., whose engineering efforts are based in Israel. We intend to maintain our principal engineering efforts for our information leak prevention products in Israel.  On April 26, 2007, we announced that we are acquiring SurfControl, which also has substantial operations outside the United States, including in the United Kingdom, Australia, China and Israel.

We plan to continue to expand our international operations, but such expansion is contingent upon the financial performance of our existing international operations as well as our identification of growth opportunities.  Our acquisition of SurfControl will also expand our international operations.  Our international operations are subject to risks in addition to those faced by our domestic operations, including:

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

All of our foreign subsidiaries’ operating expenses are incurred in foreign currencies. As a result, should the dollar weaken, our foreign operating expenses would increase. Should foreign currency exchange rates fluctuate, our earnings and net cash flows from international operations may be adversely affected, especially if the trend continues of international sales growing as a percentage of our total sales.

Sales to customers outside the United States have accounted for a significant portion of our revenue, which exposes us to risks inherent in international sales.*

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 39% of our total revenue generated during the quarter ended March 31, 2007 compared with 35% of our total revenue during the quarter ended March 31, 2006. As a key component of our business strategy to generate new business sales, we intend to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

Acquired companies or technologies can be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.*

In January 2007, we acquired PortAuthority Technologies Inc., and on April 26, 2007 we announced that we are acquiring SurfControl.  We may acquire additional companies, services and technologies in the future as part of our efforts to expand and diversify our business. Although we review the records of companies or businesses we are interested in acquiring, even an in-depth review may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies. Integration of acquired companies may disrupt or slow the momentum of the activities of our business.

In the case of the SurfControl acquisition, we expect to achieve costs synergies from restructuring of the combined businesses following the closing.  Our estimates of costs synergies are based upon our review of SurfControl’s business and our familiarity with the industry and markets.  Our estimates are based upon numerous assumptions that are subject to risks and uncertainties and the actual amount of costs synergies achieved could deviate materially from our estimates.  The timing of the achievement of synergies may also deviate from our estimates depending upon the success of the integration process.  While we expect to satisfy the regulatory pre-conditions to acquiring SurfControl, the timing, costs and ultimate outcome of the regulatory processes are not in the Company’s control, and can be extremely costly and time-consuming.  A positive outcome in the regulatory processes cannot be assured.  Also, while we expect the stockholders of SurfControl to approve the scheme of arrangement by the requisite vote, we have not obtained irrevocable undertakings from the stockholders of SurfControl, other than the members of SurfControl’s board of directors, to support the proposed acquisition. It is possible that SurfControl could receive a competing offer or the SurfControl stockholders could decline to support the transaction.

Acquisitions involve numerous risks, including:

•       difficulties in integrating operations, technologies, services and personnel of the acquired company;

•       diversion of financial and management resources from existing operations;

•       risk of entering new markets;

•       potential loss of key employees of the acquired company;

•       potential loss of customers and original equipment manufacturing relationships of the acquired company;

•       integrating personnel with diverse business and cultural backgrounds;

•       preserving the development, distribution, marketing and other important relationships of the companies;

•       assumption of liabilities of the acquired company, including debt and litigation; and

•       inability to generate sufficient revenue and cost savings to offset acquisition costs.

Acquisitions may also cause us to:

•       issue equity securities that would dilute our current stockholders’ percentage ownership;

•       assume certain liabilities;

•       incur additional debt;

•       make large and immediate one-time write-offs and restructuring and other related expenses;

•       become subject to intellectual property or other litigation; and

•       create goodwill or other intangible assets that could result in significant impairment charges and/or amortization expense.

As a result, if we fail to properly evaluate, execute and integrate acquisitions such as PortAuthority and SurfControl, our business and prospects may be seriously harmed.

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

Any failure to protect our proprietary technology would negatively impact our business.*

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

We currently have only five issued patents in the United States and two patents issued internationally, and we may be unable to obtain further patent protection in the future. We have several pending patent applications in the United States and in other countries. We cannot ensure that:

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

We expect that nearly all of our revenue for the foreseeable future will come from subscriptions to Websense Enterprise and our add-on products. Upon execution of a subscription agreement, we invoice our customers for the full term of the subscription agreement. We then recognize revenue from customers daily over the terms of their subscription agreements, which typically have durations of 12, 24 or 36 months. As a result, a majority of the revenue we report in each quarter is derived from deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products, before these downturns result in declining revenues.

Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.*

Our quarterly operating results have varied significantly in the past, and will likely vary in the future primarily as the result of fluctuations in our billings, revenues, operating expenses and tax provisions. Although a significant portion of our revenue in any quarter comes from previously deferred revenue, a meaningful portion of our revenue in any quarter depends on the number, size and length of subscriptions to our products that are sold in that quarter. The risk of quarterly fluctuations is increased by the fact that a significant portion of our quarterly sales have historically been generated during the last month of each fiscal quarter, with many of the largest enterprise customers purchasing subscriptions to our products nearer to the end of the last month of each quarter. Due to the unpredictability of these end-of-period buying patterns, forecasts may not be achieved.

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

The covenants in our senior credit facility restrict our financial and operational flexibility, including our ability to complete additional acquisitions and invest in new business opportunities.*

Our senior credit facility contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments, including investments in our subsidiaries, make other restricted payments, pay down subordinated debt, swap or sell assets, merge or consolidate or make acquisitions other than the pending acquisition of SurfControl.  An event of default under our senior credit facility could allow the lenders to declare all amounts outstanding with respect to the senior credit facility to be immediately due and payable.  A major event of default under the senior credit facility occurring between signing and the closing of the SurfControl acquisition, could allow the lenders not to fund the loan needed to close the acquisition of SurfControl.  At funding of the loan, we will pledge substantially all of our consolidated assets and the stock of our subsidiaries (subject to limitations with respect to foreign subsidiaries) to secure the debt under our senior credit facility.  If the amounts outstanding under the senior credit facility were accelerated, the lenders could proceed against those consolidated assets and the stock of our subsidiaries.  Any event of default, therefore, could have a material adverse effect on our business.  Our senior credit facility also requires us to maintain specified financial ratios.  Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios.

The amount of our debt expected to be outstanding as of the closing of the SurfControl acquisition may prevent us from taking actions we would otherwise consider in our best interest.*

The amount of our debt expected to be outstanding as of the closing of the SurfControl acquisition,  the limitations our senior credit facility impose on us and the restrictions on $217 million of our cash resources pending the acquisition of SurfControl could have important consequences, including:

•                  it may be difficult for us to satisfy our obligations under the senior credit facility;

•                  we will have to use much of our cash flow for scheduled debt service rather than for potential investments;

•                  we may be less able to obtain other debt financing in the future;

•                  we could be less able to take advantage of significant business opportunities, including acquisitions or divestiture, as a result of debt covenants;

•                  our vulnerability to general adverse economic and industry conditions could be increased; and

•                  we could be at a competitive disadvantage to competitors with less debt.

If we cannot effectively manage our internal growth and the integration of acquired businesses, our business revenues, profit margins and prospects may suffer. *

If we fail to manage our internal growth and the integration of acquired businesses in a manner that minimizes strains on our resources, we could experience disruptions in our operations that could negatively affect our revenue, billings or profitability.  We are pursuing a strategy of organic growth through implementation of two-tier distribution, international expansion, introduction of new products and expansion of our product sales to the small and medium sized businesses. We also have pursued two strategic acquisitions, and are in the process of integrating PortAuthority and await regulatory approval to complete our acquisition of SurfControl.  Finally, we have opened or acquired engineering centers in China and Israel.  Each of these initiatives requires an investment of our financial and employee resources and involves risks that may result in a lower return on our investments than we expect. These initiatives also may limit the opportunities we pursue or investments we would otherwise make, which may in turn impact our prospects.

It may be difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.*

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

Our senior credit facility also accelerates and becomes payable in full upon our change of control, which is defined generally as a person or group acquiring 35% of our voting securities or a proxy contest that results in changing a majority of our board of directors.  These consequences may discourage third parties from attempting to acquire us.

We do not intend to pay dividends.*

We have not declared or paid any cash dividends on our common stock since we have been a publicly traded company. We currently intend to retain any future cash flows from operations to fund growth and, do not expect to pay any cash dividends in the foreseeable future.  Moreover, we are not permitted to pay cash dividends under the terms of our senior credit facility.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits

2.1(1)

Agreement and Plan of Merger and Reorganization dated December 20, 2006, by and among Websense, Inc., Leap Acquisition Corp., a wholly-owned subsidiary of Websense, Inc., PortAuthority Technologies, Inc., PortAuthority Technologies Israel, Ltd., a wholly-owned subsidiary of PortAuthority Technologies, Inc., and Donald Sullivan, as the Stockholders’ Representative.

3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(3)	Restated Bylaws.
4.1(2)	Specimen Stock Certificate of Websense, Inc.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)             Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on January 12, 2007.

(2)             Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 3, 2000.

(3)             Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on April 19, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: May 9, 2007	By:	/s/ GENE HODGES
Gene Hodges
Chief Executive Officer

Date: May 9, 2007	By:	/s/ DOUGLAS C. WRIDE
Douglas C. Wride
President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.1(1)

Agreement and Plan of Merger and Reorganization dated December 20, 2006, by and among Websense, Inc., Leap Acquisition Corp., a wholly-owned subsidiary of Websense, Inc., PortAuthority Technologies, Inc., PortAuthority Technologies Israel, Ltd., a wholly-owned subsidiary of PortAuthority Technologies, Inc., and Donald Sullivan, as the Stockholders’ Representative.

3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(3)	Restated Bylaws.
4.1(2)	Specimen Stock Certificate of Websense, Inc.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)             Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on January 12, 2007.

(2)             Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 3, 2000.

(3)             Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on April 19, 2007.