Form 10-Q
period 2007-06-30
WEBSENSE INC
filed 2007-08-08
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of July 31, 2007 was 45,146,816.

Websense, Inc.

Form 10-Q

For the Period Ended June 30, 2007

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.
Consolidated Balance Sheets

(Unaudited and in thousands)

	June 30, 2007	December 31, 2006
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$28,513	$83,523
Cash and cash equivalents-restricted	1,285	—
Marketable securities	16,380	243,382
Marketable securities-restricted	215,716	—
Accounts receivable, net	43,813	52,740
Prepaid income taxes	1,875	—
Current portion of deferred income taxes	18,092	18,179
Other current assets	5,385	3,943
Total current assets	331,059	401,767

Property and equipment, net	7,679	5,793
Intangible assets, net	14,017	1,067
Goodwill	73,467	—
Deferred income taxes, less current portion	20,212	13,806
Deposits and other assets	9,275	1,824
Total assets	$455,709	$424,257

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,542	$2,712
Accrued payroll and related benefits	11,341	9,164
Other accrued expenses	12,529	7,084
Current portion of income taxes payable	216	4,229
Current portion of deferred revenue	145,362	148,539
Total current liabilities	171,990	171,728

Income taxes payable, less current portion	10,242	—
Deferred revenue, less current portion	72,171	71,804

Stockholders’ equity:
Common stock	513	509
Additional paid-in capital	252,261	237,302
Treasury stock, at cost	(139,779)	(139,744)
Retained earnings	88,368	82,748
Accumulated other comprehensive loss	(57)	(90)
Total stockholders’ equity	201,306	180,725
Total liabilities and stockholders’ equity	$455,709	$424,257

See accompanying notes.

Websense, Inc.
Consolidated Statements of Income

(Unaudited) (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenue	$50,449	$43,687	$100,196	$85,747

Cost of revenues
Cost of revenues	4,805	3,704	8,833	7,082
Amortization of acquired technology	629	—	1,258	—
Total cost of revenues	5,434	3,704	10,091	7,082
Gross margin	45,015	39,983	90,105	78,665

Operating expenses:
Selling and marketing	25,127	18,922	50,040	36,936
Research and development	10,325	5,535	17,451	10,978
General and administrative	6,575	5,225	13,761	10,433
Write off of in-process research and development	—	—	1,270	—
Total operating expenses	42,027	29,682	82,522	58,347

Income from operations	2,988	10,301	7,583	20,318

Other income, net	1,475	2,821	3,915	5,456

Income before income taxes	4,463	13,122	11,498	25,774

Provision for income taxes	2,334	5,055	5,502	9,763

Net income	$2,129	$8,067	$5,996	$16,011

Net income per share:

Basic net income per share	$0.05	$0.17	$0.13	$0.34
Diluted net income per share	$0.05	$0.17	$0.13	$0.33
Weighted average shares – basic	45,060	47,586	44,978	47,766
Weighted average shares – diluted	45,561	48,368	45,499	48,710

See accompanying notes.

Websense, Inc.
Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

	Common stock		Additional	Treasury	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	paid-in capital	stock	earnings	income (loss)	equity
Balance at December 31, 2006	44,785	$509	$237,302	$(139,744)	$82,748	$(90)	$180,725
Cumulative impact of change in accounting for uncertainties in income taxes – upon adoption of FIN 48 (see note 8)	—	—	(858)	—	(376)	—	(1,234)
Balance at January 1, 2007 upon adoption of FIN 48	44,785	509	236,444	(139,744)	82,372	(90)	179,491

Issuance of common stock upon exercise of options	225	3	2,385	—	—	—	2,388

Issuance of common stock for ESPP purchase	105	1	2,211	—	—	—	2,212

Issuance of common stock from restricted stock units, net	28	—	—	(35)	—	—	(35)

Share-based compensation expense	—	—	10,536	—	—	—	10,536

Excess tax benefit of share-based compensation	—	—	685	—	—	—	685

Net income	—	—	—	—	5,996	—	5,996

Net change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	14	14

Net change in unrealized gain on fair market valuation of foreign currency contracts, net of tax	—	—	—	—	—	19	19

Comprehensive income							6,029
Balance at June 30, 2007	45,143	$513	$252,261	$(139,779)	$88,368	$(57)	201,306

See accompanying notes.

Websense, Inc.
Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended
	June 30,	June 30,
	2007	2006
Operating activities:
Net income	$5,996	$16,011

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,153	1,571
Write-off of in-process research and development	1,270	—
Amortization of intangible assets	1,760	—
Share-based compensation	10,536	9,710
Deferred revenue	(2,810)	5,981
Deferred income taxes	(4,645)	(4,731)
Unrealized gain on foreign exchange contracts	25	116
Excess tax benefit of share-based compensation	(685)	(2,593)
Unrealized loss on option hedge	1,053	—
Changes in operating assets and liabilities, net of effects from purchase of PortAuthority:
Accounts receivable	9,632	13,716
Prepaid income taxes	(1,875)	1,218
Other current assets	(1,564)	(1,167)
Deposits and other assets	(3,662)	(14)
Accounts payable	(336)	(520)
Accrued payroll and related benefits	(735)	(940)
Other accrued expenses	4,542	279
Income taxes payable	3,104	3,459
Net cash provided by operating activities	23,759	42,096

Investing activities:
Cash paid to acquire PortAuthority, net of cash acquired	(81,988)	—
Purchases of property and equipment	(3,277)	(2,266)
Change in restricted cash and cash equivalents	(1,285)	—
Purchases of marketable securities	(227,811)	(355,839)
Maturities of marketable securities	241,483	297,016
Purchases of marketable securities- restricted	(54,311)	—
Maturities of marketable securities- restricted	51,939	—
Cash paid for option contract on SurfControl acquisition	(4,590)	—
Net cash used in investing activities	(79,840)	(61,089)

Financing activities:
Proceeds from exercise of stock options	2,388	6,430
Proceeds from issuance of common stock for stock purchase plan	2,212	1,988
Repayment of PortAuthority loan	(4,214)	—
Excess tax benefit of share-based compensation	685	2,593
Purchases of treasury stock	—	(33,070)
Net cash provided by (used in) financing activities	1,071	(22,059)

Decrease in cash and cash equivalents	(55,010)	(41,052)

Cash and cash equivalents at beginning of period	83,523	61,629

Cash and cash equivalents at end of period	$28,513	$20,577

Supplemental cash flow information:
Income taxes paid	$7,983	$6,334
Unrealized gain on marketable securities	$14	$202

See accompanying notes.

Websense, Inc.

Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results for the interim periods presented.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in Websense, Inc.’s (Websense or the Company) Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

2. Net Income Per Share

Websense computes net income per share as permitted by the Financial Accounting Standards Board (FASB) with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS) (SFAS No. 128). Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive stock options and restricted stock units. Dilutive securities include both dilutive stock options and dilutive restricted stock units and are calculated based on the average share price for each fiscal period using the treasury stock method.

During the three months ended June 30, 2007 and 2006, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive securities totaled 501,000 and 782,000 shares, respectively. Potentially dilutive securities totaling 6,342,000 and 4,369,000 shares for the three months ended June 30, 2007 and 2006, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect.

During the six months ended June 30, 2007 and 2006, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive securities totaled 521,000 and 944,000 shares, respectively. Potentially dilutive securities totaling 5,809,000 and 3,834,000 shares for the six months ended June 30, 2007 and 2006, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
June 30, 2007:
Basic EPS	$2,129	45,060	$0.05
Effect of options	—	501	(0.00)
Diluted EPS	$2,129	45,561	$0.05

June 30, 2006:
Basic EPS	$8,067	47,586	$0.17
Effect of options	—	782	(0.00)
Diluted EPS	$8,067	48,368	$0.17

For the Six Months Ended:
June 30, 2007:
Basic EPS	$5,996	44,978	$0.13
Effect of options	—	521	(0.00)
Diluted EPS	$5,996	45,499	$0.13

June 30, 2006:
Basic EPS	$16,011	47,766	$0.34
Effect of options	—	944	(0.01)
Diluted EPS	$16,011	48,710	$0.33

3. Comprehensive Income

The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income	$2,129	$8,067	$5,996	$16,011
Net change in unrealized gain on marketable securities, net of tax	(22)	23	14	202
Net change in unrealized gain on fair market valuation of foreign currency contracts, net of tax	13	57	19	116
Comprehensive income	$2,120	$8,147	$6,029	$16,329

4. Stockholders’ Equity

Share-Based Compensation

Employee Stock Purchase Plan

Shares available for issuance under the Company’s Employee Stock Purchase Plan are as follows:

Number of Shares
Shares reserved for issuance at December 31, 2006	1,483,241
Shares reserved for issuance during 2007 based on automatic increase in shares authorized	447,845
Shares issued during six months ended June 30, 2007	(105,321)
Shares reserved for issuance at June 30, 2007	1,825,765

The Company used the following assumptions to estimate the fair value of the semi-annual employee stock purchase plan share grants during the six months ended June 30, 2007 and 2006:

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Average expected life (years)	1.3	1.3
Average expected volatility factor	32.5%	36.1%
Average risk-free interest rate	4.8%	4.9%
Average expected dividend yield	—	—

Employee Stock Option Plans

The Amended and Restated 2000 Stock Incentive Plan (the 2000 Plan) provides for the grant of stock options to the Company’s directors, officers, employees and consultants. The 2000 Plan provides for the grant of incentive and non-statutory stock options, restricted stock units and rights to purchase stock to employees, directors or consultants of the Company. The 2000 Plan provides that incentive stock options will be granted only to employees and are subject to certain limitations as to fair value during a calendar year.  To date, only non-statutory stock options and restricted stock units have been granted under the 2000 Plan. Through June 30, 2007, the Company has granted 120,000 restricted stock units. The unvested restricted stock units have a weighted average grant date fair value of $29.37 and an aggregate intrinsic value (the amount by which the fair value exceeds the award price) of $1.9 million as of June 30, 2007.

In addition, the 2000 Plan provides for automatic annual increases in the number of shares authorized and reserved for issuance thereunder equal to the lesser of (i) 4% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 3,000,000 shares. At June 30, 2007, a total of 21,349,542 shares have been authorized for issuance under the 2000 Plan, of which 808,308 remain available for grant.

On January 8, 2007, the Compensation Committee of Websense’s Board of Directors adopted the Websense, Inc. 2007 Stock Incentive Assumption Plan (the 2007 Plan).  In connection with the acquisition of PortAuthority Technologies, Inc. (PortAuthority), the Company agreed to substitute unvested stock options to purchase PortAuthority common stock that were granted under PortAuthority’s 2004 Global Share Option Plan (the PortAuthority Option Plan) and outstanding immediately prior to the effective time of the acquisition with options to purchase an aggregate of 74,891 shares of Websense common stock (the Substitute Options).  The Substitute Options have the same contractual lives and vesting periods as they did under the PortAuthority Option Plan.  The number of shares and exercise prices of the Substitute Options were determined based on the conversion ratio as defined by the merger agreement with PortAuthority.

The following table summarizes the Company’s stock option activity since December 31, 2006:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2006	7,038,259	$22.61
Granted	2,134,259	22.58
Exercised	(224,838)	10.62
Cancelled	(466,906)	23.34
Balance at June 30, 2007	8,480,774	22.88

The results for the three and six months ended June 30, 2007 include share-based compensation expense of $5.3 million (excluding tax effects) and $10.5 million (excluding tax effects), respectively, in the following expense categories of the consolidated statement of income (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Share-based compensation in:
Cost of revenues	$388	$368	$717	$694
Total share-based compensation in cost of revenues	388	368	717	694

Selling and marketing	2,192	2,054	4,205	4,005
Research and development	954	890	1,886	1,731
General and administrative	1,780	1,658	3,728	3,280
Total share-based compensation in operating expenses	4,926	4,602	9,819	9,016
Total share-based compensation	$5,314	$4,970	$10,536	$9,710

The Company used the following assumptions to estimate the fair value of stock options granted under the 2000 plan for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Average expected life (years)	3.0	3.9	3.1	4.3
Average expected volatility factor	34.1%	51.1%	35.5%	55.4%
Average risk-free interest rate	4.7%	5.0%	4.7%	4.8%
Average expected dividend yield	—	—	—	—

The Company used the following assumptions to estimate the fair value of the options granted under the 2007 Plan for the six months ended June 30, 2007: average expected life – 5.5 years; average expected volatility factor – 55.7%; average risk free interest rate – 4.7% and average expected dividend yield – zero.  No options were granted under the 2007 Plan during the second quarter of 2007.

Treasury Stock

As of June 30, 2007, the Company had repurchased 8,170,060 shares of its common stock since April 2003 under the Board of Directors’ authorized stock repurchase program, for an aggregate of $170.4 million at an average price of $20.86 per share.  The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2007, and does not intend to repurchase additional shares for the remainder of 2007.  Remaining shares authorized for repurchase under the Company’s stock repurchase program as of June 30, 2007 are as follows:

June 30, 2007
Shares authorized for stock repurchase	12,000,000
Shares repurchased to date	8,170,060
Remaining shares authorized for repurchase	3,829,940

5. Acquisitions

PortAuthority

On January 8, 2007, the Company acquired all of the outstanding stock of PortAuthority Technologies Inc. (PortAuthority), a provider of information leak prevention technology.  The Company acquired PortAuthority to combine the two companies’ technologies to help customers prevent unauthorized use or disclosure of confidential data while simultaneously protecting users and data from external malicious threats.  The Company expects to benefit from the acquisition by expanding its current product offerings and increasing its revenues.  These are among the factors that contributed to a purchase price for the PortAuthority acquisition that resulted in the recognition of goodwill of $73.5 million. PortAuthority’s operations were assumed as of the date of the acquisition and are included in the Company’s results of operations beginning on January 9, 2007 and, as a result, are not reflected in the Company’s results of operations for the three and six months ended June 30, 2006.

Pursuant to the terms of the agreement, signed on December 20, 2006, the Company acquired all of PortAuthority’s outstanding capital stock, for $88.2 million in cash, funded with existing cash resources. The purchase price includes $5.0 million which is held in an escrow account and will be available to satisfy any Company claims for indemnification from the former stockholders of PortAuthority until the escrow is released. The total purchase price, including transaction expenses of approximately $1.9 million, has been allocated to tangible and intangible assets acquired based on estimated fair values, with the remainder classified as goodwill.

The total purchase price of the acquisition was as follows (in thousands):

Cash paid for PortAuthority business	$88,170
Transaction costs	1,897
Total purchase price	$90,067

The transaction costs incurred by the Company primarily consist of fees for attorneys, financial advisors, accountants, debt prepayment penalty and other advisors directly related to the transaction.

The total purchase price has been allocated as follows based on the assets and liabilities acquired as of January 8, 2007 (in thousands):

Fair value of net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$8,078
Other assets	2,676
Other liabilities	(5,920)
Long-term loan	(4,214)
		620
Fair value of identifiable intangible assets acquired:
Technology	12,700
Non-compete agreements	800
Customer relationships	700
Trade name	510
		14,710
In-process research and development		1,270
Goodwill		73,467
Total purchase price		$90,067

The $4.2 million of PortAuthority indebtedness assumed in the transaction was repaid in the first quarter of 2007.

The amount allocated to in-process technology represents the fair value of an acquired, to-be-completed research project. The estimated value of approximately $1.3 million of the research project was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the future net cash flows from the project once commercially viable, and discounting the net cash flows to their present value. As of the acquisition date, this project was not expected to have reached technological feasibility and will have no alternative future use. Accordingly, the amount allocated to in-process technology was charged to Websense’s statement of income for the six months ended June 30, 2007.

The accompanying consolidated statements of income reflect the operating results of the PortAuthority business since January 8, 2007.  Assuming the acquisition of PortAuthority had occurred on January 1, 2006, the pro forma unaudited results of operations would have been as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue	$50,449	$43,943	$100,196	$86,079
Net Income	2,129	5,542	5,890	11,083
Net income per share:
Basic	$0.05	$0.12	$0.13	$0.23
Diluted	$0.05	$0.11	$0.13	$0.23

The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through June 30, 2007.

Offer to Purchase Surf Control

On April 26, 2007, the Company announced that it has made a pre-conditional cash offer to acquire all of the issued and to-be-issued ordinary shares, excluding treasury shares, of SurfControl plc, a U.K. based provider of on-demand and software-based Web and email security solutions.  Under the terms of the offer, SurfControl shareholders will receive 700 pence (approximately $14) in cash for each SurfControl share.  The offer values SurfControl’s existing issued share capital at approximately £201 million (approximately $403 million based upon the exchange rate at June 30, 2007).  The Company is obligated to pay the purchase price in British Pounds and has purchased an option contract to hedge against £244.1 million at a foreign exchange rate of $2.10 or $512.6 million. The Company paid a $4.6 million premium to purchase the option on April 30, 2007 and wrote down the fair value of the option at June 30, 2007 by $1.1 million, which is reflected in other income, net on the consolidated statement of income.  At June 30, 2007, the fair value of the premium of $3.5 million is included within deposits and other assets on the consolidated balance sheet.  The Company subsequently sold the option and acquired three new option contracts to hedge against a total of £244.1 million that expire on November 1, 2007.  See Subsequent Event.

The transaction is expected to close on or about October 3rd, 2007 and is expected to be financed through a combination of the Company’s cash resources and the new senior credit facility.  The offer was cleared by the United States Department of Justice and the Federal Trade Commission on June 4, 2007 and by the U.K. Office of Fair Trading on July 6, 2007.  The offer is being effected by a scheme of arrangement under Section 425 of the U.K. Companies Act 1985.  SurfControl made the scheme document available to SurfControl shareholders on July 20, 2007.  The SurfControl shareholders must approve the Scheme, at a meeting scheduled for August 16, 2007, by a majority of holders of SurfControl shares, representing not less than three-quarters of shares outstanding.  As of June 30, 2007, the Company has incurred approximately $5.1 million of transaction costs in connection with this offer, which are reflected on the Company’s consolidated balance sheet in deposits and other assets, accounts payable and other accrued expenses.

In connection with the SurfControl announcement, the Company entered into an agreement with Morgan Stanley Senior Funding Inc. and Bank of America, National Association, for a $300 million senior credit facility.  The senior facility will consist of up to a $285 million six-year term loan and a $15 million revolving credit facility.  The Company currently expects  to borrow approximately $180 million to $200 million from the available senior credit facility at the closing of the acquisition.  The senior credit facility is only available for funding the acquisition and related transaction costs.  At funding, the senior credit facility will be secured by substantially all of the Company’s assets, including pledges of the Company’s first tier subsidiaries’ stock (except for limits on the stock pledges of foreign subsidiaries) and will be guaranteed by the Company’s domestic subsidiaries.  Loans made under the term loan amortize at 1.0% per year for years one through five, with the remaining 95% due in the sixth year of the agreement.  The Company is required to use 50% of excess cash flow for fiscal year 2007 and then 25% after fiscal year 2007, as defined in the senior credit agreement, to make mandatory prepayments of principal, which are not subject to any prepayment penalties.  The Company will have the option to borrow at prime rate or at a Eurodollar base rate plus, in each case, an applicable margin based on the Company’s corporate credit rating at the time of funding.  The senior credit facility contains financial covenants, as defined per the senior credit agreement, comprised of a consolidated leverage ratio and a consolidated interest coverage ratio.  The senior credit agreement also contains affirmative and negative covenants.  In addition, the Company has entered into an interim credit facility with the same lenders that is collateralized by approximately $217 million of the Company’s cash, cash equivalents and marketable securities that are deposited in restricted accounts and not available to the Company for any other uses while the acquisition of SurfControl is pending.  The Company expects to use the restricted funds to pay for a portion of the purchase price of SurfControl.  The interim credit facility was entered into as part of a funds certain process for cash acquisitions of UK public companies that are subject to the City Code.  Under the City Code, Morgan Stanley as financial adviser has indicated that it is satisfied that sufficient financial resources will be made available to the Company to satisfy the maximum cash consideration that would be payable under the terms of the offer.  The Company does not expect to borrow any amounts under the interim credit agreement.  Morgan Stanley Senior Funding, Inc. and Bank of America expect to syndicate the senior credit facility after the closing of the SurfControl acquisition.  It is possible that the Company will be required to amend the senior credit facility to enable the syndication of the facility as required under the market flex provisions of the senior credit facility.

6. Goodwill and  Intangible Assets

As of June 30, 2007, the Company’s goodwill balance of $73.5 million solely relates to the Company’s acquisition of PortAuthority on January 8, 2007.  The Company did not have any goodwill or intangible assets at June 30, 2006.

The Company records goodwill when the purchase price of net tangible and intangible assets acquired exceeds their fair value. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill that has an indefinite useful life for impairment at least annually in its fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. Intangible assets are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over their expected economic lives. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews intangible assets that have finite useful lives when an event occurs indicating the potential for impairment.

The Company reviews for impairment by facts or circumstances, either internal or external, indicating that it may not recover the carrying value of the asset. The Company measures impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. The Company measures fair value under SFAS No. 144, which is generally based on the present value of estimated future cash flows. The Company’s analysis is based on available information and on assumptions and projections it considers to be reasonable and supportable. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on the Company’s best estimate of projected future cash flows. If necessary, the Company performs subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

Intangible assets, subject to amortization, were as follows as of June 30, 2007 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net

Technology	5.7	$13,900	$(1,392)	$12,508
Non-compete agreements	1	800	(400)	400
Customer relationships	7	700	(50)	650
Trade name	5	510	(51)	459
Total		$15,910	$(1,893)	$14,017

Remaining amortization expense, as of June 30, 2007, is expected to be as follows (in thousands):

Years Ending December 31:
2007 (July to December)	$1,759
2008	2,719
2009	2,585
2010	2,319
2011	2,319
Thereafter	2,316
Total expected amortization expense	$14,017

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

During the three and six months ended June 30, 2007 and 2006, the Company utilized Euro foreign currency forward contracts to hedge anticipated Euro denominated accounts receivable. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. None of the contracts were terminated prior to settlement. Net realized losses related to the contracts designated as fair value hedges settled during 2007 and 2006 are included in other income, net, in the accompanying consolidated income statements and amounted to approximately $64,000 and $84,000 for the three months ended June 30, 2007,and 2006, respectively and $148,000 and $131,000 for the six months ended June 30, 2007 and 2006, respectively.

During the three and six months ended June 30, 2007 and 2006, the Company utilized British Pound zero-cost collar contracts to hedge anticipated operating expenses. All such contracts entered into were designated as cash flow hedges and were considered effective as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended. None of the contracts were terminated prior to settlement. Net realized losses related to the contracts designated as cash flow hedges settled during the six months ended June 30, 2007 and 2006 are included in the respective operating categories the Company hedges its British Pound expenditures against. These net realized gains (losses) amounted to approximately $9,000 and $70,000 for the three months ended June 30, 2007 and 2006, respectively and ($14,000) and $50,000 for the six months ended June 30, 2007 and 2006, respectively.

During the three and six months ended June 30, 2007, the Company utilized a £244.1 million option contract with a strike price of $2.10 or $512.6 million to hedge the anticipated purchase price for SurfControl.  This contract does not qualify for hedge accounting as it relates to a forecasted business combination.  The Company paid a $4.6 million premium to purchase the option on April 30, 2007 and wrote down the fair value of the option at June 30, 2007 by $1.1 million, which is reflected in other income, net on the consolidated statement of income.  At June 30, 2007, the fair value of the option of $3.5 million is included within deposits and other assets on the consolidated balance sheet.  The Company subsequently sold this option and acquired three new option contracts expiring on November 1, 2007.  See Subsequent Event.

Notional and fair values of the Company’s Euro and British Pound hedging positions at June 30, 2007 and 2006 are presented in the table below (in thousands):

	June 30, 2007			June 30, 2006
	Notional Value Local Currency	Notional Value	Fair Value	Notional Value Local Currency	Notional Value	Fair Value
		USD	USD		USD	USD
Euro	€2,000	$2,660	$2,610	€785	$1,004	$1,003
British Pound	£950	1,886	1,900	£900	1,581	1,626
Total		$4,546	$4,510		$2,585	$2,629

Euro forward contracts at June 30, 2007 and 2006 were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not selected. All Euro contracts will be settled before September 30, 2007. Realized gains or losses related to the settlements, if any, will be recorded in other income, net at the time of settlement.

British Pound zero-cost collar contracts were designated as cash flow hedges and were determined effective as of June 30, 2007 and 2006. All British Pound contracts will be settled before July 31, 2007. Realized gains and losses related to the settlements, if any, will be recorded in the respective operating categories the Company hedges its British Pound expenditures against.

8. Tax Matters

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48), at the beginning of fiscal year 2007. As a result of the implementation the Company recognized a $1.2 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the January 1, 2007 balance of additional paid in capital and retained earnings on the consolidated balance sheet. Including the cumulative effect increase, at the beginning of 2007, the Company had approximately $9.2 million of total gross unrecognized tax benefits. Of this total, $5.8 million (net of federal, state and foreign tax benefits) represents the amount of unrecognized tax benefits that, if recognized, would decrease the effective income tax rate in future periods. In addition, consistent with the provisions of FIN 48, the Company determines the classification of uncertain tax liabilities as current or non-current based on anticipated payment date. Accordingly, the Company has reflected $10.2 million as non-current income taxes payable as of June 30, 2007.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of provision for income taxes in the consolidated statements of income and totaled $49,000 during the three months ended June 30, 2007 and $100,000 during the six months ended June 30, 2007. Accrued interest and penalties were $434,000 as of January 1, 2007.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal and state income tax audits for years through 2002. Substantially all material foreign income tax audits have been concluded for years through 2002. California income tax returns for 2003 and 2004 are currently under examination. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008.  At June 30, 2007, the Company had deferred tax assets of $38.3 million.

The Company has requested a ruling regarding unrecognized state income tax benefits. It is reasonably possible within 12 months of June 30, 2007 that the uncertain tax position established for the 2006 tax year could be decided in the Company’s favor resulting in the reduction of the gross uncertain tax liability in an amount up to $1.7 million.

9. Litigation

On September 29, 2006, Jason Tauber filed a putative class action against the Company and other unidentified individuals in California Superior Court for the County of San Diego, captioned Tauber v. Websense. The complaint alleges that the plaintiff and a putative class of certain software engineers and computer professionals who worked for the Company as exempt employees during the period from September 15, 2002 through the present should have been classified as non-exempt employees under California law and should have been paid for overtime. The complaint also alleges related wage and hour violations of the California Labor Code arising from the alleged misclassification and that the failure to pay overtime constitutes an unfair business practice under California Business and Professions Code § 17200. The complaint seeks unspecified damages for unpaid overtime, prejudgment interest, attorneys’ fees and other costs, statutory penalties for alleged violations, and other proper relief. The parties to the action have executed a stipulation of settlement to settle all claims made in the putative class action.  The stipulation of settlement is still subject to court approval.  During the second quarter of 2007, the Company included $3.2 million, including $0.2 million of payroll tax, as a reserve within other accrued expenses on the consolidated balance sheet, and the Company charged $3.2 million of the pending settlement amount between the operating expense categories and cost of revenue on the consolidated statement of income for the quarter, apportioned based upon the Company’s estimate of amounts payable to eligible individuals in the settlement.

The Company is involved in various legal actions in the normal course of business. Based on current information, including consultation with the Company’s lawyers, the Company believes that it has adequately reserved for any ultimate liability that may result from these actions such that any liability would not materially affect the Company’s consolidated financial positions, results of operation or cash flows. The Company’s evaluation of the likely impact of these actions could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on the Company’s results of operations or cash flows in a future period.

10. Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS No. 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The accounting provisions of SFAS No. 159 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect the adoption of SFAS No. 159 will have on its financial statements.

11. Subsequent Event

On July 31, 2007, the Company sold its rights to the £244.1 million option contract for $5.1 million, recording a realized gain of approximately $0.5 million. Simultaneous to this sale, the Company paid a total premium of approximately $1.2 million for three option contracts, all with an expiration of November 1, 2007, totaling £244.1 million with a weighted average strike price of $2.109. This subsequent event did not impact the write-down of the fair value of the option contract that occurred during the second quarter of 2007.

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

Overview

Our products help organizations manage their networks and computing resources to provide a secure and productive computing environment. We provide Web filtering and Web security software products that enable organizations to protect employees and confidential information from external Web-based attacks such as spyware, and phishing, as well as analyze, report and manage how employees use computing resources and the Internet. In January 2007, we acquired our technology development partner for information leak prevention solutions, PortAuthority Technologies Inc. (PortAuthority). As a result, in addition to our Web filtering and Web security software products, we offer information leak prevention software that helps prevent the loss of confidential information from internal threats, such as ineffective business process controls, employee error and malfeasance.

At the foundation of our Web filtering and Web security product offering is the Websense Enterprise® software application, which serves as a central policy engine and management and reporting platform for our Web filtering and related add-on Web security products. Websense Enterprise gives organizations the ability to enhance network security, improve employee productivity, mitigate potential legal liability and conserve network bandwidth by allowing organizations to identify potential risk areas and implement and automate Web access and application usage policies that reduce these risks. When combined with our Web security products that utilize our ThreatSeeker™ technology including Security Filtering, Remote Filtering and Client Policy Manager™, Websense Enterprise allows organizations to enhance network and content security by blocking access to malicious Web sites and preventing the transmission of data to known spyware destination sites. To simplify the purchase process for our value-added resellers and customers, we have included Websense Enterprise and our most popular add-on security products and services, within Websense® Web Security Suite™. In July 2007, we launched Websense® Express to provide similar Web filtering and Web security functionality targeted for small and mid-sized organizations of under 1,000 users (SMB). We currently derive a significant percentage of our revenue from subscriptions to our Web filtering and Web security solutions and expect this to continue in the future.

The Websense Content Protection Suite is an integrated information leak prevention solution that protects organizations from information leaks and data loss by discovering the location of sensitive data inside the network, monitoring the data as it attempts to travel inside or outside the organization, and  protecting the data, with policy-based controls that align to business processes.  The Content Protection Suite provides protection for data at rest, data in use, and data in motion, and is available with two modules: the Content Auditor and the Content Enforcer.  Content Auditor is a proactive solution that finds sensitive data in the network and identifies who is using it and how it is being used.  Content Enforcer adds the ability to enforce user-defined data security policies.  Sales of our information leak prevention products and other products under development will comprise only a very small portion of our overall sales in 2007.

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

During the six months ended June 30, 2007, we derived approximately 40% of revenue from international sales, compared with 36% for the six months ended June 30, 2006, with the United Kingdom comprising approximately 10% of our total revenue in both periods. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

We sell our products through both indirect channels and directly. Sales through indirect channels currently account for more than 90% of our revenue, and we plan to increase the percentage of our revenue obtained through indirect channels. Our strategy is to increase new and renewal customer sales through independent software distributors and resellers and increase the focus of our internal sales and marketing force on supporting our channel strategy. In August 2006, we announced a new two-tier distribution strategy in North America and entered into a relationship with Ingram Micro to distribute, market and support our Web security and Web filtering software in North America. Through joint marketing programs with Websense, Ingram Micro will focus its efforts on recruiting new resellers, especially resellers focused on selling to SMBs, and on building awareness and demand within our existing North America channel partner base.  We also plan to increase sales to SMB customers through our new Websense Express software which is targeted for organizations with under 1,000 users.

On April 26, 2007, we announced that we are acquiring SurfControl plc (a London stock exchange listed company) through a pre-conditional cash offer to acquire all of the ordinary shares of SurfControl for 700 pence per share (or an aggregate of approximately $403 million based upon the exchange rate at June 30, 2007) through a scheme of arrangement.  SurfControl has substantial international operations, including in the United Kingdom, Australia, China and Israel and we expect the acquisition to accelerate our growth. The transaction is expected to close on or about October 3, 2007.

Critical Accounting Policies

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. When a purchase decision is made for our products, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. Other services such as upgrades/enhancements and standard post-contract technical support services are sold together with our products and provided throughout the subscription term. We recognize revenue on a daily straight-line basis, commencing with the day the subscription begins, over the term of the subscription agreement, provided collectibility is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver access codes to users and then promptly invoice customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice. Taxes invoiced, collected and remitted to governmental authorities are presented on a net basis in our consolidated statements of income. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers who wish to re-subscribe typically must do so at the then current rates to continue using our products. Our revenue is significantly influenced by new and renewal subscriptions, and a decrease in subscription amounts could negatively impact our future revenue.

We record channel marketing payments and channel rebates as an offset to revenue. We recognize channel marketing payments as an offset to revenue as the marketing service is provided. We recognize channel rebates as an offset to revenue on a straight-line basis over the term of the subscription agreement.

Goodwill and Intangible Assets. We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we review goodwill that has an indefinite useful life for impairment at least annually in our fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. Intangible assets are carried at cost, less accumulated amortization. We amortize the cost of identified intangible assets on a straight-line basis over their expected economic lives. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review intangible assets that have finite useful lives when an event occurs indicating the potential for impairment.

We review for impairment by facts or circumstances, either internal or external, indicating that we may not recover the carrying value of the asset.  We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.  We measure fair value under SFAS No. 144, which is generally based on the present value of estimated future cash flows. Our analysis is based on available information and on assumptions and projections that we consider to be reasonable and supportable. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on our best estimate of projected future cash flows. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

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

Deferred Tax Assets.   As required by SFAS No. 109, we recognize tax assets on the balance sheet if it is “more likely than not” that they will be realized on future tax returns. At June 30, 2007, we had deferred tax assets of $38.3 million. We believe that it is more likely than not that our deferred tax assets will be realized. Factors considered by us included: our earnings history, projected earnings based on current operations, and projected future taxable income. However, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination was made.

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

Results of Operations

Three months ended June 30, 2007 compared with the three months ended June 30, 2006

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	June 30, 2007	June 30, 2006
	(Unaudited)

Revenue	100%	100%

Cost of revenues:
Cost of revenues	10	8
Amortization of acquired technology	1	—
Total cost of revenues	11	8

Gross margin	89	92

Operating expenses:
Selling and marketing	50	43
Research and development	20	13
General and administrative	13	12
Total operating expenses	83	68

Income from operations	6	24

Other income, net	3	6

Income before income taxes	9	30

Provision for income taxes	5	11

Net income	4%	19%

Revenue

Revenue increased to $50.4 million in the second quarter of 2007 from $43.7 million in the second quarter of 2006. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers that resulted in a 1.7 million increase in the number of seats under subscription from 24.1 million at June 30, 2006 to 25.8 million at June 30, 2007. As a percentage of subscription revenue, new business increased to 37% in the second quarter of 2007 from 35% in the second quarter of 2006. We expect revenue to increase in the future as a result of our deferred revenue under existing subscriptions, our renewal business, our recently-acquired information leak prevention business, expected growth in SMB business and expected growth in international sales, partially offset by increased channel marketing payments and channel rebates which are recorded as reductions to revenue.

Cost of Revenues

Cost of revenues. Cost of revenues consist of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenues increased to $4.8 million in the second quarter of 2007 from $3.7 million in the second quarter of 2006. The increase of $1.1 million was primarily due to additional personnel in our technical support group and allocated costs. We allocate the total costs for human resources, employee benefits, payroll taxes, information technology, facilities, fixed asset depreciation and legal costs to each of our functional areas based on salaries and headcount data. As a percentage of revenue, cost of revenues increased to 10% from 8% during the second quarters of 2007 and 2006.  We expect cost of revenues to increase in the future to maintain the technical support needs of our growing customer base.

Amortization of acquired technology. Amortization of acquired technology primarily relates to the developed technology acquired from the PortAuthority acquisition in January 2007.  The acquired technology is being amortized on a straight-line basis over its estimated weighted average economic life of 5.7 years.

Gross Margin

Gross margin increased to $45.0 million in the second quarter of 2007 from $40.0 million in the second quarter of 2006. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin decreased to 89% in the second quarter of 2007 from 92% in the second quarter of 2006 due to the increased costs as described in the Costs of Revenues section above.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including costs related to public relations, advertising, promotions and travel as well as allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates.  Selling and marketing expenses increased to $25.1 million, or 50% of revenue, in the second quarter of 2007, from $18.9 million, or 43% of revenue, in the second quarter of 2006. The increase in selling and marketing expenses of $6.2 million was primarily due to expenses associated with our new channel strategy, increased personnel costs and related travel, including new personnel added from the PortAuthority acquisition in January 2007, and allocated costs. We expect selling and marketing expenses to increase in absolute dollars in the future as more personnel are added to support our expanding selling and marketing efforts worldwide, including for our recently acquired information leak prevention products from PortAuthority, and as increased sales result in higher overall sales commission expenses.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $10.3 million, or 20% of revenue, in the second quarter of 2007 from $5.5 million, or 13% of revenue, in the second quarter of 2006. The increase of $4.8 million in research and development expenses was primarily due to the litigation settlement expense for the putative class action entitled Tauber vs. Websense, increased personnel, including new personnel added from the PortAuthority acquisition in January 2007, needed to support our expanding list of technology partners, the enhancements of Websense Enterprise, the development of Websense Express and enhancements to our new information leak prevention products and allocated costs. We expect research and development expenses to increase in absolute dollars in the future as more personnel are added to support our continued enhancements of our existing products and new products.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, administrative personnel, third party professional service fees, and allocated costs. General and administrative expenses increased to $6.6 million, or 13% of revenue, in the second quarter of 2007 from $5.2 million, or 12% of revenue, in the second quarter of 2006. The $1.4 million increase in general and administrative expense was primarily due to additional personnel needed to support our growing operations, including the acquisition of PortAuthority in January 2007, and allocated costs. We expect general and administrative expenses to increase in absolute dollars in the future periods due to our growth in operations and expansion of our international operations.

Other Income, Net

Other income, net decreased to $1.5 million in the second quarter of 2007 from $2.8 million in the second quarter of 2006. The decrease was primarily due to the mark to market write-down of $1.1 million for the foreign exchange option contract purchased to hedge against the SurfControl acquisition purchase price in British Pounds and lower cash, cash equivalents and marketable securities balances during the second quarter of 2007 compared to the second quarter of 2006, principally related to the acquisition of PortAuthority for approximately $90 million in January 2007, partially offset by higher interest rates during the second quarter of 2007 compared to the second quarter of 2006. The majority of our investments of cash and cash equivalents and marketable securities are tax-exempt.

In connection with our recently announced acquisition of SurfControl, we entered into two new credit facilities with Morgan Stanley Senior Funding and Bank of America, NA, including a $207 million interim credit facility that was required to be entered into in order to satisfy the funds certain requirement for cash takeovers of UK public companies.  The interim credit facility is collateralized with approximately $217 million of our cash equivalents and marketable securities in restricted accounts, and we expect to use these restricted funds to fund a portion of the purchase price of SurfControl.  We will continue to earn income on the restricted funds until the closing of the SurfControl acquisition, which is expected in October 2007.  We expect that the majority of our cash, cash equivalents and marketable securities, including cash we continue to generate through operations, will continue to be held in tax-exempt investments during the foreseeable future.

Provision for Income Taxes

In the second quarter of 2007, United States and foreign income tax expense was $2.3 million, compared to $5.1 million for the second quarter of 2006.  The effective income tax rate increased to 52% in the second quarter of 2007 from 39% in the second quarter of 2006. The increase in the tax rate is primarily related to the treatment of the unrealized loss on the foreign currency option purchased for the anticipated SurfControl acquisition, less tax exempt interest income, higher foreign taxes and higher effective state income tax rates. Our effective tax rate may change in future periods due to the composition of taxable income between domestic and international operations along with potential changes or interpretations in tax rules and legislation, or corresponding accounting rules.

Six months ended June 30, 2007 compared with the six months ended June 30, 2006

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Six Months Ended
	June 30, 2007	June 30, 2006
	(Unaudited)

Revenue	100%	100%

Cost of Revenues:
Cost of revenue	9	8
Amortization of acquired technology	1	—
Total cost of revenues	10	8

Gross margin	90	92

Operating expenses:
Selling and marketing	50	43
Research and development	17	13
General and administrative	14	12
Write off of in-process research and development	1	—
Total operating expenses	82	68

Income from operations	8	24

Other income, net	3	6

Income before income taxes	11	30

Provision for income taxes	5	11

Net income	6%	19%

Revenue

Revenue increased to $100.2 million in the first six months of 2007 from $85.7 million in the first six months of 2006. The increase was primarily due to the addition of new, renewed and upgraded subscriptions from our customers that resulted in a 1.7 million increase in the number of seats under subscription from 24.1 million at June 30, 2006 to 25.8 million at June 30, 2007. As a percentage of subscription revenue, new business increased to 38% in the first six months of 2007 from 34% in the first six months of 2006.

Cost of Revenue

Cost of revenues. Cost of revenue increased to $8.8 million in the first six months of 2007 from $7.1 million in the first six months of 2006. The increase of $1.7 million was primarily due to additional personnel in our technical support group and allocated costs. We allocate the total costs for human resources, employee benefits, payroll taxes, information technology, facilities, fixed asset depreciation and legal costs to each of our functional areas based on salaries and headcount data. As a percentage of revenue, costs of revenue increased to 9% during the first six months of 2007 from 8% in 2006.

Amortization of acquired technology. Amortization of acquired technology primarily relates to the developed technology acquired from the PortAuthority acquisition in January 2007.  The acquired technology is being amortized on a straight-line basis over its estimated weighted average economic life of 5.7 years.

Gross Margin

Gross margin increased to $90.1 million in the first six months of 2007 from $78.7 million in the first six months of 2006. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin decreased to 90% in the first six months of 2007 from 92% in the first six months of 2006 due to the increased costs as described in the Costs of Revenue section above.

Operating Expenses

Selling and marketing. Selling and marketing expenses increased to $50.0 million in the first six months of 2007 from $36.9 million in the first six months of 2006. The increase in selling and marketing expenses of $13.1 million was primarily due to expenses associated with our new channel strategy, increased personnel costs and related travel, including new personnel added from the PortAuthority acquisition in January 2007, and allocated costs. We expect selling and marketing expenses to increase in absolute dollars in the future as more personnel are added to support our expanding selling and marketing efforts worldwide, including for our recently acquired information leak prevention products from PortAuthority, and as increased sales result in higher overall sales commission expenses.

Research and development. Research and development expenses increased to $17.5 million in the first six months of 2007 from $11.0 million in the first six months of 2006. The increase of $6.5 million in research and development expenses was primarily due to the litigation settlement expense for the putative class action entitled Tauber vs. Websense, increased personnel, including new personnel added from the PortAuthority acquisition in January 2007, needed to support our expanding list of technology partners, the enhancements of Websense Enterprise and Websense Express and enhancements to our new information leak prevention products and allocated costs.

General and administrative. General and administrative expenses increased to $13.8 million in the first six months of 2007 from $10.4 million in the first six months of 2006. The $3.4 million increase in general and administrative expense was primarily due to additional personnel needed to support our growing operations, including the acquisition of PortAuthority in January 2007, and allocated costs. We expect general and administrative expenses to increase in absolute dollars in the future periods due to our growth in operations and expansion of our international operations.

Write off of in-process research and development. Write off of in-process research and development represents the fair value of an acquired, to be completed research project obtained from the PortAuthority acquisition that had not reached technological feasibility at the acquisition date and is not expected to have an alternative future use.  Accordingly, the $1.3 million of in-process research and development was charged to our statement of income during the first six months of 2007.

Other Income, Net

Other income, net decreased to $3.9 million in the first six months of 2007 from $5.5 million in the first six months of 2006. The decrease was primarily due to the mark to market write-down of $1.1 million for the foreign exchange option contract purchased to hedge against the SurfControl acquisition purchase price in British Pounds and lower cash, cash equivalents and marketable securities balances during the first six months of 2007 compared to the first six months of 2006, principally related to the acquisition of PortAuthority for approximately $90 million in January 2007, partially offset by higher interest rates during the first six months of 2007 compared to the first six months of 2006.

Provision for Income Taxes

In the first six months of 2007, United States and foreign income tax expense decreased to $5.5 million compared to $9.8 million in 2006. The effective income tax rate increased to 48% in the first six months of 2007 from 38% in the first six months of 2006. The increase in the tax rate was primarily driven by the write off of non deductible in process research and development acquired in the PortAuthority acquisition, the tax treatment of the unrealized loss on the foreign currency option contract purchased for the anticipated SurfControl acquisition, less tax exempt interest income, higher foreign taxes, and higher effective state income tax rate.

Liquidity and Capital Resources

As of June 30, 2007, we had restricted and non-restricted cash and cash equivalents of $29.8 million, restricted and non-restricted investments in marketable securities of $232.1 million and retained earnings of $88.4 million. As of December 31, 2006, we had cash and cash equivalents of $83.5 million, investments in marketable securities of $243.4 million and retained earnings of $82.7 million.  Cash, cash equivalents and marketable securities became restricted in the second quarter of 2007 pursuant to the terms of the new credit facilities described below.

Net cash provided by operating activities was $23.8 million in the first six months of 2007 compared with $42.1 million in the first six months of 2006. The $18.3 million decrease in cash provided by operating activities was primarily due to decreased net income of $10.0 million, decreased growth in deferred revenue as a result of higher growth in recognized revenue than growth in subscription amounts compared to the first six months of 2006 and a $4.1 million decrease in the change in accounts receivable between the two six month periods. Our operating cash flow is significantly influenced by subscription renewals and accounts receivable collections, and deferred revenue.  A future decrease in subscription renewals or accounts receivable collections, or a lower deferred revenue balance, would negatively impact our operating cash flow.

Net cash used in investing activities was $79.8 million in the first six months of 2007 compared with net cash used in investing activities of $61.1 million in the first six months of 2006. The $18.7 million increase of net cash used in investing activities was primarily due to cash used of $82.0 million to purchase PortAuthority in January 2007 and cash used of $4.6 million to purchase an option contract to hedge against the British Pound purchase price for the SurfControl acquisition, partially offset by the change in cash provided of $72.5 million by the net of purchases and maturities of marketable securities.

Net cash provided by financing activities was $1.1 million in the first six months of 2007 compared with net cash used in financing activities of $22.1 million in the first six months of 2006. The $23.0 million increase of net cash provided by financing activities was primarily due to no share repurchases in the first six months of 2007 compared with 1,300,000 shares repurchased for $33.1 million in the first six months of 2006, partially offset by the repayment of the PortAuthority loan and reduced proceeds from the exercise of stock options compared with the first six months of 2006.

We have operating lease and software license commitments of approximately $17.4 million as of June 30, 2007. A majority of our operating lease commitments are related to our corporate headquarters lease, which extends through December 2013.  Our corporate headquarters lease includes escalating rent payments from 2007 to 2013. The rent expense related to our worldwide office space leases are recorded monthly on a straight-line basis in accordance with generally accepted accounting principles. Future minimum annual payments under non-cancelable operating leases and software license agreements at June 30, 2007 are as follows (in thousands):

Years Ending December 31:	Operating Leases	Software License	Total
2007	$2,497	$—	$2,497
2008	2,409	307	2,716
2009	2,209	307	2,516
2010	2,285	—	2,285
2011	2,361	—	2,361
2012	2,450	—	2,450
2013	2,539	—	2,539
	$16,750	$614	$17,364

As of June 30, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock.  On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. On July 25, 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. Repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of June 30, 2007, we had repurchased 8,170,060 shares of our common stock under this program, for an aggregate of $170.4 million at an average price of $20.86 per share. Under the terms of our new senior credit facility, we are restricted from repurchasing our stock for a purchase price that exceeds 50% of our consolidated net income during the period from the effective date of the facility through the most recent quarter end for which we have filed quarterly financial statements. We do not intend to repurchase shares for the remainder of 2007.

On April 26, 2007, we entered into an agreement with Morgan Stanley Senior Funding Inc. and Bank of America, National Association for a $300 million senior credit facility.  Our senior facility consists of up to a $285 million six-year term loan and a $15 million revolving credit facility.  We intend to use the proceeds of the loan to fund, in part, the acquisition of SurfControl that we announced on April 26, 2007.  We currently expect to borrow approximately $180 to $200 million from the available senior credit facility at the closing of the acquisition.  The senior credit facility is not available for borrowing for any other purpose.  At funding, the senior credit facility will be secured by substantially all of our assets, including pledges of our first tier subsidiaries’ stock (except for limits on the stock pledges of foreign subsidiaries) and is guaranteed by our domestic subsidiaries.  Loans made under the term loan amortize at 1.0% per year for years one through five, with the remaining 95% due in the sixth year of the agreement.  We are required to use up to 50% of excess cash flow to make mandatory prepayments of principal, which are not subject to any prepayment penalties.  We will have the option to borrow at prime rate or at a Eurodollar base rate plus, in each case, an applicable margin based on our corporate credit rating at the time of funding  The senior credit facility contains financial covenants, as defined per the senior credit agreement, comprised of a consolidated leverage ratio and a consolidated interest coverage ratio.  In addition, we have entered into an interim credit facility with the same lenders that is collateralized by approximately $217 million of our cash, cash equivalents and marketable securities that are deposited in restricted accounts and not available to us for any other uses while the acquisition of SurfControl is pending.  We expect to use our restricted funds to pay for a portion of the purchase price of SurfControl.  In connection with the financing for the acquisition, we purchased an option against £244.1 million for the 15 month period until the long stop date under the transaction agreement with SurfControl.  On July 31, 2007, we sold the 15 month option and acquired three new options against a total of £244.1 million that expire on November 1, 2007.  We expect the acquisition of SurfControl to close on or about October 3, 2007.

We believe that our unrestricted cash and cash equivalents balances, investments in marketable securities and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures and stock repurchases, if any, exclusive of the purchase price of SurfControl, for at least the next 12 months.  We expect to fund the purchase of SurfControl from our approximately $217 million in restricted cash equivalents and marketable securities, non-restricted cash and cash equivalents and marketable securities and proceeds from our senior credit facility.  Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements.  We may elect to raise funds for these purposes through capital markets transactions or debt or private equity transactions as appropriate, subject to the restrictions on incurring additional debt in our senior credit facility and our obligation to use all of the proceeds of any equity offering to make mandatory prepayments of principal under our senior credit facility.  We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any material off-balance sheet arrangements as defined in Regulation S-K Item 303 (a)(4).

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

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. If our acquisition of SurfControl closes, we will be subject to changes in interest rates for our borrowings under our variable rate senior credit facility.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2007. Changes in interest rates over time will, however, affect our interest income.

We utilize foreign currency forward contracts, zero-cost collar contracts and option contracts to hedge foreign currency market exposures of underlying assets and liabilities.  In addition, working funds necessary to facilitate the short-term operations of our subsidiaries are kept in the local currencies in which they do business. Our objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. We do not use foreign currency contracts for speculative or trading purposes.

Notional and fair values of our Euro and British Pound hedging positions at June 30, 2007 and 2006 are presented in the table below (in thousands):

	June 30, 2007			June 30, 2006
	Notional Value Local Currency	Notional Value	Fair Value	Notional Value Local Currency	Notional Value	Fair Value
		USD	USD		USD	USD
Euro	€2,000	$2,660	$2,610	€785	$1,004	$1,003
British Pound	£950	1,886	1,900	£900	1,581	1,626
Total		$4,546	$4,510		$2,585	$2,629

The $1.7 million notional increase in our Euro hedged position at June 30, 2007 compared to June 30, 2006 is primarily due to the lengthening of the period hedged and increased Euro-based billings of customers in Euro-denominated countries. All of the Euro hedging contracts will be settled before September 30, 2007.  For both the three and six months ended June 30, 2007, less than 15% of our total billings were denominated in the Euro. We do not expect Euro billings to represent more than 15% of our total billings during 2007.

The $0.3 million notional increase in our British Pound hedged position at June 30, 2007 compared to June 30, 2006 is primarily due to the shortening of the period hedged because we have created a natural hedge against our British Pound expenditures by billing in the British Pound beginning in May 2007. All of the British Pound hedging contracts will be settled before August 31, 2007.  We expect our British Pound hedge commitments to reduce as we continue billing in the British Pound and create a natural hedge against our British Pound expenditures.

During the six months ended June 30, 2007, the Company utilized a £244.1 million option contract with a strike price of $2.10 or $512.6 million to hedge the anticipated purchase price for SurfControl.  The Company paid a $4.6 million premium to purchase the option on April 30, 2007 and the option has a $3.5 million fair value at June 30, 2007. On July 31, 2007, we sold the option contract and acquired three new options against a total of £244.1 million that expire on November 1, 2007. We expect the acquisition of SurfControl to close on or about October 3, 2007.

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

Part II - Other Information

Item 1. Legal Proceedings

On September 29, 2006, Jason Tauber filed a putative class action against us and other unidentified individuals in California Superior Court for the County of San Diego, captioned Tauber v. Websense. The complaint alleges that the plaintiff and a putative class of certain software engineers and computer professionals who worked for us as exempt employees during the period from September 15, 2002 through the present should have been classified as non-exempt employees under California law and should have been paid for overtime. The complaint also alleges related wage and hour violations of the California Labor Code arising from the alleged misclassification and that the failure to pay overtime constitutes an unfair business practice under California Business and Professions Code § 17200. The complaint seeks unspecified damages for unpaid overtime, prejudgment interest, attorneys’ fees and other costs, statutory penalties for alleged violations, and other proper relief. The parties to the action executed a stipulation of settlement to settle all claims made in the putative class action.  The stipulation of settlement is still subject to court approval.  During the second quarter of 2007, the Company included $3.2 million, including $0.2 million of payroll tax, as a reserve within other accrued expenses on the consolidated balance sheet, and the Company charged $3.2 million of the pending settlement amount between the operating expense categories and cost of revenue on the consolidated statement of income for the quarter, apportioned based upon the Company’s estimate of amounts payable to eligible individuals in the settlement.

We are involved in various legal actions in the normal course of business. Based on current information, including consultation with our lawyers, we believe we have adequately reserved for any ultimate liability that may result from these actions such that any liability would not materially affect our consolidated financial positions, results of operations or cash flows. Our evaluation of the likely impact of these actions could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on our results of operations or cash flows in a future period.

Item 1A. Risk Factors

You should carefully consider the following information in addition to other information in this report in evaluating our business and our prospects.  The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry.  In addition to these risks, our business may be subject to risks currently unknown to us.  If any of these or other risks actually occur, our business may be adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment in Websense.

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2007.

We have experienced declining growth rates, particularly for Web filtering sales to large enterprises in North America and Western Europe, and therefore need to increase our sales to small and medium sized business customers.*

During the first half of 2006, we were unable to sustain our growth rates for sales of Web filtering products to large enterprises, particularly for new sales to this market segment. During the second half of 2006, we expanded our focus on increasing sales to small and medium sized business (SMB) customers in North America and Western Europe while sales growth rates in the large enterprise market segment slowed down. Our growth plans for new sales in North America and Western Europe in 2007 are largely dependent on our ability to increase sales in the SMB segment and renewal of our subscription base in the large enterprise market. We released our first product targeted at the SMB segment, Websense Express, in July 2007, and we cannot assure commercial success of this product. We will also need to increase sales through our two-tier distribution channel in North America and establish similar two-tier distribution arrangements in Western Europe that target SMB customers. Numerous competitors target the SMB segment for Web filtering and security sales, many of whom are different competitors from our primary competitors in the large enterprise space. If Websense Express does not meet our customers’ expectations in the SMB segment or if we fail to compete effectively for volume business through our two-tier distribution model, our financial results will be negatively affected.

We have moved toward a two-tier distribution channel in North America which is intended to increase the quantity of our indirect sales.*

As we continue to move toward a two-tier indirect sales model in North America, our revenue will be derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Currently, Ingram Micro is our only broad-line distributor in North America, so the success of our North American sales efforts is reliant on Ingram Micro’s success in selling our products to their reseller network. Our indirect sales model involves a number of additional risks, including:

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

Our ability to meaningfully increase the amount of our products sold through our sales channels also depends on our ability to adequately and efficiently support these channel partners with, among other things, appropriate financial incentives to encourage pre-sales investment and sales tools, such as sales training, technical training and product collateral needed to support their customers and prospects. Additionally, we are continually evaluating the changes to our internal ordering and partner management systems in order to effectively execute our two-tier distribution strategy. Any failure to properly and efficiently support our sales channels will result in lost sales opportunities.

Acquired companies or technologies can be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.*

In January 2007, we acquired PortAuthority Technologies Inc., and on April 26, 2007 we announced that we are acquiring SurfControl.  The SurfControl acquisition is expected to close on or about October 3rd, 2007.  We may acquire additional companies, services and technologies in the future as part of our efforts to expand and diversify our business. Although we review the records of companies or businesses we are interested in acquiring, even an in-depth review may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies. Integration of acquired companies may disrupt or slow the momentum of the activities of our business.

In the case of the SurfControl acquisition, we expect to achieve cost synergies from restructuring of the combined businesses following the closing.   As previously disclosed, we expect the combination with SurfControl, expected to occur in the fourth quarter of 2007, will be dilutive to our earnings during the first quarter following the completion of the acquisition because our planned restructuring cannot be implemented until after the closing and our expected cost synergies will not be immediately achieved.  We expect to incur restructuring and other related expenses that will negatively affect our results of operations under generally accepted accounting principles.  In addition, we will begin incurring interest expense for the amounts we borrow under our senior credit facility to fund a portion of the acquisition cost and we expect our income from our cash, cash equivalents and marketable securities to decline as we use our restricted funds to fund a portion of the acquisition cost.   Our estimates of cost synergies and our estimates of the timing of achieving cost synergies are based upon our review of SurfControl’s business and our familiarity with the industry and markets.  Our estimates are based upon numerous assumptions that are subject to risks and uncertainties and the actual amount of cost synergies achieved and/or the timing of achieving those synergies could deviate materially from our estimates.  The timing of the achievement of synergies may also deviate from our estimates depending upon the success of the integration process.  Also, while we expect the shareholders of SurfControl to approve the scheme of arrangement by the requisite vote, we have not obtained irrevocable undertakings from the shareholders of SurfControl, other than the members of SurfControl’s board of directors, to support the proposed acquisition. It is possible that SurfControl could receive a competing offer or the SurfControl shareholders could decline to support the transaction.

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

The covenants in our new senior credit facility restrict our financial and operational flexibility, including our ability to complete additional acquisitions and invest in new business opportunities.*

 In connection with our planned acquisition of SurfControl, in April 2007 we entered into new credit facilities to provide financing for a substantial portion of the acquisition purchase price. Our senior credit facility contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments, including investments in our subsidiaries, make other restricted payments, pay down subordinated debt, swap or sell assets, merge or consolidate or make acquisitions other than the pending acquisition of SurfControl.  An event of default under our senior credit facility could allow the lenders to declare all amounts outstanding with respect to the senior credit facility to be immediately due and payable.  A major event of default under the senior credit facility occurring between signing and the closing of the SurfControl acquisition, could allow the lenders not to fund the loan needed to close the acquisition of SurfControl.  At funding of the loan, we will pledge substantially all of our consolidated assets and the stock of our subsidiaries (subject to limitations with respect to foreign subsidiaries) to secure the debt under our senior credit facility.  If the amounts outstanding under the senior credit facility were accelerated, the lenders could proceed against those consolidated assets and the stock of our subsidiaries.  Any event of default, therefore, could have a material adverse effect on our business.  Our senior credit facility also requires us to maintain specified financial ratios.  Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure that we will meet those ratios.

Morgan Stanley Senior Funding, Inc. and Bank of America expect to syndicate the senior facility after the closing of the SurfControl acquisition.  It is possible that we will be required to amend the senior credit facility to enable the syndication of the facility as required under the market flex provisions of the senior credit facility.

The amount of our debt expected to be outstanding as of the closing of the SurfControl acquisition may prevent us from taking actions we would otherwise consider in our best interest.

The Company currently has no debt. However, our debt expected to be outstanding as of the closing of the SurfControl acquisition,  the limitations our senior credit facility impose on us and the restrictions on approximately $217 million of our cash resources pending the acquisition of SurfControl could have important consequences, including:

•                  it may be difficult for us to satisfy our obligations under the senior credit facility;

•                  we will have to use much of our cash flow for scheduled debt service rather than for potential investments;

•                  we may be less able to obtain other debt financing in the future;

•                  we could be less able to take advantage of significant business opportunities, including acquisitions or divestitures, as a result of debt covenants;

•                  our vulnerability to general adverse economic and industry conditions could be increased; and

•                  we could be at a competitive disadvantage to competitors with less debt.

Our future success depends on our ability to sell new, renewal and upgraded Web filtering and Web security subscriptions. *

Substantially all of our revenue in 2006 and the first six months of 2007 was derived from new and renewal subscriptions to our Web filtering and Web security products. We expect that a significant majority of our sales for the remainder of 2007 will continue to be derived from our Web filtering and security products and that sales of our newly acquired information leak prevention products and other products under development will comprise only a very small portion of our overall sales in 2007. If our Web filtering and security products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we cannot sufficiently increase our customer base with the addition of new customers, particularly in the SMB segment, and increase seats under subscriptions from existing customers, we will not be able to grow our business to meet expectations.

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

Failure of our security products, including our information leak prevention products, to achieve more widespread market acceptance will seriously harm our business. *

Our future financial performance depends on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our security offerings. On January 8, 2007, we acquired PortAuthority Technologies, Inc., and as a result of that acquisition, we now sell Websense Content Protection Suite, our information leak prevention products for the content security market. We may not be successful in achieving market acceptance of these or any new products that we develop.  In the second quarter, sales of our information leak prevention products were slightly below expectations, and we can not assure that we will meet expectations in the future.   Moreover, our recent increased emphasis on the development, marketing and sale of our security offerings and information leak prevention products could distract us from sales of our core Web filtering and Web security offerings, negatively impacting our overall sales. Any failure or delay in diversifying our existing offerings, or diversification at the detriment to our core Web filtering and Web security offerings, could harm our business, results of operations and financial condition.

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

Our current principal competitors include:

•       companies offering Web filtering and Web security solutions, such as Microsoft, Symantec, McAfee, Cisco Systems, SurfControl, Juniper Networks, Message Labs, Trend Micro, Postini (recently announced to be acquired by Google), ScanSafe, Blue Coat Systems, Secure Computing, Alladin, Finjan, FaceTime, Mi5 Networks, St. Bernard Software, 8e6 Technologies, Marshal, Clearswift, Sophos, Barracuda, Digital Arts and Computer Associates;

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

•       companies offering proxy based solutions such as Microsoft, BlueCoat Systems, Cisco Systems and Juniper.

As we develop and market our products with an increasing security-oriented emphasis, we also face increasing competition from security solutions providers. Many of our competitors within the Web security market, such as Symantec Corporation, McAfee, Trend Micro, Cisco Systems and Microsoft enjoy substantial competitive advantages, including:

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

Sales to customers outside the United States have accounted for a significant portion of our revenue, which exposes us to risks inherent in international sales.*

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 40% of our total revenue generated during the quarter ended June 30, 2007 compared with 36% of our total revenue during the quarter ended June 30, 2006. As a key component of our business strategy to generate new business sales, we intend to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

Our international revenue is currently primarily denominated in U.S. dollars. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our products more expensive for international customers, which could harm our business. We currently bill certain international customers in Euros and British Pounds. This may increase our risks associated with fluctuations in foreign currency exchange rates since we cannot be assured of receiving the same U.S. dollar equivalent as when we bill exclusively in U.S. dollars. We engage in currency hedging activities with the intent of limiting the risk of exchange rate fluctuation. Our hedging activities also involve inherent risks that could result in an unforeseen loss. If we fail to properly forecast rate fluctuations these activities could have a negative impact.

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

We currently have only six issued patents in the United States and two patents issued internationally, and we may be unable to obtain further patent protection in the future. We have several pending patent applications in the United States and in other countries. We cannot ensure that:

•       we were the first to make the inventions covered by each of our pending patent applications;

•       we were the first to file patent applications for these inventions;

•       any of our pending patent applications are not obvious or anticipated such that they will not result in issued patents;

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

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.*

Our success depends largely upon the continued services of our executive officers and other key management personnel and our ability to recruit new personnel to executive and key management positions.  As we have publicly announced, we are in the process of recruiting a new chief financial officer who would assume those duties from our current President and Chief Financial Officer, Douglas C. Wride.  Mr. Wride will remain President and focus on the integration of SurfControl.  We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products and technologies. We do not have employment agreements with a majority of our executive officers, key management or development personnel and, therefore, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, results of operations and financial condition. In such an event we may be unable to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

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

If we cannot effectively manage our internal growth and the integration of acquired businesses, our business revenues, profit margins and prospects may suffer. *

If we fail to manage our internal growth and the integration of acquired businesses in a manner that minimizes strains on our resources, we could experience disruptions in our operations that could negatively affect our revenue, billings or profitability.  We are pursuing a strategy of organic growth through implementation of two-tier distribution, international expansion, introduction of new products and expansion of our product sales to the small and medium sized businesses. We also have pursued two strategic acquisitions, and are in the process of integrating PortAuthority and await stockholder approval and satisfaction of other conditions to complete our acquisition of SurfControl.  Finally, we have opened or acquired engineering centers in China and Israel.  Each of these initiatives requires an investment of our financial and employee resources and involves risks that may result in a lower return on our investments than we expect. These initiatives also may limit the opportunities we pursue or investments we would otherwise make, which may in turn impact our prospects.

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

None.

Item 3.           Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on Tuesday, June 5, 2007.  The following matters were voted upon at the meeting and were adopted by the margins indicated:

1.                                       The stockholders elected two directors to hold office for a term expiring upon the 2010 Annual Meeting of Stockholders.

	Number of Shares
Name of Directors Elected	For	Withheld

John B. Carrington	41,348,268	458,010
Gary E. Sutton	38,733,773	3,072,505

The following individuals are continuing directors with terms expiring upon the 2008 Annual Meeting of Stockholders:  Mark S. St.Clare and Peter C. Waller.

The following individuals are continuing directors with terms expiring upon the 2009 Annual Meeting of Stockholders:  Bruce T. Coleman, Gene Hodges and John F. Schaefer.

2.                                     The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	41,793,011
Against	6,353
Abstain	6,914

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibits

2.1(1)	Transaction Agreement by and among Websense, Inc., Websense SC Operations Limited and SurfControl plc, dated April 26, 2007.
2.2(1)	Rule 2.5 Announcement.
3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(3)	Amended and Restated Bylaws.
4.1(2)	Specimen Stock Certificate of Websense, Inc.
10.1(1)

$300,000,000 Senior Credit Agreement among Websense, Inc., as borrower, the several lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., as documentation agent, and Morgan Stanley Senior Funding, Inc., as senior administrative agent and senior collateral agent, dated as of April 26, 2007.

10.2(1)

$207,000,000 Interim Credit and Guarantee Agreement among Websense, Inc. and Websense International Limited, as borrowers, the several lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., as documentation agent, and Morgan Stanley Senior Funding, Inc., as interim administrative agent, dated as of April 26, 2007.

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

(1)             Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on May 2, 2007.

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

WEBSENSE, INC.

Date: August 8, 2007	By:	/s/ GENE HODGES
Gene Hodges
Chief Executive Officer

Date: August 8, 2007	By:	/s/ DOUGLAS C. WRIDE
Douglas C. Wride
President and
Chief Financial Officer

EXHIBIT INDEX

2.1(1)	Transaction Agreement by and among Websense, Inc., Websense SC Operations Limited and SurfControl plc, dated April 26, 2007.
2.2(1)	Rule 2.5 Announcement.
3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(3)	Amended and Restated Bylaws.
4.1(2)	Specimen Stock Certificate of Websense, Inc.
10.1(1)

$300,000,000 Senior Credit Agreement among Websense, Inc., as borrower, the several lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., as documentation agent, and Morgan Stanley Senior Funding, Inc., as senior administrative agent and senior collateral agent, dated as of April 26, 2007.

10.2(1)

$207,000,000 Interim Credit and Guarantee Agreement among Websense, Inc. and Websense International Limited, as borrowers, the several lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., as documentation agent, and Morgan Stanley Senior Funding, Inc., as interim administrative agent, dated as of April 26, 2007.

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

(1)             Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on May 2, 2007.

(2)             Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 3, 2000.

(3)             Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on April 19, 2007.