Form 10-Q
period 2007-09-30
WEBSENSE INC
filed 2007-11-09
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of October 31, 2007 was 45,376,906.

Websense, Inc.

Form 10-Q

For the Period Ended September 30, 2007

Part I — Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.
Consolidated Balance Sheets
(Unaudited and in thousands)

	September 30,	December 31,
	2007	2006
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$45,645	$83,523
Cash and cash equivalents-restricted	196,162	—
Marketable securities	15,035	243,382
Marketable securities-restricted	22,991	—
Accounts receivable, net	42,643	52,740
Prepaid income taxes	2,357	—
Current portion of deferred income taxes	18,052	18,179
Other current assets	5,167	3,943
Total current assets	348,052	401,767

Property and equipment, net	7,592	5,793
Intangible assets, net	13,138	1,067
Goodwill	73,625	—
Deferred income taxes, less current portion	21,608	13,806
Deposits and other assets	7,386	1,824
Total assets	$471,401	$424,257

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,425	$2,712
Accrued payroll and related benefits	13,216	9,164
Other accrued expenses	12,414	7,084
Current portion of income taxes payable	1,105	4,229
Current portion of deferred revenue	145,742	148,539
Total current liabilities	173,902	171,728

Income taxes payable, less current portion	9,522	—
Deferred revenue, less current portion	73,528	71,804

Stockholders’ equity:
Common stock	514	509
Additional paid-in capital	258,958	237,302
Treasury stock, at cost	(139,786)	(139,744)
Retained earnings	94,763	82,748
Accumulated other comprehensive loss	—	(90)
Total stockholders’ equity	214,449	180,725
Total liabilities and stockholders’ equity	$471,401	$424,257

See accompanying notes.

Websense, Inc.
Consolidated Statements of Income
(Unaudited) (in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenue	$50,429	$45,742	$150,625	$131,489

Cost of revenues
Cost of revenues	4,466	3,873	13,299	10,955
Amortization of acquired technology	629	—	1,887	—
Total cost of revenues	5,095	3,873	15,186	10,955
Gross margin	45,334	41,869	135,439	120,534

Operating expenses:
Selling and marketing	25,249	21,309	75,289	58,245
Research and development	8,338	5,954	25,789	16,932
General and administrative	6,828	5,535	20,589	15,968
Write off of in-process research and development	—	—	1,270	—
Total operating expenses	40,415	32,798	122,937	91,145

Income from operations	4,919	9,071	12,502	29,389

Other income, net	3,928	2,784	7,843	8,240

Income before income taxes	8,847	11,855	20,345	37,629

Provision for income taxes	2,452	3,550	7,954	13,313

Net income	$6,395	$8,305	$12,391	$24,316

Net income per share:

Basic net income per share	$0.14	$0.18	$0.28	$0.52
Diluted net income per share	$0.14	$0.18	$0.27	$0.51
Weighted average shares – basic	45,194	45,796	45,028	47,102
Weighted average shares – diluted	45,607	46,401	45,517	47,926

See accompanying notes.

Websense, Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited and in thousands)

						Accumulated
						other	Total
	Common stock		Additional	Treasury	Retained	comprehensive	stockholders’
	Shares	Amount	paid-in capital	stock	earnings	income (loss)	equity
Balance at December 31, 2006	44,785	$509	$237,302	$(139,744)	$82,748	$(90)	$180,725
Cumulative impact of change in accounting for uncertainties in income taxes – upon adoption of FIN 48 (see note 8)	—	—	(858)	—	(376)	—	(1,234)
Balance at January 1, 2007 upon adoption of FIN 48	44,785	509	236,444	(139,744)	82,372	(90)	179,491

Issuance of common stock upon exercise of options	320	4	3,042	—	—	—	3,046

Issuance of common stock for ESPP purchase	105	1	2,211	—	—	—	2,212

Issuance of common stock from restricted stock units, net	30	—	—	(42)	—	—	(42)

Share-based compensation expense	—	—	16,087	—	—	—	16,087

Excess tax benefit of share-based compensation	—	—	1,174	—	—	—	1,174

Net income	—	—	—	—	12,391	—	12,391

Net change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	81	81

Net change in unrealized gain on fair market valuation of foreign currency contracts, net of tax	—	—	—	—	—	9	9

Comprehensive income							12,481
Balance at September 30, 2007	45,240	$514	$258,958	$(139,786)	$94,763	$—	214,449

See accompanying notes.

Websense, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Operating activities:
Net income	$12,391	$24,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,309	2,432
Write-off of in-process research and development	1,270	—
Amortization of intangible assets	2,640	—
Share-based compensation	16,087	15,032
Deferred revenue	(1,402)	13,554
Deferred income taxes	(5,997)	(6,496)
Unrealized gain on foreign exchange contracts	(49)	76
Excess tax benefit of share-based compensation	(1,174)	(2,889)
Unrealized loss on option contracts on SurfControl acquisition.	645	—
Realized gain on option contracts on SurfControl acquisition.	(434)	—
Changes in operating assets and liabilities, net of effects from purchase of PortAuthority:
Accounts receivable	10,802	9,897
Prepaid income taxes	(2,357)	1,962
Other current assets	(349)	(1,131)
Deposits and other assets	(5,452)	(23)
Accounts payable	(1,453)	67
Accrued payroll and related benefits	1,133	171
Other accrued expenses	4,253	2,106
Income taxes payable	3,762	2,486
Net cash provided by operating activities	37,625	61,560

Investing activities:
Purchase of intangible assets	—	(1,200)
Cash paid to acquire PortAuthority, net of cash acquired	(81,988)	—
Purchases of property and equipment	(4,362)	(3,132)
Change in restricted cash and cash equivalents.	(196,162)	—
Purchases of marketable securities	(308,929)	(472,950)
Maturities of marketable securities	324,219	477,867
Purchases of marketable securities- restricted	(163,678)	—
Maturities of marketable securities- restricted	353,825	—
Cash received from sale of the option contracts on SurfControl acquisition	5,104	—
Cash paid for option contracts on SurfControl acquisition	(5,750)	—
Net cash (used in) provided by investing activities	(77,721)	585

Financing activities:
Proceeds from exercise of stock options	3,046	8,786
Proceeds from issuance of common stock for stock purchase plan	2,212	1,988
Repayment of PortAuthority loan	(4,214)	—
Excess tax benefit of share-based compensation	1,174	2,889
Purchases of treasury stock	—	(91,404)
Net cash provided by (used in) financing activities	2,218	(77,741)

Decrease in cash and cash equivalents	(37,878)	(15,596)
Cash and cash equivalents at beginning of period	83,523	61,629
Cash and cash equivalents at end of period	$45,645	$46,033

Supplemental cash flow information:
Income taxes paid	$11,476	$11,908
Unrealized gain on marketable securities	$81	$480
Amount transferred from marketable securities to marketable securities-restricted	$213,138	$—

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in Websense, Inc.’s (“Websense” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

These financial statements do not reflect the operating results or financial position of SurfControl plc, which Websense acquired on October 3, 2007 (see Note 5. Acquisitions).

2. Net Income Per Share

Websense computes net income per share as permitted by the Financial Accounting Standards Board (“FASB”) with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“EPS”) (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive stock options and restricted stock units. Dilutive securities include both dilutive stock options and dilutive restricted stock units and are calculated based on the average share price for each fiscal period using the treasury stock method.

During the three months ended September 30, 2007 and 2006, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive securities totaled 413,318 and 605,104 shares, respectively. Potentially dilutive securities totaling 7,111,932 and 5,604,382 shares for the three months ended September 30, 2007 and 2006, respectively, were excluded from the diluted earnings per share calculation because of their anti-dilutive effect.

During the nine months ended September 30, 2007 and 2006, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive securities totaled 488,634 and 824,096 shares, respectively. Potentially dilutive securities totaling 6,232,064 and 4,412,343 shares for the nine months ended September 30, 2007 and 2006, respectively, were excluded from the diluted earnings per share calculation because of their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
September 30, 2007:
Basic EPS	$6,395	45,194	$0.14
Effect of dilutive securities	—	413	(0.00)
Diluted EPS	$6,395	45,607	$0.14

September 30, 2006:
Basic EPS	$8,305	45,796	$0.18
Effect of dilutive securities	—	605	(0.00)
Diluted EPS	$8,305	46,401	$0.18

For the Nine Months Ended:
September 30, 2007:
Basic EPS	$12,391	45,028	$0.28
Effect of dilutive securities	—	489	(0.01)
Diluted EPS	$12,391	45,517	$0.27

September 30, 2006:
Basic EPS	$24,316	47,102	$0.52
Effect of dilutive securities	—	824	(0.01)
Diluted EPS	$24,316	47,926	$0.51

3. Comprehensive Income

The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income	$6,395	$8,305	$12,391	$24,316
Net change in unrealized gain on marketable securities, net of tax	67	278	81	480
Net change in unrealized gain on fair market valuation of foreign currency contracts, net of tax	(10)	(40)	9	76
Comprehensive income	$6,452	$8,543	$12,481	$24,872

4. Stockholders’ Equity

Share-Based Compensation

Employee Stock Purchase Plan

Shares available for issuance under the Company’s Employee Stock Purchase Plan are as follows:

Number of Shares
Shares reserved for issuance at December 31, 2006	1,483,241
Shares reserved for issuance during 2007 based on automatic increase in shares authorized	447,845
Shares issued during the nine months ended September 30, 2007	(105,321)
Shares reserved for issuance at September 30, 2007	1,825,765

The Company used the following assumptions to estimate the fair value of the semi-annual employee stock purchase plan share grants during the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30, 2007	September 30, 2006
Average expected life (years)	1.3	1.3
Average expected volatility factor	32.5%	36.1%
Average risk-free interest rate	4.8%	4.9%
Average expected dividend yield	—	—

Employee Stock Option Plans

The Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) provides for the grant of stock options to the Company’s directors, employees and consultants. The 2000 Plan provides for the grant of incentive and non-statutory stock options, restricted stock units and rights to purchase stock to employees, directors or consultants of the Company. The 2000 Plan provides that incentive stock options will be granted only to employees and are subject to certain limitations as to fair value during a calendar year.  To date, only non-statutory stock options and restricted stock units have been granted under the 2000 Plan. Through September 30, 2007, the Company has granted 120,000 restricted stock units. The unvested restricted stock units have a weighted average grant date fair value of $29.48 and an aggregate intrinsic value (the amount by which the fair value exceeds the award price) of $1.8 million as of September 30, 2007.

In addition, the 2000 Plan provides for automatic annual increases in the number of shares authorized and reserved for issuance thereunder equal to the lesser of (i) 4% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 3,000,000 shares. At September 30, 2007, a total of 21,349,542 shares have been authorized for issuance under the 2000 Plan, of which 227,262 remain available for grant.

On January 8, 2007, the Compensation Committee of Websense’s Board of Directors adopted the Websense, Inc. 2007 Stock Incentive Assumption Plan (the “2007 Plan”).  In connection with the acquisition of PortAuthority Technologies, Inc. (“PortAuthority”), the Company agreed to substitute unvested stock options to purchase PortAuthority common stock that were granted under PortAuthority’s 2004 Global Share Option Plan (the “PortAuthority Option Plan”) and outstanding immediately prior to the effective time of the acquisition with options to purchase an aggregate of 74,891 shares of Websense common stock (the “Substitute Options”).  The Substitute Options have the same contractual lives and vesting periods as they did under the PortAuthority Option Plan.  The number of shares and exercise prices of the Substitute Options were determined based on the conversion ratio as defined by the merger agreement with PortAuthority.

The following table summarizes the Company’s stock option activity since December 31, 2006:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2006	7,038,259	$22.61
Granted	2,861,134	21.96
Exercised	(320,808)	9.49
Cancelled	(620,588)	23.43
Balance at September 30, 2007	8,957,997	22.82

The results for the three and nine months ended September 30, 2007 include share-based compensation expense of $5.6 million (excluding tax effects) and $16.1 million (excluding tax effects), respectively, in the following expense categories of the consolidated statements of income (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Share-based compensation in:
Cost of revenues	$380	$392	$1,097	$1,088
Total share-based compensation in cost of revenues	380	392	1,097	1,088

Selling and marketing	2,231	2,204	6,436	6,208
Research and development	1,083	927	2,969	2,659
General and administrative	1,857	1,797	5,585	5,077
Total share-based compensation in operating expenses	5,171	4,928	14,990	13,944
Total share-based compensation	$5,551	$5,320	$16,087	$15,032

The Company used the following assumptions to estimate the fair value of stock options granted under the 2000 plan for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Average expected life (years)	3.0	3.9	3.1	4.3
Average expected volatility factor	35.9%	47.5%	35.3%	54.6%
Average risk-free interest rate	4.3%	5.0%	4.6%	4.8%
Average expected dividend yield	—	—	—	—

The Company used the following assumptions to estimate the fair value of the options granted under the 2007 Plan for the nine months ended September 30, 2007: average expected life — 5.5 years; average expected volatility factor — 55.7%; average risk free interest rate — 4.7% and average expected dividend yield — zero.  No options were granted under the 2007 Plan during the third quarter of 2007.

Treasury Stock

As of September 30, 2007, the Company had repurchased 8,170,060 shares of its common stock since April 2003 under the Board of Directors’ authorized stock repurchase program, for an aggregate of $170.4 million at an average price of $20.86 per share.  The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2007, and does not intend to repurchase additional shares for the remainder of 2007.  Under the terms of the Company’s new senior credit facility, the Company is restricted from repurchasing its common stock for an aggregate purchase price that exceeds the sum of $25 million plus 50% of aggregate amount of its consolidated net income during the period from the effective date of the facility through the most recent quarter end for which quarterly financial statements have been filed.  Remaining shares authorized for repurchase under the Company’s stock repurchase program as of September 30, 2007 were as follows:

September 30, 2007
Shares authorized for stock repurchase	12,000,000
Shares repurchased to date	8,170,060
Remaining shares authorized for repurchase	3,829,940

5. Acquisitions

PortAuthority

On January 8, 2007, the Company acquired all of the outstanding stock of PortAuthority, a provider of information leak prevention technology.  The Company acquired PortAuthority to combine the two companies’ technologies to help customers prevent unauthorized use or disclosure of confidential data while simultaneously protecting users and data from external malicious threats.  The Company expects to benefit from the acquisition by expanding its current product offerings and increasing its revenues.  These are among the factors that contributed to a purchase price for the PortAuthority acquisition that resulted in the recognition of goodwill of $73.6 million. PortAuthority’s operations were assumed as of the date of the acquisition and are included in the Company’s results of operations beginning on January 9, 2007 and, as a result, are not reflected in the Company’s results of operations for the three and nine months ended September 30, 2006.

Pursuant to the terms of the agreement, the Company acquired all of PortAuthority’s outstanding capital stock for $88.2 million in cash, funded with existing cash resources. The purchase price includes $5.0 million which is held in an escrow account and will be available to satisfy any Company claims for indemnification from the former stockholders of PortAuthority until the escrow is scheduled to be released on January 8, 2008. The total purchase price, including transaction costs of approximately $1.9 million, has been allocated to tangible and intangible assets acquired based on estimated fair values, with the remainder classified as goodwill.

The total purchase price of the acquisition was as follows (in thousands):

Cash paid for PortAuthority business	$88,334
Transaction costs	1,897
Total purchase price	$90,231

The transaction costs incurred by the Company primarily consist of fees for attorneys, financial advisors, accountants, debt prepayment penalty and other advisors directly related to the transaction.

The total purchase price has been allocated as follows based on the assets and liabilities acquired as of January 8, 2007 (in thousands):

Fair value of net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$8,078
Other assets	2,682
Other liabilities	(5,920)
Long-term loan	(4,214)
		626
Fair value of identifiable intangible assets acquired:
Technology	12,700
Non-compete agreements	800
Customer relationships	700
Trade name	510
		14,710
In-process research and development		1,270
Goodwill		73,625
Total purchase price		$90,231

The $4.2 million of PortAuthority indebtedness assumed in the transaction was repaid in the first quarter of 2007.

The amount allocated to in-process technology represents the fair value of an acquired, to-be-completed research project. The estimated value of approximately $1.3 million of the research project was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the future net cash flows from the project once commercially viable, and discounting the net cash flows to their present value. As of the acquisition date, this project was not expected to have reached technological feasibility and will have no alternative future use. Accordingly, the amount allocated to in-process technology was charged to Websense’s statement of income for the nine months ended September 30, 2007.

The accompanying consolidated statements of income reflect the operating results of the PortAuthority business since January 8, 2007.  Assuming the acquisition of PortAuthority had occurred on January 1, 2006, the pro forma unaudited results of operations would have been as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue	$50,429	$45,988	$150,625	$132,067
Net Income	6,395	5,503	12,285	16,586
Net income per share:
Basic	$0.14	$0.12	$0.27	$0.35
Diluted	$0.14	$0.12	$0.27	$0.35

The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through September 30, 2007.

Surf Control

On October 3, 2007, the Company completed the acquisition of all of the issued and to-be-issued ordinary shares, excluding treasury shares, of SurfControl plc (“SurfControl”), a U.K. based provider of on-demand and software-based Web and e-mail security solutions.  The acquisition was effected by means of a Scheme of Arrangement under Section 425 of the UK Companies Act of 1985.  Pursuant to the acquisition, SurfControl became a wholly-owned subsidiary of Websense.  At the closing, each outstanding share of SurfControl was converted into the right to receive 700 pence in cash.  In connection with the acquisition, the holders of outstanding SurfControl capital stock, options, and long term incentive plan awards received total net cash of approximately £204 million (approximately $416 million based upon the exchange rate in effect on October 2, 2007, the date on which the acquisition was sanctioned by the U.K. courts).

Since the Company was obligated to pay the purchase price in British pounds, it entered into various option contracts to hedge against adverse foreign currency exchange rate movements (see Note 7. Foreign Currency Hedges).

As of September 30, 2007, the Company had incurred approximately $6.4 million of transaction costs in connection with this acquisition, which are reflected on the Company’s consolidated balance sheet in deposits and other assets, accounts payable and other accrued expenses.

On October 11, 2007, in order to finance a portion of the purchase price for SurfControl, Websense entered into an amended and restated senior credit agreement (the “Senior Credit Agreement”).  The $225 million senior credit facility consists of a five year $210 million term loan and a $15 million revolving credit facility. The term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. The senior credit facility is secured by substantially all of the assets of Websense, including pledges of stock of some of its subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by Websense’s domestic subsidiaries. The term loan amortizes at a rate of 2.5%, 10%, 12.5%, and 15%, respectively, during the first four years of the term and 60% during the fifth year. The initial interest rate is LIBOR plus 250 basis points (7.62% for the first month), and is subject to step downs in the spread over LIBOR based upon potential future improvements in Websense’s total leverage ratio. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Websense did not borrow any amounts under the original interim credit facility which it entered into on April 26, 2007 and which was terminated by its terms when the Senior Credit Agreement was executed.

6. Goodwill and  Intangible Assets

As of September 30, 2007, the Company’s goodwill balance of $73.6 million solely related to the Company’s acquisition of PortAuthority on January 8, 2007.

The Company records goodwill when the purchase price of net tangible and intangible assets acquired exceeds their fair value. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill that has an indefinite useful life for impairment at least annually in its fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. Intangible assets are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over their expected economic lives. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews intangible assets that have finite useful lives when an event occurs indicating the potential for earlier impairment.

The Company reviews for impairment using facts or circumstances, either internal or external, indicating that it may not recover the carrying value of the asset. The Company measures impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.  The Company measures fair value under SFAS No. 144, which is generally based on the present value of estimated future cash flows. The Company’s analysis is based on available information and on assumptions and projections it considers to be reasonable and supportable. The cash flow analysis considers the likelihood of possible outcomes and is based on the Company’s best estimate of projected future cash flows. If necessary, the Company performs subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

Intangible assets, subject to amortization, were as follows as of September 30, 2007 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net

Technology	5.7	$13,900	$(2,021)	$11,879
Non-compete agreements	1	800	(600)	200
Customer relationships	7	700	(75)	625
Trade name	5	510	(76)	434
Total		$15,910	$(2,772)	$13,138

 Remaining amortization expense, as of September 30, 2007, is expected to be as follows (in thousands):

Years Ending December 31:
2007	$880
2008	2,719
2009	2,585
2010	2,319
2011	2,319
Thereafter	2,316
Total expected amortization expense	$13,138

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

During the three and nine months ended September 30, 2007 and 2006, the Company utilized Euro foreign currency forward contracts to hedge anticipated Euro denominated accounts receivable. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. None of the contracts were terminated prior to settlement. Net realized losses related to the contracts designated as fair value hedges settled during 2007 and 2006 are included in other income, net, in the accompanying consolidated income statements and amounted to approximately $87,000 and $45,000 for the three months ended September 30, 2007 and 2006, respectively and $235,000 and $177,000 for the nine months ended September 30, 2007 and 2006, respectively.  There were no Euro contracts outstanding as of September 30, 2007.

During the three and nine months ended September 30, 2007 and 2006, the Company utilized British Pound zero-cost collar contracts to hedge anticipated operating expenses. All such contracts entered into were designated as cash flow hedges and were considered effective as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended. None of the contracts were terminated prior to settlement. Net realized gains related to the contracts designated as cash flow hedges settled during the nine months ended September 30, 2007 and 2006 are included in the respective operating categories the Company hedges its British Pound expenditures against. These net realized gains amounted to approximately $33,000 and $57,000 for the three months ended September 30, 2007 and 2006, respectively and $19,000 and $106,000 for the nine months ended September 30, 2007 and 2006, respectively.  There were no British Pound contracts outstanding as of September 30, 2007.

Notional and fair values of the Company’s Euro and British Pound hedging positions at September 30, 2007 and 2006 are presented in the table below (in thousands):

	September 30, 2007			September 30, 2006
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Euro	€—	$—	$—	€2,200	$2,818	$2,841
British Pound	£—	—	—	£1,000	1,871	1,858
Total		$—	$—		$4,689	$4,699

During the three and nine months ended September 30, 2007, the Company utilized option and forward contracts to hedge against the £244.1 million funds certain purchase price for SurfControl under U.K. law.  These contracts did not qualify for hedge accounting as they related to a forecasted business combination.  During the three and nine months ended September 30, 2007, the Company has incurred a net realized gain of $0.4 million related to the sale of certain option contracts. During the three and nine months ended September 30, 2007, the Company has incurred a net unrealized gain/(loss) of $0.4 and ($0.6) million, respectively, on outstanding option and forward contracts.  These unrealized gains and losses are reflected in other income, net on the consolidated statement of income and within deposits and other assets on the consolidated balance sheet. The Company subsequently sold £200 million in option contracts and entered into GBP forward contracts expiring on October 11, 2007 (See Note 11. Subsequent Events).

8. Tax Matters

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48), at the beginning of fiscal year 2007. As a result of the implementation the Company recognized a $1.2 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the January 1, 2007 balance of additional paid in capital and retained earnings on the consolidated balance sheet. Including the cumulative effect increase, at the beginning of 2007, the Company had approximately $9.2 million of total gross unrecognized tax benefits. Of this total, $5.8 million (net of federal, state and foreign tax benefits) represents the amount of unrecognized tax benefits that, if recognized, would decrease the effective income tax rate in future periods. In addition, consistent with the provisions of FIN 48, the Company determines the classification of uncertain tax liabilities as current or non-current based on anticipated payment date. Accordingly, the Company has reflected $9.5 million as non-current income taxes payable as of September 30, 2007.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of provision for income taxes in the consolidated statements of income and totaled $103,000 during the three months ended September 30, 2007 and $256,000 during the nine months ended September 30, 2007. Accrued interest and penalties were $434,000 as of January 1, 2007.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal and state income tax audits for years through 2002. Substantially all material foreign income tax audits have been concluded for years through 2002. California income tax returns for 2003 and 2004 and New York income tax returns for 2002 to 2005 are currently under examination. The IRS will begin an audit of the 2005 tax year in the fourth quarter. At September 30, 2007, the Company had deferred tax assets of $39.7 million.

The Company has requested a ruling regarding unrecognized state income tax benefits. It is reasonably possible within 12 months of September 30, 2007 that the uncertain tax position established for the 2006 tax year could be decided in the Company’s favor resulting in the reduction of the gross uncertain tax liability in an amount up to $1.7 million.  As a result of ongoing audits or the expiration of the statutes of limitations, it is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months; at this time an estimate of the range of the reasonably possible outcomes cannot be made.

9. Litigation

On September 29, 2006, Jason Tauber filed a putative class action against the Company and other unidentified individuals in California Superior Court for the County of San Diego, captioned Tauber v. Websense. The complaint alleges that the plaintiff and a putative class of certain software engineers and computer professionals who worked for the Company as exempt employees during the period from September 15, 2002 through the present should have been classified as non-exempt employees under California law and should have been paid for overtime. The complaint also alleges related wage and hour violations of the California Labor Code arising from the alleged misclassification and that the failure to pay overtime constitutes an unfair business practice under California Business and Professions Code §17200. The complaint seeks unspecified damages for unpaid overtime, prejudgment interest, attorneys’ fees and other costs, statutory penalties for alleged violations, and other proper relief. The parties to the action have been granted preliminary court approval to settle all claims made in the putative class action, and the claims administrator has delivered notices to the alleged class members.   During the second quarter of 2007, the Company charged the $3.2 million pending settlement amount between the operating expense categories and cost of revenue on the consolidated statement of income, apportioned based upon the Company’s estimate of amounts payable to eligible individuals in the settlement. As of September 30, 2007, $3.2 million remains as a reserve within other accrued expenses on the consolidated balance sheet relating to this settlement.

The Company is involved in various legal actions in the normal course of business. Based on current information, including consultation with the Company’s lawyers, the Company believes that it has adequately reserved, under generally accepted accounting principles, for any ultimate liability that may result from these actions such that any liability would not materially affect the Company’s consolidated financial positions, results of operation or cash flows. The Company’s evaluation of the likely impact of these actions could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on the Company’s results of operations or cash flows in a future period.

10. Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The accounting provisions of SFAS No. 159 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect the adoption of SFAS No. 159 will have on its financial statements.

11. Subsequent Events

On October 8, 2007, the Company sold the rights to a £200 million option contract that it had purchased for the SurfControl acquisition for $204,000, recording a realized loss of approximately $876,000.  The Company did not purchase any new option contracts on the British Pounds as it had secured £195 million through open market forward contracts, all expiring on October 11, 2007 at an all in rate of $2.039 per British Pound.

         See Note 5, SurfControl, above for a description of the Company’s acquisition of SurfControl on October 3, 2007 and the Company’s borrowing of a $210 million term loan on October 11, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report. See “Risk Factors” under Part II, Item 1A below regarding certain factors known to us that could cause reported financial information not to be necessarily indicative of future results.  Also note that because our acquisition of SurfControl plc was completed on October 3, 2007, there was no financial impact on our financial condition and results of operations for our quarter ended September 30, 2007.

Forward-Looking Statements

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

SurfControl Acquisition

         The acquisition of SurfControl plc was completed on October 3, 2007.  Our third quarter ended on September 30, 2007.  Accordingly, all quarterly and historic financial statements in this Form 10-Q are on a pre-acquisition basis.  All statements made in this Form 10-Q regarding current status or as of dates after October 3, 2007 include Websense on a post-acquisition, consolidated basis, including the SurfControl operations.  In addition, all forward-looking statements, including but not limited to, trends, expectations or uncertainties, are made on a post-acquisition, consolidated basis.

Overview

Our products help organizations manage their networks and computing resources to provide a secure and productive computing environment. We provide Web filtering and Web security software products that enable organizations to protect employees and confidential information from external Web-based attacks such as spyware and phishing, as well as analyze, report and manage how employees use computing resources and the Internet. In January 2007, we acquired our technology development partner for information leak prevention (“ILP”) solutions, PortAuthority Technologies Inc. (“PortAuthority”). As a result, in addition to our Web filtering and Web security software products, we offer ILP software that helps prevent the loss of confidential information from internal threats, such as ineffective business process controls, employee error and malfeasance.  On October 3, 2007, we completed our acquisition of SurfControl plc (“SurfControl”), which significantly increased the size of our company and customer base, and accelerates our strategic initiatives in the small and  medium size business markets, on-demand delivery of web security products and threat research.

At the foundation of our Web filtering and Web security product offerings is the Websense Enterprise® software application, which serves as a central policy engine and management and reporting platform for our Web filtering and related add-on Web security products. Websense Enterprise gives organizations the ability to enhance network security, improve employee productivity, mitigate potential legal liability and conserve network bandwidth by allowing organizations to identify potential risk areas and implement and automate Web access and application usage policies that reduce these risks.

When combined with our Web security products that utilize our ThreatSeeker™ technology including Security Filtering, Remote Filtering and Client Policy Manager™, Websense Enterprise allows organizations to enhance network and content security by blocking access to malicious Web sites and preventing the transmission of data to known spyware destination sites. To simplify the purchase process for our value-added resellers and customers, we have included Websense Enterprise and our most popular add-on security products and services, within Websense® Web Security Suite™. In July 2007, we launched Websense® Express to provide similar Web filtering and Web security functionality targeted for small and mid-sized organizations of fewer than 1,000 users (“SMB”). We currently derive a significant percentage of our revenue from subscriptions to our Web filtering and Web security solutions and expect this to continue in the future.

The Websense Content Protection Suite is an integrated ILP solution that protects organizations from information leaks and data loss by discovering the location of sensitive data inside the network, monitoring the data as it attempts to travel inside or outside the organization, and protecting the data, with policy-based controls that align to business processes.  The Content Protection Suite provides protection for data at rest, data in use, and data in motion, and is available with two modules: the Content Auditor™ and the Content Enforcer™.  Content Auditor is a proactive solution that finds sensitive data in the network and identifies who is using it and how it is being used.  Content Enforcer adds the ability to enforce user-defined data security policies.  Sales of our ILP products and other products under development will comprise only a very small portion of our overall sales in 2007 and 2008.

During the nine months ended September 30, 2007, we derived 40% of revenue from international sales, compared with 37% for the nine months ended September 30, 2006, with the United Kingdom comprising approximately 10% of our total revenue in both periods. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

We sell our products through both indirect channels and directly. Sales through indirect channels currently account for more than 90% of our revenue, and we plan to increase the percentage of our revenue obtained through indirect channels. Our strategy is to increase new and renewal customer sales through independent software distributors and resellers and increase the focus of our internal sales and marketing force on supporting our channel strategy. In August 2006, we announced a new two-tier distribution strategy in North America and entered into a relationship with Ingram Micro to distribute, market and support our Web security and Web filtering software in North America. Through joint marketing programs with Websense, Ingram Micro will focus its efforts on recruiting new resellers, especially resellers focused on selling to SMBs, and on building awareness and demand within our existing North America channel partner base.  We also plan to increase sales to SMB customers through our new Websense Express™ software which is targeted for organizations with under 1,000 users.

We completed our acquisition of SurfControl on October 3, 2007.  SurfControl has historically participated in two markets within content security, the Web security market with its Web filtering and Web security solutions, and the Messaging security market with its e-mail filtering and anti-spam solutions.

SurfControl Web filtering solutions enable companies to monitor network use and abuse in an organization, across a spectrum of Web-based content, including instant messaging, peer-to-peer, streaming media, file downloads, and Web-based email.  We will support SurfControl Web Filter with a completely staffed maintenance and support team through at least December 31, 2011 and will enhance the solution by supplementing the SurfControl URL database with additional Web filtering and security coverage provided by Websense Security Labs™ and ThreatSeeker™ technology. Although Websense will renew existing subscriptions, we have decided to end of sale this product for new subscriptions on January 8, 2008.

SurfControl e-mail filter messaging protection software provides comprehensive content filtering for protection against inbound, outbound, and internal e-mail threats, such as spam, viruses, malware, phishing and harmful URLs.  SurfControl’s on-demand service offering, BlackSpider™, is a managed security service provider and operates MailControl™ and WebDefense™ on-demand services. MailControl services protect organizations from incoming e-mail and Web-based threats, such as spam, viruses, spyware, phishing/pharming attacks, and inappropriate content before reaching an organization’s in-house network. WebDefense services allow organizations to control outbound employee Web access and encrypt e-mail for secure extended enterprise communications.  These product lines are important to our long term growth strategy and we expect to integrate the technologies from these critical product lines more broadly across Websense’s offerings.

Critical Accounting Policies

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. When a purchase decision is made for our products, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. Other services such as upgrades/enhancements and standard post-contract technical support services are sold together with our products and provided throughout the subscription term. We recognize revenue on a daily straight-line basis, commencing with the day the subscription begins, over the term of the subscription agreement, provided collectibility is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver access codes to users and then promptly invoice customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice. Taxes invoiced, collected and remitted to governmental authorities are presented on a net basis in our consolidated statements of income. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. Upon expiration of the subscription, customers who wish to re-subscribe typically must do so at the then current rates to continue using our products. Our revenue is significantly influenced by new and renewal subscriptions.

We record channel marketing payments and channel rebates as an offset to revenue. We recognize channel marketing payments as an offset to revenue as the marketing service is provided. We recognize channel rebates as an offset to revenue on a straight-line basis over the term of the subscription agreement.

Goodwill and Intangible Assets. We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review goodwill that has an indefinite useful life for impairment at least annually in our fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. Intangible assets are carried at cost, less accumulated amortization. We amortize the cost of identified intangible assets on a straight-line basis over their expected economic lives. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review intangible assets that have finite useful lives when an event occurs indicating the potential for impairment.

We review for impairment by facts or circumstances, either internal or external, indicating that we may not recover the carrying value of the asset.  We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.  We measure fair value under SFAS No. 144, which is generally based on the present value of estimated future cash flows. Our analysis is based on available information and on assumptions and projections that we consider to be reasonable and supportable. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on our best estimate of projected cash flows. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

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

Deferred Tax Assets.   As required by SFAS No. 109, we recognize tax assets on the balance sheet if it is “more likely than not” that they will be realized on future tax returns. At September 30, 2007, we had deferred tax assets of $39.7 million. We believe that it is more likely than not that our deferred tax assets will be realized. Factors considered by us included: our earnings history, projected earnings based on current operations, and projected future taxable income. However, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination was made.

Income Tax Provision and Uncertain Tax Positions.   Significant judgment is required in determining our consolidated income tax provision and evaluating our U.S. and foreign tax positions. In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for us beginning in 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon resolution. The impact of our reassessment of tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

Results of Operations

Three months ended September 30, 2007 compared with the three months ended September 30, 2006

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	September 30, 2007	September 30, 2006
	(Unaudited)

Revenue	100%	100%

Cost of revenues:
Cost of revenues	9	8
Amortization of acquired technology	1	—
Total cost of revenues	10	8

Gross margin	90	92

Operating expenses:
Selling and marketing	50	47
Research and development	17	13
General and administrative	13	12
Total operating expenses	80	72

Income from operations	10	20

Other income, net	8	6

Income before income taxes	18	26

Provision for income taxes	5	8

Net income	13%	18%

Revenue

Revenue increased to $50.4 million in the third quarter of 2007 from $45.7 million in the third quarter of 2006. The increase was a result of the addition of new, renewed and upgraded subscriptions from our customers that resulted in a 2.2 million increase in the number of seats under subscription from 24.9 million at September 30, 2006 to 27.1 million at September 30, 2007. As a percentage of subscription revenue, new business increased to 36% in the third quarter of 2007 from 33% in the third quarter of 2006. We expect revenue to increase due to the addition of our recently acquired SurfControl business, growth of our ILP business, our deferred revenue under existing subscriptions, our renewal business, expected growth in SMB business and expected growth in international sales, partially offset by increased channel marketing payments and channel rebates, which are recorded as reductions to revenue.  The expected growth of revenue will be impacted by potential sales dis-synergies as a result of the acquisition of SurfControl and by the expected significant write-down of SurfControl’s deferred revenue to fair value at acquisition as required by purchase accounting rules under generally accepted accounting principles.

Cost of Revenues

Cost of revenues. Cost of revenues consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenues increased to $4.5 million in the third quarter of 2007 from $3.9 million in the third quarter of 2006. The increase of $0.6 million was primarily due to additional personnel in our technical support group and allocated costs. We allocate the total costs for human resources, employee benefits, payroll taxes, information technology, facilities, fixed asset depreciation and legal costs to each of our functional areas based on salaries and headcount data. As a percentage of revenue, cost of revenues increased to 9% from 8% during the third quarters of 2007 and 2006.  Although we expect to derive substantial costs savings from the restructuring of SurfControl, we expect our future cost of revenues to increase in order to maintain the technical support needs of our growing customer base.  We expect that the increase in total cost of revenue will be proportional to the increase in revenue in future periods.

Amortization of acquired technology. Amortization of acquired technology primarily relates to the developed technology acquired from the PortAuthority acquisition in January 2007.  The acquired technology is being amortized on a straight-line basis over its estimated weighted average economic life of 5.7 years.  Our acquisition of SurfControl closed after the end of the third quarter, so it did not contribute to amortization of acquired technology.  We have not yet completed our purchase accounting analysis for the SurfControl acquisition, but the acquisition of SurfControl will have a material increase in amortization of acquired technology.

Gross Margin

Gross margin increased to $45.3 million in the third quarter of 2007 from $41.9 million in the third quarter of 2006. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin decreased to 90% in the third quarter of 2007 from 92% in the third quarter of 2006 due to the increased costs described in the Costs of Revenues section above.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including costs related to public relations, advertising, promotions and travel as well as allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates.  Selling and marketing expenses increased to $25.2 million, or 50% of revenue, in the third quarter of 2007, from $21.3 million, or 47% of revenue, in the third quarter of 2006. The increase in selling and marketing expenses of $3.9 million was primarily due to expenses associated with our new channel strategy, increased personnel costs and related travel, including new personnel added from the PortAuthority acquisition in January 2007, and allocated costs. We expect selling and marketing expenses to increase in absolute dollars in the future due to the addition of certain sales and marketing personnel of SurfControl, to support our expanding worldwide selling and marketing efforts, and due to increased sales resulting in higher overall sales commission expenses.  We expect to achieve cost savings from the historical SurfControl selling and marketing expense primarily as a result of a reduction in headcount.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $8.3 million, or 17% of revenue, in the third quarter of 2007 from $6.0 million, or 13% of revenue, in the third quarter of 2006. The increase of $2.3 million in research and development expenses was primarily due to increased personnel, including new personnel added from the PortAuthority acquisition in January 2007, needed to support our expanding list of technology partners, enhancements to Websense Enterprise, the development of Websense Express and enhancements to our new ILP products. We expect future research and development expenses to increase in absolute dollars as more personnel, including certain personnel from SurfControl, are added to support our continued enhancements of our existing products and new products.  In addition, we have established engineering centers in China and Israel, which we believe will enable us to slow the rate of growth in research and development expenses.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, administrative personnel, third party professional service fees, and allocated costs. General and administrative expenses increased to $6.8 million, or 13% of revenue, in the third quarter of 2007 from $5.5 million, or 12% of revenue, in the third quarter of 2006. The $1.3 million increase in general and administrative expense was primarily due to additional personnel needed to support our growing operations, including the acquisitions of PortAuthority in January 2007 and SurfControl in October 2007, and allocated costs. We expect general and administrative expenses to increase in absolute dollars in the future periods due to our growth in operations and expansion of our international operations, including the addition of certain personnel of SurfControl.  We do not expect to continue the full historical SurfControl general and administrative expense due to the elimination of the positions of the executive officers of SurfControl and other headcount reductions, elimination of certain facilities and elimination of expenses relating to the maintenance of SurfControl as a public UK company listed on the London Stock Exchange.

Other Income, Net

Other income, net increased to $3.9 million in the third quarter of 2007 from $2.8 million in the third quarter of 2006. The increase was primarily due to a net gain of $0.8 million for the foreign exchange option and forward contracts purchased to hedge against the SurfControl acquisition purchase price in British Pounds. We expect other income, net to decrease in absolute dollars in the fourth quarter and subsequent periods as we used approximately $245 million of our restricted and non-restricted cash equivalents and marketable securities to fund a portion of the purchase price of SurfControl.  We also incurred $210 million in term debt under our senior secured credit facility, and the servicing of that debt will slow any potential future increase in our cash balances.

Provision for Income Taxes

In the third quarter of 2007, United States and foreign income tax expense was $2.5 million, compared to $3.6 million for the third quarter of 2006.  The effective income tax rate decreased to 28% in the third quarter of 2007 from 30% in the third quarter of 2006.  The decrease in the tax rate is primarily related to the expiration of the statute of limitations for the assessment of certain taxes in various jurisdictions and the tax treatment of the foreign currency option contracts purchased for the SurfControl acquisition, partially offset by less tax exempt interest income and an increase in FAS 123R expense in jurisdictions where a tax deduction is not available. Included in income tax expense are the tax benefit of  $0.9 million and $0.2 million  for the third quarter of 2007 and 2006, respectively, related to the expiration of the statute of limitations for the assessment of taxes in various jurisdictions.   Our effective tax rate may change in future periods due to the composition of taxable income between domestic and international operations along with potential changes or interpretations in tax rules and legislation, or corresponding accounting rules.

Nine months ended September 30, 2007 compared with the nine months ended September 30, 2006

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(Unaudited)

Revenue	100%	100%

Cost of Revenues:
Cost of revenue	9	8
Amortization of acquired technology	1	—
Total cost of revenues	10	8

Gross margin	90	92

Operating expenses:
Selling and marketing	50	44
Research and development	17	13
General and administrative	14	12
Write off of in-process research and development	1	—
Total operating expenses	82	69

Income from operations	8	22

Other income, net	5	6

Income before income taxes	13	28

Provision for income taxes	5	10

Net income	8%	18%

Revenue

Revenue increased to $150.6 million in the first nine months of 2007 from $131.5 million in the first nine months of 2006. The increase was due to the addition of new, renewed and upgraded subscriptions from our customers that resulted in a 2.2 million increase in the number of seats under subscription from 24.5 million at September 30, 2006 to 26.7 million at September 30, 2007. As a percentage of subscription revenue, new business increased to 37% in the first nine months of 2007 from 35% in the first nine months of 2006.

Cost of Revenue

Cost of revenues. Cost of revenues consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases. Cost of revenue increased to $13.3 million in the first nine months of 2007 from $11.0 million in the first nine months of 2006. The increase of $2.3 million was primarily due to additional personnel in our technical support group and allocated costs. We allocate the total costs for human resources, employee benefits, payroll taxes, information technology, facilities, fixed asset depreciation and legal costs to each of our functional areas based on salaries and headcount data. As a percentage of revenue, costs of revenue increased to 9% during the first nine months of 2007 from 8% in 2006.

Amortization of acquired technology. Amortization of acquired technology primarily relates to the developed technology acquired from the PortAuthority acquisition in January 2007.  The acquired technology is being amortized on a straight-line basis over its estimated weighted average economic life of 5.7 years.

Gross Margin

Gross margin increased to $135.4 million in the first nine months of 2007 from $120.5 million in the first nine months of 2006. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin decreased to 90% in the first nine months of 2007 from 92% in the first nine months of 2006 primarily due to the increased costs as described in the Costs of Revenue section above.

Operating Expenses

       Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including costs related to public relations, advertising, promotions and travel as well as allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates.  Selling and marketing expenses increased to $75.3 million in the first nine months of 2007 from $58.2 million in the first nine months of 2006. The increase in selling and marketing expenses of $17.1 million was primarily due to expenses associated with our new channel strategy, increased personnel costs and related travel, including new personnel added from the PortAuthority acquisition in January 2007, and allocated costs.

         Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $25.8 million in the first nine months of 2007 from $16.9 million in the first nine months of 2006. The increase of $8.9 million in research and development expenses was primarily due to the litigation settlement expense for the putative class action entitled Tauber vs. Websense, increased personnel, including new personnel added from the PortAuthority acquisition in January 2007, needed to support our expanding list of technology partners, the enhancements of Websense Enterprise, the development of Websense Express and enhancements to our new ILP products and allocated costs.

         General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, administrative personnel, third party professional service fees, and allocated costs. General and administrative expenses increased to $20.6 million in the first nine months of 2007 from $16.0 million in the first nine months of 2006. The $4.6 million increase in general and administrative expense was primarily due to additional personnel needed to support our growing operations, including the acquisition of PortAuthority in January 2007, and allocated costs.

Write off of in-process research and development. Write off of in-process research and development represents the fair value of an acquired, to be completed research project obtained from the PortAuthority acquisition that had not reached technological feasibility at the acquisition date and is not expected to have an alternative future use.  Accordingly, the $1.3 million of in-process research and development was charged to our statement of income during the first nine months of 2007.

Other Income, Net

Other income, net decreased to $7.8 million in the first nine months of 2007 from $8.2 million in the first nine months of 2006. The decrease was primarily due to a net loss of $0.2 million for the foreign exchange option and forward contracts purchased to hedge against the SurfControl acquisition purchase price in British Pounds and lower cash, cash equivalents and marketable securities balances during the first nine months of 2007 compared to the first nine months of 2006, principally related to the acquisition of PortAuthority for approximately $90 million in January 2007, partially offset by higher interest rates during the first nine months of 2007 compared to the first nine months of 2006.

Provision for Income Taxes

In the first nine months of 2007, United States and foreign income tax expense decreased to $8.0 million compared to $13.3 million in 2006. The effective income tax rate increased to 39% in the first nine months of 2007 from 35% in the first nine months of 2006. The increase in the tax rate was primarily driven by a reduction in tax exempt interest income, an increase in FAS 123R expense in jurisdictions where a tax deduction is not available, and the write-off of non-deductible in- process research and development acquired in the PortAuthority acquisition, partially offset by income tax benefits of $0.9 million and $0.2 million for the nine months ended 2007 and 2006, respectively, related to the expiration of the statute of limitations for the assessment of taxes in various jurisdictions.

Liquidity and Capital Resources

As of September 30, 2007, we had restricted and non-restricted cash and cash equivalents of $241.8 million, restricted and non-restricted investments in marketable securities of $38.0 million and retained earnings of $94.8 million. We used approximately $245 million of our restricted and non-restricted cash equivalents and marketable securities to fund the acquisition of SurfControl on October 3, 2007.  After the funding of the purchase price for SurfControl, none of our current cash, cash equivalents and marketable securities remain restricted.

Net cash provided by operating activities was $37.6 million in the first nine months of 2007 compared with $61.6 million in the first nine months of 2006. The $24.0 million decrease in cash provided by operating activities was primarily due to decreased net income of $11.9 million and decreased growth in deferred revenue as a result of higher growth in recognized revenue than growth in subscription amounts compared to the first nine months of 2006.  Our operating cash flow is significantly influenced by subscription renewals and accounts receivable collections, and deferred revenue.  A future decrease in subscription renewals or accounts receivable collections, or a lower deferred revenue balance, would negatively impact our operating cash flow.

Net cash used in investing activities was $77.7 million in the first nine months of 2007 compared with net cash provided by investing activities of $0.6 million in the first nine months of 2006. The $78.3 million increase of net cash used in investing activities was primarily due to cash used of $82.0 million to purchase PortAuthority in January 2007.

Net cash provided by financing activities was $2.2 million in the first nine months of 2007 compared with net cash used in financing activities of $77.7 million in the first nine months of 2006. The $79.9 million increase of net cash provided by financing activities was primarily due to no share repurchases in the first nine months of 2007 compared with 4,300,000 shares repurchased for $91.4 million in the first nine months of 2006, partially offset by the repayment of the PortAuthority loan and reduced proceeds from the exercise of stock options compared with the first nine months of 2006.

We had operating lease and software license commitments of approximately $17.8 million as of September 30, 2007 (which does not include SurfControl commitments for operating leases and software licenses). A majority of our operating lease commitments are related to our corporate headquarters lease, which extends through December 2013. Our corporate headquarters lease includes escalating rent payments from 2007 to 2013. The rent expense related to our worldwide office space leases are recorded monthly on a straight-line basis in accordance with generally accepted accounting principles. Future minimum annual payments under non-cancelable operating leases and software license agreements at September 30, 2007 are as follows (in thousands):

Years Ending December 31:	Operating Leases	Software License	Total
2007	$1,353	$—	$1,353
2008	2,897	307	3,204
2009	2,717	307	3,024
2010	2,675	—	2,675
2011	2,597	—	2,597
2012	2,450	—	2,450
2013	2,539	—	2,539
	$17,228	$614	$17,842

As of September 30, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

In April 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock.  In August 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In July 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. Repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. As of September 30, 2007, we had repurchased 8,170,060 shares of our common stock under this program, for an aggregate of $170.4 million at an average price of $20.86 per share. Under the terms of our new senior credit facility, we are restricted from repurchasing our common stock for an aggregate purchase price that exceeds the sum of $25 million plus 50% of aggregate amount of our consolidated net income during the period from the effective date of the facility through the most recent quarter end for which we have filed quarterly financial statements.  We do not intend to repurchase shares for the remainder of 2007.

On April 26, 2007, we entered into a Senior Credit Agreement for a $300 million senior credit facility and an interim credit facility in connection with the funds certain requirements for the acquisition of SurfControl that was announced on April 26, 2007. We completed the acquisition of SurfControl on October 3, 2007. In order to finance a portion of the purchase price, on October 11, 2007, we amended and restated the Senior Credit Agreement. The $225 million senior credit facility described in our amended and restated Senior Credit Agreement consists of a five year $210 million term loan and a $15 million revolving credit facility. The term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. The senior credit facility is secured by substantially all of our assets, including pledges of stock of some of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. The term loan amortizes at a rate of 2.5%, 10%, 12.5%, and 15%, respectively, during the first four years of the term and 60% during the fifth year. The initial interest rate is LIBOR plus 250 basis points (7.62% for the first month), and is subject to step downs in the spread over LIBOR based upon  potential future improvements in our total leverage ratio.  We are required to use 50% of excess cash flow for fiscal year 2007 and then 25% after fiscal year 2007, as defined in the senior credit agreement, to make mandatory prepayments of principal, which are not subject to any prepayment penalties.  The amended and restated Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. The amended and restated Senior Credit Agreement also contains affirmative and negative covenants. We did not borrow any amounts under the original interim credit facility, which was terminated by its terms when the Senior Credit Agreement was amended and restated.

We believe that our unrestricted cash and cash equivalents balances, investments in marketable securities and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our one-time restructuring costs and capital expenditures, for at least the next 12 months.  Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements.  We may elect to raise funds for these purposes through capital markets transactions or debt or private equity transactions as appropriate, including drawdowns on our revolving line of credit, subject to the restrictions on incurring additional debt in our senior credit facility and our obligation to use all of the proceeds of any equity offering to make mandatory prepayments of principal under our senior credit facility.  We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any material off-balance sheet arrangements as defined in Regulation S-K Item 303 (a)(4).

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

Our interest income is exposed to changes in interest rates primarily from our short-term available-for-sale investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2007. Changes in interest rates over time will, however, affect our interest income. As of September 30, 2007, we did not use interest rate derivative instruments to manage exposure to interest rate changes.

After our acquisition of SurfControl, which closed on October 3, 2007, our interest expense will be subject to changes in interest rates for our borrowings under our variable rate senior credit facility.  Our senior credit agreement provides that we must maintain hedge agreements so that at least 50% of the aggregate principal amount of the term loan is subject to either a fixed interest rate or interest rate protection for a period of not less than 2.5 years.

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

Notional and fair values of our Euro and British Pound hedging positions at September 30, 2007 and 2006 are presented in the table below (in thousands):

	September 30, 2007			September 30, 2006
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Euro	€—	$—	$—	€2,200	$2,818	$2,841
British Pound	£—	—	—	£1,000	1,871	1,858
Total		$—	$—		$4,689	$4,699

The $2.8 million notional decrease in our Euro hedged position at September 30, 2007 compared to September 30, 2006 is primarily due to the need for funds required for the SurfControl acquisition. There were no Euro contacts outstanding as of September 30, 2007.  For both the three and nine months ended September 30, 2007, less than 15% of our total billings were denominated in the Euro. We do not expect Euro billings to represent more than 15% of our total billings during 2007.

The $1.9 million notional decrease in our British Pound hedged position at September 30, 2007 compared to September 30, 2006 is primarily due to the natural hedge against our British Pound expenditures by billings in the British Pound which began in May 2007. As of September 30, 2007 no British Pound contracts were outstanding.  We do not expect to hedge the British Pound as we continue billing in the British Pound which creates a natural hedge against our British Pound expenditures.

At September 30, 2007, we utilized a £200 million option contract, with a strike price of $2.10 or $420.0 million, and a £25 million ($51.2 million) forward, expiring on October 11, 2007 at a rate of $2.048 per British Pound, to hedge the purchase price for SurfControl. There were no such contracts related to the SurfControl acquisition outstanding as of September 30, 2006.  We subsequently sold the £200 million option and entered into GBP forward contracts expiring on October 11, 2007. After the funding for the SurfControl acquisition was fully disbursed, we do not expect to enter into any additional foreign currency hedges related to the acquisition of SurfControl.

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

Part II - Other Information

Item 1. Legal Proceedings

On September 29, 2006, Jason Tauber filed a putative class action against us and other unidentified individuals in California Superior Court for the County of San Diego, captioned Tauber v. Websense. The complaint alleges that the plaintiff and a putative class of certain software engineers and computer professionals who worked for us as exempt employees during the period from September 15, 2002 through the present should have been classified as non-exempt employees under California law and should have been paid for overtime. The complaint also alleges related wage and hour violations of the California Labor Code arising from the alleged misclassification and that the failure to pay overtime constitutes an unfair business practice under California Business and Professions Code §17200. The complaint seeks unspecified damages for unpaid overtime, prejudgment interest, attorneys’ fees and other costs, statutory penalties for alleged violations, and other proper relief. The parties to the action have been granted preliminary court approval to settle all claims made in the putative class action, and the claims administrator has delivered notices to the alleged class members.  During the second quarter of 2007, the Company charged the $3.2 million of the pending settlement amount between the operating expense categories and cost of revenue on the consolidated statement of income, apportioned based upon the Company’s estimate of amounts payable to eligible individuals in the settlement. As of September 30, 2007, $3.2 million remains as a reserve within other accrued expenses on the consolidated balance sheet relating to this settlement.

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

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2007.

We have experienced declining growth rates, particularly for Web filtering sales to large enterprises in North America and Western Europe, and therefore need to increase our sales to small and medium sized business customers.*

Our growth plans for new sales in North America and Western Europe are largely dependent on our ability to increase sales in the SMB segment and maintain our subscription base in the large enterprise market through subscription renewals. We released our first product targeted at the SMB segment, Websense Express, in July 2007, and we cannot assure that we will have success in increasing sales to the SMB segment. We will also need to increase sales through our two-tier distribution channel in North America and our two-tier distribution arrangements in Western Europe that target SMB customers. Numerous competitors target the SMB segment for Web filtering and security sales, many of whom are different competitors from our primary competitors in the large enterprise space. If Websense Express does not meet our customers’ expectations in the SMB segment or if we fail to compete effectively for volume business through our two-tier distribution model, our financial results will be negatively affected.

We have moved toward a two-tier distribution channel in North America which is intended to increase the quantity of our indirect sales.*

As we continue to move toward a two-tier indirect sales model in North America, our revenue will be derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Ingram Micro and All Tech are our only broad-line distributors in North America, so the success of our North American sales efforts is reliant on their success in selling our products to their reseller network. Our indirect sales model involves a number of additional risks, including:

•       our resellers and distributors, including Ingram Micro and All Tech, are not subject to minimum sales requirements or any obligation to market our products to their customers;

•       we cannot control the level of effort our resellers and distributors expend or the extent to which any of them will be successful in marketing and selling our products;

•       we cannot assure that our channel partners will market and sell our new product offerings such as our security-oriented offerings and our new ILP offerings;

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

Acquired companies or technologies can be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.*

In January 2007, we acquired PortAuthority Technologies Inc., and on October 3, 2007 we acquired SurfControl.  We may acquire additional companies, services and technologies in the future as part of our efforts to expand and diversify our business. Although we review the records of companies or businesses we are interested in acquiring, even an in-depth review may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies. Integration of acquired companies may disrupt or slow the momentum of the activities of our business.

In the case of the SurfControl acquisition, we expect to achieve cost synergies from restructuring of the combined businesses following the closing.  As previously disclosed, we expect that the combination with SurfControl will be dilutive to our earnings during the fourth quarter of 2007.  We expect to incur restructuring and other related expenses that will negatively affect our results of operations under generally accepted accounting principles.  The size and scope of the acquisition of SurfControl increase both the scope and consequence of ongoing integration risks. We may not successfully address the integration challenges in a timely manner, or at all, and we may not fully realize all of the anticipated benefits or synergies of the SurfControl acquisition (which are principally associated with restructurings, including workforce reductions and other operational efficiencies).  The timing of the achievement of synergies may also deviate from our estimates depending upon the success of the integration process.

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

•       assume certain liabilities;

•       incur additional debt, such as the debt we incurred to partially fund the acquisition of SurfControl;

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

The covenants in our new senior credit facility restrict our financial and operational flexibility, including our ability to complete additional acquisitions and invest in new business opportunities.*

In connection with our acquisition of SurfControl, on October 11, 2007 we entered into an amended and restated senior credit facility to provide financing for a substantial portion of the acquisition purchase price.  Our senior credit facility contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments, including investments in our subsidiaries, make other restricted payments, pay down subordinated debt, swap or sell assets, merge or consolidate or make acquisitions.  An event of default under our senior credit facility could allow the lenders to declare all amounts outstanding with respect to the senior credit facility to be immediately due and payable.  As collateral for the loan, we pledged substantially all of our consolidated assets and the stock of some of our subsidiaries (subject to limitations with respect to foreign subsidiaries) to secure the debt under our senior credit facility.  If the amounts outstanding under the senior credit facility were accelerated, the lenders could proceed against those consolidated assets and the stock of our subsidiaries.  Any event of default, therefore, could have a material adverse effect on our business.  Our senior credit facility also requires us to maintain specified financial ratios.  Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure that we will meet those ratios.

The amount of our debt outstanding may prevent us from taking actions we would otherwise consider in our best interest.*

On October 11, 2007, we borrowed $210 million under the senior credit agreement.  As a result, we are incurring interest expense for the amounts we borrowed under the senior credit facility, and we expect our income from our cash, cash equivalents and marketable securities to decline as we used a significant portion of our cash to fund a portion of the acquisition cost.   This debt and the limitations our senior credit facility impose on us could have important consequences, including:

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

Our future success depends on our ability to sell new, renewal and upgraded Web filtering and Web security subscriptions.*

Substantially all of our revenue in the first nine months of 2007 was derived from new and renewal subscriptions to our Web filtering and Web security products, and we expect that a significant majority of our sales for the fourth quarter of 2007 will continue to be derived from our Web filtering and security products as well as from sales of SurfControl’s products. We expect sales of our ILP products and other products under development to comprise only a very small portion of our overall sales in the fourth quarter of 2007. If our Web filtering and security products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired.  If we cannot sufficiently increase our customer base with the addition of new customers, particularly in the SMB segment, increase seats under subscriptions from existing customers or renew a sufficient number of SurfControl’s Web filtering customers or migrate them to our Web filtering product, we will not be able to grow our business to meet expectations.

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

Failure of our security products, including our ILP products and on-demand security solutions to achieve more widespread market acceptance will seriously harm our business.*

Our future financial performance depends on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our security offerings. On January 8, 2007, we acquired PortAuthority Technologies, Inc., and as a result of that acquisition, we now sell Websense Content Protection Suite, our ILP offering for the content security market.   In addition, on October 3, 2007, we acquired SurfControl, and as a result of that acquisition, we now sell on-demand security solutions based upon SurfContol’s BlackSpider technology.  We may not be successful in achieving market acceptance of these or any new products that we develop.   Moreover, our recent increased emphasis on the development, marketing and sale of our security offerings and ILP products as well as the integration of SurfControl could distract us from sales of our core Web filtering and Web security offerings, negatively impacting our overall sales. Any failure or delay in diversifying our existing offerings, or diversification at the detriment to our core Web filtering and Web security offerings, could harm our business, results of operations and financial condition.

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

Our current principal competitors include:

•       companies offering Web filtering and Web security solutions, such as Microsoft, Symantec, McAfee, Cisco Systems, Juniper Networks, Message Labs, Trend Micro, Google, ScanSafe, Blue Coat Systems, Secure Computing, Alladin, Finjan, FaceTime, Mi5 Networks, St. Bernard Software, 8e6 Technologies, Marshal, Clearswift, Sophos, Barracuda, Digital Arts and Computer Associates;

•       companies integrating Web filtering into specialized security appliances, such as 8e6 Technologies, Blue Coat Systems, Cisco Systems, McAfee, WatchGuard and SonicWALL;

•       companies offering information leak prevention solutions, such as Vontu (recently announced to be acquired by Symantec), Verdasys, Vericept, Tablus, Symantec, Secure Computing, IBM, Reconnex, Provilla, Proofpoint, Palisade Systems, Orchestria, Oakley Networks, McAfee, Intrusion, Fidelis, Checkpoint and Code Green Networks;

•       companies offering messaging security, such as McAfee, Symantec, Google, Barracuda, Secure Computing, Sonicwall, Tumbleweed, Messagelabs, MXlogic, Microsoft, Proofpoint and Borderware

•       companies offering on-demand e-mail and web security services, such as Google, Messagelabs, McAfee, Symantec, MXLogic, and Scansafe;

•       companies offering desktop security solutions such as Check Point Software, Cisco Systems, McAfee, Microsoft, Symantec, Computer Associates, Internet Security Systems (IBM) and Trend Micro; and

•       companies offering proxy based solutions such as Microsoft, BlueCoat Systems, Cisco Systems and Juniper.

As we develop and market our products with an increasing security-oriented emphasis, we also face increasing competition from security solutions providers. Many of our competitors within the Web security market, such as Symantec, McAfee, Trend Micro, Cisco Systems and Microsoft enjoy substantial competitive advantages, including:

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

Our international operations involve risks that could increase our expenses, adversely affect our operating results, and require increased time and attention of our management.*

We have significant operations outside of the United States, including research and development, sales and customer support. We have established engineering operations in Beijing, China, and acquired PortAuthority Technologies, Inc., whose engineering efforts are based in Israel. We intend to maintain our principal engineering efforts for our ILP products in Israel.  SurfControl also has substantial engineering operations outside the United States, including in the United Kingdom, Australia and China.

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

Sales to customers outside the United States have accounted for a significant portion of our revenue, which exposes us to risks inherent in international sales.*

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented 41% of our total revenue generated during the quarter ended September 30, 2007 compared with 37% of our total revenue during the quarter ended September 30, 2006. As a key component of our business strategy to generate new business sales, we intend to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

Our international revenue is currently primarily denominated in U.S. dollars. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our products more expensive for international customers, which could harm our business. We currently bill certain international customers in Euros and British Pounds. SurfControl has historically billed certain international customers in Euros, British Pounds, Australian Dollars, China Yuan Renminbi, Singapore Dollars, Japanese Yen and Israel New Shekels. This may increase our risks associated with fluctuations in foreign currency exchange rates since we cannot be assured of receiving the same U.S. dollar equivalent as when we bill exclusively in U.S. dollars. We engage in currency hedging activities with the intent of limiting the risk of exchange rate fluctuation. Our hedging activities also involve inherent risks that could result in an unforeseen loss. If we fail to properly forecast rate fluctuations these activities could have a negative impact.

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

We may spend significant time and money on research and development to design and develop our ILP products. If these products fail to achieve broad market acceptance in our target markets, we may be unable to generate significant revenue from our research and development efforts. Moreover, even if we are able to develop information leak prevention products, they may not be accepted in our target markets. As a result, our business, results of operations and financial condition would be adversely impacted.

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

Our products are complex and are deployed in a wide variety of complex network environments. Our products may have errors or defects that users identify after deployment, which could harm our reputation and our business. In addition, products as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of our products, and we expect to find such errors in the future. Because customers rely on our products to manage employee behavior to protect against security risks and prevent the loss of sensitive data, any significant defects or errors in our products may result in negative publicity or legal claims. For example, an actual or perceived breach of network or computer security at one of our customers, regardless of whether the breach is attributable to our products, could adversely affect the market’s perception of our security products. Moreover, parties whose Web sites or software applications are placed in security-risk categories or other categories with negative connotations may seek redress against us for falsely labeling them or for interfering with their business. The occurrence of errors could adversely affect sales of our products, divert the attention of engineering personnel from our product development efforts and cause significant customer relations or legal problems.

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

In the future, vendors of hardware and of operating system software or other software may continue to enhance their products or bundle separate products to include functions that are currently provided primarily by network security software. If network security functions become standard features of computer hardware or of operating system software or other software, our products may become obsolete and unmarketable, particularly if the quality of these network security features is comparable to that of our products. Furthermore, even if the network security and/or management functions provided as standard features by hardware providers or operating systems or other software is more limited than that of our products, our customers might accept this limited functionality in lieu of purchasing additional software. Sales of our products would suffer materially if we were then unable to develop new Web filtering, security and ILP products to further enhance operating systems or other software and to replace any obsolete products.

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

Any failure to protect our proprietary technology would negatively impact our business.*

Intellectual property is critical to our success, and we rely upon trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our Websense and SurfControl brands. We rely on trade secrets to protect technology where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, collaborators and consultants to enter into confidentiality agreements, we cannot assure that these agreements will not be breached or that we will have adequate remedies for any breach. We may not be able to adequately protect our trade secrets or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information.

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

We currently have only nine issued patents in the United States and six patents issued internationally, and we may be unable to obtain further patent protection in the future. We have other pending patent applications in the United States and in other countries. We cannot ensure that:

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

Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as U.S. laws, and mechanisms for enforcement of intellectual property rights may be inadequate. As a result our means of protecting our proprietary technology and brands may not be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, including the misappropriation or misuse of the content of our proprietary databases of universal resource locators (“URLs”) and software applications. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.

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

If we cannot effectively manage our internal growth and the integration of acquired businesses, our business revenues, profit margins and prospects may suffer.*

If we fail to manage our internal growth and the integration of acquired businesses in a manner that minimizes strains on our resources, we could experience disruptions in our operations that could negatively affect our revenue, billings or profitability.  We are pursuing a strategy of organic growth through implementation of two-tier distribution, international expansion, introduction of new products and expansion of our product sales to the small and medium sized businesses. We also completed two strategic acquisitions, and are continuing the process of integrating PortAuthority and SurfControl.  Finally, we have opened or acquired engineering centers in China, Israel, the United Kingdom and Australia.  Each of these initiatives requires an investment of our financial and employee resources and involves risks that may result in a lower return on our investments than we expect. These initiatives also may limit the opportunities we pursue or investments we would otherwise make, which may in turn impact our prospects.

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
10.1(4)

$225,000,000 Amended and Restated Senior Credit Agreement, among Websense, Inc. as borrower, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc. as sole lead arranger and sole bookrunner, Morgan Stanley Senior Funding, Inc. as senior administrative agent, Bank of America, N.A., as syndication agent, Key Bank National Association, JP Morgan Chase Bank and Citibank, N.A., as co-documentation agents, Morgan Stanley Senior Funding, Inc. as senior administrative agent, and Morgan Stanley & Co. Incorporated, as senior collateral agent for the benefit of the secured parties.

10.2(4)	Amended and Restated 2000 Stock Incentive Plan.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)             Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on May 2, 2007.

(2)             Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 3, 2000.

(3)             Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on April 19, 2007.

(4)             Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on October 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: November 8, 2007	By:	/s/ GENE HODGES
Gene Hodges
Chief Executive Officer

Date: November 8, 2007	By:	/s/ DUDLEY MENDENHALL
Dudley Mendenhall
Chief Financial Officer

EXHIBIT INDEX

2.1(1)	Transaction Agreement by and among Websense, Inc., Websense SC Operations Limited and SurfControl plc, dated April 26, 2007.
2.2(1)	Rule 2.5 Announcement.
3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(3)	Amended and Restated Bylaws.
4.1(2)	Specimen Stock Certificate of Websense, Inc.
10.1(4)

$225,000,000 Amended and Restated Senior Credit Agreement, among Websense, Inc. as borrower, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc. as sole lead arranger and sole bookrunner, Morgan Stanley Senior Funding, Inc. as senior administrative agent, Bank of America, N.A., as syndication agent, Key Bank National Association, JP Morgan Chase Bank and Citibank, N.A., as co-documentation agents, Morgan Stanley Senior Funding, Inc. as senior administrative agent, and Morgan Stanley & Co. Incorporated, as senior collateral agent for the benefit of the secured parties.

10.2(4)	Amended and Restated 2000 Stock Incentive Plan.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)    Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on May 2, 2007.

(2)             Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 3, 2000.

(3)             Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on April 19, 2007.

(4)             Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on October 17, 2007.