Form 10-K
period 2007-12-31
WEBSENSE INC
filed 2008-02-28
CIK 1098277

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act): Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2007 was approximately $954 million (based on the closing price for shares of the registrant's Common Stock as reported by the Nasdaq Global Select Market for that date). Shares of Common Stock held by each officer, director and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

         The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of February 15, 2008 was 45,434,245.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 4, 2008 are incorporated by reference into Part III. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2007.

         Certain exhibits filed with the registrant's prior registration statements, periodic reports on form 8-K, forms 10-K and forms 10-Q are incorporated herein by reference into Part IV of this Report.

Websense, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2007

PART I

Forward-Looking Statements

        This report on Form 10-K may contain "forward-looking statements" within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as "may," "will," "expects," "anticipates," "intends," "plans," "believes," "estimates," or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

  •
  anticipated trends in revenue;

  •
  plans, strategies and objectives of management for future operations;

  •
  risks associated with integrating acquired businesses and launching new product offerings;

  •
  growth opportunities in domestic and international markets;

  •
  new channels of distribution;

  •
  customer acceptance and satisfaction with our products and services;

  •
  expected trends in operating and other expenses;

  •
  anticipated cash and intentions regarding usage of cash;

  •
  changes in effective tax rates; and

  •
  anticipated product enhancements or releases.

        These forward-looking statements are subject to risks and uncertainties, including those risks and uncertainties described herein under Part I, Item 1A "Risk Factors", which could cause actual results to differ materially from those anticipated as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

Item 1.    Business

Overview

        We are a leading provider of Web security and data loss prevention (DLP) solutions, providing products and services that protect organizations' employees and critical business data from external Web-based and email-based attacks, and from internal employee-generated threats such as an employee error and malfeasance. Our customers use our software products to provide a secure and productive computing environment for employees, business partners and customers. We offer a portfolio of Web security, data loss prevention and email and messaging security software that allow organizations to:

  •
  prevent access to undesirable and dangerous elements on the Web, such as Web sites that contain inappropriate content or sites that download viruses, spyware, keyloggers, phishing or pharming exploits and an ever-increasing variety of malicious code;

  •
  filter "spam" out of incoming email traffic;

  •
  filter viruses and other malicious attachments from email and instant messages;

  •
  manage the use of non-Web Internet traffic, such as peer-to-peer communications and instant messaging;

  •
  prevent the unauthorized use and loss of sensitive data, such as customer or employee information; and

  •
  control misuse of an organization's valuable computing resourses, including unauthorized downloading of high-bandwidth content.

        Collectively, these software products secure an organization's confidential data and increase the productivity of its employees so they can safely conduct business electronically with partners and over the Internet. Fundamental to our products are:

  •
  proactive discovery of Web and internal content, which is classified into highly granular database categories; and

  •
  policy enforcement software that automates enforcement of pre-defined business policies regarding acceptable users and uses of various content categories.

        Our databases of Web sites, Internet protocols and applications are continuously updated using a proprietary process of automatic content discovery, assessment and classification, with manual verification. Our systems scan more than 600 million Web sites and 300 million emails weekly for new Web-based and email-based threats. Additionally, our experience with the characteristics, behavior and reputations of malicious Web sites and malicious applications allows us to dynamically classify uncategorized Web sites and threats as they emerge. Our Web filtering policy enforcement software works in conjunction with these databases to allow organizations to define their usage policies, consistent with their unique requirements and corporate culture. Our data loss prevention software relies on a similar process of content discovery, assessment and classification, applied to an organization's internal information and combined with policy enforcement software.

        Over the past 14 years, Websense has evolved from a reseller of computer security products to a leading provider of content security software solutions, including Web security, email and messaging security and data loss prevention solutions. Our first Web filtering software product was released in 1996 and prevented access to inappropriate Web content. Since then, we focused on adapting our Web filtering capabilities to address changing Internet use patterns in the workplace and the growing incidence of Web-based criminal activity. In January 2007, we entered the emerging market for data loss prevention and acquired PortAuthority Technologies, Inc. (PortAuthority), our technology development partner for DLP solutions. In October 2007, we acquired SurfControl plc (SurfControl), a leading provider of Web and email security software solutions, which expanded our product portfolio to include email security software and hosted Web and email security solutions.

        We derive the majority of our revenue from our Web security and email security offerings and expect that a majority of our revenues will continue to come from these products for several years. The market for data loss prevention solutions is still in the early phases of development, and therefore will only comprise a small percentage of our revenues in 2008.

        We operate in one industry segment, as defined by U.S. generally accepted accounting principles.

        We commenced operations in 1994 as NetPartners Internet Solutions, Inc., a reseller of computer security products. In 1999, we changed our name to Websense, Inc. to reflect the shift in our business focus to a developer of Web filtering solutions. Our principal offices are located at 10240 Sorrento Valley Road, San Diego, California 92121.

Industry Background

        As part of their overall business strategies, many organizations use the Internet to enable critical business applications that are accessed over their corporate networks. Many employees also use their organization's computing resources for recreational "Web surfing," peer-to-peer file sharing, downloading of high-bandwidth content, instant messaging and other personal matters. However, unmanaged use of corporate computing resources, including Internet access, can result in increased risk and cost to the organization, including increased security risks, lost employee productivity, increased network bandwidth consumption, and potential legal liability. In recent years, the same activities that made employees efficient and productive—doing research over the Internet, sharing files and sending instant messages and emails to customers and co-workers—have also made IT infrastructures and valuable corporate data vulnerable to external threats such as mobile malicious code, spyware, viruses, Trojan horses and phishing and pharming exploits.

        Additionally, as organizations create collaborative networks with their customers, suppliers, technology partners and other stakeholders, they increase the amount of confidential and sensitive data that travels across these networks. Securing this data from internal threats, such as inadequate business process controls, employee error and malfeasance as well as undetected malicious code, has become a top priority for information technology executives.

        Given the necessity of corporate email and Internet access and the continuing worldwide adoption of the Web as a mass communication, entertainment, information and commerce medium, we believe there is a significant opportunity for Web security, messaging security and data loss prevention solutions. Although the Web and e-mail are the primary drivers of Internet traffic today, the rapid emergence of Internet-enabled applications creates the need for software that applies management and security policies to different data types, applications, and protocols, at multiple points in the information technology infrastructure and across multiple communication technologies. To effectively address the needs of connected organizations in today's Internet-enabled business environment, software tools implement policy-based security measures that are user, content and destination aware. In order to protect against external and internal threats, organizations must be able to manage who uses what information as well as where and how the information can be sent or shared.

Our Products and Services

        Our products protect data and users from threats to information security and productivity loss and can be grouped into three segments: Web security, messaging security and data security. We offer Web security and messaging security products that are available as server-based, on customer-premises software or as hosted, on-demand solutions. Our data security products are currently available as a server-based solution installed at the customer's site.

        Our Web security products protect from Web-based malicious attacks by blocking access to compromised and malicious Web sites and mitigate the productivity risks associated with unmanaged Web surfing. Our messaging security products filter unsolicited and unwanted emails (spam) and malicious file attachments. Our data security products protect against the loss of confidential information due to internal threats, such as inadequate business process controls, employee error and malfeasance or undetected malicious code. Collectively, these products provide customers with Essential Information Protection™, allowing IT administrators to manage who uses what information, where it can go and how.

        We typically sell subscriptions to our products based on the number of seats or devices to be managed. Revenues from sales of subscriptions to Web security solutions and related add-on products accounted for the majority of our revenues in 2007 and all of our revenues in 2006 and 2005.

Web Security

        Our Web security products are based on our policy enforcement software, Websense Enterprise®, which serves as the management and reporting platform for our Web filtering and Web security products. Our Web security software works in conjunction with our databases of categorized Web sites, protocols and malicious applications to give business managers the ability to automate the enforcement of highly customized Internet and application use policies for different users and groups within the business. The software allows organizations to manage employees' use of the Internet by filtering access to Web sites and Internet protocols while providing multiple options for identifying, analyzing and reporting on Internet activity and the risks associated with employee computing.

        We populate our Web filtering and Web security databases using a proprietary process of automatic content assessment and classification, with manual verification. Our systems scan more than 600 million Web sites and 300 million emails weekly for new Web-based and email-based threats. Additionally, our experience with the characteristics, behavior and reputations of malicious Web sites allows us to dynamically classify uncategorized sites as they are discovered.

        Websense Enterprise.    Websense Enterprise enables employers to proactively analyze, report and manage employee access to Web sites based on the content of the requested Web site. Our software application works in conjunction with a database of more than 30 million Web sites to provide patented flexibility for managers when customizing, implementing and modifying Internet access policies for various groups, user types and individuals. A graphical interface enables business managers to define the categories of Web sites to which access will be managed. The filtering software examines each Internet access request, determines the category of the requested Web site and applies the policies that have been defined by the company. Some examples of management options include:

  •
  Allow:    The request is allowed to proceed, because the organization has chosen not to restrict access to the category applicable to the Web site.

  •
  Block:    The requested Web site is in a category that is not allowed to be accessed according to the organization's policy in effect.

  •
  Time-based Quotas:    Users are allowed a specified amount of personal Web surfing time within categories that are determined by the administrator. Once the user reaches his or her quota time, he or she is no longer able to access sites in those categories.

  •
  Continue with Exception Report:    The user is reminded about the organization's Internet usage policy, but can choose to access the requested Web site.

  •
  Time of Day:    Filtering options can be managed by time of day. For example, access to shopping sites could be blocked during business hours and permitted at all other times.

        The breadth and specificity our of Web site categorization provide flexibility in selecting which types of material should be allowed, blocked or reported. There are currently more than 90 categories in the basic Web filtering product.

        Reporting and Analysis.    Websense Enterprise includes several reporting modules to meet the information needs of different management groups.

  •
  Websense® Reporter is a batch-based reporting application that can generate tabular and graphical reports and dynamically generate thousands of exploratory reports based on an organization's historical Internet use. It analyzes information from Internet monitoring logs and builds visual charts in a variety of pre-set or customizable formats for easy distribution to and interpretation by managers.

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

        Deployment Options.    Websense Enterprise integrates with an organization's network server, proxy server, switch, router or firewall and is designed to work in networks of virtually any size and configuration. Websense Enterprise can support everything from small businesses to very large corporations. We currently offer three deployment options:

  •
  integrated deployment on a separate server that is tightly integrated with the network gateway platform to offer pass-through filtering that maximizes stability, scalability and performance;

  •
  embedded deployment on an appliance or gateway product to reduce hardware expense and enhance ease-of-use, particularly in remote locations; and

  •
  stand-alone deployment utilizing a network agent to deliver pass-by filtering capabilities in any network environment.

        Websense Web Security Suite.    The Websense Web Security Suite™ combines the functionality and database categories of the basic Websense Enterprise with the Security Filtering™ categories and several additional services, including Real Time Security Updates™ and Websense Web Protection Services™, for a bundled price. The Websense Web Security Suite was created to streamline the purchase process for our customers and simplify the sales process for our value-added resellers.

  •
  Security Filtering.  Security Filtering augments the database categories included as part of our basic Web filtering solution with categories for spyware and phishing Web sites, as well as sites compromised with malicious code. We continually update our security-specific filtering categories as new malicious or compromised Web sites are identified by our ThreatSeeker™ technology.

  •
  Real Time Security Updates.  Real Time Security Updates™ allow subscribing organizations to receive database updates for Web-based and application-based threats in real time as they are identified and categorized by the Websense Security Labs™. Websense Security Labs scans more than 600 million Web sites and 300 million emails every week to identify new Web-based and blended threats.

  •
  Websense Web Protection Services™: SiteWatcher™, BrandWatcher™ and ThreatWatcher™ Services. The SiteWatcher and BrandWatcher services monitor our customers' Web sites and brands, respectively, for malicious code or illegal use in a phishing attack and notify the customer if either occurs. The ThreatWatcher service helps customers prevent malicious attacks on their Web servers by identifying security vulnerabilities.

        Websense Express.    Websense Express™ is our Web security solution for small and medium sized businesses that require a simple and affordable solution. Websense Express is available to organizations with under 1,000 users and includes both basic Web filtering and Security Filtering, but does not include Real Time Security Updates or Web Protection Services.

        Websense Hosted Web Security.    Websense Hosted Web Security is a managed software service that directs a customer's Web site requests to a centralized server hosted by Websense that provides Web malware protection and granular Web filtering without the need for the customer to maintain an on-site, server-based solution. The hosted deployment model provides centralized policy management for any type of environment, including those with remote locations, home offices, and mobile laptops. Hosted Web Security can be deployed as a complete Web filtering and security solution or it can be layered with existing on-premise security to provide additional layers of Web malware protection.

Data Security

        Our data security products protect against the loss of confidential information due to internal threats, such as inadequate business process controls, employee error and malfeasance, and undetected malicious code. We have leveraged our deep knowledge of the Internet and Web-based threats to create integrated policy controls that are "destination-aware," thereby preventing the transmission of sensitive data to known or suspected malicious Web sites.

        Websense Data Security Suite.    Websense Data Security Suite, formerly known as the Websense Content Protection Suite, is based on the data loss prevention technology we acquired through the purchase of PortAuthority in January 2007. It is an integrated data loss prevention solution that protects against data loss by identifying and categorizing sensitive or confidential data based on its characteristics, monitoring the movement of sensitive data throughout the network and enforcing pre-determined usage and movement policies. The Websense Data Security Suite leverages our knowledge of high-risk Web sites to prevent the transfer of sensitive or confidential data to known or suspected phishing sites.

        The Websense Data Security Suite:

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

        The Websense Data Security Suite includes built-in policy templates for easy, out-of-the-box policy creation and a sophisticated policy engine to address the most common compliance requirements for United States federal and state regulations, as well as industry regulations such as the Payment Card Industry Data Security Standard (PCI DSS) and Check 21 Act, Canada's Personal Information Protection and Electronic Documents Act (PIPEDA) and international government and banking regulations for the European Union, United Kingdom, Israel, South Africa, Australia and Singapore. These templates are automatically updated as regulations change.

        The Websense Data Security Suite is available in three modules: Websense Data Discover, Websense Data Monitor, and Websense Data Protect.

  •
  Websense Data Discover.  Websense Data Discover provides organizations with discovery of confidential information stored on the network desktops, laptops, and file servers. It includes digital fingerprinting technology to identify virtually any type of data (e.g., customer data, intellectual property and other confidential data), and robust reporting and incident workflow to manage data at rest. Websense Data Discover provides situational awareness of where confidential data is stored, to assess whether it is at risk of leaking outside the organization, and helps manage compliance and risk.

  •
  Websense Data Monitor.  Websense Data Monitor provides enterprise-wide auditing of a broad array of both external and internal communications channels, including the web, email, print, and instant messaging. It includes over 550 built-in policy templates for regulatory compliance and corporate governance, as well as digital fingerprinting technology to accurately identify confidential data in motion. Websense Data Monitor helps organizations audit business processes with an advanced policy framework that identifies who is sending what data where, and how, providing actionable intelligence and a set of remediation tools to reduce risk of data leakage and manage compliance.

  •
  Websense Data Protect.  Websense Data Protect includes Websense Data Monitor, and supplements that with built-in, automated policy enforcement to secure an organization's data. Its policy framework maps data policies to business processes, and is based on real-time knowledge of the user, the data, the destination, and the channel. Websense Data Protect provides automated policy controls for data in use and data in motion, with real-time reporting for global regulatory compliance and corporate governance. With Websense Data Protect, organizations can utilize enforcement actions such as blocking, quarantining, forced encryption, and notification, in addition to incident management tools to prevent data leakage, improve business processes, and manage compliance and risk.

Messaging Security

        Our messaging security solutions include our on-premise and hosted email filtering solutions to provide protection from spam and viruses, as well as basic inbound and outbound content filtering that enforces corporate governance policies.

        Websense Hosted Email Security.    Websense Hosted Email Security is a managed service that directs customer email traffic to a centralized server hosted by Websense that filters email traffic without the need for the customer to install software on an on-site server in order to protect against viruses, spam, and phishing before they reach the customers' network. Our service will also encrypt sensitive email before forwarding such email to its destination.

        Websense Email Security.    Websense Email Security is a server-based software solution that filters outbound and inbound email traffic to perform content filtering and policy enforcement within an organization. Our email software blocks threats such as spam, phishing, and viruses, and protects confidential data within email and attachments, providing out-of-the-box compliance and basic data loss prevention.

Other SurfControl Products

        Through our acquisition of SurfControl, we acquired certain legacy products for which we do not have long-term plans. The end-of-sale or end-of-life date for these products varies.

        We continue to sell renewal subscriptions to SurfControl Web Filter and the SurfControl Mobile Filter and anticipate supporting these products through at least December 31, 2011. We have also enhanced the solutions by supplementing the SurfControl URL database with additional Web filtering and security coverage provided by Websense Security Labs and ThreatSeeker technology. We no longer accept new subscriptions to these products from customers as of January 8, 2008. In addition, we continue to sell new and renewal subscriptions to SurfControl RiskFilter within China.

        For the products listed below, we accepted new subscriptions and renewals only through January 8, 2008. We no longer sell these legacy SurfControl products:

  •
  SurfControl Enterprise ThreatShield;

  •
  SurfControl Web Filter Appliance;

  •
  SurfControl RiskFilter (outside of China); and

  •
  SurfControl E-mail Filter for Exchange 2000/2003.

Additional Websense Services

  •
  Platinum Support.  Platinum Support gives customers experienced, personalized service, plus proactive support and continuing education, to help ensure the performance, reliability, and availability of each Websense solution.

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

        In 2005, we implemented the Websense Web Security Ecosystem™, a comprehensive ecosystem of world class security and networking technology providers that enable easy deployment and integration of Websense solutions in enterprise environments. The Websense Web Security Ecosystem provides interoperability of joint solutions with vendors from leading security and networking markets, including: network access control, Internet gateways, certified appliance platforms, security event management and identity management.

        The table below lists many of the platforms with which Websense products operate or plan to operate:

Firewall Solutions:
•  Check Point Software
•  Cisco PIX
•  CP Secure
•  Juniper Networks/NetScreen
•  Microsoft ISA Server
•  SonicWall

Appliance Solutions:
•  Blue Coat Systems
•  Celestix MSA
•  Cisco Systems Content Engine
•  Crossbeam Systems C-Series
•  Crossbeam Systems X-Series
•  Network Engines NS
•  Resilience NetSquad
•  Stratacache Flyer

Identity Management Solutions:
•  HP Open View
•  IBM Tivoli
•  Microsoft Identity Integration Server
•  Novell Nsure
• Sun Microsystems Identity Manager

Cache/Proxy Solutions:
•  Blue Coat Systems
•  Cisco Content Engine
•  Citrix Presentation Server
•  Inktomi Traffic Server
•  Microsoft Proxy Server
•  Network Appliance NetCache
•  Squid Proxy
•  Stratacache Flyer
•  Sun ONE Web Proxy Server (formerly iPlanet)
Switch/Router Solutions:
•  Cisco Catalyst Switches
•  Cisco Routers
•  ADTRAN Net Vanta

Security Event Management Solutions:
•  Arcsight
•  Network Intelligence

Network Access Control Solutions:
• Cisco Network Admission Control

        In 2006, PortAuthority formed the DATASEC Alliance, a strategic partnership program designed to bring together best-of-breed products to enable enterprises to control their sensitive information. These partnerships foster interoperability with complementary technology vendors, allowing customers to deploy comprehensive data protection and compliance solutions. DATASEC Alliance members include Internet gateway platform vendors, secure messaging/communication vendors, endpoint security solution vendors and security analysis vendors, such as:

•	BlueCoat	•	Safend
•	Checkpoint	•	LogLogic
•	FaceTime	•	PostX
•	Tumbleweed	•	PGP Corporation

Customers

        Our more than 50,000 customers range from companies with as few as 10 employees to members of the Global 1,000 and to government agencies and educational institutions. In total, these customers have subscribed to approximately 43 million seats as of December 31, 2007. Ingram Micro, our broad-line distributor for North America, accounted for approximately 12% of our revenue during 2007. No customer accounted for more than 10% of our total revenues in 2006 or 2005.

Sales, Marketing and Distribution

        Sales.    Our sales strategy is to increase sales to new customers and increase the renewal rate on subscriptions to existing customers by increasing the number and productivity of the resellers and distributors that sell our products. We sell our products and services primarily through indirect channels. For 2007, indirect channel sales comprised over 90% of total revenues. We expect our revenue will be derived almost entirely from sales through indirect channels, including distributors and value-added resellers that sell our products to end-users.

        We sell our products in the United States principally through a two-tier distribution system. We sell products to our distributors and our distributors distribute, market and support our Web security and Web filtering software through approximately 2,000 value added resellers Through joint marketing programs with Websense, our North American broad-line distributor, Ingram Micro, focuses its efforts on recruiting and servicing resellers focused on selling to small and medium-sized businesses (SMB), and on building awareness and demand within our existing North America channel partner base. We also sell directly to resellers that specialize in security software. These resellers often build implementation services around our products, particularly our Data Security Suite.

        Internationally, we sell our products through a multi-tiered distribution network of more than 1,500 distributors and resellers in over 100 countries, who in turn sell our products to customers located in over 150 countries.

        Our channel sales efforts are coordinated worldwide through a sales team of approximately 250 individuals. Certain customers, who are typically large organizations, from time to time require that we sell directly to them.

        In 2007, we generated 41% of our total revenue from customers outside of the United States. Revenue generated in the United Kingdom represented approximately 11% of our total revenue. See Note 6 of Notes to the Consolidated Financial Statements for further explanation of our revenue based on geography. Our current international efforts are focused on expanding our indirect sales channels in Europe, Latin America, Asia/Pacific, and Australia. Our continuing reliance on sales in international markets exposes us to risks attendant to foreign sales. See "Item 1A. Risk Factors—Sales to customers outside the United States have accounted for a significant portion of our revenue, which exposes us to risks inherent in international sales."

        Marketing.    Our marketing efforts are designed to raise awareness of the potential risks associated with unmanaged use of corporate computing resources and confidential data, generate qualified sales leads for our channel partners, and increase recognition of Websense as a leading provider of Web security, messaging security and data loss prevention solutions.

        Our marketing activities are targeted toward business executives, including information technology professionals, chief executives, upper level management and human resources personnel. We actively manage our public relations programs, communicating directly with technology professionals and the media, in an effort to promote greater awareness of the growing problems caused by external threats, such as viruses, spyware, phishing sites, and key logging, as well as internal threats such as the loss of confidential data and employee misuse of the Internet and other computing resources at work.

        We provide potential customers and channel partners with free trials of our software, typically for 30-day periods. Our marketing initiatives include:

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

Research and Development

        We maintain research and development facilities in San Diego and Los Gatos, California; Reading, England; Beijing, China; Sydney, Australia and Ra'anana, Israel. Our research and development department is divided into several groups, which include content operations, security research, software development, quality and assurance, and documentation. Individuals in different locations are grouped along product lines and work as part of cross-disciplinary teams designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully.

Competition

        The market for our products is fragmented, highly and increasingly competitive, quickly evolving and subject to rapid technological change. Increased competition and pricing pressures generally could result in reduced sales, reduced renewals and/or seat growth from existing customers, reduced margins or failure of our products to achieve or maintain more widespread market acceptance. Competitors vary in size and in the scope and breadth of the products and services they offer. Our current principal competitors include:

  •
  companies offering Web filtering and Web security solutions, such as Microsoft, Symantec/Vontu, McAfee, Cisco Systems, Juniper Networks, Message Labs, Trend Micro, Google/Postini, ScanSafe, Blue Coat Systems, Secure Computing, Alladin, Finjan, FaceTime, Mi5 Networks, St. Bernard Software, 8e6 Technologies, Marshal, Clearswift, Sophos, Barracuda, Digital Arts and Computer Associates;

  •
  companies integrating Web filtering into specialized security appliances, such as Blue Coat Systems, Cisco Systems, McAfee, WatchGuard, SonicWALL and 8e6 Technologies;

  •
  companies offering data loss prevention solutions, such as Symantec/Vontu, Verdasys, Vericept, EMC/Tablus, Secure Computing, IBM, Reconnex, Provilla, Proofpoint, Palisade Systems, Orchestria, Raytheon, McAfee, Intrusion, Fidelis, Check Point Software and Code Green Networks;

  •
  companies offering messaging security, such as McAfee, Symantec/Vontu, Google/Postini, Cisco/Ironport, Barracuda, Secure Computing, Sonicwall, Tumbleweed, Messagelabs, MXlogic, Microsoft, Proofpoint, Clearswift and Borderware;

  •
  companies offering on-demand e-mail and web security services, such as Google/Postini, Messagelabs, McAfee, Symantec/Vontu, MXLogic, Email Systems/Webroot, and Scansafe;

  •
  companies offering desktop security solutions such as Check Point Software, Cisco Systems, McAfee, Microsoft, Symantec/Vontu, Computer Associates, Internet Security Systems (IBM) and Trend Micro; and

  •
  companies offering proxy based solutions such as Microsoft, BlueCoat Systems, Cisco Systems and Juniper.

        We also face current and potential competition in Web filtering and Web security from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle Web filtering, Web security or other competitive products with their offerings. We compete against and expect increased competition from anti-virus software developers, traditional network management software developers and Web management service providers. In the data loss prevention market, we face competition from anti-virus software developers, e-mail filtering and security vendors, and providers of other software-based compliance solutions.

        We believe that the principal competitive factors affecting the markets for our products include, but are not limited to:

•	performance	•	innovation
•	quality	•	customer support
•	introduction of new products	•	frequency of upgrades and updates
•	brand name recognition	•	reduction of production costs
•	price	•	manageability of products
•	functionality	•	reputation

        We believe that we compete effectively against our competitors in each of these areas. However, many of our current and potential competitors, such as Symantec, McAfee, Trend Micro, Cisco Systems, Google and Microsoft, have significantly greater financial, technical, marketing or other resources. They may have significantly greater name recognition, established marketing and channel relationships both in the United States and internationally, better access to the SMB market, and access to a larger installed base of customers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the functionality of their products to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Intellectual Property Rights

        Our intellectual property rights are important to our business. We rely on a combination of trademark, copyright, patent and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and the Websense brand. We have registered our Websense trademark in the United States, Japan, the European Union, Canada, Australia, China, Switzerland, Norway, Mexico, Colombia, Argentina, Singapore, South Africa, Taiwan and Turkey. We have also registered the Websense Enterprise trademark in the United States, Japan, Canada, Australia and China. In addition, we have registrations for other Websense trademarks pending in several other countries. Effective trademark protection may not be available in every country where our products are available.

        We currently have six patents issued in the United States, three patents issued internationally, 21 patent applications pending in the United States and 45 pending international patent applications that seek to protect our proprietary database and Web filtering technologies, including issued patents and pending patent applications relating to our flexible filtering management options and WebCatcher and AppCatcher technologies, and pending patent applications relating to our ThreatSeeker technology. We also have three patents issued in the United States, two patents issued in an international market, 25 pending patent applications in the United States and 11 pending international patent applications that seek to protect data loss prevention and content distribution, including our PreciseID™ digital fingerprinting technology. No assurance can be given that any pending patent applications will result in issued patents.

        Our policy is to enter into confidentiality and invention assignment agreements with all employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. These protections, however, may not be adequate to protect our intellectual property rights.

Employees

        As of February 15, 2008, we had 1,180 employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

Executive Officers

        Our executive officers and their ages as of February 15, 2008 are as follows:

Name	Age	Position(s)
Gene Hodges	56	Chief Executive Officer
Douglas C. Wride	54	President
Dudley Mendenhall	53	Sr. Vice President and Chief Financial Officer
John McCormack	48	Sr. Vice President, Product Development
Michael A. Newman	38	Sr. Vice President, General Counsel and Secretary

        Gene Hodges has been the Chief Executive Officer of Websense Inc. since January 2006, and was the Company's President from January 2006 to April 2007. He has been a Director of Websense, Inc. since January 2006. Prior to joining Websense, Mr. Hodges served as President of McAfee, Inc. from November 2001 to January 2006. Mr. Hodges served as President of the McAfee Product Group from January 2000 to November 2001. From August 1998 to January 2000, he served as Vice President of Security Marketing. Mr. Hodges received a B.A. in Astronomy from Haverford College and completed the Harvard Advanced Management Program for business executives.

        Douglas C. Wride has been Websense, Inc.'s President since April 2007 and served as Chief Financial Officer and Secretary of Websense from June 1999 until August 2007. From March 1997 to December 1998, Mr. Wride served as Chief Financial Officer of Artios, Inc., a provider of hardware and software design solutions to companies in the packaging industry. Mr. Wride also served as Chief Operating Officer of Artios from July 1997 to December 1998. From April 1996 to March 1997, Mr. Wride served as Chief Operating Officer and Chief Financial Officer of NetCount, LLC, a provider of Internet measurement and research services. Mr. Wride is a C.P.A. and received his B.S. in Business/Accounting from the University of Southern California.

        Dudley Mendenhall joined Websense as Senior Vice President, Chief Financial Officer in August 2007. Prior to joining Websense, from April 2003 to August 2007, Mr. Mendenhall was Senior Vice President and Chief Financial Officer of K2, Inc., a publicly-traded sporting equipment manufacturer. Prior to joining K2, from March 2001 until March 2003, Mr. Mendenhall was Managing Director of the west coast Corporate Finance Group of Ernst & Young, an international accounting and consulting firm. From January 1990 through March 2001, Mr. Mendenhall held a number of executive positions at Bank of America. Mr. Mendenhall received his B.A. in Economics from Colorado College.

        John McCormack has served as our Senior Vice President, Product Development since July 2006. From October 2005 until May 2006, Mr. McCormack was Vice President of Engineering for Symantec Corporation, a publicly-traded security software company. Mr. McCormack joined Symantec through the acquisition of Sygate Technologies, Inc., where he was Senior Vice President of Product Development from May 2004 to October 2005. From 1997 to 2004, Mr. McCormack served in various capacities with Cisco Systems, Inc., a publicly-traded computer hardware and software company, most recently as General Manager of the Secure Managed Networks Business Unit. Mr. McCormack received his Masters degree in Engineering Management from George Washington University and a B.S. in Computer Science from the University of New Hampshire.

        Michael A. Newman has served as Senior Vice President, General Counsel and Secretary since August 2007, after serving as our Vice President and General Counsel from September 2002 to August 2007. From April 1999 to September 2002, he served in various capacities in the legal department of Gateway, Inc., a publicly-traded PC manufacturer, most recently as Senior Staff Counsel, Securities, Finance and Corporate Development. Prior to that, Mr. Newman practiced as an attorney in the San Diego offices of Cooley Godward, LLP and Latham & Watkins LLP, two of California's leading law firms. Mr. Newman received his B.S. in Business Administration from Georgetown University, and a J.D. from Harvard Law School.

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

        Our growth plans for new sales in North America and Western Europe are largely dependent on our ability to increase sales in the small and medium sized business (SMB) segment and maintain our subscription base in the large enterprise market through subscription renewals. We released our first product targeted at the SMB segment, Websense Express, in July 2007, and we cannot assure that we will have success in increasing sales to the SMB segment. We will also need to increase sales through our two-tier distribution channel in North America and our two-tier distribution arrangements in Western Europe that target SMB customers. We also now sell Websense Hosted Security Services to SMB customers, which is a new product offering we obtained via our acquisition of SurfControl in October 2007. This is a new service offering for Websense in a relatively new market segment and we have no sales track record within Websense for these offerings. Numerous competitors target the SMB segment for Web filtering and security sales, many of whom are different competitors from our primary competitors in the large enterprise market segment. If Websense Express and the Websense Hosted Security Services do not meet our customers' expectations in the SMB segment or if we fail to compete effectively for volume business through our two-tier distribution model, our financial results will be negatively affected.

Our revenue is derived almost entirely from sales through indirect channels and we depend upon these channels to create demand for our products.

        As we have moved toward a two-tier indirect sales model in North America, our revenue has been derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Ingram Micro is our only broad-line distributor in North America, so the success of our North American sales efforts is reliant on their success in selling our products to their reseller network. Ingram Micro accounted for approximately 12% of our revenue during 2007. Should Ingram Micro experience financial difficulties or otherwise delay or prevent our collection of accounts receivable from them, our revenue and cash flow would be significantly adversely effected. Our indirect sales model involves a number of additional risks, including:

  •
  our resellers and distributors, including Ingram Micro, are not subject to minimum sales requirements or any obligation to market our products to their customers;

  •
  we cannot control the level of effort our resellers and distributors expend or the extent to which any of them will be successful in marketing and selling our products;

  •
  we cannot assure that our channel partners will market and sell our new product offerings such as our security-oriented offerings, our data loss prevention offerings or our hosted security services;

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

        In January 2007, we acquired PortAuthority Technologies, Inc. (PortAuthority), and in October 2007 we acquired SurfControl plc (SurfControl). With respect to SurfControl, we expect to continue to incur restructuring and other related expenses that will negatively affect our results of operations under U.S. generally accepted accounting principles (GAAP). As a result of the SurfControl acquisition, Websense became an unprofitable operating business under GAAP after more than five years as a profitable operating business under GAAP. Given our subscription model, we expect to continue to operate at a loss under GAAP until we generate sufficient revenue from the subsequent renewal of subscriptions from the installed SurfControl customer base that will offset the expenses we began to incur as of the close of the SurfControl acquisition to operate the SurfControl business. Although we expect to continue to compete effectively for subscription renewals from the SurfControl customers, we face substantial competition and we may not retain as high a percentage of the SurfControl customer base as we expect.

        The size and scope of the acquisition of SurfControl also increase both the scope and consequence of ongoing integration risks that would be associated with any acquired business. We may not successfully address the integration challenges in a timely manner, or at all, and we may not fully realize all of the anticipated benefits or synergies of the SurfControl acquisition (which are principally associated with restructurings, including workforce reductions and other operational efficiencies). The timing of the achievement of synergies may also deviate from our estimates depending upon the success of the integration process.

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

        Acquisitions may also cause us to:

  •
  issue equity securities that would dilute our current stockholders' percentage ownership;

  •
  assume certain liabilities;

  •
  incur additional debt, such as the debt we incurred to partially fund the acquisition of SurfControl;

  •
  make large and immediate one-time write-offs and restructuring and other related expenses;

  •
  become subject to intellectual property or other litigation; and

  •
  create goodwill and other intangible assets that could result in significant impairment charges and/or amortization expense.

        We may acquire additional companies, services and technologies in the future as part of our efforts to expand and diversify our business. Although we review the records of companies or businesses we are interested in acquiring, even an in-depth review may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies. Integration of acquired companies may disrupt or slow the momentum of the activities of our business. As a result, if we fail to properly evaluate, execute and integrate acquisitions such as our PortAuthority and SurfControl acquisitions, our business and prospects may be seriously harmed.

The covenants in our senior secured credit facility restrict our financial and operational flexibility, including our ability to complete additional acquisitions and invest in new business opportunities.

        In connection with our acquisition of SurfControl in October 2007, we entered into an amended and restated senior secured credit facility to provide financing for a substantial portion of the acquisition purchase price. Our senior secured credit facility contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments, including investments in our subsidiaries, make other restricted payments, pay down subordinated debt, swap or sell assets, merge or consolidate or make acquisitions. An event of default under our senior secured credit facility could allow the lenders to declare all amounts outstanding with respect to the senior secured credit facility to be immediately due and payable. As collateral for the loan, we pledged substantially all of our consolidated assets and the stock of some of our subsidiaries (subject to limitations with respect to foreign subsidiaries) to secure the debt under our senior secured credit facility. If the amounts outstanding under the senior secured credit facility were accelerated, the lenders could proceed against those consolidated assets and the stock of our subsidiaries. Any event of default, therefore, could have a material adverse effect on our business. Our senior secured credit facility also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure that we will meet those ratios.

The amount of our debt outstanding may prevent us from taking actions we would otherwise consider in our best interest.

        In October 2007, we borrowed $210 million under the senior credit agreement and $190 million remained outstanding as of December 31, 2007. As a result, we are incurring interest expense for the amounts we borrowed under the senior secured credit facility, and we expect our income from our cash, cash equivalents and marketable securities to decline as we used a significant portion of our cash and marketable securities to fund a portion of the acquisition cost. This debt and the limitations our senior secured credit facility impose on us could have important consequences, including:

  •
  it may be difficult for us to satisfy our obligations under the senior secured credit facility;

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

        Substantially all of our revenue in the fiscal year ended December 31, 2007 was derived from new and renewal subscriptions to our Web filtering and Web security products, and we expect that a significant majority of our sales in 2008 will continue to be derived from our Web filtering and Web security products. We expect sales of our DLP products, hosted security services and other products under development to comprise a relatively small portion of our overall sales in 2008. If our Web filtering and Web security products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we cannot sufficiently increase our customer base with the addition of new customers, particularly in the SMB segment, increase seats under subscriptions from existing customers or renew a sufficient number of SurfControl's Web filtering customers or migrate them to our Web filtering product, we will not be able to grow our business to meet expectations.

        Subscriptions for our Web filtering and security products typically have durations of 12, 24 or 36 months. Our customers have no obligation to renew their subscriptions upon expiration. Our revenue also depends upon maintaining a high rate of sales of renewal subscriptions and in selling further subscriptions to existing customers in order to add additional seats or product offerings within their respective organizations. This may require increasingly costly sales efforts targeting senior management and other management personnel associated with our customers' Internet and security infrastructure. We may not be able to maintain or continue to generate increasing revenue from existing customers.

Failure of our security products, including our DLP products and hosted security solutions, to achieve more widespread market acceptance will seriously harm our business.

        Our future financial performance depends on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our security offerings. On January 8, 2007, we acquired PortAuthority Technologies, Inc., and as a result of that acquisition, we now sell the Websense Data Protection Suite, our DLP offering for the data security market. In addition, on October 3, 2007, we acquired SurfControl, and as a result of that acquisition, we now sell Websense Hosted Web Security and Websense Hosted Email Security, our hosted security services, and Websense Email Security. We may not be successful in achieving market acceptance of these or any new products that we develop. Moreover, our recent increased emphasis on the development, marketing and sale of our security offerings and DLP products as well as the integration of SurfControl could distract us from sales of our core Web filtering and Web security offerings, negatively impacting our overall sales. Any failure or delay in diversifying our existing offerings, or diversification at the detriment to our core Web filtering and Web security offerings, could harm our business, results of operations and financial condition.

We face increasing competition from much larger software and hardware companies, which places pressure on our pricing and which could prevent us from increasing revenue or returning to profitability. In addition, as we increase our emphasis on our security-oriented products, we face competition from better-established security companies that have significantly greater resources.

        The market for our products is intensely competitive and is likely to become even more so in the future. Our current principal Web filtering competitors frequently offer their products at a significantly lower price than our products, which has resulted in pricing pressures on sales of our product and potentially could result in the commoditization of products in our space. We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle Web filtering or other competitive products with their products. Increased competition may cause price reductions or a loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are unable to maintain the current pricing on sales of our products or increase our pricing in the future, our results of operations could be negatively impacted. Even if our products provide greater functionality and are more effective than certain other competitive products, potential customers might accept this limited functionality in lieu of purchasing our products. In addition, our own indirect sales channels may decide to develop or sell competing products instead of our products. Pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our products to achieve or maintain more widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition.

        Our current principal competitors include:

  •
  companies offering Web filtering and Web security solutions, such as Microsoft, Symantec/Vontu, McAfee, Cisco Systems, Juniper Networks, Message Labs, Trend Micro, Google/Postini, ScanSafe, Blue Coat Systems, Secure Computing, Alladin, Finjan, FaceTime, Mi5 Networks, St. Bernard Software, 8e6 Technologies, Marshal, Clearswift, Sophos, Barracuda, Digital Arts and Computer Associates;

  •
  companies integrating Web filtering into specialized security appliances, such as Blue Coat Systems, Cisco Systems, McAfee, WatchGuard SonicWALL and 8e6 Technologies;

  •
  companies offering data loss prevention solutions, such as Symantec/Vontu, Verdasys, Vericept, EMC/Tablus, Secure Computing, IBM, Reconnex, Provilla, Proofpoint, Palisade Systems, Orchestria, Raytheon, McAfee, Intrusion, Fidelis, Check Point Software and Code Green Networks;

  •
  companies offering messaging security, such as McAfee, Symantec/Vontu, Google/Postini, Cisco/Ironport, Barracuda, Secure Computing, Sonicwall, Tumbleweed, Messagelabs, MXlogic, Microsoft, Proofpoint, Clearswift and Borderware;

  •
  companies offering on-demand e-mail and web security services, such as Google/Postini, Messagelabs, McAfee, Symantec/Vontu, MXLogic, Email Systems/Webroot, and Scansafe;

  •
  companies offering desktop security solutions such as Check Point Software, Cisco Systems, McAfee, Microsoft, Symantec/Vontu, Computer Associates, Internet Security Systems (IBM) and Trend Micro; and

  •
  companies offering proxy based solutions such as Microsoft, Blue Coat Systems, Cisco Systems and Juniper Networks.

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

        We have significant operations outside of the United States, including research and development, sales and customer support. We have established or acquired engineering operations in Reading, England; Beijing, China; Sydney, Australia and Ra'anana, Israel. We intend to maintain our principal engineering efforts for our DLP products in Israel.

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

        All of our foreign subsidiaries' operating expenses are incurred in foreign currencies so if the dollar weakens, our consolidated operating expenses would increase. Should foreign currency exchange rates fluctuate, our results of operations and net cash flows from international operations may be adversely affected, especially if the trend continues of international sales growing as a percentage of our total sales.

Sales to customers outside the United States have accounted for a significant portion of our revenue, which exposes us to risks inherent in international sales.

        We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented 41% of our total revenue generated during the fiscal year ended December 31, 2007 compared with 36% of our total revenue during the fiscal year ended December 31, 2006. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

        Some of our international revenue is denominated in U.S. dollars. In these markets, fluctuations in the value of the U.S. dollar and foreign currencies may make our products more expensive for international customers, which could harm our business. We also currently bill certain international customers in Euros and British Pounds and SurfControl has historically billed certain international customers in Euros, British Pounds, Australian Dollars, China Yuan Renminbi, Singapore Dollars, Japanese Yen and Israel New Shekels. This may increase our risks associated with fluctuations in foreign currency exchange rates since we cannot be assured of receiving the same U.S. dollar equivalent as when we bill exclusively in U.S. dollars. We engage in currency hedging activities with the intent of limiting the risk of exchange rate fluctuation, but our foreign exchange hedging activities also involve inherent risks that could result in an unforeseen loss. If we fail to properly forecast rate fluctuations these activities could have a negative impact.

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

        We may spend significant time and money on research and development to design and develop our DLP products and our hosted security services. If these products fail to achieve broad market acceptance in our target markets, we may be unable to generate significant revenue from our research and development efforts. Moreover, even if we are able to develop data loss prevention products, they may not be accepted in our target markets. As a result, our business, results of operations and financial condition would be adversely impacted.

Our products may fail to keep pace with the rapid growth and technological change of the Internet in accordance with our customers' expectations.

        The ongoing evolution of the Internet and computing environments will require us to continually improve the functionality, features and reliability of our databases. Because our products primarily manage access to URLs and executable files included in our databases, if our databases do not contain a meaningful portion of relevant content, the effectiveness of our Web filtering products will be significantly diminished. Any failure of our databases to keep pace with the rapid growth and technological change of the Internet, such as the increasing amount of multimedia content on the Internet that is not easily classified, will impair the market acceptance of our products.

        We rely upon a combination of automated filtering technology and human review to categorize URLs and executable files in our proprietary databases. Our customers may not agree with our determinations that particular URLs and executable files should be included or not included in specific categories of our databases. In addition, it is possible that our filtering processes may place objectionable or security risk material in categories that are generally unrestricted by our users' Internet and computer access policies, which could result in such material not being blocked from the network. Any miscategorization could result in customer dissatisfaction and harm our reputation. Any failure to effectively categorize and filter URLs and executable files according to our customers' expectations could impair the growth of our business. Our databases and database technologies may not be able to keep pace with the growth in the number of URLs and executable files, especially the growing amount of content utilizing foreign languages and the increasing sophistication of malicious code and the delivery mechanisms associated with spyware, phishing and other hazards associated with the Internet.

Failure of our products to work properly or misuse of our products could impact sales, increase costs, and create risks of potential negative publicity and legal liability.

        Our products are complex and are deployed in a wide variety of complex network environments. Our products may have errors or defects that users identify after deployment, which could harm our reputation and our business. In addition, products as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of our products, and we expect to find such errors in the future. Because customers rely on our products to manage employee behavior to protect against security risks and prevent the loss of sensitive data, any significant defects or errors in our products may result in negative publicity or legal claims. For example, an actual or perceived breach of network or computer security at one of our customers, regardless of whether the breach is attributable to our products, could adversely affect the market's perception of our security products. Moreover, parties whose Web sites or executable files are placed in security-risk categories or other categories with negative connotations may seek redress against us for falsely labeling them or for interfering with their business. The occurrence of errors could adversely affect sales of our products, divert the attention of engineering personnel from our product development efforts and cause significant customer relations or legal problems.

        Our products may also be misused or abused by customers or non-customer third parties who obtain access to our products. These situations may arise where an organization uses our products in a manner that impacts their end users' or employees' privacy or where our products are misappropriated to censor private access to the Internet. Any of these situations could result in negative press coverage and negatively affect our reputation.

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

        In the future, vendors of hardware and of operating system software or other software may continue to enhance their products or bundle separate products to include functions that are currently provided primarily by network security software. If network security functions become standard features of computer hardware or of operating system software or other software, our products may become obsolete and unmarketable, particularly if the quality of these network security features is comparable to that of our products. Furthermore, even if the network security and/or management functions provided as standard features by hardware providers or operating systems or other software is more limited than that of our products, our customers might accept this limited functionality in lieu of purchasing additional software. Sales of our products would suffer materially if we were then unable to develop new Web filtering, security and DLP products to further enhance operating systems or other software and to replace any obsolete products.

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

        From time to time, we are also audited by various state, federal and international authorities relating to tax matters. We fully cooperate with all audits. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and appeals process. As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements in the period determined. To provide for potential tax exposures, we accrue for uncertain tax positions according to our accounting policies based on judgment and estimates including historical audit activity. We believe sufficient accruals have been recorded for these tax exposures. However, if the reserves are insufficient upon completion of any audits, there could be an adverse impact on our financial position and results of operations.

Any failure to protect our proprietary technology would negatively impact our business.

        Intellectual property is critical to our success, and we rely upon patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our Websense brands. We rely on trade secrets to protect technology where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, collaborators and consultants to enter into confidentiality agreements, we cannot assure that these agreements will not be breached or that we will have adequate remedies for any breach. We may not be able to adequately protect our trade secrets or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information.

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

        We currently have only nine issued patents in the United States and five patents issued internationally, and we may be unable to obtain further patent protection in the future. We have other pending patent applications in the United States and in other countries. We cannot ensure that:

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

        Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as U.S. laws, and mechanisms for enforcement of intellectual property rights may be inadequate. As a result our means of protecting our proprietary technology and brands may not be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, including the misappropriation or misuse of the content of our proprietary databases of URLs and executable files. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.

        The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As we expand our product offerings in the data loss and security area where larger companies with large patent portfolios compete, the possibility of an intellectual property claim against us grows. We could receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights, and trademarks. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers.

Because we recognize revenue from subscriptions for our products ratably over the term of the subscription, downturns in sales may not be immediately reflected in our revenue.

        Substantially all of our revenue comes from the sale of subscriptions to our products, including our hosted services. Upon execution of a subscription agreement, we invoice our customers for the full term of the subscription agreement. We then recognize revenue from customers daily over the terms of their subscription agreements, which typically have durations of 12, 24 or 36 months. As a result, a majority of the revenue we report in each quarter is derived from deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products, before these downturns are reflected by declining revenues. In addition, under GAAP purchase accounting, $96.5 million of the deferred revenue of SurfControl on the date of acquisition was written off with respect to the subscriptions to SurfControl products that were delivered prior to our acquisition of SurfControl. Therefore, the revenue that will be recognized post-acquisition will be associated only with the fair value of post-acquisition technical services under these remaining subscriptions. As a result, the Company can achieve short-term increases in revenue under GAAP even if subscription renewals for SurfControl customers decline, since the Company will be able to recognize all of the revenue associated with any renewing SurfControl customer subscriptions.

Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.

        Our quarterly operating results have varied significantly in the past, and will likely vary in the future primarily as the result of fluctuations in our billings, operating expenses and tax provisions. Although a significant portion of our revenue in any quarter comes from previously deferred revenue, a meaningful portion of our revenue in any quarter depends on the number, size and length of subscriptions to our products that are sold in that quarter. The risk of quarterly fluctuations is increased by the fact that a significant portion of our quarterly sales have historically been generated during the last month of each fiscal quarter, with many of the largest enterprise customers purchasing subscriptions to our products nearer to the end of the last month of each quarter. Due to the unpredictability of these end-of-period buying patterns, forecasts may not be achieved.

        We expect that our operating expenses will increase substantially in the future as we expand our selling and marketing activities, increase our research and development efforts and hire additional personnel which could impact our margins. Our operating expenses have increased as a result of the acquisition of SurfControl. The cost synergies we expect to achieve through the acquisition will be phased in through our integration process. In addition, our operating expenses historically have fluctuated, and may continue to fluctuate in the future, as the result of the factors described below and elsewhere in this annual report:

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

        To execute our growth plan, we must attract and retain highly qualified personnel. We need to hire additional personnel in virtually all operational areas, including selling and marketing, research and development, operations and technical support and administration. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related products. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The volatility of our stock price may from time to time adversely affect our ability to recruit or retain employees. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Compliance with regulation of corporate governance, accounting principles and public disclosure may result in additional expenses.

        Compliance with laws, regulations and standards relating to corporate governance, accounting principles and public disclosure, including the Sarbanes-Oxley Act of 2002, regulations and NASDAQ Global Select Market rules, have caused us to incur higher compliance costs and we expect to continue to incur higher compliance costs as a result of our increased global reach and obligation to ensure compliance with these laws as well as local laws in the jurisdictions where we do business. These laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time. Further guidance by regulatory and governing bodies can result in continuing uncertainty regarding compliance matters and higher costs related to the ongoing revisions to accounting, disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and the related regulations regarding our required assessment of our internal controls over financial reporting has required the commitment of significant financial and managerial resources and we expect to incur expenses in 2008 in connection with achieving Section 404 compliance with respect to the SurfControl operations we acquired. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we cannot effectively manage our internal growth and the integration of acquired businesses, our business revenues, results of operations and prospects may suffer.

        If we fail to manage our internal growth and the integration of acquired businesses in a manner that minimizes strains on our resources, we could experience disruptions in our operations that could negatively affect our revenue, billings and results of operations. We are pursuing a strategy of organic growth through implementation of two-tier distribution, international expansion, introduction of new products and expansion of our product sales to the small and medium sized businesses. We also completed two strategic acquisitions, and are continuing the process of integrating PortAuthority and SurfControl. Finally, we have opened or acquired engineering centers in China, Israel, the United Kingdom and Australia. Each of these initiatives requires an investment of our financial and employee resources and involves risks that may result in a lower return on our investments than we expect. These initiatives also may limit the opportunities we pursue or investments we would otherwise make, which may in turn impact our prospects.

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

        Our senior secured credit facility also accelerates and becomes payable in full upon our change of control, which is defined generally as a person or group acquiring 35% of our voting securities or a proxy contest that results in changing a majority of our board of directors. These consequences may discourage third parties from attempting to acquire us.

We do not intend to pay dividends.

        We have not declared or paid any cash dividends on our common stock since we have been a publicly traded company. We currently intend to retain any future cash flows from operations to fund growth and pay down our senior secured credit facility, and therefore do not expect to pay any cash dividends in the foreseeable future. Moreover, we are not permitted to pay cash dividends under the terms of our senior secured credit facility.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and principal offices are located in San Diego, California, where we leased approximately 105,000 square feet as of December 31, 2007. This lease expires in December 2013 with an option to extend the lease for an additional five years. Our international headquarters and offices are located in Dublin, Ireland, where we have an executive suite arrangement. We lease additional office space in Los Gatos and Scotts Valley, California; Reading and Congleton, England; Ra'anana, Israel; Sydney, Australia and Shanghai, Guangzhou and Beijing, China and have executive suite arrangements on monthly or annual arrangements, depending on the local market, relating to office space in the United Kingdom, Australia, China, Brazil, France, Germany, Hong Kong, Italy, Japan, Singapore, the Netherlands, Spain and Dallas, Texas. We have approved plans to restructure the operations of SurfControl through, among other things, exiting certain SurfControl facilities. We have exited, or will be exiting, leases in certain locations as well as reducing the square footage required to operate some locations. We will finalize our facility exit plans during fiscal 2008.

Item 3.    Legal Proceedings

        On September 29, 2006, Jason Tauber filed a putative class action against us and other unidentified individuals in California Superior Court for the County of San Diego, captioned Tauber v. Websense. The complaint alleged that the plaintiff and a putative class of certain software engineers and computer professionals who worked for us as exempt employees during the period from September 15, 2002 through the date of settlement should have been classified as non-exempt employees under California law and should have been paid for overtime. The complaint also alleged related wage and hour violations of the California Labor Code arising from the alleged misclassification and that the failure to pay overtime constitutes an unfair business practice under California Business and Professions Code §17200. The complaint sought unspecified damages for unpaid overtime, prejudgment interest, attorneys' fees and other costs, statutory penalties for alleged violations, and other proper relief. During the second quarter of 2007, the parties agreed to a settlement and the Company charged the $3.2 million pending settlement amount between the operating expense categories and cost of revenue on the consolidated statement of operations, apportioned based upon the Company's estimate of amounts payable to eligible individuals in the settlement. On January 4, 2008 the Final Judgment of Dismissal with Prejudice was ordered by the court, and in January 2008, the Company paid a total of $2.9 million in satisfaction of all claims in the matter. The $2.9 million settlement was recorded as follows in the 2007 consolidated statement of operations: $0.1 million to cost of revenue, $0.4 million to selling and marketing, $2.3 million to research and development and $0.1 million to general and administrative.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year-ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the NASDAQ Global Select Market (Nasdaq) under the symbol "WBSN." The following table sets forth the range of high and low closing prices on Nasdaq of our common stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Years Ended December 31,
	2007		2006
	High	Low	High	Low
First Quarter	$24.35	$21.46	$33.85	$25.46
Second Quarter	24.71	21.25	28.06	19.99
Third Quarter	22.83	18.94	22.64	18.01
Fourth Quarter	21.70	15.77	28.05	21.31

        To date, we have neither declared nor paid any cash dividends on our common stock. We currently intend to retain all future cash flows from operations, if any, for use in the operation and development of our business and for debt repayment and stock repurchases and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. As of February 10, 2008, there were approximately 3,000 holders of record of our common stock. See Item 12—"Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information regarding our equity compensation plans.

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

Issuer Purchases of Equity Securities

        On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. On July 25, 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, including compliance with restrictive covenants contained in our senior secured credit facility, purchases under this program may commence or be suspended at any time, or from time to time, without prior notice. We repurchased 4.3 million shares in 2006, bringing the total number of shares repurchased as part of our stock repurchase program to 8,170,060 and leaving 3,829,940 as the maximum number of shares that may yet be repurchased under our stock repurchase program. We made no stock repurchases in the year ended December 31, 2007.

Item 6.    Selected Financial Data

        You should read the following selected financial data in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report. We derived the statement of operations data for the years ended December 31, 2007, 2006, and 2005 and the balance sheet data as of December 31, 2007 and 2006 from our financial statements audited by Ernst & Young LLP, an independent registered public accounting firm, which appear elsewhere in this report. We derived the statement of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 from our financial statements audited by Ernst & Young LLP, an independent registered public accounting firm, which are not included in this annual report. Certain amounts in the selected financial data below have been reclassified to conform to the 2007 presentation. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except for per share data)
Statement of Operations Data:
Revenues	$211,665	$178,814	$148,636	$111,859	$81,734
Cost of revenues	29,080	15,274	10,642	7,769	5,523

Gross margin	182,585	163,540	137,994	104,090	76,211
Operating expenses:
Selling and marketing	126,335	80,135	55,288	42,625	31,845
Research and development	39,681	22,663	16,277	14,509	12,843
General and administrative	32,721	21,279	11,729	8,200	6,732
In-process research and development	1,270	—	—	—	—

Total operating expenses	200,007	124,077	83,294	65,334	51,420

(Loss) income from operations	(17,422)	39,463	54,700	38,756	24,791
Interest expense	(4,308)	—	—	—	—
Other income, net	9,492	11,287	5,411	2,226	2,292

(Loss) income before income taxes	(12,238)	50,750	60,111	40,982	27,083
Provision for income taxes	2,327	18,657	21,343	14,806	10,395

Net (loss) income	$(14,565)	$32,093	$38,768	$26,176	$16,688

Net (loss) income per share:
Basic	$(0.32)	$0.69	$0.82	$0.57	$0.38

Diluted	$(0.32)	$0.68	$0.79	$0.54	$0.36

Weighted average shares—basic	45,107	46,494	47,491	46,161	44,076

Weighted average shares—diluted	45,107	47,116	49,196	48,228	45,952

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$86,164	$326,905	$320,389	$243,788	$182,859
Total assets	780,530	424,257	403,675	315,293	233,613
Deferred revenue	286,685	220,343	179,925	132,317	93,960
Long-term liabilities	320,978	71,804	60,807	41,631	28,480
Total stockholders' equity	194,375	180,725	205,811	167,944	128,929

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report. See "Item 1A—Risk Factors" above regarding certain factors known to us that could cause reported financial information not to be necessarily indicative of future results.

Overview

        We are a leading provider of Web security and data loss prevention (DLP) solutions, providing products and services that protect organizations' employees and critical business data from external Web-based and email-based attacks, and from internal employee-generated threats such as an employee error and malfeasance. Our customers use our software products to provide a secure and productive computing environment for employees, business partners and customers. We offer a portfolio of Web security, email and messaging security, and data loss prevention software that allows organizations to:

  •
  prevent access to undesirable and dangerous elements on the Web, such as Web sites that contain inappropriate content or sites that download viruses, spyware, keyloggers, phishing and pharming exploits and an ever-increasing variety of malicious code;

  •
  filter "spam" out of incoming email traffic;

  •
  filter viruses and other malicious attachments from email and instant messages;

  •
  manage the use of non-Web Internet traffic, such as peer-to-peer communications and instant messaging;

  •
  prevent the unauthorized use and loss of sensitive data, such as customer or employee information; and

  •
  control misuse of an organization's valuable computing resources, including unauthorized downloading of high-bandwidth content.

        Collectively, these software products secure an organization's confidential data and increase the productivity of its employees so they can safely conduct business electronically with partners and over the Internet. Fundamental to our products are:

  •
  proactive discovery of Web and internal content, which is classified into highly granular database categories; and

  •
  policy enforcement software that automates enforcement of pre-defined business policies regarding acceptable users and uses of various content categories.

        Since we commenced operations in 1994 as a reseller of computer security products, Websense has evolved into a leading provider of content security software solutions, including Web security, email and messaging security and data loss prevention solutions. Our first Web filtering software product was released in 1996 and prevented access to inappropriate Web content. Since then, we focused on adapting our Web filtering capabilities to address changing Internet use patterns in the workplace and the growing threat of Web-based criminal activity. In January 2007, we entered the emerging market for data loss prevention and acquired PortAuthority Technologies, Inc. (PortAuthority), our technology development partner for DLP solutions. In October 2007, we acquired SurfControl plc (SurfControl), a leading provider of Web and email security software solutions, which expanded our product portfolio to include email security software and hosted Web and email security solutions.

        During 2007, we derived 41% of our revenue from international sales, compared with 36% for 2006, with the United Kingdom comprising approximately 11% of our total revenue in both years. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific, Latin American and Australian markets.

        We sell our products primarily through indirect channels. In 2007, we transitioned our Web security products to a two-tier distribution strategy in North America, to increase the number of value-added resellers selling our products and further extend our reach into the small and medium-sized business market segments. Our distribution strategy outside North America also relies on a two-tier system of distributors and value-added resellers. Sales through indirect channels currently account for more than 90% of our revenue.

        As described elsewhere in this report, we recognize revenue from subscriptions to our products, including add-on modules, on a daily straight-line basis commencing on the day the term of the subscription begins, over the term of the subscription agreement. We recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract and are fully expensed in the period the product is delivered. Operating expenses have continued to increase as compared with prior periods due to expanded selling and marketing efforts, continued product research and development and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in subsequent periods.

        In October 2007, we closed our acquisition of SurfControl and as a result incurred an operating loss under generally accepted accounting principles (GAAP) during the fourth quarter of 2007 and for the fiscal year 2007. Similar to Websense, SurfControl sold products primarily under subscriptions whereby revenues were recorded ratably over the term of the agreement. Under purchase accounting, we wrote off $96.5 million of the deferred revenue of SurfControl, leaving a balance of $19.7 million as of the closing. This adjustment reflects the fair value of the post-contract technical support services that will be recognized daily in accordance with our revenue recognition policy. We do not expect to generate significant revenue from the installed SurfControl customer base until these subscriptions are up for renewal. In connection with the acquisition, we have incurred restructuring costs primarily in connection with reducing SurfControl headcount and eliminating redundant facilities. We also immediately started to incur the expenses of operating the SurfControl operations as well as recording the amortization of the acquired intangibles. As a result, we expect to continue to operate at a loss under GAAP until we generate sufficient revenue from the subsequent renewal of subscriptions from the installed SurfControl customer base that offsets these expenses. Given the average remaining term of the SurfControl subscriptions, we currently do not expect to operate at a profit under GAAP in 2008. Our ability to retain SurfControl customers and maintain our overall pricing levels for our products will impact our results of operations and the timing of our return to profitability.

        We allocate the total costs for human resources, employee benefits, payroll taxes, information technology, facilities, fixed asset depreciation and legal costs to each of our functional areas based on salaries and headcount data. Our overall costs to be allocated have increased as a result of the growth in our headcount and increased personnel costs, the growth of our facilities costs, and increased legal costs attributable to the increased complexity and maturity of our business and overall growth, and we expect this trend to continue.

        In connection with the acquisition of SurfControl, we approved plans to restructure the operations of the acquired company through involuntarily terminating certain of SurfControl's employees and exiting certain SurfControl facilities. We began formulating our restructuring plans for the operations of SurfControl in April 2007 when the acquisition was first announced. As of December 31, 2007, we have committed to a plan which includes involuntarily terminating approximately 320 employees who were terminated beginning in the fourth quarter of 2007 and will be phased out throughout 2008. These workforce reductions are across all functions and geographies and affected employees were, or will be, provided cash severance packages. Additionally, we have exited, or will be exiting, leases in certain locations as well as reducing the square footage required to operate some locations. We will finalize our facility exit plans during fiscal 2008. We have accrued the estimated costs associated with the employee severance and facility exit obligations as liabilities assumed in the purchase business combination. Accordingly, these estimated costs are included as part of the purchase price of SurfControl. Changes to the estimates of these costs will be recorded in future periods either as a reduction to goodwill or as an expense to the results of operations.

Critical Accounting Policies and Estimates

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

        Prior to January 1, 2006, we recognized revenue on a monthly straight line basis, commencing with the month the subscription began. Effective as of January 1, 2006, we recognize revenue on a daily straight-line basis commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided the fee is fixed or determinable, persuasive evidence of an arrangement exists and collectability is reasonably assured. During 2006, we re-evaluated our revenue recognition policy in accordance with the provisions of SOP 97-2, Software Revenue Recognition, and determined that our prior practice resulted in a material cumulative difference in our deferred revenue. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver access codes to users and then promptly invoice customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. In connection with the change in revenue recognition policy, we adopted Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and applied the special cumulative effect transition provision to our 2006 financial statements. The cumulative net result was an increase in deferred revenue and a reduction in retained earnings, before tax impact, as of January 1, 2006 by $8.7 million. For 2006, the impact of daily revenue recognition on subscriptions was to reduce revenue recognized by $1.7 million, reduce net income by $1.1 million, and increase deferred revenue by an additional $1.7 million to a total increase of $10.4 million when compared to what these amounts would have been under the monthly revenue recognition policy.

        We record distributor marketing payments and channel rebates as an offset to revenue. We recognize distributor marketing payments as an offset to revenue as the marketing service is provided. We recognize channel rebates as an offset to revenue on a straight-line basis over the term of the subscription agreement.

        Accounting for Share-Based Compensation.    Through December 31, 2005, we accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) No. 25 (APB 25), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 Accounting for Stock-Based Compensation (SFAS 123). Accordingly, we recorded no share-based employee compensation expense for options granted under our Amended and Restated 2000 Stock Incentive Plan (2000 Plan) or predecessor plans (or options granted as non-plan inducement options) during the year ended December 31, 2005 as all other options granted had exercise prices equal to the fair market value of the common stock on the date of grant. We also recorded no compensation expense in connection with the Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148), we disclosed net income or loss and net income or loss per share as if the fair value-based method was applied in measuring compensation expense for share-based incentive programs.

        Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under that transition method, compensation expense that we recognized beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods will not be restated. The results for the years ended December 31, 2007 and 2006 include share-based compensation expense of $22.1 million and $20.4 million (excluding tax effects). Compensation expense related to share-based awards is generally amortized over the vesting period in the related expense categories of the consolidated statement of operations.

        At December 31, 2007, there was $62.1 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of approximately 2.7 years.

        We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions described below. We estimate the expected term of options granted based on the history of grants and exercises in our option database. We estimate the volatility of our common stock at the date of grant based on both the historical volatility as well as the implied volatility of publicly traded options on our common stock, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107). We base the risk-free interest rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We amortize the fair value ratably over the vesting period of the awards, which is typically four years. We use historical data to estimate pre-vesting option forfeitures and record share-based expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS 123 for periods prior to January 1, 2006, we accounted for forfeitures as they occurred. We may elect to use different assumptions under the Black-Scholes option valuation model in the future or select a different option valuation model altogether, which could materially affect our net income or loss and net income or loss per share in the future.

        We determine the fair value of share-based payment awards on the date of grant using an option-pricing model that is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management's opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with

SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

        Acquisitions, Goodwill and Other Intangible Assets.    We account for acquired businesses using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (SFAS 141), which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. The fair value of intangible assets, including acquired technology and customer relationships, is based on significant judgments made by management and accordingly we obtain the assistance from third party valuation specialists. The valuations and useful life assumptions are based on information available near the acquisition date and are based on expectations and assumptions that are considered reasonable by management. The judgments made in determining estimated fair values assigned to assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we review goodwill that has an indefinite useful life for impairment at least annually in our fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. We amortize the cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we review intangible assets that have finite useful lives when an event occurs indicating the potential for impairment. We review for impairment by facts or circumstances, either external or internal, indicating that we may not recover the carrying value of the asset. We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. We measure fair value under SFAS 144, which is generally based on the estimated future cash flows. Our analysis is based on available information and on assumptions and projections that we consider to be reasonable and supportable. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

        Income Taxes.    We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

        Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

        Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to pay their invoices. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations

        The following table summarizes our operating results as a percentage of revenues for each of the periods shown.

	Years Ended December 31,
	2007	2006	2005
Revenues	100%	100%	100%
Cost of revenues	14	9	7

Gross margin	86	91	93
Operating expenses:
Selling and marketing	59	44	37
Research and development	19	13	11
General and administrative	15	12	8
In-process research and development	1	—	—

Total operating expenses	94	69	56

(Loss) income from operations	(8)	22	37
Interest expense	(2)	—	—
Other income, net	4	6	3

(Loss) income before income taxes	(6)	28	40
Provision for income taxes	1	10	14

Net (loss) income	(7)%	18%	26%

Years ended December 31, 2007 and 2006

Revenue

        Revenue increased to $211.7 million in 2007 from $178.8 million in 2006. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers that resulted in a 1.3 million increase in the number of seats under subscription (excluding the addition of approximately 26.7 million SurfControl seats) from December 31, 2006 to December 31, 2007. Our 2007 revenue also increased compared to 2006 as a result of the acquistions of PortAuthority in January 2007 and SurfControl in October 2007. We expect our 2008 revenue to increase over 2007 revenue levels due to our renewal business and new business, including sales of products acquired from SurfControl and other expected growth of the SMB business, growth of our DLP business and expected growth in international revenue, partially offset by increased distributor marketing payments and channel payments, which are recorded as reductions to revenue. Until sufficient existing subscriptions for the installed SurfControl customer base are subsequently renewed, revenue contributed by the SurfControl products will be minimal. We are also impacted by the write-off of the pre-acquisition SurfControl deferred revenue explained earlier.

Cost of Revenue

        Cost of revenue consists of the costs of content review, technical support, infrastructure costs associated with maintaining our databases and costs associated with providing our hosted security services. Cost of revenue increased to $29.1 million in 2007 from $15.3 million in 2006. The increase was primarily due to $6.6 million of amortization of acquired technology which resulted from the acquisitions of SurfControl in October 2007 and PortAuthority in January 2007, as well as increased costs for additional personnel in our technical support and database groups, including the increase in headcount attributable to the acquisition of SurfControl and the addition of DLP products, and allocated costs. Our headcount in cost of revenue departments increased from 152 at December 31, 2006 to 232 at December 31, 2007. The acquired technology is being amortized over a weighted average period of 3.7 years. We expect to incur $12.2 million in amortization expense of acquired technology in 2008 due to the full year of amortization of the SurfControl and PortAuthority intangible assets. In addition, we expect cost of revenue to increase to support the growth and maintenance of our databases and costs associated with providing our hosted security services as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue increased to 14% during 2007 from 9% in 2006. We expect that cost of revenue, as a percentage of revenue, will increase for 2008.

Gross Margin

        Gross margin increased to $182.6 million in 2007 from $163.5 million in 2006. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin decreased to 86% in 2007 from 91% in 2006 primarily due to the increased costs described in the preceding Cost of Revenue section. We expect that gross margin, as a percentage of revenue, will remain in excess of 80% of revenue for 2008.

Operating Expenses

        Selling and marketing.    Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships as well as allocated costs. Selling and marketing expenses increased to $126.3 million in 2007 from $80.1 million in 2006. Approximately $13.6 million of the increase was due to the amortization of acquired intangibles (primarily customer relationships) which resulted from the acquisitions of SurfControl in October 2007 and PortAuthority in January 2007. The acquired customer relationships intangible assets are being amortized over a weighted average period of approximately 6.8 years. In addition to the amortization of acquired intangibles, the increase in selling and marketing expenses was primarily due to additional expenses associated with our new channel strategy started in 2006, increased personnel costs and related travel, including new personnel added from the PortAuthority and SurfControl acquisitions and allocated costs. Our headcount in sales and marketing increased from 358 employees at December 31, 2006 to 546 employees at December 31, 2007. We expect selling and marketing expenses to increase in absolute dollars and as a percentage of revenue in 2008 due to having a full year of amortization of acquired intangibles, having a full year of additional sales and marketing personnel from SurfControl to support our expanding selling and marketing efforts worldwide, and increased sales resulting in higher overall sales commission expenses. We expect amortization of acquired intangibles of $37.5 million in 2008 due to the full year of amortization of acquired intagibles from the SurfControl and PortAuthority acquisitions. We also expect to achieve cost savings as compared to the historical SurfControl selling and marketing expense, primarily as a result of a reduction in headcount.

        Research and development.    Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to

$39.7 million in 2007 from $22.7 million in 2006. The increase of $17.0 million in research and development expenses was primarily due to increased personnel cost, including costs of adding new full time employees due to the PortAuthority and SurfControl acquisitions, and increased hiring to support our expanding list of technology partners, the enhancements of Websense Enterprise, the development of Websense Express and enhancements to additional products, and allocated costs. Our headcount increased in research and development from 129 employees at December 31, 2006 to 346 employees at December 31, 2007. We expect research and development expenses to increase in absolute dollars in 2008 due to having a full year of additional engineering personnel from SurfControl, and the hiring of personnel to support our continued enhancements of our existing and new products. We are managing the increase in our absolute research and development expense by operating research and development facilities in multiple international locations, including Beijing, China, that have lower costs than our operations in the United States. As a result, we expect that research and development expenses, as a percentage of revenue, will decrease in 2008.

        General and administrative.    General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, and administrative personnel, third party professional service fees and allocated costs. General and administrative expenses increased to $32.7 million in 2007 from $21.3 million in 2006. The $11.4 million increase in general and administrative expenses was primarily due to additional personnel needed to support our growing operations, including the acquisitions of PortAuthority and SurfControl, and allocated costs. Our headcount increased in general and administrative departments from 63 at December 31, 2006 to 113 at December 31, 2007. We expect general and administrative expenses to increase in absolute dollars and as a percentage of revenue in 2008 due to having a full year of additional personnel from SurfControl and to support growth in operations and expansion of our international operations. We do not expect to incur the historical SurfControl general and administrative expense levels due to the elimination of the executive officers of SurfControl and other personnel, elimination of certain facilities, and elimination of expenses relating to SurfControl being a public UK company listed on the London Stock Exchange.

        In-process research and development.    In-process research and development represents the fair value of an acquired, to be completed research project obtained from the PortAuthority acquisition that had not reached technological feasibility at the acquisition date and is not expected to have an alternative future use. Accordingly, the $1.3 million of in-process research and development was charged to our consolidated statement of operations during 2007. There were no in-process research and development charges associated with the SurfControl acquisition.

Interest Expense

        Interest expense represents the interest incurred on our senior secured credit facility that we utilized to pay for a portion of the SurfControl purchase price in October 2007. Also included in the interest expense is $763,000 of amortization of deferred financing fees that were capitalized as part of the senior secured credit facility. Interest expense will increase in 2008 due to the full year of interest under the senior secured credit facility and amortization of deferred financing fees. The amount of interest expense will fluctuate due to changes in LIBOR and potential changes in our applicable spread to LIBOR based upon improvements in our leverage ratio in accordance with our senior secured credit facility.

Other Income, Net

        Net other income decreased to $9.5 million in 2007 from $11.3 million in 2006. The decrease was due primarily to reduced cash, cash equivalents and marketable securities balances from which we generate interest income as a result of our use of an aggregate of $272 million to fund the acquisitions of SurfControl in October 2007 and PortAuthority in January 2007 and related transaction costs. This decline in cash, cash equivalents and marketable securities was partially offset by higher interest rates realized on our balances of cash, cash equivalents and marketable securities during 2007 as compared with 2006. The majority of our investments of cash and cash equivalents and marketable securities are tax-exempt. We expect that the majority of our cash and cash equivalents and marketable securities will continue to be held in tax-exempt investments during the foreseeable future. We expect to continue to generate significant cash flow from our operations but we do not expect to maintain the same level of cash, cash equivalent and marketable securities balances as we maintained prior to our acquisitions of PortAuthority and SurfControl, which will reduce our net other income from 2007 levels.

Provision for Income Taxes

        In 2007, United States and foreign income tax expense was $2.3 million as compared to $18.7 million for 2006. The annual effective income tax rate for 2007 was (19.0)% compared to 36.8% for 2006. The decrease in the tax rate was primarily the result of the following factors. Related to the acquisition of SurfControl, we recorded certain post-acquisition net operating losses related to SurfControl's U.S. operations for which no tax benefit is currently recorded due to the uncertainty of future utilization of these losses. Related to the acquisition of PortAuthority, we expensed acquired in-process research and development in our current year net loss for which a tax deduction is not allowed. In addition, although the share-based compensation for which no tax benefit is recorded in 2007 and our state income tax provision are both comparable to prior year's amounts, the impact of these items on the effective tax rate percentage is greater due to the relative size of the pre-tax loss of $12.2 million in 2007 compared to the pre-tax income of $50.8 million in 2006.

        Our effective tax rate may change in future periods due to the composition of taxable income between domestic and international operations, the magnitude of our tax-exempt income, any future acquisitions and any future changes or interpretations in tax rules and legislation, or corresponding accounting rules.

Years ended December 31, 2006 and 2005

Revenue

        Revenue increased to $178.8 million in 2006 from $148.6 million in 2005. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers that resulted in a 1.1 million increase in the number of seats under subscription from December 31, 2005 to December 31, 2006. Approximately 65% of subscription revenue recognized in 2006 and 2005 was derived from renewal business.

Cost of Revenue

        Cost of revenue increased to $15.3 million in 2006 from $10.6 million in 2005. The increase was primarily due to the costs associated with share-based compensation expense relating to our adoption of SFAS 123(R) on January 1, 2006, as well as additional personnel in our technical support and database groups and allocated costs. As a percentage of revenue, cost of revenue increased to 9% during 2006 from 7% in 2005.

Gross Margin

        Gross margin increased to $163.5 million in 2006 from $138.0 million in 2005. The increase was due to increased revenue. As a percentage of revenue, gross margin decreased to 91% in 2006 from 93% in 2005.

Operating Expenses

        Selling and marketing.    Selling and marketing expenses increased to $80.1 million in 2006 from $55.3 million in 2005. The increase in selling and marketing expenses of $24.8 million was primarily due to share-based compensation expenses relating to our adoption of SFAS 123(R) on January 1, 2006, as well as additional expenses associated with our new channel strategy, increased personnel costs and related travel, and allocated costs.

        Research and development.    Research and development expenses increased to $22.7 million in 2006 from $16.3 million in 2005. The increase of $6.4 million in research and development expenses was primarily due to share-based compensation expense relating to our adoption of SFAS 123(R) on January 1, 2006, as well as increased personnel needed to support our expanding list of technology partners, the enhancements of Websense Enterprise and additional products, and allocated costs.

        General and administrative.    General and administrative expenses increased to $21.3 million in 2006 from $11.7 million in 2005. The $9.6 million increase in general and administrative expenses was primarily a result of share-based compensation expense relating to our adoption of SFAS 123(R) on January 1, 2006, as well as additional personnel needed to support our growing operations, and allocated costs.

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

Recent Accounting Pronouncements

        In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and thus we will adopt SFAS 157 as of January 1, 2008. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements.

        In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that SFAS 159 may have on our future consolidated financial statements.

        In December 2007 the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we may consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

Liquidity and Capital Resources

        As of December 31, 2007, we had cash and cash equivalents of $66.4 million, investments in marketable securities of $19.8 million, and retained earnings of $67.8 million. As of December 31, 2006, we had cash and cash equivalents of $83.5 million, investments in marketable securities of $243.4 million and retained earnings of $82.7 million. During 2007, we used our cash, cash equivalents and marketable securities primarily to fund $272 million of the acquisition costs of SurfControl and PortAuthority, to pay down $20 million of the outstanding balance of our senior secured credit facility and to make, severance and other nonrecurring restructuring payments relating to the SurfControl acquisition and capital expenditures.

        Net cash provided by operating activities was $53.6 million in 2007 compared with $83.7 million in 2006. The $30.1 million decrease in cash provided by operating activities in 2007 was primarily due to the net loss recorded in 2007 compared to net income in 2006 and the net change in the operating assets and liabilities, offset by the non-cash items for depreciation, amortization, share based compensation and deferred income taxes. The net loss in 2007, excluding the non-cash items described above, was driven by our investments in our two-tier channel strategy, international operations and expanded product offerings. The growth in deferred revenue (subscription amounts in excess of recognizable revenue are recorded as deferred revenue) in 2007 compared to 2006 helped offset some of the reduced cash flow from operations. Our operating cash flow is significantly influenced by subscription renewals, accounts receivable collections and deferred revenue. A decrease in subscription renewals or accounts receivable collections, or a lower deferred revenue balance, will negatively impact our operating cash flow. We expect to continue to generate significant cash flow from operations in 2008.

        Net cash used in investing activities was $259.7 million in 2007 compared with net cash provided by investing activities of $10.5 million in 2006. The $270.2 million increase in net cash used in investing activities for 2007 was primarily due to the net cash paid for the acquisitions of PortAuthority and SurfControl totaling approximately $477 million and offset by the net of fewer purchases and more maturities of marketable securities as we were preparing for the acquisitions made in 2007.

        Net cash provided by financing activities was $188.9 million in 2007 compared with net cash used in financing activities of $72.3 million in 2006. The $261.2 million increase in net cash provided by financing activities in 2007 was primarily due to the net borrowing from the senior secured credit facility used to partially pay for the SurfControl acquisition in 2007. There were also no share repurchases during 2007 compared to $91.4 million made during 2006. These increases were partially offset by a reduction of proceeds from exercises of employee stock options in 2007 and the repayment of the PortAuthority loan (as more fully described in Note 4 to the audited financial statements).

        On October 11, 2007, in order to finance a portion of the purchase price for SurfControl, we entered into an amended and restated senior credit agreement (the Senior Credit Agreement). The $225 million senior secured credit facility consists of a five year $210 million senior secured credit facility and a $15 million revolving credit facility. The senior secured credit facility was fully funded on October 11, 2007, and the revolving line of credit remains unused. On December 31, 2007 we made an optional prepayment under our senior secured credit facility, reducing the outstanding balance to

$190 million. The senior secured credit facility is secured by substantially all of our assets, including pledges of stock of some of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. The senior secured credit facility amortizes at a minimum rate of 2.5%, 10%, 12.5%, and 15%, respectively, during the first four years of the term and 60% during the fifth year. In conjunction with our $20 million prepayment on December 31, 2007, we amended our Senior Credit Agreement to eliminate any additional mandatory principal payments until September 30, 2009. The initial interest rate on the credit facility is LIBOR plus 250 basis points (7.3% at December 31, 2007), and is subject to step downs in the spread over LIBOR based upon potential future improvements in our total leverage ratio. The unused portion of the revolving credit facility requires a 50 basis points fee per annum. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. We did not borrow any amounts under the original interim credit facility which was entered into on April 26, 2007 and which was terminated by its terms when the Senior Credit Agreement was executed.

        The Senior Credit Agreement provides that we must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years. On October 11, 2007 in conjunction with the funding of the senior secured credit facility, we entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The initial principal amount of the swap agreement was $105 million on October 11, 2007. In addition, on October 11, 2007 we entered into an interest rate cap agreement to limit the maximum interest rate on a portion of our senior secured credit facility to 6.5% per annum. The amount of principal protected by this agreement increases from $5.0 million at December 31, 2007 to $74.3 million on June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

        Obligations and commitments.    The following table summarizes our contractual payment obligations and commitments as of December 31, 2007 (in thousands):

	Payment Obligation by Year
	2008	2009	2010	2011	2012	Thereafter	Total
Senior secured credit facility	$—	$6,250	$26,250	$31,500	$126,000	$—	$190,000
Operating leases	7,162	4,489	4,144	3,625	3,479	5,321	28,220
Facility exit obligations	1,405	2,033	2,123	1,831	1,124	863	9,379
Severance obligations	8,252	—	—	—	—	—	8,252
Litigation settlement payment	2,913	—	—	—	—	—	2,913
Software license	307	307	—	—	—	—	614

Total	$20,039	$13,079	$32,517	$36,956	$130,603	$6,184	$239,378

        Senior secured credit facility obligations represent the future minimum principal debt payments due under the senior secured credit facility. On January 31, 2008, we made a voluntary pre-payment of $10 million on our senior secured credit facility. In addition to the amounts listed in the above table, we also have interest payment and fee obligations related to the senior secured credit facility as more fully described in Note 8 to the audited financial statements.

        We lease our facilities under operating lease agreements that expire at various dates through 2015. Approximately one-half of our operating lease commitments are related to our corporate headquarters lease, which extends through December 2013. Our corporate headquarters lease includes escalating rent payments from 2008 to 2013. The rent expense related to our worldwide office space leases are recorded monthly on a straight-line basis in accordance with generally accepted accounting principles.

        Facility exit obligations represent estimated future lease and operating costs from facilities acquired from SurfControl that are being exited (as more fully described in Note 4 to the audited financial statements). These costs will be paid over the respective lease terms through 2013. These amounts are included in our consolidated balance sheet.

        Severance obligations represent the estimated future severance payments in connection with the SurfControl employees who were or will be terminated (as more fully described in Note 4 to the audited financial statements).

        Litigation settlement payments represent payments to be made in connection with the final settlement for a class action lawsuit (as more fully described in Note 9 to the audited financial statements).

        Software license obligations represent purchase commitments for software licenses made in the ordinary course of business.

        In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $11.4 million of unrecognized tax benefits (as more fully described in Note 11 to the audited financial statements) have been excluded from the contractual payment obligations table above.

        Off-Balance Sheet Arrangements.    As of December 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        Share Repurchase Program.    On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. On July 25, 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. Repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions, but we must also comply with certain restrictions on share repurchases contained in our senior secured credit facility. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. During 2007, we did not repurchase any shares under this program due to the acquisitions of PortAuthority and SurfControl. As of December 31, 2007, we had cumulatively repurchased 8,170,060 shares of our common stock under this program for an aggregate of $170.4 million at an average price of $20.86 per share.

        Prospective Capital Needs.    We believe that our cash and cash equivalents balances, investments in marketable securities, revolving credit balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures, debt repayment obligations and stock repurchases, if any, for at least the next 12 months. In January 2007, we used approximately $86 million of our cash to acquire PortAuthority (which included the repayment of $4.2 million of PortAuthority indebtedness), and in October 2007 we used approximately $190 million of our cash to acquire SurfControl. In December 2007 and January 2008, we made voluntary pre-payments on our senior secured credit facility of $20 million and $10 million, respectively. Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements. We may elect to raise funds for these purposes through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating and capital requirements in interest-bearing, investment-grade securities.

Summarized Quarterly Data (Unaudited)

        The following tables present our unaudited quarterly financial data. We believe this information has been prepared on a basis consistent with that of our audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the quarterly financial data. Our quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2007
Revenue	$49,747	$50,449	$50,429	$61,040
Gross margin	45,090	45,015	45,334	47,146
Income (loss) from operations	4,595	2,988	4,919	(29,924)
Income (loss) before income taxes	7,035	4,463	8,847	(32,583)
Net income (loss)	$3,867	$2,129	$6,395	$(26,956)
Basic income (loss) per share(1)	$0.09	$0.05	$0.14	$(0.59)
Diluted income (loss) per share(1)	$0.09	$0.05	$0.14	$(0.59)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2006
Revenue	$42,060	$43,687	$45,742	$47,325
Gross margin	38,682	39,983	41,869	43,006
Income from operations	10,017	10,301	9,071	10,074
Income before income taxes	12,652	13,122	11,855	13,121
Net income	$7,944	$8,067	$8,305	$7,777
Basic income per share(1)	$0.17	$0.17	$0.18	$0.17
Diluted income per share(1)	$0.16	$0.17	$0.18	$0.17

(1)
Basic and diluted net income (loss) per share computations for each quarter are independent and may not add up to the net income per share computation for the respective year. See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the determination of basic and diluted net income (loss) per share.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our market risk exposures are related to our cash, cash equivalents, investments in marketable securities and senior secured credit facility. We invest our excess cash in highly liquid short-term investments such as municipal bonds, government agency obligations, and corporate bonds. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and the interest expense incurred on our senior secured credit facility and therefore impact our cash flows and results of operations.

        We are exposed to changes in interest rates primarily from our short-term available-for-sale investments and from our borrowings under our variable rate senior secured credit facility used in connection with the acquisition of SurfControl in October 2007. Our senior secured credit facility agreement provides that we must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years.

        A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. However, the impact of this type of adverse movement would be partially mitigated by our interest rate swap and cap agreements. Based on our outstanding senior secured credit facility balance at December 31, 2007 and taking into consideration our interest rate swap and cap, our interest expense would increase by approximately $785,000 during 2008 if there were a hypothetical 100 basis point adverse move in the interest rate yield curve.

        A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at December 31, 2007. Changes in interest rates over time will, however, affect our interest income.

        We utilize foreign currency forward contracts and zero-cost collar contracts to hedge foreign currency market exposures of underlying assets and liabilities. We bill certain international customers in Euros and British Pounds and SurfControl has historically billed certain international customers in Euros, British Pounds, Australian Dollars, China Yuan Renminbi, Singapore Dollars, Japanese Yen and Israel New Shekels. We also keep working funds necessary to facilitate the short-term operations of our subsidiaries in the local currencies in which they do business. Our objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. We do not use foreign currency contracts for speculative or trading purposes.

        Notional and fair values of our hedging positions at December 31, 2007 and 2006 are presented in the table below (in thousands):

	December 31, 2007			December 31, 2006
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Euro	€1,500	$2,189	$2,167	€1,350	$1,705	$1,630
British Pound	£—	—	—	£1,200	2,350	2,337

Total		$2,189	$2,167		$4,055	$3,967

        The approximate $0.5 million notional increase in our Euro hedged position at December 31, 2007 compared to December 31, 2006 is primarily due to the increase in Euro billings during 2007. All of the Euro hedging contracts will be settled before March 31, 2008. For 2006 and 2007, less than 15% of our total billings were denominated in the Euro. We do not expect Euro billings to represent more than 15% of our total billings during 2008.

        The approximate $2.4 million notional decrease in our British Pound hedged position at December 31, 2007 compared to December 31, 2006 is primarily due to the natural hedge against our British Pound expenditures by billings in the British Pound which began in May 2007. As of December 31, 2007 no British Pound contracts were outstanding. We do not expect to hedge the British Pound as we continue billing in the British Pound which, because we have substantial operations in the UK and expenses in British Pounds, creates a natural hedge against our billings in British Pounds.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Websense, Inc.

        We have audited the accompanying consolidated balance sheets of Websense, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Websense, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, Websense, Inc. adopted Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006 and FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," effective January 1, 2007. Also, as described in Notes 1 and 13 to the consolidated financial statements, during 2006, Websense, Inc. adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements ("SAB 108")." The Company used the one time special transition provisions of SAB 108 and recorded an adjustment to retained earnings effective January 1, 2006 for correction of prior period errors in recording revenue and deferred revenue.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Websense, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

San Diego, California
February 26, 2008

Websense, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$66,383	$83,523
Marketable securities	19,781	243,382
Accounts receivable, net of allowance for doubtful accounts of $2,131 and $1,425 at December 31, 2007 and 2006	76,328	52,740
Prepaid income taxes	3,734	—
Current portion of deferred income taxes	22,870	18,179
Other current assets	10,109	3,943

Total current assets	199,205	401,767
Property and equipment, net	17,657	5,793
Intangible assets, net	152,906	1,067
Goodwill	385,916	—
Deferred income taxes, less current portion	19,048	13,806
Deposits and other assets	5,798	1,824

Total assets	$780,530	$424,257

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,255	$2,712
Accrued payroll and related benefits	28,960	9,164
Other accrued expenses	30,463	7,084
Current portion of income taxes payable	1,531	4,229
Current portion of deferred tax liability	10,399	—
Current portion of deferred revenue	190,569	148,539

Total current liabilities	265,177	171,728
Income taxes payable, less current portion	12,264	—
Senior secured credit facility	190,000	—
Deferred revenue, less current portion	96,116	71,804
Deferred tax liability, less current portion	20,964	—
Other long term liabilities	1,634	—

Total liabilities	586,155	243,532
Stockholders' equity:
Common stock—$0.01 par value; 100,000 shares authorized; 45,394 and 44,785 shares issued and outstanding at December 31, 2007 and 2006	515	509
Additional paid-in capital	267,164	237,302
Treasury stock, at cost	(139,792)	(139,744)
Retained earnings	67,808	82,748
Accumulated other comprehensive loss	(1,320)	(90)

Total stockholders' equity	194,375	180,725

Total liabilities and stockholders' equity	$780,530	$424,257

See accompanying notes.

Websense, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenues	$211,665	$178,814	$148,636
Cost of revenues	29,080	15,274	10,642

Gross margin	182,585	163,540	137,994
Operating expenses:
Selling and marketing	126,335	80,135	55,288
Research and development	39,681	22,663	16,277
General and administrative	32,721	21,279	11,729
In-process research and development	1,270	—	—

Total operating expenses	200,007	124,077	83,294

(Loss) income from operations	(17,422)	39,463	54,700
Interest expense	(4,308)	—	—
Other income, net	9,492	11,287	5,411

(Loss) income before income taxes	(12,238)	50,750	60,111
Provision for income taxes	2,327	18,657	21,343

Net (loss) income	$(14,565)	$32,093	$38,768

Net (loss) income per share:
Basic net (loss) income per share	$(0.32)	$0.69	$0.82

Diluted net (loss) income per share	$(0.32)	$0.68	$0.79

Weighted average shares—basic	45,107	46,494	47,491

Weighted average shares—diluted	45,107	47,116	49,196

See accompanying notes.

Websense, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common stock
			Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2004	47,052	$235	$150,447	$—	$17,681	$(419)	$167,944
Issuance of common stock upon exercise of options	2,434	12	24,594	—	—	—	24,606
Issuance of common stock for ESPP purchase	314	2	3,356	—	—	—	3,358
Issuance of common stock for stock dividend	—	251	(251)	—	—	—	—
Purchase of treasury stock	(1,858)	—	—	(48,340)	—	—	(48,340)
Tax benefit of stock options	—	—	19,680	—	—	—	19,680
Net income	—	—	—	—	38,768	—	38,768
Net change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	(112)	(112)
Net change in unrealized loss on fair value of foreign currency contracts, net of tax	—	—	—	—	—	(93)	(93)

Comprehensive income							38,563

Balance at December 31, 2005	47,942	500	197,826	(48,340)	56,449	(624)	205,811
Revenue recognition error—net of tax upon adoption of SAB 108 (see Note 13)	—	—	—	—	(5,794)	—	(5,794)

Balance at January 1, 2006 upon adoption of SAB 108	47,942	500	197,826	(48,340)	50,655	(624)	200,017
Issuance of common stock upon exercise of options	946	7	11,573	—	—	—	11,580
Issuance of common stock for ESPP purchase	197	2	3,978	—	—	—	3,980
Share-based compensation expense	—	—	20,358	—	—	—	20,358
Excess tax benefit of share-based compensation	—	—	3,567	—	—	—	3,567
Purchase of treasury stock	(4,300)	—	—	(91,404)	—	—	(91,404)
Net income	—	—	—	—	32,093	—	32,093
Net change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	458	458
Net change in unrealized gain on fair value of foreign currency contracts, net of tax	—	—	—	—	—	76	76

Comprehensive income							32,627

Balance at December 31, 2006	44,785	509	237,302	(139,744)	82,748	(90)	180,725
Cumulative impact of change in accounting for uncertainties in income taxes—upon adoption of FIN 48 (see Note 11)	—	—	(859)	—	(375)	—	(1,234)

Balance at January 1, 2007 upon adoption of FIN 48	44,785	509	236,443	(139,744)	82,373	(90)	179,491
Issuance of common stock upon exercise of options	339	4	3,256	—	—	—	3,260
Issuance of common stock for ESPP purchase	240	2	4,315	—	—	—	4,317
Issuance of common stock from restricted stock units, net	30	—	—	(48)	—	—	(48)
Share-based compensation expense	—	—	22,140	—	—	—	22,140
Excess tax benefit of share-based compensation	—	—	1,010	—	—	—	1,010
Net loss	—	—	—	—	(14,565)	—	(14,565)
Net change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	81	81
Net change in unrealized gain on fair value of foreign currency contracts, net of tax	—	—	—	—	—	9	9
Unrealized loss on interest rate swap and cap, net of tax	—	—	—	—	—	(998)	(998)
Translation adjustments	—	—	—	—	—	(322)	(322)

Comprehensive loss							(15,795)

Balance at December 31, 2007	45,394	$515	$267,164	$(139,792)	$67,808	$(1,320)	$194,375

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2007	2006	2005
Operating activities:
Net (loss) income	$(14,565)	$32,093	$38,768
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	27,334	3,406	2,631
In-process research and development	1,270	—	—
Share-based compensation	22,140	20,358	—
Deferred income taxes	(14,642)	(10,170)	(3,762)
Realized and unrealized gain (loss) on foreign exchange contracts	543	76	(93)
Tax benefit from exercise of stock options	—	—	19,680
Excess tax benefit from share-based compensation	(1,010)	(3,567)	—
Changes in operating assets and liabilities, net of effects from purchases of PortAuthority and SurfControl:
Accounts receivable	(6,744)	(2,170)	(6,261)
Other assets	(5,160)	211	(790)
Accounts payable	(1,181)	639	973
Accrued payroll and related benefits	1,088	688	1,313
Other liabilities	(5,644)	1,999	74
Deferred revenue	46,306	34,624	47,608
Income taxes payable	3,872	5,491	547

Net cash provided by operating activities	53,607	83,678	100,688

Investing activities:
Purchase of intangible asset	—	(1,200)	—
Cash paid to acquire PortAuthority, net of cash acquired	(81,988)	—	—
Cash paid to acquire SurfControl, net of cash acquired	(395,062)	—	—
Purchase of property and equipment	(5,866)	(4,143)	(3,599)
Purchases of marketable securities	(506,913)	(649,486)	(477,282)
Maturities of marketable securities	730,595	665,322	422,278
Sales of marketable securities	—	—	1,042
Cash received from sale of the option contracts on SurfControl acquisition	5,308	—	—
Cash paid for option contracts on SurfControl acquisition	(5,750)	—	—

Net cash (used in) provided by investing activities	(259,676)	10,493	(57,561)

Financing activities:
Borrowings under senior secured credit facility	210,000	—	—
Principal payments on senior secured credit facility	(20,000)	—	—
Cash paid for deferred financings fees under senior secured credit facility	(5,444)	—	—
Proceeds from exercise of stock options	3,260	11,580	24,606
Proceeds from issuance of common stock for stock purchase plan	4,317	3,980	3,358
Repayment of PortAuthority loan	(4,214)	—	—
Excess tax benefit of share-based compensation	1,010	3,567	—
Purchase of treasury stock	—	(91,404)	(48,340)

Net cash provided by (used in) financing activities	188,929	(72,277)	(20,376)

(Decrease) increase in cash and cash equivalents	(17,140)	21,894	22,751
Cash and cash equivalents at beginning of year	83,523	61,629	38,878

Cash and cash equivalents at end of year	$66,383	$83,523	$61,629

Supplemental disclosures of cash flow information:
Income taxes paid	$14,454	$17,493	$3,656
Unrealized gain (loss) on marketable securities	$81	$458	$(112)

See accompanying notes.

Websense, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

1. Summary of Significant Accounting Policies

Description of Business

        Websense, Inc. ("Websense" or the "Company") commenced operations in 1994. Websense is a provider of Web security and data loss prevention solutions, providing products that protect organizations' employees and critical business data from external Web-based and email-based attacks, and from internal employee-generated threats such as an employee error or malfeasance. The Company's customers use our software products to provide a secure and productive computing environment for employees, business partners and customers.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (GAAP) in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries in Australia, Austria, Brazil, Canada, China, France, Germany, India, Ireland, Israel, Italy, Japan, Mauritius, the Netherlands, the United Kingdom and the United States. Significant intercompany accounts and transactions have been eliminated in consolidation. As further described in Note 4, Websense acquired SurfControl plc ("SurfControl") on October 3, 2007 and thus the results of operations of SurfControl and its wholly-owned subsidiaries are reflected in Websense's results of operations beginning on the date of acquisition.

        For fiscal years 2005 and 2006 and most of fiscal 2007, the Company's sales were primarily denominated in its functional currency which has been the U.S. dollar. With the acquisition of SurfControl, Websense now has some subsidiaries with functional currencies other than the U.S. dollar. The assets and liabilities of these subsidiaries, where the local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income (loss). Revenue and expense accounts are translated at average exchange rates during the year. The Company recorded foreign currency transaction gains (losses) of $482,000, $96,000 and ($32,000) for the years ended December 31, 2007, 2006 and 2005, respectively, which are included in "Other income, net" on its consolidated statements of operations.

Revenue Recognition

        The Company has adopted American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2) as amended by SOP 98-9, as well as Staff Accounting Bulletin No. 104, Revenue Recognition, as issued by the Securities and Exchange Commission. These statements and bulletin provide guidance for recognizing revenue related to sales by software vendors.

        The Company sells its products on a subscription basis. A subscription is generally 12, 24 or 36 months in duration and for a fixed number of seats or devices. The Company recognizes revenue on

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

1. Summary of Significant Accounting Policies (Continued)

a daily straight-line basis, commencing with the day the subscription begins, over the term of the subscription agreement provided collectability is reasonably assured and all the other elements of revenue recognition have been met. Upon entering into a subscription arrangement for a fixed or determinable fee, the Company electronically delivers access codes to users and then promptly invoices customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30-60 days of invoicing.

        The Company records amounts billed to customers in excess of recognizable revenue as deferred revenue in the accompanying consolidated balance sheets. The Company amortizes deferred revenues over the term of the subscription agreement commencing with the day the agreement is signed.

        The Company records distributor marketing payments and channel rebates in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), which states these payments and rebates should be recorded as an offset to revenue. The Company recognizes distributor marketing payments as an offset to revenue in the period the marketing service is provided. The Company recognizes channel rebates as an offset to revenue on a straight-line basis over the term of the corresponding subscription agreement.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with a maturity of ninety days or less when purchased to be cash equivalents. The Company generally invests its excess cash in fixed-income obligations with strong credit ratings. Such investments are made in accordance with the Company's investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified if necessary to take advantage of trends in yields and interest rates. The Company has not experienced any losses on its cash and cash equivalents.

Marketable Securities

        Marketable securities at December 31, 2007 primarily consist of municipal bonds. The Company has the ability and intent, if necessary, to liquidate any of its investment securities in order to meet the liquidity needs of current obligations. The Company currently classifies all investment securities as available for sale. Securities classified as available for sale are reported at fair value, adjusted for other-than-temporary declines in value. The Company records other-than-temporary declines in value to earnings as realized losses. The Company has not had any investment security losses taken to date related to other-than-temporary declines in value. Unrealized holding gains and losses on securities available for sale are reported as a net amount in a separate component of accumulated other comprehensive income (loss) until realized. Realized gains and losses are recorded based on the specific identification method.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

1. Summary of Significant Accounting Policies (Continued)

Interest on Cash and Marketable Securities

        The Company's interest on cash and cash equivalents and marketable securities, included as a component of other income, net, was $8.5 million, $11.2 million and $6.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Acquisitions, Goodwill and Other Intangible Assets.

        The Company accounts for acquired businesses using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (SFAS 141), which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), the Company reviews goodwill that has an indefinite useful life for impairment at least annually in our fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. Intangible assets with finite lives are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the value of future undiscounted cash flows is less than the carrying amount of an asset, the Company records an impairment loss based on the excess of the carrying amount over the fair value of the asset. No impairment losses were recorded in 2007, 2006 or 2005.

Fair Value of Financial Instruments

        The fair values of investment securities have been determined using values supplied by an independent pricing service and are disclosed together with carrying amounts in Note 2. The carrying value of cash equivalents, accounts receivable, accounts payable, accrued liabilities and the senior secured credit facility approximate their fair values.

Derivatives

        The Company uses derivatives to manage foreign currency risk and interest rate risk and not for speculative or trading purposes. The Company's objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. Gains and losses resulting from changes in the fair values of those derivative instruments are recorded to earnings or other comprehensive income depending on the use of the derivative instrument and whether it qualifies for hedge accounting.

        During 2007 and 2006, the Company utilized Euro foreign currency forward contracts to hedge anticipated Euro denominated accounts receivable. During 2007 and 2006, the Company utilized British Pound zero-cost collar contracts to hedge anticipated operating expenses. All such contracts entered into were designated as either fair value hedges or cash flow hedges and were considered effective, if applicable, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

1. Summary of Significant Accounting Policies (Continued)

(SFAS 133), as amended. None of the contracts were terminated prior to settlement. Net realized losses related to the contracts designated as fair value hedges settled during 2007 and 2006 are included in other income, net, in the accompanying consolidated statements of operations and amounted to approximately $279,000 for 2007 and $191,000 for 2006, respectively. Net realized gains related to the contracts designated as cash flow hedges settled during 2007 and 2006 are included in the respective operating categories the Company hedges its British Pound expenditures against. These net realized gains amounted to approximately $19,000 in 2007 and $117,000 in 2006, respectively.

        Notional and fair values of the Company's hedging position at December 31, 2007 and 2006 are presented in the table below (in thousands):

	December 31, 2007			December 31, 2006
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Euro	€1,500	$2,189	$2,167	€1,350	$1,705	$1,630
British Pound	£—	—	—	£1,200	2,350	2,337

Total		$2,189	$2,167		$4,055	$3,967

        Euro forward contracts at December 31, 2007 were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not selected. All Euro contracts will be settled before March 31, 2008. Realized gains or losses related to the settlements, if any, will be recorded in other income, net at the time of settlement.

        As of December 31, 2007 there were no British Pound contracts outstanding. In May 2007 the Company began billing in the British Pound which creates a natural hedge against our British Pound expenditures. All British Pound contracts during 2006 were designated as cash flow hedges and were determined to be effective as of December 31, 2006. All British Pound contracts outstanding at December 31, 2006 were settled during 2007. Realized gains and losses related to the settlements, if any, were recorded in the respective operating categories the Company hedges its British Pound expenditures against.

        The Company's senior secured credit facility agreement provides that the Company must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years. On October 11, 2007 in conjunction with the funding of the senior secured credit facility, the Company entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The initial principal amount of the swap agreement was $105 million on October 11, 2007. In addition, on October 11, 2007 the Company entered into an interest rate cap agreement to limit the maximum interest rate on a portion of its senior secured credit facility to 6.5% per annum. The amount of principal protected by this cap agreement increases from $5 million at December 31, 2007 to $74.3 million on June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

1. Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk

        The Company sells its products to customers primarily in the United States, Canada, Europe, Asia, Australia and Latin America. The Company maintains a reserve for potential credit losses and historically such losses have been within management's estimates. The Company's broad-line distributor in North America accounted for approximately 12% of the Company's revenue during 2007.

Property and Equipment

        Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, ranging from three to seven years. Depreciation and amortization of leasehold improvements are computed using the shorter of the remaining lease term or the economic life.

Computer Software Costs

        In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (SFAS 86), costs are capitalized, when significant, in the development of specific computer software products after establishment of technological feasibility and marketability. There have been no such costs capitalized to date as the costs incurred during the period between technological feasibility to general release have not been significant.

        The Company accounts for internally developed computer software costs, incurred in the application stage, in accordance with SOP No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). There have been no such costs capitalized to date as the costs incurred for internally developed computer software have not been significant.

Advertising Expenses

        Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2007, 2006 and 2005 were $7.8 million, $4.9 million and $4.8 million, respectively.

Share-Based Compensation

        Through December 31, 2005, the Company accounted for share-based employee compensation plans under the intrinsic value measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123). Accordingly, the Company recorded no share-based employee compensation expense for options granted under its Amended and Restated 2000 Stock Incentive Plan (2000 Plan) or its predecessor plans (or options granted as non-plan inducement options) during 2005 as all other options granted had exercise prices equal to the fair market value of the common stock on the date of grant. The Company also recorded no compensation expense in connection with the Employee Stock Purchase Plan during 2005 as the purchase price of the stock was not less than 85% of the lower of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period. Through December 31, 2005 in accordance with SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148), the Company disclosed net income or loss and

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

1. Summary of Significant Accounting Policies (Continued)

net income or loss per share as if the fair value-based method was applied in measuring compensation expense for share-based incentive programs.

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under that transition method, compensation expense that the Company recognized beginning on that date includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods will not be restated.

        Effective January 1, 2006, the Company adopted FASB Staff Position FAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, (FAS 123R-3). FAS 123R-3 provides a practical exception when transitioning to the accounting requirements in SFAS 123R. The Company has used the simplified method to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS 123R (termed the "APIC Pool"). The adoption of FAS 123R-3 for the year ended December 31, 2006 did not have a material impact on the Company's consolidated financial statements.

        The table below reflects the pro-forma net income and earnings per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

Year Ended December 31, 2005
Net income—as reported	$38,768
Share-based compensation expense, net of tax	(10,794)

Net income, including the effect of share-based compensation expense	$27,974

Basic net income per share—as reported	$0.82
Basic net income per share, including the effect of shared-based compensation expenses	$0.59
Diluted net income per share—as reported	$0.79
Diluted net income per share, including the effect of share-based compensation expense	$0.57

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

1. Summary of Significant Accounting Policies (Continued)

        The results for 2007 and 2006 include share-based compensation expense of $22.1 million and $20.4 million, respectively, (excluding tax effects) in the following expense categories of the consolidated statement of operations.

	Years Ended December 31,
	2007	2006
Share-based compensation in:
Cost of revenue	$1,506	$1,476

Total share-based compensation in cost of revenue	1,506	1,476
Selling and marketing	8,921	8,264
Research and development	4,115	3,573
General and administrative	7,598	7,045

Total share-based compensation in operating expenses	20,634	18,882

Total share-based compensation	$22,140	$20,358

        At December 31, 2007, there was $62.1 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of approximately 2.7 years.

        The Company estimates the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in the tables below. The Company estimates the expected term of options granted based on the history of grants and exercises in the Company's option database. The Company estimates the volatility of its common stock at the date of grant based on both the historical volatility as well as the implied volatility of publicly traded options on its common stock, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107). The Company bases the risk-free interest rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. The Company amortizes the fair value ratably over the vesting period of the awards, which is typically four years. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

1. Summary of Significant Accounting Policies (Continued)

        The Company used the following assumptions to estimate the fair value of stock options granted for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Average expected life (years)	3.1	3.1	4.9
Average expected volatility factor	35.2%	40.2%	44.2%
Average risk-free interest rate	4.5%	3.6%	4.0%
Average expected dividend yield	—	—	—

        The Company used the following assumptions to estimate the fair value of the semi-annual employee stock purchase plan share grant during the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Average expected life (years)	1.3	1.3	1.3
Average expected volatility factor	34.4%	36.2%	44.6%
Average risk-free interest rate	4.3%	4.9%	3.6%
Average expected dividend yield	—	—	—

        The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Comprehensive Income

        SFAS No. 130 Reporting Comprehensive Income (SFAS 130) requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss).

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

1. Summary of Significant Accounting Policies (Continued)

Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2007	2006
Unrealized loss on marketable securities	$—	$(81)
Unrealized loss on fair value of foreign currency contracts	—	(9)
Unrealized loss on interest rate swap and cap	(998)	—
Translation adjustment	(322)	—

	$(1,320)	$(90)

Net Income Per Share

        The Company computes net income per share in accordance with SFAS No. 128, Earnings Per Share (SFAS 128). Under the provisions of SFAS 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares for all periods presented consist of dilutive stock options and restricted stock units. Dilutive securities include both dilutive stock options and dilutive restricted stock units and are calculated based on the average share price for each fiscal period using the treasury stock method.

        As the Company reported a net loss in 2007, basic and diluted net loss per share were the same. Potentially dilutive securities outstanding were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. Potentially dilutive securities totaling 4,666,000 and 212,000 for the years ended December 31, 2006 and 2005, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect as these stock options had exercise prices greater than the average market price of the common shares.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

1. Summary of Significant Accounting Policies (Continued)

        The following is a reconciliation of the numerator and denominator of basic earnings per share (EPS) to the numerator and denominator of diluted EPS for all periods presented.

	Net (Loss) Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Years Ended:
December 31, 2007:
Basic EPS	$(14,565)	45,107	$(0.32)
Effect of options	—	—	—

Diluted EPS	$(14,565)	45,107	$(0.32)

December 31, 2006:
Basic EPS	$32,093	46,494	$0.69
Effect of options	—	622	(0.01)

Diluted EPS	$32,093	47,116	$0.68

December 31, 2005:
Basic EPS	$38,768	47,491	$0.82
Effect of options	—	1,705	(0.03)

Diluted EPS	$38,768	49,196	$0.79

Income Taxes

        The Company applies the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

        In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48), which became effective for the Company beginning in 2007. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties and disclosure. The Company adopted FIN 48 effective January 1, 2007 and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the January 1, 2007 balance of additional paid in capital and retained earnings on the consolidated balance sheet.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

1. Summary of Significant Accounting Policies (Continued)

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of the Company's customers to pay their invoices. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and thus the Company will adopt SFAS 157 as of January 1, 2008. The Company is currently evaluating the impact, if any, that SFAS 157 may have on its future consolidated financial statements.

        In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 159 may have on its future consolidated financial statements.

        In December 2007 the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS 141R may have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, consummated after the effective date. The Company is still assessing the impact of this standard on its future consolidated financial statements.

2. Marketable Securities

        Investments in marketable securities consisted of the following at December 31, 2007 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Municipal Bonds	$19,781	$—	$—	$19,781

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2. Marketable Securities (Continued)

        Investments in marketable securities consisted of the following at December 31, 2006 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Auction Rate Notes	$46,260	$—	$—	$46,260
Corporate Bonds	20,633	—	(12)	20,621
Government Agency Obligations	10,524	—	(6)	10,518
Municipal Bonds	166,046	—	(63)	165,983

	$243,463	$—	$(81)	$243,382

        The amortized cost and estimated fair value of the securities at December 31, 2007 and 2006, by contractual maturity, are shown below (in thousands):

	2007		2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within 1 year	$19,781	$19,781	$197,992	$197,905
Due between 1 and 3 years	—	—	45,471	45,477

	$19,781	$19,781	$243,463	$243,382

        Realized gains (losses) from investments in marketable securities for the years ended 2007, 2006 and 2005 were $0, $0 and ($5,000), respectively.

3. Property and Equipment

        Property and equipment consisted of the following (in thousands):

		December 31,
	Estimated Useful Lives
		2007	2006
Computer hardware and software	3 years	$33,400	$18,245
Office furniture and equipment	3-7 years	6,339	3,696

		39,739	21,941
Accumulated depreciation		(22,082)	(16,148)

		$17,657	$5,793

        Depreciation expense for 2007, 2006 and 2005 was $5.9 million, $3.3 million and $2.6 million, respectively.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

4. Acquisitions

PortAuthority

        On January 8, 2007, the Company acquired all of the outstanding stock of PortAuthority Technologies, Inc. (PortAuthority), a provider of data loss prevention technology. The Company acquired PortAuthority to combine the two companies' technologies to help customers prevent unauthorized use or disclosure of confidential data while simultaneously protecting users and data from external malicious threats. The Company expects to benefit from the acquisition by expanding its product offerings and increasing its revenues. These are among the factors that contributed to a purchase price for the PortAuthority acquisition that resulted in the recognition of goodwill of $73.6 million. PortAuthority's operations were included in the Company's results of operations beginning on the date of acquisition.

        Pursuant to the terms of the purchase agreement, the Company acquired all of PortAuthority's outstanding capital stock for $88.4 million in cash, funded with existing cash resources. The total purchase price, including transaction costs of approximately $1.9 million, has been allocated to tangible and intangible assets acquired based on estimated fair values, with the remainder classified as goodwill. None of the goodwill recorded as part of this acquisition will be deductible for tax purposes.

        The total purchase price of the acquisition was as follows (in thousands):

Cash paid for PortAuthority business	$88,393
Transaction costs	1,897

Total purchase price	$90,290

        The total purchase price has been allocated as follows (in thousands):

Fair value of net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$8,078
Other assets	2,682
Other liabilities	(6,600)
Long-term loan	(4,214)

		(54)
Fair value of identifiable intangible assets acquired:
Technology	12,700
Non-compete agreements	800
Customer relationships	700
Trade name	510

		14,710
In-process research and development		1,270
Goodwill		74,364

Total purchase price		$90,290

        The $4.2 million of PortAuthority indebtedness assumed in the transaction was repaid in the first quarter of 2007.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

4. Acquisitions (Continued)

        The amount allocated to in-process research and development represents the fair value of an acquired, to-be-completed research project. The estimated value of approximately $1.3 million of the research project was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the future net cash flows from the project once commercially viable, and discounting the net cash flows to their present value. As of the acquisition date, this project was not expected to have reached technological feasibility and will have no alternative future use. Accordingly, the amount allocated to in-process research and development was charged to the Company's statement of operations for the year ended December 31, 2007.

SurfControl

        On October 3, 2007, the Company completed the acquisition of SurfControl plc (SurfControl), a U.K. based provider of Web and e-mail security solutions. The Company acquired SurfControl to create a security solutions company with the scale and product offerings to compete more effectively with large global security software companies. In connection with the acquisition, the holders of outstanding SurfControl capital stock, stock options and long term incentive plan awards received total cash of approximately £220 million (approximately $449 million based upon the exchange rate in effect on October 2, 2007, the date on which the acquisition was sanctioned by the U.K. Courts). Following the acquisition, the Company received approximately £16 million (approximately $33 million) in proceeds from the exercise of SurfControl employee stock options that became fully vested and exercisable upon the closing of the acquisition. The Company was obligated to pay the purchase price for the acquisition in British Pounds. The acquisition was financed through a combination of the Company's existing cash resources and the net proceeds from a $210 million senior secured credit facility (as more fully described in Note 8).

        The total purchase price of the acquisition was as follows (in thousands):

Cash paid for SurfControl	$448,760
Transaction costs	12,297

Total purchase price	$461,057

        The transaction costs incurred by the Company primarily consist of fees for financial advisors, attorneys, accountants and other advisors directly related to the transaction. As the Company retained a financial advisor to provide both advisory services in structuring the acquisition and providing financing, the Company included, of the amounts paid to the financial advisor, $4.7 million of advisory services as transaction costs and $4.5 million as deferred financing costs related to the senior secured credit facility.

        Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the aggregate fair values is recorded to goodwill. The purchase price allocation is preliminary and subject to revision as more detailed analyses are completed and additional information on the fair value of assets and liabilities becomes available. Any change in the fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill. None of the goodwill recorded as part of the SurfControl

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

4. Acquisitions (Continued)

acquisition is expected to be deductible for tax purposes. The purchase price will be finalized in fiscal 2008.

        In performing the preliminary purchase price allocation, the Company considered, among other factors, the use of the acquired assets, analyses of historical financial performance and estimates of future performance of SurfControl's products. The fair value of intangible assets was based on a valuation completed by a third party valuation firm using an income approach and estimates and assumptions provided by management. Customer relationships represent the underlying relationships and agreements with SurfControl's installed customer base. Technology represents SurfControl's developed products that have reached technological feasibility.

        The Company has estimated the fair value of the support obligations related to the deferred revenue assumed from SurfControl in connection with the acquisition. The estimated fair value of the support obligations was determined using a cost build up approach by estimating the costs relating to fulfilling the obligations plus a normal profit margin.

        The preliminary allocation of the purchase price as of December 31, 2007 is as follows (in thousands):

Fair value of net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$65,995
Accounts receivable	16,231
Other current assets	3,509
Property and equipment	10,796
Deferred income taxes	(37,732)
Accounts payable and accrued expenses	(47,352)
Deferred revenue	(19,707)

		(8,260)
Fair value of identifiable intangible assets acquired:
Technology	29,265
Customer relationships	128,500

		157,765
Goodwill		311,552

Total estimated purchase price		$461,057

        In connection with the acquisition, the Company's management approved plans to restructure the operations of the acquired company through involuntarily terminating certain of SurfControl's employees and exiting certain SurfControl facilities. The Company began formulating its restructuring plans for the operations of SurfControl in April 2007 when the acquisition was first announced. As of December 31, 2007, the Company has committed to a plan which includes involuntarily terminating approximately 320 employees who have been terminated during the fourth quarter of 2007 or will be terminated during fiscal 2008. These workforce reductions are across all functions and geographies and affected employees were, or will be, provided cash severance packages. Additionally, the Company has

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

4. Acquisitions (Continued)

exited, or will be exiting, leases in certain locations as well as reducing the square footage required to operate some locations. The Company will finalize its facility exit plans during fiscal 2008 which could further result in adjustments to the fair value of the associated acquired liabilities. The Company has accrued the estimated costs associated with the employee severance and facility exit obligations as liabilities assumed in the purchase business combination. Accordingly, these estimated costs are included as part of the purchase price of SurfControl. Changes to the estimates of these costs included as part of the purchase price allocation of SurfControl will be recorded as a reduction to goodwill or as an expense to the results of operations, as appropriate. As of December 31, 2007, $16.1 million of severance and facility exit obligations remain accrued for payments in future periods as follows (in thousands):

	Opening Balance	Foreign Exchange Adjustments	Cash Payments	Balance at December 31, 2007
Severance costs	$14,377	$(52)	$(7,564)	$6,761
Facility exit costs	9,635	(115)	(141)	9,379

Total	$24,012	$(167)	$(7,705)	$16,140

        The accruals for severance costs at December 31, 2007 primarily represent the amounts to be paid to employees that have been terminated or identified for termination as a result of the restructuring plan described above. These amounts are expected to be paid within fiscal 2008.

        The accruals for facility exit costs at December 31, 2007 represent the remaining fair value of lease obligations for exiting locations, as determined at the expected cease-use dates of those facilities, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2013. As of December 31, 2007, the facility exit accrual has not been reduced for any estimated sublease income nor have any adjustments been made due to favorable or unfavorable current lease terms as the Company has not yet obtained the information needed to make such an estimate. The Company will obtain such information within one year from the date of acquisition and will adjust the facility exit accrual accordingly.

        The accompanying consolidated statements of operations reflect the operating results of SurfControl since October 3, 2007. Assuming the acquisitions of SurfControl and PortAuthority had occurred on January 1, 2006, the pro forma unaudited results of operations for 2006 and 2007 would have been as follows (in thousands, except per share amounts):

	Year Ended
	December 31, 2007	December 31, 2006
Revenue	$312,129	$293,546
Net loss	(66,224)	(18,439)
Basic and diluted net loss per share	$(1.47)	$(0.40)

        The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by Websense in excess of actual amounts incurred or realized through December 31, 2007.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

5. Intangible Assets

        Intangible assets subject to amortization consisted of the following as of December 31, 2007 (in thousands):

	Weighted Average Life (in years)	Cost	Accumulated Amortization	Net
Technology	3.7	$43,165	$(6,747)	$36,418
Customer relationships	6.8	129,200	(13,120)	116,080
Trade name	5.0	510	(102)	408

Total	6.0	$172,875	$(19,969)	$152,906

        Intangible assets subject to amortization consisted of the following as of December 31, 2006 (in thousands):

	Weighted Average Life (in years)	Cost	Accumulated Amortization	Net
Technology	3.0	$1,200	$(133)	$1,067

        Amortization expense of intangible assets for 2007 and 2006 was $20.6 million and $0.1 million, respectively. As of December 31, 2007, amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2008	$49,626
2009	38,345
2010	25,553
2011	14,756
2012	8,163
Thereafter	16,463

Total expected amortization expense	$152,906

6. Geographic Information

        The following illustrates revenues attributed to customers located in the Company's country of domicile (the United States) and those attributed to foreign customers (in thousands):

	Years Ended December 31,
	2007	2006	2005
United States	$123,945	$113,941	$99,589
Europe, Middle East and Africa	59,817	44,354	33,429
Asia/Pacific	10,862	7,704	6,124
Canada and Latin America	17,041	12,815	9,494

	$211,665	$178,814	$148,636

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

6. Geographic Information (Continued)

        The United Kingdom represented $22.9 million, $17.7 million and $14.2 million of total revenue for the years ended 2007, 2006 and 2005, respectively. No other foreign country represented more than 5% of total revenue.

7. Deferred Revenue

        The Company expects to recognize revenues related to subscriptions in existence as of December 31, 2007 as follows (in thousands):

Years Ending December 31,
2008	$190,569
2009	64,602
2010	28,792
2011 and thereafter	2,722

$286,685

8. Senior Secured Credit Facility

        On October 11, 2007, in order to finance a portion of the purchase price for SurfControl, the Company entered into an amended and restated senior credit agreement (the Senior Credit Agreement). The $225 million senior secured credit facility consists of a five year $210 million senior secured credit facility and a $15 million revolving credit facility. The senior secured credit facility was fully funded on October 11, 2007, and the revolving line of credit remains unused. On December 31, 2007 the Company made an optional prepayment of its senior secured credit facility, reducing the outstanding balance to $190 million. The senior secured credit facility is secured by substantially all of the assets of the Company, including pledges of stock of some of its subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by the Company's domestic subsidiaries. The senior secured credit facility amortizes at a minimum rate of 2.5%, 10%, 12.5%, and 15%, respectively, during the first four years of the term and 60% during the fifth year. In conjunction with our $20 million prepayment on December 31, 2007, the Company amended its Senior Credit Agreement to eliminate any additional mandatory payments until September 30, 2009. The initial interest rate on the credit facility is LIBOR plus 250 basis points (7.3% at December 31, 2007), and is subject to step downs in the spread over LIBOR based upon potential future improvements in the Company's total leverage ratio. The unused portion of the revolving credit facility requires a 50 basis points fee per annum. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. The Company did not borrow any amounts under the original interim credit facility which it entered into on April 26, 2007 and which was terminated by its terms when the Senior Credit Agreement was executed.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

8. Senior Secured Credit Facility (Continued)

        As of December 31, 2007, future minimum principal payments under the senior secured credit facility will be as follows (in thousands):

Years Ending December 31,
2008	$—
2009	6,250
2010	26,250
2011	31,500
2012	126,000

Total	$190,000

        On January 31, 2008, the Company made a voluntary prepayment of $10 million on its senior secured credit facility.

        The senior secured credit facility agreement provides that the Company must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years. On October 11, 2007 in conjunction with the funding of the senior secured credit facility, the Company entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The initial principal amount of the agreement was $105 million on October 11, 2007. In addition, on October 11, 2007 the Company entered into an interest rate cap agreement to limit the maximum interest rate on a portion of its senior secured credit facility to 6.5% per annum. The amount of principal protected by this agreement increases from $5 million at December 31, 2007 to $74.3 million on June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

9. Commitments and Contingencies

        The Company leases its facilities and certain equipment under non-cancelable operating leases, which expire at various dates through 2015. The facilities' leases contain renewal options and are subject to cost increases. Future minimum annual payments under non-cancelable operating leases at December 31, 2007 are as follows (in thousands):

Years Ending December 31,	Operating Leases
2008	$7,162
2009	4,489
2010	4,144
2011	3,625
2012	3,479
Thereafter	5,321

$28,220

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

9. Commitments and Contingencies (Continued)

        Rent expense totaled $6.6 million, $4.2 million and $3.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        FIN No. 45, Guarantees of Indebtedness of Others (FIN 45), elaborates on previously existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties, indemnifications or to guarantees accounted for as derivatives.

        The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products. The Company evaluates estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FIN 45. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in its financial statements.

Litigation

        On September 29, 2006, Jason Tauber filed a putative class action against the Company and other unidentified individuals in California Superior Court for the County of San Diego, captioned Tauber v. Websense. The complaint alleged that the plaintiff and a putative class of certain software engineers and computer professionals who worked for the Company as exempt employees during the period from September 15, 2002 through the date of settlement should have been classified as non-exempt employees under California law and should have been paid for overtime. The complaint also alleged related wage and hour violations of the California Labor Code arising from the alleged misclassification and that the failure to pay overtime constitutes an unfair business practice under California Business and Professions Code §17200. The complaint sought unspecified damages for unpaid overtime, prejudgment interest, attorneys' fees and other costs, statutory penalties for alleged violations, and other proper relief. During the second quarter of 2007, the parties agreed to a settlement and the Company charged the $3.2 million pending settlement amount between the operating expense categories and cost of revenue on the consolidated statement of operations, apportioned based upon the Company's estimate of amounts payable to eligible individuals in the settlement. On January 4, 2008 the Final Judgment of Dismissal with Prejudice was ordered by the court, and in January 2008, the Company paid a total of $2.9 million in satisfaction of all claims in the matter. The $2.9 million settlement was recorded as follows in the 2007 consolidated statement of operations: $117,000 to cost of revenue, $362,000 to selling and marketing, $2,308,000 to research and development and $126,000 to general and administrative.

        The Company is involved in various legal actions in the normal course of business. Based on current information, including consultation with the Company's attorneys, the Company believes it has adequately reserved for any ultimate liability that may result from these actions such that any liability would not materially affect our consolidated financial positions, results of operations or cash flows. The Company's evaluation of the likely impact of these actions could change in the future and unfavorable

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

9. Commitments and Contingencies (Continued)

outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on the Company's results of operations or cash flows in a future period.

10. Stockholders' Equity

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

Shares reserved for issuance at December 31, 2004	1,043,489
Shares reserved for issuance during 2005 based on the automatic increase in shares authorized	470,514
Shares issued during 2005	(313,598)

Shares reserved for issuance at December 31, 2005	1,200,405
Shares reserved for issuance during 2006 based on the automatic increase in shares authorized	479,424
Shares issued during 2006	(196,588)

Shares reserved for issuance at December 31, 2006	1,483,241
Shares reserved for issuance during 2007 based on the automatic increase in shares authorized	447,845
Shares issued during 2007	(239,921)

Shares reserved for issuance at December 31, 2007	1,691,165

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

        During 2007 and 2006, the Company issued 239,921 and 196,588 shares, respectively, under the Purchase Plan.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

10. Stockholders' Equity (Continued)

Employee Stock Option Plans

        The Amended and Restated 2000 Stock Incentive Plan (2000 Plan) provides for the grant of stock options to the Company's directors, officers, employees and consultants. The 2000 Plan provides for the grant of incentive and non-statutory stock options, restricted stock units and rights to purchase stock to employees, directors or consultants of the Company. The 2000 Plan provides that incentive stock options will be granted only to employees and are subject to certain limitations as to fair value during a calendar year.

        In addition, the 2000 Plan provides for automatic annual increases in the number of shares authorized and reserved for issuance thereunder (beginning in 2001) equal to the lesser of (i) 4% of the Company's outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 3,000,000 shares. At December 31, 2007, a total of 21,349,542 shares have been authorized for issuance under the 2000 Plan, of which 93,618 remain available for grant.

        On January 8, 2007, the Compensation Committee of Websense's Board of Directors adopted the Websense, Inc. 2007 Stock Incentive Assumption Plan (the 2007 Plan). In connection with the acquisition of PortAuthority, the Company agreed to substitute unvested stock options to purchase PortAuthority common stock that were granted under PortAuthority's 2004 Global Share Option Plan (the PortAuthority Option Plan) and outstanding immediately prior to the effective time of the acquisition with options to purchase an aggregate of 74,891 shares of Websense common stock (the Substitute Options). The Substitute Options have the same contractual lives and vesting periods as they did under the PortAuthority Option Plan. The number of shares and exercise prices of the Substitute Options were determined based on the conversion ratio as defined by the merger agreement with PortAuthority. At December 31, 2007, 204,083 shares were authorized for issuance and 129,011 shares were available for grant.

        The exercise price of both incentive and non-statutory stock options and the issuance price of common stock under the 2000 Plan and the 2007 Plan must equal at least the fair value on the date of grant or issuance, as the case may be. Through April 2005, the option grants were generally exercisable for a period of ten years, and beginning in May 2005, the option grants are generally exercisable for a period of seven years after the date of grant and generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months. Unvested common shares obtained through early exercise of stock options are subject to repurchase by the Company at the original issue price. Restricted stock units are subject to vesting and the holders of the restricted stock units are entitled to delivery of the underlying common stock on the applicable vesting date without any payment. To date, the Company has awarded restricted stock units as part of competitive hiring packages to replace foregone compensation and for employee retention purposes. The vesting schedules, including acceleration events, for restricted stock units may vary in the individual cases. To date, only non-statutory stock options and restricted stock units have been granted under the 2000 Plan and only non-statutory stock options have been granted under the 2007 Plan. Through December 31, 2007, the Company granted 120,000 restricted stock units of which 32,333 have vested and been issued. The remaining 87,667 restricted stock units have a weighted average grant date fair value of $29.70 and an aggregate intrinsic value of $1.5 million as of December 31, 2007.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

10. Stockholders' Equity (Continued)

        In 2002, the Company issued stock options as an incentive for certain persons to commence employment that were not covered under the 2000 Plan. In accordance with Section 4350(i) of the NASD Marketplace Rules for the Nasdaq Global Select Market, the Company issued 354,000 such stock options, which have substantially the same terms as stock options issued under the 2000 Plan.

        In January 2006, the Company entered into an employment agreement with Gene Hodges to serve as the Company's President and Chief Executive Officer, reporting to the Company's Board of Directors, with employment commencing on January 9, 2006 and continuing "at will" until either party gives notice of termination. On January 9, 2006, Mr. Hodges was granted non-qualified stock options to purchase an aggregate of 1,200,000 shares of the Company's common stock outside the Company's 2000 Plan (the Options) with an exercise price per share equal to the fair market value of the Company's common stock on that date. On April 13, 2006, at the request of the Company, Mr. Hodges agreed to the cancellation of the Options and the immediate re-grant under the 2000 Plan of non-qualified stock options to purchase an aggregate of 1,200,000 shares of the Company's common stock with identical option terms, exercise prices, vesting schedules and vesting commencement dates as the original Options. The Company requested the cancellation and re-grant to bring the Options under the 2000 Plan for U.S. federal income tax reasons. Mr. Hodges received no income tax or other personal benefit from the cancellation and re-grant.

        The following table summarizes stock option activity under the 2000 Plan, the 2007 Plan and the stock options issued in 2002 and January 2006 not covered under a formal plan as described above:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2004	6,233,166	$12.09
Granted	2,039,000	26.20
Exercised	(2,435,512)	10.11
Cancelled	(621,952)	17.77

Balance at December 31, 2005	5,214,702	17.86
Granted	4,792,930	28.16
Exercised	(945,553)	12.25
Cancelled	(2,023,820)	28.35

Balance at December 31, 2006	7,038,259	22.61
Granted	3,229,009	21.51
Exercised	(339,368)	9.60
Cancelled	(841,114)	23.58

Balance at December 31, 2007	9,086,786	22.62

        The weighted average fair value of stock options granted during the year ended December 31, 2007 was $6.71 per share based on the grant date fair value of the stock options estimated in accordance with the provisions of SFAS 123(R), excluding Mr. Hodges' April 2006 re-granted stock options described above. The fair value of the April 2006 re-granted stock options to Mr. Hodges, though not re-priced, was less than the original stock option grants in January 2006 as the market price of the Company's common stock declined from January 2006 to April 2006. The Company will continue

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

10. Stockholders' Equity (Continued)

to amortize the higher fair value associated with Mr. Hodges' original stock option grants in January 2006 rather than the lower fair value associated with the April 2006 re-granted stock options.

        The total intrinsic value of stock options exercised during the year ended December 31, 2007 was $4.1 million.

        The following table summarizes all stock options outstanding and exercisable by price range as of December 31, 2007:

	Options Outstanding
		Weighted Average Remaining Contractual Life in Years		Options Exercisable
Range of Exercise Prices	Number of Shares		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.25-$19.10	2,161,642	5.5	$13.89	1,564,995	$12.67
$19.26-$21.77	2,068,243	6.0	21.00	398,707	21.36
$21.81-$24.39	1,880,585	6.2	23.59	198,746	23.33
$24.49-$32.24	2,825,720	5.7	29.25	1,175,704	28.31
$32.42-$99.96	150,596	4.4	33.46	83,120	33.32

	9,086,786	5.8	22.62	3,421,272	20.18

        The Company defines in-the-money stock options at December 31, 2007 as stock options that had exercise prices that were lower than the $16.98 market price of the Company's common stock at that date. The weighted-average remaining contractual term of options currently exercisable is 5.1 years. The aggregate intrinsic value of all exercisable and non-exercisable stock options outstanding and in-the-money at December 31, 2007 was $8.1 million. The aggregate intrinsic value of only exercisable stock options outstanding and in-the-money at December 31, 2007 was $7.5 million. There were 1.3 million stock options in-the-money at December 31, 2007, of which 1.2 million stock options were exercisable.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

10. Stockholders' Equity (Continued)

        The following table summarizes the shares reserved for future grants:

Shares reserved for future grants at December 31, 2004	1,121,468
Shares reserved for future grants during 2005 based on the automatic increase in shares authorized	1,882,054
Shares granted during 2005	(2,039,000)
Shares cancelled during 2005	621,952

Shares reserved for future grants at December 31, 2005	1,586,474
Shares reserved for future grants during 2006 based on the automatic increase in shares authorized	1,917,696
Shares granted during 2006	(4,912,930)
Shares cancelled during 2006	2,023,820

Shares reserved for future grants at December 31, 2006	615,060
Shares reserved for future grants during 2007 based on the automatic increase in shares authorized	1,791,381
Shares reserved for future grants under the 2007 Stock Incentive Assumption Plan	204,083
Shares granted during 2007	(3,229,009)
Shares cancelled during 2007	841,114

Shares reserved for future grants at December 31, 2007	222,629

Shares Reserved for Future Issuance

        The following shares of common stock are reserved for future issuance as of December 31, 2007:

Stock options:
Granted and outstanding	9,086,786
Reserved for future grants	222,629
Employee Stock Purchase Plan:
Reserved for future issuance	1,691,165

Total	11,000,580

Treasury Stock

        On April 3, 2003, the Company announced that its Board of Directors authorized a stock repurchase program of up to 4 million shares of its common stock. On August 15, 2005, the Company announced that its Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. On July 25, 2006, the Company announced that its Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, including compliance with covenants in the Company's senior secured credit facility, purchases under this program may commence or be

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

10. Stockholders' Equity (Continued)

suspended at any time, or from time to time, without prior notice. As of December 31, 2007, the Company had repurchased 8,170,060 shares of its common stock under this program for an aggregate of $170.4 million at an average price of $20.86 per share.

        As of December 31, 2004, the Company had retired all 1,006,000 shares of its common stock that had been repurchased prior to that date. No shares of common stock that were repurchased during 2005 or 2006 were retired. In accordance with APB No. 6, Status of Accounting Research Bulletins, the treasury stock retirement was effected by reducing the following on the Company's Consolidated Balance Sheets: treasury stock by $30.7 million, common stock by $0.1 million, additional paid-in capital by $6.4 million and retained earnings by $24.2 million. There was no effect to the Company's overall equity position as a result of the retirement.

11. Income Taxes

        For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
(Loss) income before income taxes
United States	$(2,825)	$40,269	$50,321
Foreign	(9,413)	10,481	9,790

Total	$(12,238)	$50,750	$60,111

        The provision for income taxes is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Current
Federal	$7,916	$19,685	$19,590
Foreign	5,061	2,579	1,909
State	3,588	4,147	2,945

	16,565	26,411	24,444
Deferred
Federal	(6,230)	(6,727)	(2,750)
Foreign	(6,235)	(159)	(232)
State	(1,773)	(868)	(119)

	(14,238)	(7,754)	(3,101)

Provision for income taxes	$2,327	$18,657	$21,343

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

11. Income Taxes (Continued)

        The reconciliation of income tax computed at the federal statutory rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2007	2006	2005
Statutory Rate	$(4,283)	$17,808	$21,038
Foreign tax	654	(1,336)	(1,356)
State tax	1,169	3,378	2,909
Valuation allowance	4,369	—	(225)
Credits	(680)	(282)	(263)
Tax-exempt interest	(293)	(2,151)	(1,741)
Share-based compensation	1,317	914	—
In-process research and development	444	—	—
Other	(370)	326	981

	$2,327	$18,657	$21,343

        Significant components of the Company's deferred tax assets are as follows:

	Year Ended December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Deferred revenue	$12,492	$23,205
Share-based compensation	11,569	5,961
State tax	471	454
Reserves and accruals not currently deductible	17,476	2,044
Net operating losses	12,029	530
Other	2,825	321

Gross deferred tax assets	56,862	32,515
Valuation allowance for deferred tax assets	(9,050)	(530)

Deferred tax assets, net	47,812	31,985
Deferred tax liabilities:
Basis difference in intangibles	(37,257)	—

Net deferred taxes	$10,555	$31,985

        A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Periodically, management reassesses the need for a valuation allowance. A valuation allowance of $9.1 million has been established against the net US deferred tax assets resulting from the SurfControl acquisition. If recognized the tax benefits relating to the reversal of the valuation allowance would result in a reduction to goodwill of approximately $4.7 million and a reduction to income tax expense of approximately $4.4 million.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

11. Income Taxes (Continued)

        As of December 31, 2007, the Company had federal, state, United Kingdom, Austria, Brazil, Germany and Netherlands net operating loss carryforwards of approximately $7.8 million, $1.2 million, $30.3 million, $0.5 million, $0.9 million, $0.4 million and $0.2 million, respectively. A portion of the U.S. federal and state net operating losses are subject to annual limitations due to changes in ownership. If not utilized, the federal net operating loss will begin to expire in 2026, the state net operating loss will begin to expire in 2017, and the Netherlands net operating loss carryforward will expire in 2012. The net operating loss carryforwards in the United Kingdom, Austria, Brazil and Germany have no expiration date.

        As of December 31, 2007, the Company has not yet completed its analysis of the income tax attributes including the Company's best estimate of the U.S. net operating loss carryovers for PortAuthority of $19.5 million and SurfControl of $27.7 million that were generated in tax periods prior to acquisition. Due to uncertainties surrounding the Company's ability to utilize these net operating losses, including pre-existing limitations that may exist under Section 382, the Company has not recognized deferred tax assets for these tax attributes. The Company plans to continue its analysis of the tax attributes and may recognize deferred tax assets if it becomes more likely than not that the tax benefits will be allowed. The Company will reduce goodwill to the extent such deferred tax assets are recognized.

        As of December 31, 2007, the Company had approximately $19.8 million of undistributed earnings related to its foreign subsidiaries. Management believes that these earnings will be indefinitely reinvested in foreign jurisdictions; accordingly, the Company has not provided for U.S. federal income taxes related to these earnings. However, upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. Due to the complex nature of U.S. tax law, it is not practicable for the Company to estimate the amount of tax liability as a result of a distribution of its foreign subsidiaries' earnings.

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, the Company recorded a reduction of $0.4 million to the January 1, 2007 retained earnings balance and of $0.8 million to the January 1, 2007 balance of additional paid in capital. In addition the Company reclassified certain tax liabilities for unrecognized tax benefits, as well as related potential penalties and interest, from current liabilities to long term liabilities. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2007	$8,814
Additions for tax positions related to the current year	1,892
Additions for tax positions of prior years	2,243
Reductions for tax positions related to prior years	(145)
Reductions for lapse of statute of limitations for assessment of taxes	(1,359)

Balance as of December 31, 2007	$11,445

        Included in the balance of unrecognized tax benefits as of December 31, 2007 are $5.7 million of tax benefits that, if recognized, would reduce our annual effective tax rate and $2.2 million of tax benefits that, if recognized, would reduce goodwill. The Company also accrued potential penalties and

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

11. Income Taxes (Continued)

interest of $0.6 million related to these unrecognized tax benefits during 2007, and in total, as of December 31, 2007, the Company has recorded a liability for potential penalties and interest of $0.9 million. In January 2008 the Company received a favorable ruling regarding its apportionment of income to the state of California and as a result will be recognizing a tax benefit of approximately $2.5 million in the first quarter of 2008. In addition, due to the potential resolution of federal, state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that the Company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.0 million.

        The Company and its subsidiaries file tax returns and are routinely examined by tax authorities in the U.S. and in various state and foreign jurisdictions. During fiscal 2007, the Internal Revenue Service began a routine audit of our 2005 tax year. The Company has various other on-going audits at various stages of completion. In general, the tax years 2004 through 2007 remain subject to examination by U.S. federal and most state tax authorities. And with respect to significant foreign jurisdictions, tax years 2003 through 2007 generally remain subject to examination by their respective tax authorities.

12. Employee Retirement Plan

        Effective May 1, 1997, the Company established a 401(k) defined contribution retirement plan (401(k) Plan) covering substantially all employees. The 401(k) Plan provides for voluntary employee contributions from 1% to 50% of annual compensation, as defined, and provides for a discretionary employer matching contribution of 25% for each employee deferral contribution made during the plan year, up to 6% of the participant's compensation. The amount of employer expenses including the employer match contributed to the 401(k) Plan during the years ended December 31, 2007, 2006 and 2005 were $567,000, $460,000 and $430,000, respectively.

13. Staff Accounting Bulletin No. 108

        In 2006, the Company reviewed its revenue recognition policy in consideration of guidance provided in SOP 97-2 and concluded that its prior accounting policy (effective since 1997) to recognize revenue on a monthly straight-line basis, commencing with the month the subscription begins is not consistent with SOP 97-2. As a result, the Company has adjusted revenue as recognized on a daily straight-line basis, commencing on the day rather than the month the subscription begins. The Company does not believe the net effects of this adjustment, when applied retroactively to prior years, was material either quantitatively or qualitatively. The following quantitative measure was considered in reaching its determination (in thousands):

Years Ended December 31,	Net after-tax effect of adjustment	Reported net income	Percent of reported net income
2005	$1,259	$38,768	3.2%
2004	1,375	26,176	5.3%
2003	770	16,688	4.6%
2002	824	16,737	4.9%

Total	$4,228	$98,369	4.3%

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

13. Staff Accounting Bulletin No. 108 (Continued)

        The cumulative impact on deferred revenue would have been material if not corrected in the Company's financial statements for 2006.

        In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). The transition provisions of SAB 108 permitted the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. The adjustments to the 2006 consolidated balance sheet includes: an increase of $8.7 million to current and long-term portions of deferred revenue, a decrease of $5.8 million to retained earnings, a decrease of $2.3 million to current and long term portions of deferred income taxes and an increase of $0.6 million to income taxes payable.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

        We maintain disclosure controls and procedures which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (CEO), and chief financial officer (CFO), as appropriate to allow timely decisions regarding required disclosure.

        Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our CEO and CFO, respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

        Our management's assessment of and conclusion on the effectivess of internal control over financial reporting did not include the internal controls of the recent acquisition of SurfControl, which was acquired in the fourth quarter of 2007 and which was included in the 2007 consolidated financial statements of Websense and consisted of $516.7 million and $406.6 million of total and net assets, respectively, as of December 31, 2007, and $8.7 million and $(24.4) million of revenues and net loss, respectively, for the year then ended.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Websense, Inc.

        We have audited Websense, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Websense's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SurfControl, which is included in the 2007 consolidated financial statements of Websense, Inc. and constituted $516.7 million and $406.6 million of total and net assets, respectively, as of December 31, 2007, and $8.7 million and $(24.4) million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Websense, Inc. also did not include an evaluation of the internal control over financial reporting on SurfControl.

        In our opinion, Websense, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Websense, Inc. as of December 31, 2007 and 2006, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 of Websense, Inc. and our report dated February 26, 2008 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

San Diego, California
February 26, 2008

Item 9B.    Other Information.

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        (a)   Directors. Information concerning our directors is incorporated by reference from the section captioned "Proposal 1: Election of Directors" contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 4, 2008.

        (b)   Executive Officers. Information concerning our executive officers is set forth under the section captioned "Executive Officers" in Part I of this report.

        (c)   Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 4, 2008.

        (d)   The Company has adopted a Code of Business Conduct which, together with the policies referred to therein, is applicable to all directors, officers and employees of the Company. In addition, the Company has adopted a Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Finance and Accounting Department Personnel ("Code of Ethics"). The Code of Business Conduct and the Code of Ethics cover all areas of professional conduct, including conflicts of interest, disclosure obligations, insider trading and confidential information, as well as compliance with all laws, rules and regulations applicable to our business. The Company encourages all employees, officers and directors to promptly report any violations of any of the Company's policies. In the event that an amendment to, or a waiver from, a provision of the Code of Business Conduct or Code of Ethics that applies to any of our directors or executive officers is necessary, the Company intends to post such information on its Web site. A copy of our Code of Business Conduct and our Code of Ethics can be obtained from our Web site at www.websense.com.

        (e)   Audit Committee. Information concerning the audit committee of our Board of Directors and our designated "audit committee financial experts" is incorporated by reference from the section captioned "Audit Committee" contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 4, 2008.

Item 11.    Executive Compensation

        The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation and Other Information" in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 4, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 of Form 10-K concerning security ownership of certain beneficial owners and management is incorporated by reference from the information contained in the section captioned "Ownership of Securities" in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 4, 2008.

        The following table provides information as of December 31, 2007 with respect to the shares of the Company's common stock that may be issued under the Company's existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities subject to outstanding options, warrants and rights)
Equity compensation plans approved by security holders(1)	9,066,152	$22.65	1,913,794	(3)
Equity compensation plans not approved by security holders(2)	20,634	$6.32	—

Total	9,086,786	$22.62	1,913,794

(1)
Consists solely of the Amended and Restated 2000 Stock Incentive Plan, the 2007 Stock Incentive Assumption Plan and the Employee Stock Purchase Plan.

(2)
Consists of 354,000 stock option grants made to certain new employees in 2002 in order to induce them to commence employment with the Company, of which 20,634 shares under options are outstanding. The outstanding stock options have substantially the same terms as stock options issued under the Amended and Restated 2000 Stock Incentive Plan and have a weighted average exercise price of $6.32 per share.

(3)
Consists of shares available for future issuance under the Employee Stock Purchase Plan, the Amended and Restated 2000 Stock Incentive Plan, and the 2007 Stock Incentive Assumption Plan. As of December 31, 2007, an aggregate of 1,691,165 shares of Common Stock were available for issuance under the Employee Stock Purchase Plan, 93,618 shares of Common Stock were available for issuance under the Amended and Restated 2000 Stock Incentive Plan and 129,011 shares of Common Stock were available for issuance under the 2007 Stock Incentive Assumption Plan. The number of shares of Common Stock available for issuance under the Employee Stock Purchase Plan and the Amended and Restated 2000 Stock Incentive Plan, automatically increases on the first trading day of January each calendar year by an amount equal to 1% and 4%, respectively, of the total number of shares of Common Stock outstanding on the last trading day of December in the immediately preceding calendar year but in no event will any such increase exceed 750,000 shares and 3,000,000 shares, respectively, of Common Stock.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held on June 4, 2008.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned "Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm" in the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held on June 4, 2008.

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

  2.
  Exhibits

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger and Reorganization among Websense, Inc., Leap Acquisition Corp., PortAuthority Technologies, Inc., PortAuthority Technologies Israel Ltd., and Donald Sullivan, as Stockholders' Representative, dated December 20, 2006
2.2(8)	Transaction Agreement by and among Websense, Inc., Websense SC Operations Limited and SurfControl plc, dated April 26, 2007
2.3(8)	Rule 2.5 Announcement
3.1(2)	Amended and Restated Certificate of Incorporation
3.2(9)	Amended and Restated Bylaws
4.1(2)	Specimen Stock Certificate of Websense, Inc.
10.1(2)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999
10.2(3)*	Amendment to Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated January 24, 2006
10.3(4)*	Employment Agreement by and between Websense, Inc. and Gene Hodges, dated January 9, 2006
10.4(12)*	Employment Agreement by and between Websense, Inc. and Dudley Mendenhall, dated August 12, 2007.
10.5(2)*	1998 Equity Incentive Plan
10.6(2)*	Standard Terms and Conditions Relating to Incentive Stock Option Under the 1998 Equity Incentive Plan
10.7(10)*	Amended and Restated 2000 Stock Incentive Plan
10.8(2)*	2000 Stock Incentive Plan, Notice of Grant of Stock Option
10.9(2)*	2000 Stock Incentive Plan, Form of Stock Option Agreement
10.10(3)*	2000 Stock Incentive Plan, Form of Deferred Issuance Stock Issuance Agreement
10.11(2)*	2000 Employee Stock Purchase Plan
10.12(1)*	2007 Stock Incentive Assumption Plan
10.13(1)*	2007 Stock Incentive Assumption Plan, Form of Stock Option Agreement
10.14(2)	Form of Indemnification Agreement between Websense, Inc. and its directors
10.15(2)	Form of Indemnification Agreement between Websense, Inc. and its officers
10.16*	Board of Directors Cash Compensation Plan

10.17(5)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002; First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002; Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003
10.18(6)	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004
10.19(3)	Fourth Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated March 24, 2005
10.20(7)	Fifth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated December 21, 2006
10.21(7)	Sixth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated January 30, 2007
10.22(7)	Seventh Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated February 12, 2007
10.23(11)#	Distribution Agreement by and between Websense, Inc. and Ingram Micro Inc., dated August 3, 2006
10.24(10)	$225,000,000 Amended and Restated Senior Credit Agreement, among Websense, Inc. as borrower, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc. as sole lead arranger and sole bookrunner, Morgan Stanley Senior Funding, Inc. as senior administrative agent, Bank of America, N.A., as syndication agent, Key Bank National Association, JP Morgan Chase Bank and Citibank, N.A., as co-documentation agents, Morgan Stanley Senior Funding, Inc. as senior administrative agent, and Morgan Stanley & Co. Incorporated, as senior collateral agent for the benefit of the secured parties.
10.25	First Amendment, dated as of December 28, 2007, to the Senior Credit Agreement, dated as of October 11, 2007, among Websense, Inc., a Delaware corporation, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as senior administrative agent, Bank of America, N.A., as syndication agent, Key Bank National Association, JP Morgan Chase Bank, N.A. and Citibank, N.A., as codocumentation agents and Morgan Stanley & Co., as senior collateral agent.
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

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

(8)
Filed as an Exhibit to our Current Report on Form 8-K filed on May 2, 2007 and incorporated herein by reference.

(9)
Filed as an Exhibit to our Current Report on Form 8-K filed on April 19, 2007 and incorporated herein by reference.

(10)
Filed as an Exhibit to our Current Report on Form 8-K filed on October 17, 2007 and incorporated herein by reference.

(11)
Previously filed as an exhibit to our Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.

(12)
Previously filed as an Exhibit to our Current Report on Form 8-K filed on August 15, 2007 and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.
By:	/s/ DUDLEY MENDENHALL Dudley Mendenhall Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GENE HODGES Gene Hodges	Director, Chief Executive Officer (principal executive officer)	February 28, 2008
/s/ DUDLEY MENDENHALL Dudley Mendenhall	Sr. Vice President and Chief Financial Officer (principal financial and accounting officer)	February 28, 2008
/s/ JOHN B. CARRINGTON John B. Carrington	Chairman of the Board	February 28, 2008
/s/ MARK ST.CLARE Mark St.Clare	Director	February 28, 2008
/s/ BRUCE T. COLEMAN Bruce T. Coleman	Director	February 28, 2008
/s/ JOHN SCHAEFER John Schaefer	Director	February 28, 2008
/s/ GARY E. SUTTON Gary E. Sutton	Director	February 28, 2008
/s/ PETER WALLER Peter Waller	Director	February 28, 2008

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

WEBSENSE, INC.

(In thousands)

A	B	C			D		E
		Additions
Description	Balance at beginning of period	Charged to Costs and Expenses	Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period
YEAR ENDED DECEMBER 31, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,140	—	$825	(2)	$505	(1)	$1,460
YEAR ENDED DECEMBER 31, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,460	—	$400	(2)	$435	(1)	$1,425
YEAR ENDED DECEMBER 31, 2007
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,425	—	$1,356	(2)	$650	(1)	$2,131

(1)
Uncollectible accounts written off, net of recoveries.

(2)
Amount represents reserve recorded as a reduction of deferred revenue and represents customer balances deemed uncollectible. The reserve is amortized as a reduction of revenue over the average life of all subscriptions.

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger and Reorganization among Websense, Inc., Leap Acquisition Corp., PortAuthority Technologies, Inc., PortAuthority Technologies Israel Ltd., and Donald Sullivan, as Stockholders' Representative, dated December 20, 2006
2.2(8)	Transaction Agreement by and among Websense, Inc., Websense SC Operations Limited and SurfControl plc, dated April 26, 2007
2.3(8)	Rule 2.5 Announcement
3.1(2)	Amended and Restated Certificate of Incorporation
3.2(9)	Amended and Restated Bylaws.
4.1(2)	Specimen Stock Certificate of Websense, Inc.
10.1(2)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999
10.2(3)*	Amendment to Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated January 24, 2006
10.3(4)*	Employment Agreement by and between Websense, Inc. and Gene Hodges, dated January 9, 2006
10.4(12)*	Employment Agreement by and between Websense, Inc. and Dudley Mendenhall, dated August 12, 2007.
10.5(2)*	1998 Equity Incentive Plan
10.6(2)*	Standard Terms and Conditions Relating to Incentive Stock Option Under the 1998 Equity Incentive Plan
10.7(10)*	Amended and Restated 2000 Stock Incentive Plan
10.8(2)*	2000 Stock Incentive Plan, Notice of Grant of Stock Option
10.9(2)*	2000 Stock Incentive Plan, Form of Stock Option Agreement
10.10(3)*	2000 Stock Incentive Plan, Form of Deferred Issuance Stock Issuance Agreement
10.11(2)*	2000 Employee Stock Purchase Plan
10.12(1)*	2007 Stock Incentive Assumption Plan
10.13(1)*	2007 Stock Incentive Assumption Plan, Form of Stock Option Agreement
10.14(2)*	Form of Indemnification Agreement between Websense, Inc. and its directors
10.15(2)*	Form of Indemnification Agreement between Websense, Inc. and its officers
10.16*	Board of Directors Cash Compensation Plan
10.17(5)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002; First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002; Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003
10.18(6)	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004
10.19(3)	Fourth Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated March 24, 2005
10.20(7)	Fifth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated December 21, 2006
10.21(7)	Sixth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated January 30, 2007
10.22(7)	Seventh Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated February 12, 2007

10.23(11)#	Distribution Agreement by and between Websense, Inc. and Ingram Micro Inc., dated August 3, 2006
10.24(10)	$225,000,000 Amended and Restated Senior Credit Agreement, among Websense, Inc. as borrower, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc. as sole lead arranger and sole bookrunner, Morgan Stanley Senior Funding, Inc. as senior administrative agent, Bank of America, N.A., as syndication agent, Key Bank National Association, JP Morgan Chase Bank and Citibank, N.A., as co-documentation agents, Morgan Stanley Senior Funding, Inc. as senior administrative agent, and Morgan Stanley & Co. Incorporated, as senior collateral agent for the benefit of the secured parties.
10.25	First Amendment, dated as of December 28, 2007, to the Senior Credit Agreement, dated as of October 11, 2007, among Websense, Inc., a Delaware corporation, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as senior administrative agent, Bank of America, N.A., as syndication agent, Key Bank National Association, JP Morgan Chase Bank, N.A. and Citibank, N.A., as codocumentation agents and Morgan Stanley & Co., as senior collateral agent.
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

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

(8)
Filed as an Exhibit to our Current Report on Form 8-K filed on May 2, 2007 and incorporated herein by reference.

(9)
Filed as an Exhibit to our Current Report on Form 8-K filed on April 19, 2007 and incorporated herein by reference.

(10)
Filed as an Exhibit to our Current Report on Form 8-K filed on October 17, 2007 and incorporated herein by reference.

(11)
Previously filed as an exhibit to our Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.

(12)
Previously filed as an Exhibit to our Current Report on Form 8-K filed on August 15, 2007 and incorporated herein by reference.

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statements and Schedules
SIGNATURES