Form 10-Q
period 2008-03-31
WEBSENSE INC
filed 2008-05-09
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒		Accelerated Filer ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of April 30, 2008 was 45,132,875.

Websense, Inc.

Form 10-Q

For the Period Ended March 31, 2008

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets

(Unaudited and in thousands)

	March 31, 2008	December 31, 2007
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$71,037	$66,383
Marketable securities	632	19,781
Accounts receivable, net	47,044	76,328
Prepaid income taxes	2,161	3,734
Current portion of deferred income taxes	29,203	22,870
Other current assets	11,325	10,109
Total current assets	161,402	199,205

Property and equipment, net	17,288	17,657
Intangible assets, net	140,875	152,906
Goodwill	377,726	385,916
Deferred income taxes, less current portion	28,940	19,048
Deposits and other assets	5,076	5,798
Total assets	$731,307	$780,530

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$256	$3,255
Accrued payroll and related benefits	19,958	28,960
Other accrued expenses	31,132	30,463
Current portion of income taxes payable	7,677	1,531
Current portion of deferred tax liability	7,984	10,399
Current portion of deferred revenue	194,570	190,569
Total current liabilities	261,577	265,177
Income taxes payable, less current portion	9,322	12,264
Senior secured credit facility	160,000	190,000
Deferred revenue, less current portion	93,058	96,116
Deferred tax liability, less current portion	15,959	20,964
Other long term liabilities	3,426	1,634
Total liabilities	543,342	586,155

Stockholders’ equity:
Common stock	516	515
Additional paid-in capital	273,555	267,164
Treasury stock, at cost	(144,797)	(139,792)
Retained earnings	61,571	67,808
Accumulated other comprehensive loss	(2,880)	(1,320)
Total stockholders’ equity	187,965	194,375
Total liabilities and stockholders’ equity	$731,307	$780,530

See accompanying notes.

Websense, Inc.

Consolidated Statements of Operations

(Unaudited) (in thousands, except per share amounts)

	Three Months Ended
	March 31, 2008	March 31, 2007

Revenue	$66,984	$49,747

Cost of revenues:
Cost of revenues	8,867	4,028
Amortization of acquired technology	3,072	629
Total cost of revenues	11,939	4,657
Gross margin	55,045	45,090

Operating expenses:
Selling and marketing	42,821	24,913
Research and development	13,460	8,396
General and administrative	12,853	7,186
Total operating expenses	69,134	40,495

(Loss) income from operations	(14,089)	4,595

Interest expense	(4,432)	—
Other (expense) income, net	(109)	2,440

(Loss) income before income taxes	(18,630)	7,035

(Benefit) provision for income taxes	(12,393)	3,168

Net (loss) income	$(6,237)	$3,867

Net (loss) income per share:

Basic net (loss) income per share	$(0.14)	$0.09
Diluted net (loss) income per share	$(0.14)	$0.09
Weighted average shares – basic	45,395	44,830
Weighted average shares – diluted	45,395	45,485

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

	Common stock		Additional	Treasury	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	paid-in capital	stock	earnings	loss	equity
Balance at December 31, 2007	45,394	$515	$267,164	$(139,792)	$67,808	$(1,320)	$194,375

Issuance of common stock upon exercise of options	24	1	223	—	—	—	224

Issuance of common stock from restricted stock units, net	24	—	—	(7)	—	—	(7)

Share-based compensation expense	—	—	6,168	—	—	—	6,168

Purchase of treasury stock	(264)	—	—	(4,998)	—	—	(4,998)

Net loss	—	—	—	—	(6,237)	—	(6,237)

Net change in unrealized loss on interest rate swap and cap, net of tax	—	—	—	—	—	(1,084)	(1,084)

Cumulative translation adjustments	—	—	—	—	—	(476)	(476)

Comprehensive loss							(7,797)
Balance at March 31, 2008	45,178	$516	$273,555	$(144,797)	$61,571	$(2,880)	187,965

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Operating activities:
Net (loss) income	$(6,237)	$3,867
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,064	1,962
In-process research and development	—	1,270
Share-based compensation	6,168	5,222
Deferred income taxes	(18,241)	(1,119)
Unrealized loss on foreign exchange contracts	380	6
Unrealized foreign exchange loss on re-measurement	290	—
Excess tax benefit from share-based compensation	—	(224)
Changes in operating assets and liabilities, net of effects from purchases of PortAuthority and SurfControl:
Accounts receivable	28,916	16,609
Other assets	112	(2,492)
Accounts payable	(3,073)	(935)
Accrued payroll and related benefits	(7,826)	(1,687)
Other liabilities	(2,462)	2,023
Deferred revenue	1,691	(6,899)
Income taxes payable	3,127	3,665
Net cash provided by operating activities	18,909	21,268

Investing activities:
Purchases of property and equipment	(2,388)	(1,753)
Cash paid for purchased technology (intangible asset)	(375)	—
Cash refunded (paid) for acquisition of PortAuthority, net of cash acquired	147	(81,967)
Cash received from sale of CyberPatrol assets (Note 4)	1,400	—
Purchases of marketable securities	(20,160)	(168,417)
Maturities of marketable securities	39,323	177,712
Net cash provided by (used in) investing activities	17,947	(74,425)

Financing activities:
Principal payments on senior secured credit facility	(30,000)	—
Repayment of PortAuthority loan	—	(4,214)
Proceeds from exercise of stock options	224	862
Excess tax benefit of share-based compensation	—	224
Purchase of treasury stock	(2,797)	—
Net cash used in financing activities	(32,573)	(3,128)
Effect of exchange rate changes on cash and cash equivalents	371	—
Increase (decrease) in cash and cash equivalents	4,654	(56,285)
Cash and cash equivalents at beginning of period	66,383	83,523
Cash and cash equivalents at end of period	$71,037	$27,238

Supplemental cash flow information:
Income taxes paid	$773	$192
Unrealized gain on marketable securities	$—	$36
Increase in other accrued expenses for purchase of treasury stock	$2,201	$—

See accompanying notes.

Websense, Inc.

Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and results of operations for the interim periods presented.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2007, included in Websense, Inc.’s (“Websense” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Net (Loss) Income Per Share

Websense computes net (loss) income per share (“EPS”) as permitted by the Financial Accounting Standards Board (“FASB”) with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”). Under the provisions of SFAS 128, basic EPS is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive stock options and restricted stock units. Dilutive stock options and dilutive restricted stock units are calculated based on the average share price for each fiscal period using the treasury stock method. In accordance with SFAS 128, if, however, the Company reports a net loss, the diluted EPS is computed in the same manner as the basic EPS.

As the Company reported a net loss for the three months ended March 31, 2008, basic and diluted EPS were the same. During the three months ended March 31, 2008 and March 31, 2007, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive securities which totaled zero and 655,000 shares, respectively. Potentially dilutive securities totaling 8,272,000 and 5,378,000 shares for the three months ended March 31, 2008 and 2007, respectively, were excluded from the diluted EPS calculation because of their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net (Loss) Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
March 31, 2008:
Basic EPS	$(6,237)	45,395	$(0.14)
Effect of dilutive securities	—	—	—
Diluted EPS	$(6,237)	45,395	$(0.14)

March 31, 2007:
Basic EPS	$3,867	44,830	$0.09
Effect of dilutive securities	—	655	(0.00)
Diluted EPS	$3,867	45,485	$0.09

3. Comprehensive (Loss) Income

The components of comprehensive (loss) income, as required to be reported by SFAS 130, Reporting Comprehensive Income, were as follows (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007
Net (loss) income	$(6,237)	$3,867
Net change in unrealized gain on marketable securities, net of tax	—	36
Net change in unrealized gain on fair value of foreign currency contracts, net of tax	—	6
Net change in unrealized loss on interest rate swap and cap, net of tax	(1,084)	—
Cumulative translation adjustment	(476)	—
Comprehensive (loss) income	$(7,797)	$3,909

4. Acquisitions

SurfControl

In October 2007, the Company completed the acquisition of SurfControl plc (“SurfControl”), a U.K.-based provider of Web and e-mail security solutions.  The total purchase price of the acquisition was as follows (in thousands):

Cash paid for SurfControl	$448,760
Transaction costs	12,114
Total purchase price	$460,874

The purchase price allocation is preliminary and subject to revision as more detailed analyses are completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill.  The Company expects to finalize the purchase price by September 2008.  The preliminary allocation of the purchase price as of March 31, 2008 is as follows (in thousands):

Fair value of net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$65,995
Accounts receivable	16,586
Other current assets	3,515
Property and equipment	10,641
Deferred income taxes	(33,051)
Accounts payable and accrued expenses	(46,588)
Deferred revenue	(19,707)
		(2,609)
Fair value of identifiable intangible assets acquired:
Technology	29,265
Customer relationships	128,500
		157,765
Goodwill		305,718
Total estimated purchase price		$460,874

In connection with the acquisition, the Company’s management approved plans to restructure the operations of the acquired company by terminating 320 of SurfControl’s employees and exiting certain SurfControl facilities. As of March 31, 2008, of the 320 employees originally identified for termination, 280 have been terminated, 20 no longer qualify for severance payments and the remaining 20 are expected to be terminated by September 2008. These workforce reductions are across all functions and geographies and affected employees were, or will be, provided cash severance packages.  Additionally, the Company has consolidated facilities and has exited, or will be exiting, leases in certain locations as well as reducing the square footage required to operate some locations.  The Company will finalize its facility exit plans by September 2008 which could further result in adjustments to the fair value of the associated acquired liabilities. The Company has accrued the estimated costs associated with the employee severance and facility exit obligations as liabilities assumed in the acquisition of SurfControl and accordingly, these estimated costs are included as part of the purchase price of SurfControl. Changes to the estimates of these costs after September 2008 will be recorded as a reduction to goodwill or as an expense to the results of operations, as appropriate.  As of March 31, 2008, $11.7 million of severance and facility exit obligations remain accrued for payments in future periods as follows (in thousands):

	Balance at December 31, 2007	Cash Payments	Adjustments	Foreign Exchange Adjustments	Balance at March 31, 2008

Severance costs	$6,761	$(3,011)	$(1,366)	$10	$2,394
Facility exit costs	9,379	(126)	(2)	29	9,280
Total	$16,140	$(3,137)	$(1,368)	$39	$11,674

The accruals for severance costs at March 31, 2008 primarily represent the amounts to be paid to employees that have been terminated or identified for termination as a result of the restructuring plan described above.  These amounts are expected to be paid within fiscal year 2008.

The accruals for facility exit costs at March 31, 2008 represent the remaining fair value of lease obligations for exiting locations, as determined at the expected cease-use dates of those facilities, and will be paid out over the remaining lease terms, the last of which ends in fiscal year 2013.  As of March 31, 2008, the facility exit accrual has not been reduced for any estimated sublease income nor have any adjustments been made due to favorable or unfavorable current lease terms as the Company has not yet obtained the information needed to make such an estimate.  The Company anticipates such information will be obtained by September 2008 and will adjust the facility exit accrual accordingly.

In connection with the acquisition of SurfControl, Websense acquired SurfControl’s consumer internet safety software business known as CyberPatrol.  During the three months ended March 31, 2008, the Company entered into an Asset Purchase Agreement for the sale of certain assets relating to CyberPatrol for $1.4 million in cash.  The sale closed on March 31, 2008.  The assets sold were primarily intellectual property for the technology and existing customer contracts.  As the Company has not completed its purchase price allocation for the purchase of SurfControl and the best indication of fair value is a third party sale between a willing buyer and a willing seller, the Company recorded the sale as follows:  increase to cash of $1.4 million, decrease to deferred revenue of $0.7 million and a reduction to goodwill of $2.1 million with no gain or loss recorded from the sale.

5. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following as of March 31, 2008 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net

Technology	3.0	$42,175	$(8,425)	$33,750
Customer relationships	6.3	129,200	(22,458)	106,742
Trade name	3.8	510	(127)	383
Total		$171,885	$(31,010)	$140,875

As of March 31, 2008, remaining amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2008	$37,282
2009	38,470
2010	25,678
2011	14,818
2012	8,163
Thereafter	16,464
Total	$140,875

The following table summarizes the activity related to the carrying value of the Company’s goodwill during the three months ended March 31, 2008 (in thousands):

Three Months Ended March 31, 2008
Balance at December 31, 2007	$385,916
Reduction from sale of CyberPatrol assets	(2,148)
Refund from escrow from PortAuthority acquisition	(147)
SurfControl deferred income tax adjustment	(4,681)
Other SurfControl purchase accounting adjustments	(1,214)
Balance at March 31, 2008	$377,726

6. Senior Secured Credit Facility

In connection with the acquisition of SurfControl in October 2007, the Company entered into an amended and restated senior credit agreement (the “Senior Credit Agreement”).  The $225 million senior secured credit facility consists of a five year $210 million senior secured credit facility and a $15 million revolving credit facility. The senior secured credit facility was fully funded on October 11, 2007, and the revolving line of credit remains unused.  At March 31, 2008, the outstanding balance under the senior secured credit facility was $160 million as a result of the Company making optional prepayments totaling $30 million in the quarter ended March 31, 2008 and optional prepayments totaling $20 million in the quarter ended December 31, 2007.  The senior secured credit facility is secured by substantially all of the assets of the Company, including pledges of stock of some of its subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by the Company’s domestic subsidiaries. The senior secured credit facility initially amortized at a minimum rate of 2.5%, 10%, 12.5%, and 15%, respectively, during the first four years of the term and 60% during the fifth year. In conjunction with the Company’s optional $20 million prepayment on December 31, 2007, the Company amended its Senior Credit Agreement to eliminate any additional mandatory payments until September 30, 2009.  The initial interest rate on the credit facility was LIBOR plus 250 basis points (5.2% at March 30, 2008), and was subject to step downs in the spread over LIBOR based upon potential future improvements in the Company’s total leverage ratio. The unused portion of the revolving credit facility required a 50 basis points fee per annum, also subject to step downs based upon potential future improvements in the Company’s total leverage ratio. As of March 31, 2008, the Company qualified for a reduction in the applicable margin on the senior secured credit facility and revolving credit facility fee. Effective March 31, 2008, the interest rate on the senior secured credit facility became LIBOR plus 225 basis points (4.95% at March 31, 2008) and the revolving credit facility fee became 25 basis points (0.25%) per annum. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants.

As of March 31, 2008, future remaining minimum principal payments under the senior secured credit facility will be as follows (in thousands):

Years Ending December 31,
2008	$—
2009	5,263
2010	22,105
2011	26,527
2012	106,105
Total	$160,000

The Senior Credit Agreement provides that the Company must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years. On October 11, 2007 in conjunction with the funding of the senior secured credit facility, the Company entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The initial principal amount of the agreement was $105 million on October 11, 2007. In addition, on October 11, 2007 the Company entered into an interest rate cap agreement to limit the maximum interest rate on a portion of its senior secured credit facility to 6.5% per annum. The amount of principal protected by this agreement increases from $5 million at December 31, 2007 to $74.3 million on June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

7. Foreign Currency Hedges

The Company uses derivatives to manage foreign currency risk and not for speculative or trading purposes. The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. Gains and losses resulting from changes in the fair values of those derivative instruments are recorded to earnings or other comprehensive (loss) income depending on the use of the derivative instrument and whether it qualifies for hedge accounting.

During the three months ended March 31, 2008 and 2007, the Company utilized Euro foreign currency forward contracts to hedge anticipated Euro denominated accounts receivable. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. None of the contracts were terminated prior to settlement. Net realized losses and gains related to the contracts designated as fair value hedges settled during the three months ended March 31, 2008 and 2007 are included in other (expense) income, net, in the accompanying consolidated statements of operations and amounted to approximately ($277,000) and $85,000 for the three months ended March 31, 2008 and 2007, respectively.

Notional and fair values of the Company’s Euro and British Pound hedging positions at March 31, 2008 and 2007 are presented in the table below (in thousands):

	March 31, 2008			March 31, 2007
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Euro	€5,200	$7,800	$7,420	€2,000	$2,627	$2,577
British Pound	£—	—	—	£1,200	2,356	2,351
Total		$7,800	$7,420		$4,983	$4,928

8. Fair Value Measurements

SFAS 157

SFAS No. 157, Fair Value Measurements (“SFAS 157”) defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating nonfinancial assets and liabilities. The Company is currently evaluating the impact of FSP 157-2 on its financial statements. The impact of partially adopting SFAS 157 effective January 1, 2008 was not material to our financial statements.

Fair Value Measurements on a Recurring Basis

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Marketable securities	$632	$—	$—	$632
Interest rate cap	—	15	—	15

Liabilities:
Interest rate swaps	$—	$3,419	$—	$3,419
Foreign currency forward contracts	—	380	—	380

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Marketable securities represent an investment in a municipal bond which is measured using quoted prices in active markets and is classified as Level 1.  Included in Other assets and in Other accrued expenses are derivative contracts, comprised of interest rate swaps and cap as well as foreign currency forward contracts, that are valued using models based on readily observable market parameters for all substantial terms of the Company’s derivative contracts and thus are classified within Level 2.

Fair Value Measurements on a Nonrecurring Basis

As permitted by FSP 157-2, the Company elected to defer the fair value measurement disclosure of its nonfinancial assets and liabilities.

SFAS No. 159

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115 (“SFAS 159”), permits but does not require companies to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As the Company did not elect to fair value any of its financial instruments under the provisions of SFAS 159, the adoption of this statement effective January 1, 2008 did not have an impact on the Company’s financial statements.

9. Stockholders’ Equity

Share-Based Compensation

Employee Stock Purchase Plan

Shares available for issuance under the Company’s Employee Stock Purchase Plan are as follows:

Number of Shares
Shares reserved for issuance at December 31, 2007	1,691,165
Shares reserved for issuance during 2008 based on automatic increase in shares authorized	453,936
Shares reserved for issuance at March 31, 2008	2,145,101

Employee Stock Option Plans

The following table summarizes the Company’s stock option activity since December 31, 2007:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2007	9,086,786	$22.62
Granted	757,125	18.29
Exercised	(23,829)	9.40
Cancelled	(356,362)	22.90
Balance at March 31, 2008	9,463,720	22.29

Shares reserved for future grants under the Company’s stock option plans are as follows:

Number of Shares
Shares reserved for future grants at December 31, 2007	222,629
Shares reserved for future grants during 2008 based on the automatic increase in shares authorized	1,815,746
Shares granted during quarter ended March 31, 2008	(757,125)
Shares cancelled during quarter ended March 31, 2008	356,362
Shares reserved for future grants at March 31, 2008	1,637,612

The results for the three months ended March 31, 2008 and 2007 include share-based compensation expense of $6.2 million and $5.2 million (excluding tax effects), respectively, in the following expense categories of the consolidated statements of operations (in thousands).

	Three Months Ended
	March 31, 2008	March 31, 2007
Share-based compensation in:
Cost of revenues	$361	$329
Total share-based compensation in cost of revenues	361	329

Selling and marketing	2,317	2,013
Research and development	1,124	932
General and administrative	2,366	1,948
Total share-based compensation in operating expenses	5,807	4,893
Total share-based compensation	$6,168	$5,222

The Company used the following assumptions to estimate the fair value of the options granted:

	Three Months Ended
	March 31, 2008	March 31, 2007

Average expected life (years)	3.1	3.0
Average expected volatility factor	34.8%	35.9%
Average risk-free interest rate	2.3%	4.7%
Average expected dividend yield	—	—

Treasury Stock

The Company resumed repurchasing shares of its common stock during the first three months of 2008 as follows.

	Shares	Average Price Per Share
Shares repurchased through December 31, 2007	8,170,060	$20.86
Shares repurchased during quarter ended March 31, 2008	264,400	$18.90
Shares repurchased through March 31, 2008	8,434,460	$20.80

Under the terms of the Company’s Senior Credit Agreement, the Company is restricted from repurchasing its common stock for an aggregate purchase price that exceeds the sum of $25 million plus 50% of the aggregate amount of its consolidated net income, as defined in the Senior Credit Agreement, during the period from the effective date of the facility through the most recent quarter end for which quarterly financial statements have been filed.  The remaining shares authorized for repurchase under the Company’s stock repurchase program as of March 31, 2008 was 3,565,540 shares.  As of March 31, 2008, $31.9 million remained authorized for repurchase under the Company’s Senior Credit Agreement.

10. Tax Matters

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007.  At March 31, 2008, the Company had approximately $8.5 million of total gross unrecognized tax benefits. Included in this balance are $5.3 million of unrecognized tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of provision for income taxes in the consolidated statements of operations.  The Company accrued potential penalties and interest of $0.1 million related to these unrecognized tax benefits during the quarter ended March, 31, 2008, and in total, as of March 31, 2008, the Company has recorded a liability for potential penalties and interest of $0.8 million.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal and state income tax audits for years through 2003. Substantially all material foreign income tax audits have been concluded for years through 2002. The federal income tax return for 2005 and California income tax returns for 2003 and 2004 are currently under examination. At March 31, 2008, the Company had net deferred tax assets of $34.2 million.

During the quarter, the Company received a favorable ruling regarding unrecognized state income tax benefits, resulting in the reduction of the gross uncertain tax liability of $4.2 million.  This favorable ruling resulted in approximately $2.7 million of net tax benefit being recognized in the statement of operations in the quarter ended March 31, 2008 with the remaining $1.5 million being recorded as a reduction to the related deferred tax asset. In addition, due to the potential resolution of federal, state and foreign tax examinations, and the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $0.9 million.

11. Litigation

The Company is involved in various legal actions in the normal course of business. Based on current information, including consultation with the Company’s lawyers, the Company believes that it has adequately reserved, under GAAP, for any ultimate liability that may result from these actions such that any liability would not materially affect the Company’s consolidated financial position, results of operations or cash flows. The Company’s evaluation of the likely impact of these actions could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on the Company’s results of operations or cash flows in a future period.

12. Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS 161 may have on its financial statements.

In December 2007 the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and establishes what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS 141R may have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, consummated after the effective date. The Company is currently assessing the potential impact that adoption of SFAS 141R may have on its financial statements.

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

Overview

Since we commenced operations in 1994 as a reseller of computer security products, Websense has evolved into a leading provider of content security software solutions, including Web security, email and messaging security and data loss prevention (“DLP”) solutions.  In today’s Web/enterprise hybrid computing environment, customers must deploy integrated Web, email and data security products to achieve effective protection against blended Web and email attacks, as well as from inadvertent data leaks due to faulty business processes.  To expand our product offering to meet the changing demands of the security software industry, in January 2007, we entered the emerging market for DLP and acquired PortAuthority Technologies, Inc. (“PortAuthority”), our technology development partner for DLP solutions. Additionally, in October 2007, we acquired SurfControl plc (“SurfControl”), a leading provider of Web and email security software solutions, which expanded our product portfolio to include email security software and hosted Web and email security solutions.

Today, we offer comprehensive Web, email and data security products, available as layered software or on-demand solutions. We have focused on integrating the intelligence from each of these product areas to protect organizations’ employees and critical business data from external Web-based and email-based attacks, and from internal employee-generated threats such as an employee error and malfeasance.  Our customers use our software products to provide a secure and productive computing environment for employees, business partners and customers.  Our products allow organizations to:

•              prevent access to undesirable and dangerous elements on the Web, such as Web sites that contain inappropriate content or sites that download viruses, spyware, keyloggers, phishing and pharming exploits and an ever-increasing variety of malicious code;

•              filter “spam” out of incoming email traffic;

•              filter viruses and other malicious attachments from email and instant messages;

•              manage the use of non-Web Internet traffic, such as peer-to-peer communications and instant messaging;

•              restrict the unauthorized use and loss of sensitive data, such as customer or employee information; and

•              control misuse of an organization’s valuable computing resources, including unauthorized downloading of high-bandwidth content.

Collectively, these software products secure an organization’s confidential data and increase the productivity of its employees so they can safely conduct business electronically with partners and over the Internet.  Fundamental to our products are:

•              proactive discovery of Web and internal content, which is classified into highly granular database categories;

•              dynamic classification of uncategorized, high-risk content based on our knowledge of the Web, email attack vectors, and malicious code characteristics; and

•              policy enforcement software that automates enforcement of pre-defined business policies regarding acceptable users and uses of various content categories.

During the three months ended March 31, 2008, we derived approximately 41% of our revenue from international sales, compared with approximately 39% for the three months ended March 31, 2007, with the United Kingdom comprising approximately 12% and 10% of our total revenue for the three months ended March 31, 2008 and 2007, respectively. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific, Latin American and Australian markets.

We sell our products primarily through indirect channels.  In 2006, we transitioned our Web security products to a two-tier system of distributors and value-added resellers in North America, in order to increase the number of value-added resellers selling our products and further extend our reach into the small and medium-sized business (“SMB”) market segments.  We have historically relied on a two-tier distribution strategy outside North America.  On occasion, we do sell products directly to value-added resellers or to customers, but sales through indirect channels currently account for more than 90% of our revenue.

As described elsewhere in this report, we recognize revenue from subscriptions to our products, including add-on modules, on a daily straight-line basis commencing on the day the term of the subscription begins, over the term of the subscription agreement. We recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract and are fully expensed in the period the product is first delivered. Operating expenses have continued to increase as compared with prior periods due to expanded selling and marketing efforts, continued product research and development and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in subsequent periods.

In October 2007, we closed our acquisition of SurfControl and as a result we have incurred operating losses under U.S. generally accepted accounting principles (“GAAP”) since the acquisition closed. Similar to Websense, SurfControl sold products primarily under subscriptions whereby revenues were recorded ratably over the term of the agreement. Under GAAP purchase accounting, we wrote off $97.4 million of the deferred revenue of SurfControl, leaving a balance of $19.7 million as of the closing. This adjustment reflects the fair value of the post-contract technical support services that will be recognized daily in accordance with our revenue recognition policy. We do not expect to generate significant revenue from the installed SurfControl customer base until these subscriptions are up for renewal. In connection with the acquisition, we have incurred restructuring costs primarily in connection with reducing SurfControl headcount and eliminating redundant facilities.  We also immediately started to incur the expenses of operating the SurfControl operations as well as recording the amortization of the acquired intangibles.  As a result, we expect to continue to operate at a loss under GAAP until we generate sufficient revenue from the subsequent renewal of subscriptions from the installed SurfControl customer base to offset these expenses.  Given the average remaining term of the SurfControl subscriptions, we currently do not expect to operate at a profit under GAAP in fiscal year 2008.  Our ability to retain SurfControl customers and maintain our overall pricing levels for our products will impact our results of operations and the timing of our return to profitability.

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

In connection with the acquisition of SurfControl, we approved plans to restructure the operations of the acquired company by terminating 320 of SurfControl’s employees and exiting certain SurfControl facilities. As of March 31, 2008, of the 320 employees that we identified as being subject to the involuntarily termination 280 have been terminated, 20 no longer qualify for severance payments and the remaining 20 are expected to be phased out during fiscal year 2008.  These workforce reductions are across all functions and geographies and affected employees were, or will be, provided cash severance packages. Additionally, we have consolidated facilities and have exited, or will be exiting, leases in certain locations as well as reducing the square footage required to operate some locations. We will finalize our facility exit plans by September 2008. We have accrued the estimated costs associated with the employee severance and facility exit obligations as liabilities assumed in the acquisition of SurfControl and, accordingly, included as part of the purchase price of SurfControl. Changes to the estimates of these costs after September 2008 will be recorded either as a reduction to goodwill or as an expense to the results of operations.

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

Acquisitions, Goodwill and Other Intangible Assets. We account for acquired businesses using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values.  Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill.  The fair value of intangible assets, including acquired technology and customer relationships, is based on significant judgments made by management and accordingly we obtain the assistance from third party valuation specialists.  The valuations and useful life assumptions are based on information available near the acquisition date and are based on expectations and assumptions that are considered reasonable by management.  The judgments made in determining estimated fair values assigned to assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we review goodwill that has an indefinite useful life for impairment at least annually in our fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment.  We amortize the cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review intangible assets that have finite useful lives when an event occurs indicating the potential for impairment.  We review for impairment by facts or circumstances, either external or internal, indicating that we may not recover the carrying value of the asset.  We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.  We measure fair value under SFAS 144, which is generally based on the estimated future cash flows. Our analysis is based on available information and on assumptions and projections that we consider to be reasonable and supportable.  If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

Share-Based Compensation. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”) and Staff Accounting Bulletin No. 107 (“SAB 107”) requiring the measurement and recognition of all share-based compensation under the fair value method.  Share-based compensation expense related to stock options is recorded based on the fair value of the award on its grant date which we estimate using the Black-Scholes valuation model based on the provisions prescribed under SFAS 123R and SAB 107.  Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the date of grant.

Income Tax Provision and Uncertain Tax Positions. Significant judgment is required in determining our consolidated income tax provision and evaluating our U.S. and foreign tax positions. We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) beginning in 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon resolution. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Results of Operations

Three months ended March 31, 2008 compared with the three months ended March 31, 2007

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)

Revenue	100%	100%

Cost of revenues:
Cost of revenues	13	8
Amortization of acquired technology	5	1
Total cost of revenues	18	9

Gross margin	82	91

Operating expenses:
Selling and marketing	64	50
Research and development	20	17
General and administrative	19	15
Total operating expenses	103	82

(Loss) income from operations	(21)	9

Interest expense	(7)	—
Other (expense) income, net	—	5

(Loss) income before income taxes	(28)	14

(Benefit) provision for income taxes	(19)	6

Net (loss) income	(9)%	8%

Revenue

Revenue increased to $67.0 million in the first quarter of 2008 from $49.7 million in the first quarter of 2007. The increase was a result of the addition of new, renewed and upgraded subscriptions (including $14.0 million from new or renewal SurfControl seat subscriptions and revenue recognized from the deferred revenue acquired from SurfControl). Our first quarter 2008 revenue reflects a full quarter of revenue from our acquisition of SurfControl in October 2007. For the remainder of 2008, we also expect our revenue to increase over 2007 due to the addition of our recently acquired SurfControl business, our deferred revenue under existing subscriptions, our renewal business, planned growth in SMB business and international sales, and planned growth of our DLP business, partially offset by increased channel marketing payments and channel rebates, which are recorded as reductions to revenue.  Until sufficient existing subscriptions for the installed SurfControl customer base are subsequently renewed, revenue contributed by the SurfControl products will be minimal as compared to SurfControl’s historic stand-alone revenue as we wrote down SurfControl’s deferred revenue by $97.4 million to its estimated fair value of $19.7 million at the date of acquisition as required under GAAP.

Cost of Revenues

Cost of revenues. Cost of revenues consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our hosted security services. Cost of revenues increased to $8.9 million in the first quarter of 2008 from $4.0 million in the first quarter of 2007. The increase of $4.9 million was primarily due to additional personnel in our technical support and database groups, including the increased headcount attributable to the acquisition of SurfControl, and the addition of DLP products and allocated costs. Our headcount in cost of revenue departments increased from 155 at March 31, 2007 to 201 at March 31, 2008. We allocate the total costs for human resources, employee benefits, payroll taxes, information technology, facilities, fixed asset depreciation and legal costs to each of our functional areas based on salaries and headcount data. As a percentage of revenue, cost of revenues increased to 13% from 8% during the first quarter of 2008 compared to 2007.  We expect cost of revenue to remain higher for the remainder of 2008 as compared to 2007, both in absolute dollars and as a percentage of revenue, in order to support the growth and maintenance of our databases and due to costs associated with providing our hosted security services as well as the technical support needs of our customers.

Amortization of acquired technology. Amortization of acquired technology primarily relates to the developed technology acquired from the PortAuthority acquisition in January 2007 and SurfControl acquisition in October 2007. The increase of $2.4 million in amortization of acquired technology from the first quarter of 2007 to the first quarter of 2008 was primarily due to the acquisition of SurfControl in October 2007. The acquired technology is being amortized over a weighted average period of 3.0 years. We expect to incur $9.1 million in amortization expense of acquired technology during the remainder of 2008.

Gross Margin

Gross margin increased to $55.0 million in the first quarter of 2008 from $45.1 million in the first quarter of 2007. As a percentage of revenue, gross margin decreased to 82% in the first quarter of 2008 from 91% in the first quarter of 2007 due to the increased costs described in the preceding Cost of Revenues section. We expect that gross margin as a percentage of revenue will remain in excess of 80% of revenue for the remainder of 2008.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships as well as allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates.  Selling and marketing expenses increased to $42.8 million, or 64% of revenue, in the first quarter of 2008, from $24.9 million, or 50% of revenue, in the first quarter of 2007. Approximately $9.3 million of the increase was due to the amortization of acquired intangibles (primarily customer relationships) which resulted from the acquisition of SurfControl in October 2007. The acquired customer relationships intangible assets are being amortized over a weighted average period of approximately 6.3 years. In addition to the amortization of acquired intangible assets, the increase in selling and marketing expenses was primarily due to increased personnel costs and related travel, including new personnel added from the SurfControl acquisition in October 2007 and allocated costs. Our headcount in sales and marketing increased from 375 employees at March 31, 2007 to 516 employees at March 31, 2008. We expect selling and marketing expenses to increase in absolute dollars and as a percentage of revenue for the remainder of 2008 as compared to 2007 due to having a full year of amortization of acquired intangibles, having a full year of additional sales and marketing personnel from SurfControl to support our expanding selling and marketing efforts worldwide, and increased sales resulting in higher overall sales commission expenses. We expect amortization of acquired intangibles of $28.1 million for the remainder of 2008 as a result of the amortization of acquired intangibles from the SurfControl and Port Authority acquisitions. We also expect to achieve cost savings as compared to the historical SurfControl selling and marketing expense primarily as a result of the integration of the sales personnel that was completed in the first quarter of 2008 and a reduction in headcount from the levels as of the closing of the acquisition.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $13.5 million, or 20% of revenue, in the first quarter of 2008 from $8.4 million, or 17% of revenue, in the first quarter of 2007. The increase of $5.1 million in research and development expenses was primarily due to increased personnel cost, including adding new full time employees due to the SurfControl acquisition in October 2007, and increased hiring to support our expanding list of technology partners, enhancements to Websense Enterprise, and enhancements to additional products and allocated costs. Our headcount increased in research and development from 168 employees at March 31, 2007 to 332 employees at March 31, 2008. Included in research and development for the quarter ended March 31, 2007 was $1.3 million of in-process research and development related to our PortAuthority acquisition in January 2007. We expect future research and development expenses to increase in absolute dollars and as a percentage of revenue for the remainder of 2008 as compared to 2007 due to having a full year of additional engineering personnel from SurfControl and the hiring of personnel to support our continued enhancements of our existing and new products.  We are managing the increase in our absolute research and development expense by operating research and development facilities in multiple international locations, including Beijing, China, that have lower costs than our operations in the United States.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and administrative personnel, third party professional service fees and allocated costs. General and administrative expenses increased to $12.9 million, or 19% of revenue, in the first quarter of 2008 from $7.2 million, or 15% of revenue, in the first quarter of 2007. The $5.7 million increase in general and administrative expense was primarily due to additional personnel needed to support our growing operations, including the acquisition of SurfControl in October 2007 and allocated costs.  Our headcount increased in general and administrative departments from 66 at March 31, 2007 to 102 at March 31, 2008.  We expect general and administrative expenses to increase in absolute dollars and as a percentage of revenue for the remainder of 2008 as compared to 2007 due to having a full year of additional personnel from SurfControl and to support growth in operations and expansion of our international operations.  We do not expect to incur the historical SurfControl general and administrative expense levels due to the termination of the executive officers of SurfControl and other personnel, elimination of certain facilities and elimination of expenses relating to SurfControl being a public UK company listed on the London Stock Exchange.

Interest Expense

Interest expense represents the interest incurred on our senior secured credit facility that we utilized to pay for a portion of the SurfControl purchase price in October 2007.  Also included in the interest expense is $1,040,000 of amortization of deferred financing fees that were capitalized as part of the senior secured credit facility.  Interest expense will increase for the remainder of 2008 as compared to 2007 due to having the senior secured credit facility outstanding for the full year of 2008.  The amount of interest expense will fluctuate due to changes in the outstanding principal balance and due to changes in LIBOR and potential changes in our applicable spread to LIBOR based upon improvements in our leverage ratio in accordance with our senior secured credit facility. Interest expense should decline in the remaining quarters of fiscal 2008 as compared to the first quarter of 2008 due to the lower outstanding principal amount and lower marginal interest rate.

Other (Expense) Income, Net

Other (expense) income, net decreased to a $109,000 net other expense in the first quarter of 2008 from a $2.4 million net other income in the first quarter of 2007. The decrease was due primarily to reduced interest income of approximately $1.8 million in the first quarter of 2008 compared to the first quarter of 2007 as a result of our use of approximately $191 million in cash, cash equivalents and marketable securities to fund the acquisition of SurfControl in October 2007.  In addition, we had increased losses of $192,000 on foreign exchange forward contracts and $580,000 on foreign exchange re-measurement losses due to unfavorable movements in the foreign exchange rates during the first quarter of 2008 compared to the first quarter of 2007.  Due to the reduced cash, cash equivalents and marketable securities as a result of the acquisition of SurfControl as well as the prepayments on our senior secured credit facility and stock repurchases, we expect other (expense) income, net to decrease in absolute dollars during the remainder of 2008 as compared to 2007.

Provision for Income Taxes

We recognized an income tax benefit of $12.4 million and an income tax expense of $3.2 million for the three months ended March 31, 2008 and 2007, respectively. Our effective tax rates were a tax benefit of 66.5% and a tax provision of 45% for the three months ended March 31, 2008 and March 31, 2007, respectively. The significant changes in our effective tax rate reflect the favorable impact of a ruling regarding unrecognized state income taxes and the release of a valuation allowance plus the unfavorable impact of less tax exempt interest income and a higher effective state income tax rate. Our effective tax rate may change in future periods due to the composition of taxable income between domestic and international operations along with the potential changes or interpretations in tax rules and legislation, or corresponding accounting rules. We expect the effective income tax rate to be less favorable in the second quarter of 2008 compared to the first quarter of 2008 due to the discrete events related to the favorable ruling and valuation allowance release.

In accordance with the provisions of SFAS 109, we assess, on a quarterly basis, the realizability of our deferred income tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. During fiscal year 2007, a $4.7 million valuation allowance was recorded against the deferred tax assets of SurfControl at acquisition and an additional $4.3 million was recorded related to the increase of deferred tax assets arising from the operations of SurfControl reflected in our fiscal year 2007 statement of operations.

Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items during the first quarter of 2008, it is more likely than not that we will be able to fully utilize our deferred tax assets. Accordingly, we released the valuation allowance and recorded a credit to goodwill of $4.7 million and a credit to income tax provision of approximately $4.3 million.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $71.0 million, investments in marketable securities of $632,000 and retained earnings of $61.6 million.  During the first quarter of 2008, we used our cash, cash equivalents and marketable securities primarily to pay down $30 million on our senior secured credit facility as optional prepayments and approximately $2.8 million for stock repurchases (of the $5 million stock repurchases recorded during the quarter, $2.8 million was paid during the quarter and the remaining $2.2 million was paid in April 2008, but all purchases were made by March 31, 2008).

Net cash provided by operating activities was $18.9 million in the first three months of 2008 compared with $21.3 million in the first three months of 2007. The $2.4 million decrease in cash provided by operating activities was primarily due to the net loss with lower non-cash items recorded in the first quarter of 2008 offset by the net increase in the change in operating assets and liabilities compared to the first quarter of 2007. The first quarter of 2008 cash flows from operations was negatively impacted by cash payments for restructuring related items as well as payment for litigation that was settled in the second quarter of 2007. Our operating cash flow is significantly influenced by new and renewed subscriptions, accounts receivable collections and changes in deferred revenue.  A future decrease in subscription renewals or accounts receivable collections, or a lower deferred revenue balance, would negatively impact our operating cash flow.

Net cash provided by investing activities was $17.9 million in the first three months of 2008 compared with net cash used in investing activities of $74.4 million in the first three months of 2007. The $92.3 million increase of net cash provided by investing activities was primarily due to cash used of $82.0 million to purchase PortAuthority in January 2007 and a $9.9 million net increase in maturities over purchases of marketable securities during the first quarter of 2008 compared to the first quarter of 2007.

Net cash used in financing activities was $32.6 million in the first three months of 2008 compared with $3.1 million in the first three months of 2007. The $29.5 million increase of net cash used in financing activities was primarily due to optional principal prepayments of $30 million on our senior secured credit facility in the first quarter of 2008, and share repurchases of $2.8 million in the first three months of 2008 compared to none in the first three months of 2007, partially offset by the repayment of $4.2 million of the PortAuthority loan in the first three months of 2007.

In connection with the acquisition of SurfControl in October 2007, we entered into an amended and restated senior credit agreement (the “Senior Credit Agreement”).  The $225 million senior secured credit facility consists of a five year $210 million senior secured credit facility and a $15 million revolving credit facility. The senior secured credit facility was fully funded on October 11, 2007, and the revolving line of credit remains unused. Through March 31, 2008, we have made optional prepayments totaling $50 million on our senior secured credit facility, reducing the outstanding balance to $160 million.  The senior secured credit facility is secured by substantially all of our assets, including pledges of stock of some of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. The senior secured credit facility initially amortized at a minimum rate of 2.5%, 10%, 12.5%, and 15%, respectively, during the first four years of the term and 60% during the fifth year. In conjunction with our optional $20 million prepayment on December 31, 2007, we amended our Senior Credit Agreement to eliminate any additional mandatory payments until September 30, 2009.  The initial interest rate on the credit facility was LIBOR plus 250 basis points (5.2% at March 30, 2008), and was subject to step downs in the spread over LIBOR based upon potential future improvements in our total leverage ratio. The unused portion of the revolving credit facility required a 50 basis points fee per annum, also subject to step downs based upon potential future improvements in our total leverage ratio. As of March 31, 2008, we qualified for a reduction in the applicable margin on the senior secured credit facility and revolving credit facility fee. Effective March 31, 2008, the interest rate on the senior secured credit facility became LIBOR plus 225 basis points (4.95% at March 31, 2008) and the revolving senior secured credit facility fee became 25 basis points (0.25%) per annum. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants.

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

Obligations and commitments.  The following table summarizes our contractual payment obligations and commitments as of March 31, 2008 (in thousands):

	Payment Obligation by Year
	2008	2009	2010	2011	2012	Thereafter	Total
Senior secured credit facility	$—	$5,263	$22,105	$26,527	$106,105	$—	$160,000
Operating leases	5,061	4,421	4,026	3,405	3,212	4,602	24,727
Facility exit obligations	1,272	2,017	2,106	1,813	1,106	966	9,280
Severance obligations	2,394	—	—	—	—	—	2,394
Software license	439	585	97	—	—	—	1,121
Total	$9,166	$12,286	$28,334	$31,745	$110,423	$5,568	$197,522

Obligations under our Senior Credit Agreement represent the future minimum principal debt payments due under the senior secured credit facility.  In addition to the amounts listed in the above table, we also have interest payment and fee obligations related to the senior secured credit facility (see Note 6 to the Financial Statements).

We lease our facilities under operating lease agreements that expire at various dates through 2015.  Approximately one-half of our operating lease commitments are related to our corporate headquarters lease, which extends through December 2013.  Our corporate headquarters lease includes escalating rent payments from 2008 to 2013.

Facility exit obligations represent estimated future lease and operating costs from facilities acquired from SurfControl that are being exited.  These costs will be paid over the respective lease terms through 2013.  These amounts are included in our consolidated balance sheet.

Severance obligations represent the estimated future severance payments in connection with the SurfControl employees who were or will be terminated.

Software license obligations represent purchase commitments for software licenses made in the ordinary course of business.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at March 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $8.5 million of unrecognized tax benefits have been excluded from the contractual payment obligations table above.

As of March 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

In 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock.  In 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. Repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. During the quarter ended March 31, 2008, we repurchased 264,400 shares of our common stock for an aggregate of approximately $5.0 million at an average price of $18.90 per share. As of March 31, 2008, we have repurchased a total of 8,434,460 shares of our common stock under this program, for an aggregate of $175.4 million at an average price of $20.80 per share. Under the terms of the Senior Credit Agreement, we are restricted from repurchasing our common stock for an aggregate purchase price that exceeds the sum of

$25 million plus 50% of the aggregate amount of our consolidated net income, as defined in our Senior Credit Agreement, during the period from the effective date of the facility through the most recent quarter end for which we have filed quarterly financial statements. As of March 31, 2008, we can repurchase up to $31.9 million of our common stock under our Senior Credit Agreement. We intend to repurchase shares during the remainder of 2008.

We believe that our cash and cash equivalents balances, investments in marketable securities, revolving credit balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures, debt repayment obligations and stock repurchases, if any, for at least the next 12 months. During the first quarter of 2008, we made voluntary prepayments on our senior secured credit facility of $30 million and repurchased approximately $5 million of our common stock. Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements. We may elect to raise funds for these purposes or to reduce our cost of capital through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating and capital requirements in interest-bearing, investment-grade securities.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposures are related to our cash, cash equivalents, investments in marketable securities and senior secured credit facility. We invest our excess cash in highly liquid short-term investments such as municipal bonds, government agency bonds and corporate bonds. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and the interest expense incurred on our senior secured credit facility and therefore impact our cash flows and results of operations.

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments and from our borrowings under our variable rate senior secured credit facility used in connection with the acquisition of SurfControl in October 2007.  Our Senior Credit Agreement provides that we must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years from the date of the initial funding of the loan.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. Based on our outstanding senior secured credit facility balance at March 31, 2008 and taking into consideration our interest rate swap and cap, our interest expense would increase by approximately $550,000 during the next 12 months if there were a 100 basis point adverse move in the interest rate yield curve.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at March 31, 2008. Changes in interest rates over time will, however, affect our interest income.

We utilize foreign currency forward contracts to hedge foreign currency market exposures of underlying assets and liabilities.  We bill certain international customers in Euros, British Pounds, Australian Dollars, Chinese Yuan Renminbi and Japanese Yen.  We also keep working funds necessary to facilitate the short-term operations of our subsidiaries in the local currencies in which they do business. Our objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. We do not use foreign currency contracts for speculative or trading purposes.

Notional and fair values of our Euro and British Pound hedging positions at March 31, 2008 and 2007 are presented in the table below (in thousands):

	March 31, 2008			March 31, 2007
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Euro	€5,200	$7,800	$7,420	€2,000	$2,627	$2,577
British Pound	£—	—	—	£1,200	2,356	2,351
Total		$7,800	$7,420		$4,983	$4,928

The $5.2 million notional increase in our Euro hedged position at March 31, 2008 compared to March 31, 2007 is primarily due to the increase in Euro billings in 2008 compared to 2007. For the three months ended March 31, 2008, less than 15% of our total billings were denominated in the Euro. We do not expect Euro billings to represent more than 20% of our total billings during 2008.

The approximate $2.4 million notional decrease in our British Pound hedged position at March 31, 2008 compared to March 31, 2007 is primarily due to the natural hedge against our British Pound expenditures by billings in the British Pound which began in May 2007. As of March 31, 2008 no British Pound contracts were outstanding.  We do not expect to hedge the British Pound as we continue billing in the British Pound which, because we have substantial operations in the United Kingdom and expenses in British Pounds, creates a natural hedge against our billings in British Pounds.

Given our foreign exchange position at March 31, 2008, a 10% change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses.  In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges.  We do not expect material exchange rate gains and losses from unhedged foreign currency exposures.

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

Part II - Other Information

Item 1. Legal Proceedings

We are involved in various legal actions in the normal course of business. Based on current information, including consultation with our lawyers, we believe we have adequately reserved for any ultimate liability that may result from these actions such that any liability would not materially affect our consolidated financial position, results of operations or cash flows. Our evaluation of the likely impact of these actions could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on our results of operations or cash flows in a future period.

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

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

We have experienced declining growth rates, particularly for Web filtering sales to large enterprises in North America and Western Europe, and therefore need to increase our sales to small and medium sized business customers.*

Our growth plans for new sales in North America and Western Europe are largely dependent on our ability to increase sales in the small and medium sized business (“SMB”) segment and maintain our subscription base in the large enterprise market through subscription renewals.  We sell a product specifically targeted at the SMB segment, Websense Express, though we cannot assure that this product will ultimately increase sales to the SMB segment.  We also need to increase sales through our two-tier distribution channel in North America and our two-tier distribution arrangements in Western Europe that target SMB customers. In addition, we sell Websense Hosted Security Services to SMB customers.  This is a new service offering for Websense in a relatively new market segment. Numerous competitors target the SMB segment for Web filtering and security sales, many of whom are different competitors from our primary competitors in the large enterprise market segment. If Websense Express and the Websense Hosted Security Services do not meet our customers’ expectations in the SMB segment or if we fail to compete effectively for volume business through our two-tier distribution model, our financial results and growth will be negatively affected.

Our revenue is derived almost entirely from sales through indirect channels and we depend upon these channels to create demand for our products.*

As we have moved toward a two-tier indirect sales model in North America, our revenue has been derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Ingram Micro and All Tech are our only broad-line distributors in North America, so the success of our North American sales efforts is reliant on their success in selling our products to their reseller network. Ingram Micro accounted for approximately 22% of our revenue during the quarter ended March 31, 2008.  Should Ingram Micro experience financial difficulties or otherwise delay or prevent our collection of accounts receivable from them, our revenue and cash flow would be significantly adversely affected.  Our indirect sales model involves a number of additional risks, including:

•       our resellers and distributors, including Ingram Micro, are not subject to minimum sales requirements or any obligation to market our products to their customers;

•       we cannot control the level of effort our resellers and distributors expend or the extent to which any of them will be successful in marketing and selling our products;

•       we cannot assure that our channel partners will market and sell our new product offerings such as our security-oriented offerings, our data loss prevention (“DLP”) offerings or our hosted security services;

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

In January 2007, we acquired PortAuthority Technologies, Inc. (“PortAuthority”), and in October 2007 we acquired SurfControl plc (“SurfControl”).  With respect to SurfControl, we expect to continue to incur restructuring and other related expenses that will negatively affect our results of operations under U.S. generally accepted accounting principles (“GAAP”). As a result of the SurfControl acquisition, Websense became an unprofitable operating business under GAAP after more than five years as a profitable operating business under GAAP.  Given our subscription model, we expect to continue to operate at a loss under GAAP until we generate sufficient revenue from the subsequent renewal of subscriptions from the installed SurfControl customer base to offset the expenses we began to incur as of the close of the SurfControl acquisition to operate the SurfControl business.  Although we expect to continue to compete effectively for subscription renewals from the SurfControl customers, we face substantial competition and we may not retain as high a percentage of the SurfControl customer base as we expect.

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

•      diversion of financial and management resources from existing operations and core businesses;

•      risk of entering new markets;

•      potential loss of key employees of the acquired company;

•      integrating personnel with diverse business and cultural backgrounds;

•      preserving the development, distribution, marketing and other important relationships of the companies;

•      assumption of liabilities of the acquired company, including debt and litigation; and

•      inability to generate sufficient revenue from newly acquired products and/or cost savings needed to offset acquisition related costs.

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

The amount of our debt outstanding may prevent us from taking actions we would otherwise consider in our best interest.*

In October 2007, we borrowed $210 million under the senior credit agreement and $160 million remained outstanding as of March 31, 2008.  As a result, we are incurring interest expense for the amounts we borrowed under the senior secured credit facility, and our income from our cash, cash equivalents and marketable securities has declined as we used a significant portion of our cash and marketable securities to fund a portion of the acquisition cost.  This debt and the limitations our senior secured credit facility impose on us could have important consequences, including:

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

Our future success depends on our ability to sell new, renewal and upgraded Web filtering and Web security subscriptions.*

Substantially all of our revenue for the first quarter ended March 31, 2008 was derived from new and renewal subscriptions to our Web filtering and Web security products, and we expect that a significant majority of our sales for the remainder of 2008 will continue to be derived from our Web filtering and Web security products. We expect sales of our DLP products, hosted security services and other products under development to comprise a relatively small portion of our overall sales in 2008. If our Web filtering and Web security products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired.  If we cannot sufficiently increase our customer base with the addition of new customers, particularly in the SMB segment, increase seats under subscriptions from existing customers or renew a sufficient number of SurfControl’s Web filtering customers or migrate them to our Web filtering product, we will not be able to grow our business to meet expectations.

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

Failure of our security products, including our DLP products and hosted security solutions, to achieve more widespread market acceptance will seriously harm our business.*

Our future financial performance depends on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our security offerings. We now sell the Websense Data Protection Suite, our DLP offering for the data security market, Websense Hosted Web Security and Websense Hosted Email Security, our hosted security services, and Websense Email Security, our email filtering solution. We may not be successful in achieving market acceptance of these or any new products that we develop.  Moreover, our recent increased emphasis on the development, marketing and sale of our security offerings and DLP products as well as the integration of SurfControl could distract us from sales of our core Web filtering and Web security offerings, negatively impacting our overall sales. Any failure or delay in diversifying our existing offerings, or diversification at the detriment to our core Web filtering and Web security offerings, could harm our business, results of operations and financial condition and our growth.

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

Our current principal competitors include:

•              companies offering Web filtering and Web security solutions, such as Microsoft, Symantec/Vontu, McAfee, Cisco Systems, Juniper Networks, MessageLabs, Trend Micro, Google/Postini, ScanSafe, Blue Coat Systems, Secure Computing, Alladin, Finjan, FaceTime, Mi5 Networks, St. Bernard Software, 8e6 Technologies, Marshal, Clearswift, Sophos, Barracuda, Digital Arts and Computer Associates;

•              companies integrating Web filtering into specialized security appliances, such as Blue Coat Systems, Cisco Systems, McAfee, WatchGuard, Secure Computing, Check Point Software, St. Bernard Software, Barracuda, Juniper Networks, Trend Micro, Mi5 Networks, SonicWALL, Sophos and 8e6 Technologies;

•              companies offering data loss prevention solutions, such as Symantec/Vontu, Verdasys, Vericept, EMC/Tablus, Secure Computing, IBM, Reconnex, Trend Micro/Provilla, Proofpoint, Palisade Systems, Orchestria, Raytheon, McAfee, Intrusion, Fidelis, GTB Technologies, Workshare, Check Point Software and Code Green Networks;

•              companies offering messaging security, such as McAfee, Symantec/Vontu, Google/Postini, Cisco/Ironport, Barracuda, Secure Computing, SonicWALL, Tumbleweed, MessageLabs, MX Logic, Microsoft, Proofpoint, Clearswift and Borderware;

•              companies offering on-demand e-mail and web security services, such as Google/Postini, MessageLabs, McAfee, Symantec/Vontu, MX Logic, Email Systems/Webroot, St. Bernard Software,  Trend Micro and Scansafe;

•              companies offering desktop security solutions such as Check Point Software, Cisco Systems, McAfee, Microsoft, Symantec/Vontu, Computer Associates, Internet Security Systems (IBM) and Trend Micro; and

•              companies offering proxy-based solutions such as Microsoft, Blue Coat Systems, Cisco Systems and Juniper.

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

We have significant operations outside of the United States, including research and development, sales and customer support. We have established or acquired engineering operations in Reading, England; Beijing, China; Sydney, Australia and Ra’anana, Israel.

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

All of our foreign subsidiaries’ operating expenses are incurred in foreign currencies so if the dollar weakens, our consolidated operating expenses would increase. Should foreign currency exchange rates fluctuate, our results of operations and net cash flows from international operations may be adversely affected, especially if the trend continues of international sales growing as a percentage of our total sales.

Sales to customers outside the United States have accounted for a significant portion of our revenue, which exposes us to risks inherent in international sales.*

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented 41% of our total revenue generated during the quarter ended March 31, 2008 compared with 39% of our total revenue during the quarter ended March 31, 2007. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

Some of our international revenue is denominated in U.S. dollars. In these markets, fluctuations in the value of the U.S. dollar and foreign currencies may make our products more expensive for international customers, which could harm our business. We also currently bill certain international customers in U.S. dollars, Euros, British Pounds, Australian Dollars, Chinese Yuan Renminbi and Japanese Yen. This may increase our risks associated with fluctuations in foreign currency exchange rates since we cannot be assured of receiving the same U.S. dollar equivalent as when we bill exclusively in U.S. dollars. We engage in currency hedging activities with the intent of limiting the risk of exchange rate fluctuation, but our foreign exchange hedging activities also involve inherent risks that could result in an unforeseen loss. If we fail to properly forecast rate fluctuations these activities could have a negative impact.

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

We may spend significant time and money on research and development to design and develop our DLP products and our hosted security services. If these products fail to achieve broad market acceptance in our target markets, we may be unable to generate significant revenue from our research and development efforts. Moreover, even if we are able to develop DLP products, they may not be accepted in our target markets. As a result, our business, results of operations and financial condition would be adversely impacted.

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

We rely upon a combination of automated filtering technology and human review to categorize URLs and executable files in our proprietary databases. Our customers may not agree with our determinations that particular URLs and executable files should be included or not included in specific categories of our databases. In addition, it is possible that our filtering processes may place objectionable or security risk material in categories that are generally unrestricted by our users’ Internet and computer access policies, which could result in such material not being blocked from the network. Any miscategorization could result in customer dissatisfaction and harm our reputation. Any failure to effectively categorize and filter URLs and executable files according to our customers’ expectations could impair the growth of our business. Our databases and database technologies may not be able to keep pace with the growth in the number of URLs and executable files, especially the growing amount of content utilizing foreign languages and the increasing sophistication of malicious code and the delivery mechanisms associated with spyware, phishing and other hazards associated with the Internet.

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

We currently have ten issued patents in the United States and five patents issued internationally, and we may be unable to obtain further patent protection in the future. We have other pending patent applications in the United States and in other countries. We cannot ensure that:

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

Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and can change over time. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as U.S. laws, and mechanisms for enforcement of intellectual property rights may be inadequate. As a result our means of protecting our proprietary technology and brands may not be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, including the misappropriation or misuse of the content of our proprietary databases of URLs and executable files. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As we expand our product offerings in the data loss and security area where larger companies with large patent portfolios compete, the possibility of an intellectual property claim against us grows. We could receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights and trademarks. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers.

Because we recognize revenue from subscriptions for our products ratably over the term of the subscription, downturns in sales may not be immediately reflected in our revenue.

Substantially all of our revenue comes from the sale of subscriptions to our products, including our hosted services. Upon execution of a subscription agreement, we invoice our customers for the full term of the subscription agreement. We then recognize revenue from customers daily over the terms of their subscription agreements, which typically have durations of 12, 24 or 36 months. As a result, a majority of the revenue we report in each quarter is derived from deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products, before these downturns are reflected by declining revenues.  In addition, under GAAP purchase accounting, $97.4 million of the deferred revenue of SurfControl on the date of acquisition was written off with respect to the subscriptions to SurfControl products that were delivered prior to our acquisition of SurfControl. Therefore, the revenue that will be recognized post acquisition will be associated only with the fair value of post-acquisition technical services under these remaining subscriptions. As a result, the company can achieve short-term increases in revenue under GAAP even if subscription renewals for SurfControl customers decline, since the company will be able to recognize all of the revenue associated with any renewing SurfControl customer subscriptions.

Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.*

Our quarterly operating results have varied significantly in the past, and will likely vary in the future primarily as the result of fluctuations in our billings, operating expenses and tax provisions. Although a significant portion of our revenue in any quarter comes from previously deferred revenue, a meaningful portion of our revenue in any quarter depends on the number, size and length of subscriptions to our products that are sold in that quarter. The risk of quarterly fluctuations is increased by the fact that a significant portion of our quarterly sales have historically been generated during the last month of each fiscal quarter, with many of the largest enterprise customers purchasing subscriptions to our products nearer to the end of the last month of each quarter. Due to the unpredictability of these end-of-period buying patterns, quarterly results may vary.

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

•       timing of expenses associated with commissions paid on sales of subscriptions to our products; and

•       amortization of acquired intangible assets associated with our PortAuthority and SurfControl acquisitions in 2007.

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

Compliance with laws, regulations and standards relating to corporate governance, accounting principles and public disclosure, including the Sarbanes-Oxley Act of 2002, regulations and NASDAQ Global Select Market rules, have caused us to incur higher compliance costs and we expect to continue to incur higher compliance costs as a result of our increased global reach and obligation to ensure compliance with these laws as well as local laws in the jurisdictions where we do business. These laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time. Further guidance by regulatory and governing bodies can result in continuing uncertainty regarding compliance matters and higher costs related to the ongoing revisions to accounting, disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and the related regulations regarding our required assessment of our internal control over financial reporting has required the commitment of significant financial and managerial resources and we expect to incur expenses in 2008 in connection with achieving Section 404 compliance with respect to the SurfControl operations we acquired. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we cannot effectively manage our internal growth and the integration of acquired businesses, our business revenues, results of operations and prospects may suffer.

If we fail to manage our internal growth and the integration of acquired businesses in a manner that minimizes strains on our resources, we could experience disruptions in our operations that could negatively affect our revenue, billings and results of operations.  We are pursuing a strategy of organic growth through implementation of two-tier distribution, international expansion, introduction of new products and expansion of our product sales to the small and medium sized businesses. In 2007, we also completed two strategic acquisitions, and are continuing the process of integrating PortAuthority and SurfControl.  Finally, we have opened or acquired engineering centers in China, Israel, the United Kingdom and Australia.  Each of these initiatives requires an investment of our financial and employee resources and involves risks that may result in a lower return on our investments than we expect. These initiatives also may limit the opportunities we pursue or investments we would otherwise make, which may in turn impact our prospects.

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

We do not intend to pay dividends.

We have not declared or paid any cash dividends on our common stock since we have been a publicly traded company. We currently intend to retain any future cash flows from operations to fund growth, pay down our senior secured credit facility and repurchase shares of our common stock, and therefore do not expect to pay any cash dividends in the foreseeable future.  Moreover, we are not permitted to pay cash dividends under the terms of our senior secured credit facility.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Amended and Restated Bylaws.
4.1(3)	Specimen Stock Certificate of Websense, Inc.
10.2	Employment Agreement by and between Websense, Inc. and John McCormack, dated July 5, 2006.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)             Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 3, 2000.

(2)             Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on April 19, 2007.

(3)             Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: May 8, 2008	By:	/s/ GENE HODGES
Gene Hodges
Chief Executive Officer

Date: May 8, 2008	By:	/s/ DUDLEY MENDENHALL
Dudley Mendenhall
Chief Financial Officer

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Amended and Restated Bylaws.
4.1(3)	Specimen Stock Certificate of Websense, Inc.
10.2	Employment Agreement by and between Websense, Inc. and John McCormack, dated July 5, 2006.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)             Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 3, 2000.

(2)             Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on April 19, 2007.

(3)             Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.