Form 10-Q
period 2008-06-30
WEBSENSE INC
filed 2008-08-08
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of July 31, 2008 was 45,054,264.

Websense, Inc.

Form 10-Q

For the Period Ended June 30, 2008

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.
Consolidated Balance Sheets

(Unaudited and in thousands)

	June 30, 2008	December 31, 2007
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$65,074	$66,383
Marketable securities	—	19,781
Accounts receivable, net	61,588	76,328
Prepaid income taxes	2,241	3,734
Current portion of deferred income taxes	30,279	22,870
Other current assets	12,922	10,109
Total current assets	172,104	199,205

Property and equipment, net	16,304	17,657
Intangible assets, net	129,496	152,906
Goodwill	376,135	385,916
Deferred income taxes, less current portion	35,258	19,048
Deposits and other assets	4,690	5,798
Total assets	$733,987	$780,530

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,640	$3,255
Accrued compensation and related benefits	18,527	28,960
Other accrued expenses	26,936	30,463
Current portion of income taxes payable	15,934	1,531
Current portion of deferred tax liability	6,055	10,399
Current portion of deferred revenue	204,663	190,569
Total current liabilities	273,755	265,177
Income taxes payable, less current portion	9,661	12,264
Senior secured term loan	155,000	190,000
Deferred revenue, less current portion	97,878	96,116
Deferred tax liability, less current portion	11,582	20,964
Other long term liabilities	1,796	1,634
Total liabilities	549,672	586,155

Stockholders’ equity:
Common stock	519	515
Additional paid-in capital	282,281	267,164
Treasury stock, at cost	(149,829)	(139,792)
Retained earnings	53,377	67,808
Accumulated other comprehensive loss	(2,033)	(1,320)
Total stockholders’ equity	184,315	194,375
Total liabilities and stockholders’ equity	$733,987	$780,530

See accompanying notes.

Websense, Inc.
Consolidated Statements of Operations

(Unaudited) (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenue	$72,958	$50,449	$139,942	$100,196

Cost of revenues:
Cost of revenues	8,587	4,805	17,454	8,833
Amortization of acquired technology	3,081	629	6,153	1,258
Total cost of revenues	11,668	5,434	23,607	10,091
Gross margin	61,290	45,015	116,335	90,105

Operating expenses:
Selling and marketing	44,338	25,127	87,159	50,040
Research and development	13,198	10,325	26,658	18,721
General and administrative	11,836	6,575	24,689	13,761
Total operating expenses	69,372	42,027	138,506	82,522

(Loss) income from operations	(8,082)	2,988	(22,171)	7,583

Interest expense	(2,941)	—	(7,373)	—
Other income, net	1,113	1,475	1,004	3,915

(Loss) income before income taxes	(9,910)	4,463	(28,540)	11,498

(Benefit) provision for income taxes	(1,716)	2,334	(14,109)	5,502

Net (loss) income	$(8,194)	$2,129	$(14,431)	$5,996

Net (loss) income per share:

Basic net (loss) income per share	$(0.18)	$0.05	$(0.32)	$0.13
Diluted net (loss) income per share	$(0.18)	$0.05	$(0. 32)	$0.13
Weighted average shares – basic	45,208	45,060	45,299	44,978
Weighted average shares – diluted	45,208	45,561	45,299	45,499

See accompanying notes.

Websense, Inc.
Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

	Common stock		Additional	Treasury	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	paid-in capital	stock	earnings	loss	equity
Balance at December 31, 2007	45,394	$515	$267,164	$(139,792)	$67,808	$(1,320)	$194,375

Issuance of common stock upon exercise of options	76	1	719	—	—	—	720

Issuance of common stock for ESPP purchase	190	2	2,901	—	—	—	2,903

Issuance of common stock from restricted stock units, net	28	1	—	(39)	—	—	(38)

Share-based compensation expense	—	—	12,175	—	—	—	12,175

Tax shortfall from stock option exercises	—	—	(678)	—	—	—	(678)

Purchase of treasury stock	(538)	—	—	(9,998)	—	—	(9,998)

Other comprehensive income (loss):

Net loss	—	—	—	—	(14,431)	—	(14,431)

Net change in unrealized loss on interest rate swap and cap, net of tax	—	—	—	—	—	(68)	(68)

Cumulative translation adjustments	—	—	—	—	—	(645)	(645)

Comprehensive loss							(15,144)

Balance at June 30, 2008	45,150	$519	$282,281	$(149,829)	$53,377	$(2,033)	$184,315

See accompanying notes.

Websense, Inc.
Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended
	June 30,	June 30,
	2008	2007
Operating activities:
Net (loss) income	$(14,431)	$5,996
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	31,490	3,913
In-process research and development	—	1,270
Share-based compensation	12,175	10,536
Deferred income taxes	(30,964)	(4,645)
Unrealized (gain) loss on foreign exchange	(71)	1,078
Tax shortfall / windfall from stock option exercises	678	(685)
Changes in operating assets and liabilities, net of effects from purchases of PortAuthority and SurfControl:
Accounts receivable	14,817	9,632
Other assets	(1,761)	(7,101)
Accounts payable	(1,660)	(336)
Accrued compensation and related benefits	(8,772)	(735)
Other liabilities	(5,293)	4,542
Deferred revenue	16,582	(2,810)
Income taxes payable	11,119	3,104
Net cash provided by operating activities	23,909	23,759

Investing activities:
Purchases of property and equipment	(4,109)	(3,277)
Cash paid for purchased technology (intangible assets)	(940)	—
Cash refunded (paid) for acquisition of PortAuthority, net of cash acquired	147	(81,988)
Cash paid for option contract on SurfControl acquisition	—	(4,590)
Cash received from sale of CyberPatrol assets	1,400	—
Purchases of marketable securities	(20,160)	(282,122)
Maturities of marketable securities	39,963	293,422
Net cash provided by (used in) investing activities	16,301	(78,555)

Financing activities:
Principal payments on senior secured term loan	(35,000)	—
Repayment of PortAuthority loan	—	(4,214)
Proceeds from exercise of stock options	720	2,388
Proceeds from issuance of common stock for stock purchase plan	2,903	2,212
Tax shortfall / windfall from stock option exercises	(678)	685
Purchase of treasury stock	(9,998)	—
Net cash (used in) provided by financing activities	(42,053)	1,071
Effect of exchange rate changes on cash and cash equivalents	534	—
Decrease in cash and cash equivalents	(1,309)	(53,725)
Cash and cash equivalents at beginning of period	66,383	83,523
Cash and cash equivalents at end of period	$65,074	$29,798

Supplemental cash flow information:
Income taxes paid	$3,945	$7,983
Unrealized gain on marketable securities	$—	$14

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2007, included in Websense, Inc.’s (“Websense” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

As the Company reported a net loss for the three and six months ended June 30, 2008, basic and diluted EPS were the same. During the three and six months ended June 30, 2007, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive securities which totaled 501,000 and 521,000 shares, respectively. Potentially dilutive securities totaling 8,784,000 and 6,342,000 shares for the three months ended June 30, 2008 and 2007, respectively, were excluded from the diluted EPS calculation because of their anti-dilutive effect. Potentially dilutive securities totaling 8,529,000 and 5,809,000 shares for the six months ended June 30, 2008 and 2007, respectively, were excluded from the diluted EPS calculation because of their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net (Loss) Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
June 30, 2008:
Basic EPS	$(8,194)	45,208	$(0.18)
Effect of dilutive securities	—	—	—
Diluted EPS	$(8,194)	45,208	$(0.18)

June 30, 2007:
Basic EPS	$2,129	45,060	$0.05
Effect of dilutive securities	—	501	—
Diluted EPS	$2,129	45,561	$0.05

For the Six Months Ended:
June 30, 2008:
Basic EPS	$(14,431)	45,299	$(0.32)
Effect of dilutive securities	—	—	—
Diluted EPS	$(14,431)	45,299	$(0.32)

June 30, 2007:
Basic EPS	$5,996	44,978	$0.13
Effect of dilutive securities	—	521	—
Diluted EPS	$5,996	45,499	$0.13

3. Comprehensive (Loss) Income

The components of comprehensive (loss) income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net (loss) income	$(8,194)	$2,129	$(14,431)	$5,996
Net change in unrealized (loss) gain on marketable securities, net of tax	—	(22)	—	14
Net change in unrealized gain on fair value of foreign currency contracts, net of tax	—	13	—	19
Net change in unrealized gain (loss) on interest rate swap and cap, net of tax	1,016	—	(68)	—
Cumulative translation adjustment	(169)	—	(645)	—
Comprehensive (loss) income	$(7,347)	$2,120	$(15,144)	$6,029

4. Acquisitions

SurfControl

In October 2007, the Company completed the acquisition of SurfControl plc (“SurfControl”), a U.K.-based provider of Web and e-mail security solutions.  The total purchase price of the acquisition was as follows (in thousands):

Cash paid for SurfControl	$448,760
Transaction costs	12,114
Total purchase price	$460,874

The purchase price allocation is preliminary and subject to revision as more detailed analyses are completed. Any change in the fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill.  The Company expects to finalize the purchase price by September 2008.  The preliminary allocation of the purchase price as of June 30, 2008 is as follows (in thousands):

Fair value of net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$65,995
Accounts receivable	16,723
Other current assets	3,515
Property and equipment	10,676
Deferred income taxes	(33,051)
Accounts payable and accrued expenses	(46,802)
Deferred revenue	(19,729)
		(2,673)
Fair value of identifiable intangible assets acquired:
Technology	29,265
Customer relationships	128,500
		157,765
Goodwill		305,782
Total purchase price		$460,874

In connection with the acquisition, the Company’s management approved plans to restructure the operations of the acquired company by terminating 320 of SurfControl’s employees and exiting certain SurfControl facilities. As of June 30, 2008, of the 320 employees originally identified for termination, 319 have been terminated and the one remaining employee is expected to be terminated by September 2008. These workforce reductions are across all functions and geographies and affected employees were, or will be, provided cash severance packages.  Additionally, the Company has consolidated facilities and has exited, or will be exiting, leases in certain locations as well as reducing the square footage required to operate some locations.  The Company will finalize its facility exit plans by September 2008 which could further result in adjustments to the fair value of the associated acquired liabilities. The Company has accrued the estimated costs associated with the employee severance and facility exit obligations as liabilities assumed in the acquisition of SurfControl and accordingly, these estimated costs are included as part of the purchase price of SurfControl. Changes to the estimates of these costs after September 2008 will be recorded as a reduction to goodwill or as an expense to the results of operations, as appropriate.  As of June 30, 2008, $9.5 million of severance and facility exit obligations remain accrued for payments in future periods as follows (in thousands):

	Balance at December 31, 2007	Cash Payments	Adjustments	Foreign Exchange Adjustments	Balance at June 30, 2008

Severance costs	$6,761	$(4,379)	$(1,894)	$10	$498
Facility exit costs	9,379	(397)	(1)	30	9,011
Total	$16,140	$(4,776)	$(1,895)	$40	$9,509

The accruals for severance costs at June 30, 2008 primarily represent the amounts to be paid to employees that have been terminated or identified for termination as a result of the restructuring plan described above.  These amounts are expected to be paid within fiscal year 2008.

The accruals for facility exit costs at June 30, 2008 represent the remaining fair value of lease obligations for exiting locations, as determined at the expected cease-use dates of those facilities, and will be paid out over the remaining lease terms, the last of which ends in fiscal year 2013.  As of June 30, 2008, the facility exit accrual has not been reduced for any estimated sublease income nor have any adjustments been made due to favorable or unfavorable current lease terms as the Company has not yet obtained the information needed to make such an estimate.  The Company anticipates such information will be obtained by September 2008 and will adjust the facility exit accrual accordingly.

During the first quarter of 2008, the Company completed certain integration activities in connection with the acquisition of SurfControl. As a result of the completion of the integration activities, the Company reassessed the functional currency designation of the SurfControl entities and determined that a change in functional currency designation was appropriate for certain SurfControl entities. The change in functional currency designation was made prospectively effective as of the beginning of the second quarter of 2008.

5. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following as of June 30, 2008 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net

Technology	2.9	$43,270	$(11,534)	$31,736
Customer relationships	6.1	129,200	(31,797)	97,403
Trade name	3.5	510	(153)	357
Total		$172,980	$(43,484)	$129,496

As of June 30, 2008, remaining amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2008	$24,929
2009	38,640
2010	25,831
2011	14,956
2012	8,261
Thereafter	16,879
Total	$129,496

The following table summarizes the activity related to the carrying value of the Company’s goodwill during the six months ended June 30, 2008 (in thousands):

Six Months Ended June 30, 2008
Balance at December 31, 2007	$385,916
Reduction from sale of CyberPatrol assets	(2,148)
Refund related to PortAuthority acquisition	(147)
PortAuthority deferred income tax adjustment	(1,655)
SurfControl deferred income tax adjustment	(4,681)
Other SurfControl purchase accounting adjustments	(1,150)
Balance at June 30, 2008	$376,135

6. Senior Secured Credit Facility

In connection with the acquisition of SurfControl in October 2007, the Company entered into an amended and restated senior credit agreement (the “Senior Credit Agreement”).  The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. At June 30, 2008, the outstanding balance under the senior secured term loan was $155 million as a result of the Company making optional prepayments totaling $5 million in the quarter ended June 30, 2008 and $35 million in the six months ended June 30, 2008, as well as an optional $20 million prepayment on December 31, 2007. The senior secured credit facility is secured by substantially all of the assets of the Company, including pledges of stock of some of its subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by the Company’s domestic subsidiaries. The senior secured term loan initially amortized at a minimum rate of 2.5%, 10%, 12.5%, and 15%, respectively, during the first four years of the term and 60% during the fifth year. In conjunction with the Company’s optional $20 million prepayment on December 31, 2007, the Company amended its Senior Credit Agreement to eliminate any additional mandatory payments until September 30, 2009.  The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon the Company’s total leverage ratio, as defined in the Senior Credit Agreement. During the second quarter 2008, the annual interest rate was LIBOR plus 250 basis points (5.28% at June 30, 2008), and was subject to a potential step down in the spread over LIBOR based upon potential future improvements in the Company’s total leverage ratio. The unused portion of the revolving credit facility required a 50 basis points fee per annum, also subject to a step down based upon potential future improvements in the Company’s total leverage ratio. Based on the total leverage ratio as of June 30, 2008, the spread on both the senior secured term loan and revolving credit facility will be reduced for the third quarter of 2008 to LIBOR plus 225 basis points (5.03% as of June 30, 2008) per annum for the senior secured term loan and 25 basis points per annum for the unused portion of the revolving credit facility. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants.

As of June 30, 2008, future remaining minimum principal payments under the senior secured term loan will be as follows (in thousands):

Years Ending December 31,
2008	$—
2009	5,099
2010	21,414
2011	25,697
2012	102,790
Total	$155,000

The Senior Credit Agreement provides that the Company must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years. On October 11, 2007 in conjunction with the funding of the senior secured term loan, the Company entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The initial notional amount of the swap agreement was $105 million on October 11, 2007 and it amortizes each quarter down to $11 million on June 30, 2010. In addition, on October 11, 2007 the Company entered into an interest rate cap agreement to limit the maximum interest rate on a portion of its senior secured term loan to 6.5% per annum. The amount of principal protected by this agreement increases from $5 million at December 31, 2007 to $74.3 million on June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

7. Foreign Currency Hedges

The Company uses derivative financial instruments to manage foreign currency risk relating to foreign exchange rates, fluctuations arising from the sale of products internationally in foreign currencies, and from expenses in foreign currencies to support those sales. The Company does not use these instruments for speculative or trading purposes. The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. Derivative instruments are recognized as either assets or liabilities in the accompanying financial statements and are measured at fair value. Gains and losses resulting from changes in the fair values of those derivative instruments are recorded to earnings or other comprehensive (loss) income depending on the use of the derivative instrument and whether it qualifies for hedge accounting.

During the three and six months ended June 30, 2008 and 2007, the Company utilized Euro foreign currency forward contracts to hedge anticipated Euro denominated accounts receivable. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. None of the contracts were terminated prior to settlement. Net realized losses related to the contracts designated as fair value hedges settled during the three and six months ended June 30, 2008 and 2007 are included in other income, net, in the accompanying consolidated statements of operations and amounted to approximately $221,000 and $64,000 for the three months ended June 30, 2008 and 2007, respectively and $498,000 and $148,000 for the six months ended June 30, 2008 and 2007, respectively.

Notional and fair values of the Company’s Euro and British Pound hedging positions at June 30, 2008 and 2007 are presented in the table below (in thousands):

	June 30, 2008			June 30, 2007
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Euro	€2,850	$4,325	$4,171	€2,000	$2,660	$2,610
British Pound	£—	—	—	£950	1,886	1,900
Total		$4,325	$4,171		$4,546	$4,510

8. Fair Value Measurements

SFAS No. 157

SFAS No. 157, Fair Value Measurements (“SFAS 157”) defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating nonfinancial assets and liabilities. The Company is currently evaluating the impact of FSP 157-2 on its financial statements. The impact of partially adopting SFAS 157 effective January 1, 2008 was not material to the Company’s financial statements.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Interest rate cap	$—	$72	$—	$72

Liabilities:
Interest rate swaps	$—	$1,790	$—	$1,790
Foreign currency forward contracts	—	154	—	154

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Included in Other assets and in Other accrued expenses are derivative contracts, comprised of interest rate swaps and an interest rate cap as well as foreign currency forward contracts, that are valued using models based on readily observable market parameters for all substantial terms of the Company’s derivative contracts and thus are classified within Level 2.

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

9. Stockholders’ Equity

Share-Based Compensation

Employee Stock Purchase Plan

Shares available for issuance under the Company’s Employee Stock Purchase Plan are as follows:

Number of Shares
Shares reserved for issuance at December 31, 2007	1,691,165
Shares reserved for issuance during 2008 based on automatic increase in shares authorized	453,936
Shares issued during six months ended June 30, 2008	(190,250)
Shares reserved for issuance at June 30, 2008	1,954,851

Employee Stock Option Plans

The following table summarizes the Company’s stock option activity since December 31, 2007:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2007	9,086,786	$22.62
Granted	2,034,750	18.41
Exercised	(75,876)	9.50
Cancelled	(598,345)	22.61
Balance at June 30, 2008	10,447,315	21.89

Shares reserved for future grants under the Company’s stock option plans are as follows:

Number of Shares
Shares reserved for future grants at December 31, 2007	222,629
Shares reserved for future grants during 2008 based on the automatic increase in shares authorized	1,815,746
Shares granted during the six months ended June 30, 2008	(2,070,750)
Shares cancelled during the six months ended June 30, 2008	598,345
Shares reserved for future grants at June 30, 2008	565,970

The results of operations for the three and six months ended June 30, 2008 and 2007 include share-based compensation expense in the following expense categories of the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Share-based compensation in:
Cost of revenues	$316	$388	$677	$717
Total share-based compensation in cost of revenues	316	388	677	717

Selling and marketing	2,249	2,192	4,566	4,205
Research and development	1,199	954	2,323	1,886
General and administrative	2,241	1,780	4,609	3,728
Total share-based compensation in operating expenses	5,689	4,926	11,498	9,819
Total share-based compensation	$6,005	$5,314	$12,175	$10,536

The Company used the following assumptions to estimate the fair value of the options granted:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Average expected life (years)	3.0	3.0	3.0	3.1
Average expected volatility factor	34.8%	34.1%	34.8%	35.5%
Average risk-free interest rate	2.7%	4.7%	2.6%	4.7%
Average expected dividend yield	—	—	—	—

Treasury Stock

The Company resumed repurchasing shares of its common stock during the first six months of 2008 as follows.

	Shares	Average Price Per Share
Shares repurchased through December 31, 2007	8,170,060	$20.86
Shares repurchased during the six months ended June 30, 2008	537,904	$18.57
Total shares repurchased through June 30, 2008	8,707,964	$20.72

Under the terms of the Company’s Senior Credit Agreement, the Company is restricted from repurchasing its common stock for an aggregate purchase price that exceeds the sum of $25 million plus 50% of the aggregate amount of its consolidated net income, as defined in the Senior Credit Agreement, during the period from the effective date of the facility through the most recent quarter end for which quarterly financial statements have been filed.  The remaining shares authorized for repurchase under the Company’s stock repurchase program as of June 30, 2008 was 3,292,036 shares. As of June 30, 2008, $33.4 million remained authorized for repurchase under the Company’s Senior Credit Agreement.

10. Tax Matters

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007.  At June 30, 2008, the Company had approximately $8.7 million of total gross unrecognized tax benefits. Included in this balance are $5.5 million of unrecognized tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of provision for income taxes in the consolidated statements of operations.  The Company accrued potential penalties and interest of $0.3 million related to these unrecognized tax benefits during the six months ended June 30, 2008, and in total, as of June 30, 2008, the Company has recorded a liability for potential penalties and interest of $0.9 million.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal and state income tax audits for years through 2003. Substantially all material foreign income tax audits have been concluded for years through 2002. The federal income tax return for 2005 and California income tax returns for 2003 and 2004 are currently under examination. At June 30, 2008, the Company had net deferred tax assets of $47.9 million.

During the quarter ended March 31, 2008, the Company received a favorable ruling regarding unrecognized state income tax benefits, resulting in the reduction of the gross uncertain tax liability of $4.2 million.  This favorable ruling resulted in approximately $2.7 million of net tax benefit being recognized in the consolidated statement of operations in the six months ended June 30, 2008 with the remaining $1.5 million being recorded as a reduction to the related deferred tax asset. In addition, due to the potential resolution of federal, state and foreign tax examinations, and the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $0.8 million.

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

12. Recently Issued Accounting Standards

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS 161 may have on its financial statements.

In December 2007 the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and establishes what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS 141R may have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, consummated after the effective date. The Company is currently assessing the potential impact that adoption of SFAS 141R may have on its financial statements.

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

Forward-Looking Statements

This report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

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

Overview

Since we commenced operations in 1994 as a reseller of computer security products, Websense has evolved into a leading provider of content security software solutions, including Web security, email and messaging security and data loss prevention (“DLP”) solutions.  In today’s Web/enterprise hybrid computing environment, customers must deploy integrated Web, email and data security products to achieve effective protection against blended Web and email attacks, as well as from inadvertent data leaks due to faulty business processes.  To expand our product offering to meet the changing demands of the security software industry, in January 2007, we entered the emerging market for DLP through our acquisition of PortAuthority Technologies, Inc. (“PortAuthority”), our technology development partner for DLP solutions. Additionally, in October 2007, we acquired SurfControl plc (“SurfControl”), a leading provider of Web and email security software solutions, which expanded our product portfolio to include email security software and hosted Web and email security solutions.

Today, we offer comprehensive Web, email and data security products, available as layered software or on-demand solutions. We have focused on integrating the intelligence from each of these product areas to protect organizations’ employees and critical business data from external Web-based and email-based attacks, and from internal employee-generated threats such as an employee error and malfeasance. Our customers use our software products to provide a secure and productive computing environment for employees, business partners and customers. Our products allow organizations to:

•             prevent access to undesirable and dangerous elements on the Web, such as Web sites that contain inappropriate content or sites that download an ever-increasing variety of malicious code;

•             filter unwanted emails or “spam” out of incoming email traffic;

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

Collectively, our software products secure an organization’s confidential data and increase the productivity of its employees so they can safely conduct business electronically with partners and over the Internet.  Fundamental to our products are:

•      proactive discovery of Web and internal content, which is classified into highly granular database categories;

•      proactive discovery and identification of Web-based threats, including spyware, hacking tools, keyloggers, phishing and pharming exploits;

•      dynamic classification of uncategorized, high-risk Web content, including user-generated Web 2.0 content, based on our knowledge of the Web, email attack vectors, and malicious code characteristics; and

•      policy software that automates enforcement of pre-defined business policies regarding acceptable users and uses of various Web and internal content categories.

During the six months ended June 30, 2008, we derived approximately 41% of our revenue from international sales, compared with approximately 39% for the six months ended June 30, 2007, with the United Kingdom comprising approximately 11% and 10% of our total revenue for the six months ended June 30, 2008 and 2007, respectively. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific, Latin American and Australian markets.

We sell our products primarily through two tier distribution channels.  On occasion, we do sell products directly to value-added resellers or to customers, but sales through indirect channels currently account for more than 90% of our revenue.

As described elsewhere in this report, we recognize revenue from subscriptions to our products, including add-on modules, on a daily straight-line basis over the term of the subscription agreement, commencing on the first day of the subscription term. We recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract and are fully expensed in the period the subscription term begins. Operating expenses have continued to increase as compared with prior periods due to expanded selling and marketing efforts, continued product research and development and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in subsequent periods.

In October 2007, we completed our acquisition of SurfControl and as a result we have incurred operating losses under U.S. generally accepted accounting principles (“GAAP”) since the acquisition closed. Similar to Websense, SurfControl sold products primarily under subscriptions whereby revenues were initially recorded as deferred revenue and recognized ratably over the term of the agreement. Under GAAP purchase accounting, we wrote off $97.4 million of the deferred revenue of SurfControl, leaving a balance of $19.7 million as the fair value of the obligation. This adjustment reflects the fair value of the post-contract technical support services that will be recognized daily in accordance with our revenue recognition policy. We do not expect to generate significant revenue from the installed SurfControl customer base until existing subscriptions are up for renewal. In connection with the acquisition, we have incurred restructuring costs primarily in connection with reducing SurfControl headcount and eliminating redundant facilities.  We also immediately started to incur the expenses of managing the SurfControl operations as well as recording the amortization of the acquired intangibles.  As a result, we expect to continue to operate at a loss under GAAP until we generate sufficient revenue from the subsequent renewal of subscriptions of the installed SurfControl customer base to offset these expenses.  Given the average remaining term of the SurfControl subscriptions, we currently do not expect to operate at a profit under GAAP in fiscal year 2008.  Our ability to retain SurfControl customers and maintain our overall pricing levels for our products will impact our results of operations and the timing of our return to profitability.

We allocate the total costs for human resources, employee benefits, payroll taxes, information technology, facilities and fixed asset depreciation to each of our functional areas based on headcount data.  Our overall costs to be allocated have increased as a result of the growth in our headcount, increased personnel costs and the growth of our facilities costs and we expect this trend to continue.

In connection with the acquisition of SurfControl, we approved plans to restructure the operations of the acquired company by terminating 320 of SurfControl’s employees and exiting certain SurfControl facilities. As of June 30, 2008, of the 320 employees that we identified as being subject to the involuntary termination, 319 have been terminated and the one remaining employee is expected to be terminated by September 2008.  These workforce reductions are across all functions and geographies and affected employees were, or will be, provided cash severance packages. Additionally, we have consolidated facilities and have exited, or will be exiting, leases in certain locations as well as reducing the square footage required to operate some locations. We will finalize our facility exit plans by September 2008. We have accrued the estimated costs associated with the employee severance and facility exit obligations as liabilities assumed in the acquisition of SurfControl and, accordingly, included the costs as part of the purchase price of SurfControl. Changes to the estimates of these costs after September 2008 will be recorded either as a reduction to goodwill or as an expense to the results of operations.

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

Share-Based Compensation. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”) and Staff Accounting Bulletin No. 107 (“SAB 107”) requiring the measurement and recognition of all share-based compensation under the fair value method.  Share-based compensation expense related to stock options is recorded based on the fair value of the award on its grant date which we estimate using the Black-Scholes valuation model in accordance with the provisions prescribed under SFAS 123R and SAB 107.  Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the date of grant.

Income Tax Provision and Uncertain Tax Positions. Significant judgment is required in determining our consolidated income tax provision and evaluating our U.S. and foreign tax positions. We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) beginning in 2007. FIN 48 addresses the determination of how tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon resolution. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Results of Operations

Three months ended June 30, 2008 compared with the three months ended June 30, 2007

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	June 30, 2008	June 30, 2007
	(Unaudited)

Revenue	100%	100%

Cost of revenues:
Cost of revenues	12	10
Amortization of acquired technology	4	1
Total cost of revenues	16	11

Gross margin	84	89

Operating expenses:
Selling and marketing	61	50
Research and development	18	20
General and administrative	16	13
Total operating expenses	95	83

(Loss) income from operations	(11)	6

Interest expense	(4)	—
Other income, net	2	3

(Loss) income before income taxes	(13)	9

(Benefit) provision for income taxes	(2)	5

Net (loss) income	(11)%	4%

Revenue

Revenue increased to $73.0 million in the second quarter of 2008 from $50.4 million in the second quarter of 2007. The increase was a result primarily of the addition of new, renewed and upgraded subscriptions (including $16.0 million from new or renewed SurfControl seat subscriptions and $3.0 million of revenue recognized from the deferred revenue acquired from SurfControl in October 2007). For the remainder of 2008, we expect our revenue to increase over 2007 due to the addition of our acquired SurfControl business, our deferred revenue under existing subscriptions, our renewal business, planned growth in sales, partially offset by increased channel marketing payments and channel rebates, which are recorded as reductions to revenue.  Until sufficient existing subscriptions for the installed SurfControl customer base are subsequently renewed, revenue contributed by the SurfControl products will be minimal as compared to SurfControl’s historic stand-alone revenue as we wrote down SurfControl’s deferred revenue by $97.4 million to its estimated fair value of $19.7 million at the date of acquisition as required under GAAP.

Cost of Revenues

Cost of revenues. Cost of revenues consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our hosted security services. Cost of revenues increased to $8.6 million in the second quarter of 2008 from $4.8 million in the second quarter of 2007. The increase of $3.8 million was primarily due to additional personnel in our technical support and database groups, including the increased headcount attributable to the acquisition of SurfControl, the addition of hosted services and allocated costs. Our headcount in cost of revenue departments increased from 163 employees at June 30, 2007 to 217 employees at

June 30, 2008. We allocate the costs for human resources, employee benefits, payroll taxes, information technology, facilities and fixed asset depreciation to each of our functional areas based on headcount data. As a percentage of revenue, cost of revenues increased to 12% from 10% during the second quarter of 2008 compared to 2007.  We expect cost of revenue to remain higher in absolute dollars for the remainder of 2008 as compared to 2007 in order to support the growth and maintenance of our databases and due to costs associated with providing our hosted security services as well as the technical support needs of our customers.

Amortization of acquired technology. Amortization of acquired technology primarily relates to the developed technology acquired from the PortAuthority acquisition in January 2007 and SurfControl acquisition in October 2007. The increase of $2.5 million in amortization of acquired technology from the second quarter of 2007 to the second quarter of 2008 was primarily due to the acquisition of SurfControl in October 2007. The acquired technology is being amortized over a weighted average period of 2.9 years. We expect to incur $6.2 million in amortization expense of acquired technology during the remainder of 2008.

Gross Margin

Gross margin increased to $61.3 million in the second quarter of 2008 from $45.0 million in the second quarter of 2007. As a percentage of revenue, gross margin decreased to 84% in the second quarter of 2008 from 89% in the second quarter of 2007 due to the increased costs described in the preceding Cost of Revenues section. We expect that gross margin as a percentage of revenue will remain in excess of 80% of revenue for the remainder of 2008.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships as well as allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates.  Selling and marketing expenses increased to $44.3 million, or 61% of revenue, in the second quarter of 2008, from $25.1 million, or 50% of revenue, in the second quarter of 2007. Approximately $9.3 million of the increase was due to the amortization of acquired intangibles (customer relationships) which resulted from the acquisition of SurfControl in October 2007. The acquired customer relationships intangible assets are being amortized over a weighted average period of approximately 6.1 years. In addition to the amortization of acquired intangible assets, the increase in selling and marketing expenses was primarily due to increased personnel costs and related travel, including new personnel added from the SurfControl acquisition in October 2007 and allocated costs. Our headcount in sales and marketing increased from 380 employees at June 30, 2007 to 519 employees at June 30, 2008. We expect selling and marketing expenses to increase in absolute dollars for the remainder of 2008 as compared to 2007 due to having a full year of amortization of acquired intangibles, having a full year of additional sales and marketing personnel to support our expanding selling and marketing efforts worldwide, and increased sales resulting in higher overall sales commission expenses. We expect amortization of acquired intangibles of $18.7 million for the remainder of 2008 as a result of the amortization of acquired intangibles from the SurfControl and PortAuthority acquisitions.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $13.2 million, or 18% of revenue, in the second quarter of 2008 from $10.3 million, or 20% of revenue, in the second quarter of 2007. The increase of $2.9 million in research and development expenses was primarily due to increased personnel cost, including adding new full time employees due to the SurfControl acquisition in October 2007, and increased hiring to support our managed release of our Web content gateway, data loss prevention endpoint module and enhancements to our other products as well as to support our expanding list of technology partners and allocated costs. Our headcount increased in research and development from 193 employees at June 30, 2007 to 351 employees at June 30, 2008. We expect future research and development expenses to increase in absolute dollars for the remainder of 2008 as compared to 2007 due to having a full year of additional engineering personnel and an expanded base of product offerings.  We are managing the increase in our absolute research and development expense by operating research and development facilities in multiple international locations, including Beijing, China, that have lower costs than our operations in the United States.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and administrative personnel, third party professional service fees and allocated costs. General and administrative expenses increased to $11.8 million, or 16% of revenue, in the second quarter of 2008 from $6.6 million, or 13% of revenue, in the second quarter of 2007. The $5.2 million increase in general and administrative expense was primarily due to additional personnel needed to support our growing operations, including the acquisition of SurfControl in October 2007 and allocated costs.  Our headcount increased in general and administrative departments from 66 employees at June 30, 2007 to 112 employees at June 30, 2008.  We expect general and administrative expenses to increase in absolute dollars for the remainder of 2008 as compared to 2007 due to having a full year of additional personnel due to the SurfControl acquisition and to support growth in operations and expansion of our international operations.

Interest Expense

Interest expense represents the interest incurred on our senior secured term loan that we utilized to pay for a portion of the SurfControl purchase price in October 2007.  Also included in the interest expense is $325,000 of amortization of deferred financing fees that were capitalized as part of the senior secured credit facility.  Interest expense will increase for the remainder of 2008 as compared to 2007 due to having the senior secured term loan outstanding for the full year of 2008.  The amount of interest expense will fluctuate due to changes in the outstanding principal balance and due to changes in LIBOR and changes in our applicable spread to LIBOR based upon improvements in our leverage ratio in accordance with our senior secured credit facility agreement. Interest expense should decline in the remaining quarters of fiscal 2008 as compared to the second quarter of 2008 due to the lower outstanding principal amount and lower marginal interest rate.

Other Income, Net

Other income, net decreased to $1.1 million in the second quarter of 2008 from $1.5 million in the second quarter of 2007. The decrease was due primarily to reduced interest income of approximately $1.0 million in the second quarter of 2008 compared to the second quarter of 2007 as a result of our use of approximately $245 million in cash, cash equivalents and marketable securities to fund the acquisition of SurfControl in October 2007, offset by foreign exchange re-measurement gains of approximately $691,000 due to favorable movements in the foreign exchange rates during the second quarter of 2008 compared to the second quarter of 2007.  Due to the reduced cash, cash equivalents and marketable securities as a result of the acquisition of SurfControl as well as the prepayments on our senior secured term loan and stock repurchases, we expect other income, net to decrease in absolute dollars during the remainder of 2008 as compared to 2007.

Provision for Income Taxes

We recognized an income tax benefit of $1.7 million and an income tax expense of $2.3 million for the three months ended June 30, 2008 and 2007, respectively. Our effective tax rates were a tax benefit of 17.3% and a tax provision of 52.3% for the three months ended June 30, 2008 and June 30, 2007, respectively.

Our effective tax rate decreased from the second quarter of 2007 to the second quarter of 2008 primarily due to significant book losses in foreign jurisdictions with lower statutory rates, an increase in foreign withholding taxes and the impact that non-deductible items, primarily share-based compensation had on the amount of tax benefit recorded on our losses from operations. In addition, the Company’s effective tax rate in the second quarter of 2007 was impacted by the unrealized loss on a foreign currency option contract purchased in connection with the SurfControl acquisition and tax exempt interest income that did not recur in 2008.

Our effective tax rate may change in future periods due to the composition of taxable income between domestic and international operations along with the potential changes or interpretations in tax rules and legislation, or corresponding accounting rules.

In accordance with the provisions of SFAS 109, we assess, on a quarterly basis, the realizability of our deferred income tax assets. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items during the second quarter of 2008, it is more likely than not that we will be able to fully utilize our deferred tax assets.

Six months ended June 30, 2008 compared with the six months ended June 30, 2007

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Six Months Ended
	June 30, 2008	June 30, 2007
	(Unaudited)

Revenue	100%	100%

Cost of revenues:
Cost of revenues	13	9
Amortization of acquired technology	4	1
Total cost of revenues	17	10

Gross margin	83	90

Operating expenses:
Selling and marketing	62	50
Research and development	19	18
General and administrative	18	14
Total operating expenses	99	82

(Loss) income from operations	(16)	8

Interest expense	(5)	—
Other income, net	1	3

(Loss) income before income taxes	(20)	11

(Benefit) provision for income taxes	(10)	5

Net (loss) income	(10)%	6%

Revenue

Revenue increased to $139.9 million in the first six months of 2008 from $100.2 million in the first six months of 2007. The increase was a result primarily of the addition of new, renewed and upgraded subscriptions (including $26.0 million from new or renewed SurfControl seat subscriptions and $7.0 million of revenue recognized from the deferred revenue acquired from SurfControl in October 2007).

Cost of Revenues

Cost of revenues. Cost of revenues increased to $17.5 million in the first six months of 2008 from $8.8 million in the first six months of 2007. The increase of $8.7 million was primarily due to additional personnel in our technical support and database groups, including the increased headcount attributable to the acquisition of SurfControl, and the addition of DLP products, hosted services and allocated costs. Our headcount in cost of revenue departments increased from 163 employees at June 30, 2007 to 217 employees at June 30, 2008.

Amortization of acquired technology. Amortization of acquired technology primarily relates to the developed technology acquired from the PortAuthority acquisition in January 2007 and SurfControl acquisition in October 2007. The increase of $4.9 million in amortization of acquired technology from the first six months of 2007 to the first six months of 2008 was primarily due to the acquisition of SurfControl in October 2007.

Gross Margin

Gross margin increased to $116.3 million in the first six months of 2008 from $90.1 million in the first six months of 2007. As a percentage of revenue, gross margin decreased to 83% in the first six months of 2008 from 90% in the first six months of 2007 due to the increased costs described in the preceding Cost of Revenues section.

Operating Expenses

Selling and marketing. Selling and marketing expenses increased to $87.2 million, or 62% of revenue, in the first six months of 2008, from $50.0 million, or 50% of revenue, in the first six months of 2007. Approximately $18.6 million of the increase was due to the amortization of acquired intangibles (customer relationships) which resulted from the acquisition of SurfControl in October 2007. In addition to the amortization of acquired intangible assets, the increase in selling and marketing expenses was primarily due to increased personnel costs and related travel, including new personnel added from the SurfControl acquisition in October 2007 and allocated costs. Our headcount in sales and marketing increased from 380 employees at June 30, 2007 to 519 employees at June 30, 2008.

Research and development. Research and development expenses increased to $26.7 million, or 19% of revenue, in the first six months of 2008 from $18.7 million, or 18% of revenue, in the first six months of 2007. The increase of $8.0 million in research and development expenses was primarily due to increased personnel cost, including adding new full time employees due to the SurfControl acquisition in October 2007, and increased hiring for our managed release of our Web content gateway, data loss prevention endpoint module and developing enhancements to our other products, as well as to support our expanding list of technology partners and allocated costs. Included in research and development for the first six months of June 30, 2007 was $1.3 million of in-process research and development related to our PortAuthority acquisition in January 2007. Our headcount increased in research and development from 193 employees at June 30, 2007 to 351 employees at June 30, 2008.

General and administrative. General and administrative expenses increased to $24.7 million, or 18% of revenue, in the first six months of 2008 from $13.8 million, or 14% of revenue, in the first six months of 2007. The $10.9 million increase in general and administrative expense was primarily due to additional personnel needed to support our growing operations, including the acquisition of SurfControl in October 2007 and allocated costs.  Our headcount increased in general and administrative departments from 66 employees at June 30, 2007 to 112 employees at June 30, 2008.

Interest Expense

Interest expense represents the interest incurred on our senior secured term loan that we utilized to pay for a portion of the SurfControl purchase price in October 2007.  Also included in the interest expense is $1.4 million of amortization of deferred financing fees that were capitalized as part of the senior secured credit facility.

Other Income, Net

Other income, net decreased to $1.0 million in the first six months of 2008 from $3.9 million in the first six months of 2007. The decrease was due primarily to reduced interest income of approximately $2.9 million in the first six months of 2008 compared to the first six months of 2007 as a result of our use of approximately $245 million in cash, cash equivalents and marketable securities to fund the acquisition of SurfControl in October 2007.

Provision for Income Taxes

We recognized an income tax benefit of $14.1 million and an income tax expense of $5.5 million for the six months ended June 30, 2008 and 2007, respectively. Our effective tax rates were a tax benefit of 49.4% and a tax provision of 47.9% for the six months ended June 30, 2008 and June 30, 2007, respectively. The significant changes in our effective tax rate reflect the favorable impact of a ruling regarding unrecognized state income taxes and the release of a valuation allowance plus the unfavorable impact of less tax exempt interest income and a higher effective state income tax rate.

In accordance with the provisions of SFAS 109, we assess, on a quarterly basis, the realizability of our deferred income tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. During fiscal year 2007, a $4.7 million valuation allowance was recorded against the deferred tax assets of SurfControl at acquisition and an additional $4.3 million was recorded related to the increase of deferred tax assets arising from the operations of SurfControl reflected in our fiscal year 2007 consolidated statement of operations. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items during the first six months of 2008, it is more likely than not that we will be able to fully utilize our deferred tax assets. Accordingly, we released the valuation allowance and recorded a credit to goodwill of $4.7 million and a credit to income tax provision of approximately $4.3 million.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $65.1 million and retained earnings of $53.4 million.  During the first six months of 2008, we used our cash, cash equivalents and marketable securities primarily to pay down $35 million on our senior secured term loan as optional prepayments and approximately $10.0 million for stock repurchases.

Net cash provided by operating activities was $23.9 million in the first six months of 2008 compared with $23.8 million in the first six months of 2007. The minimal change in cash provided by operating activities was primarily due to the net loss with higher non-cash items recorded in the first six months of 2008 offset by the net increase in the change in operating assets and liabilities compared to the first six months of 2007. The first six months of 2008 cash flows from operations was negatively impacted by cash payments for restructuring related items as well as payment for a class-action litigation that was settled in the first quarter of 2008. Our operating cash flow is significantly influenced by new and renewed subscriptions, accounts receivable collections and changes in deferred revenue.  A future decrease in subscription renewals or accounts receivable collections, or a lower deferred revenue balance, would negatively impact our operating cash flow.

Net cash provided by investing activities was $16.3 million in the first six months of 2008 compared with net cash used in investing activities of $78.6 million in the first six months of 2007. The $94.9 million increase of net cash provided by investing activities was primarily due to cash used of $82.0 million to purchase PortAuthority in January 2007, a $4.6 million payment for a currency option contract in connection with the SurfControl acquisition in the first six months of 2007 and an $8.5 million net increase in maturities over purchases of marketable securities during the first six months of 2008 compared to the first six months of 2007.

Net cash used in financing activities was $42.1 million in the first six months of 2008 compared with $1.1 million provided by financing activities in the first six months of 2007. The $43.2 million increase of net cash used in financing activities was primarily due to optional principal prepayments of $35.0 million on our senior secured term loan and share repurchases of $10.0 million in the first six months of 2008 compared to none in the first six months of 2007, partially offset by the repayment of $4.2 million of the PortAuthority loan in the first six months of 2007.

In connection with the acquisition of SurfControl in October 2007, we entered into an amended and restated senior credit agreement (the “Senior Credit Agreement”).  The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. Through June 30, 2008, we have made optional prepayments totaling $55 million on our senior secured term loan, reducing the outstanding balance to $155 million.  The senior secured credit facility is secured by substantially all of our assets, including pledges of stock of some of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. The senior secured term loan initially amortized at a minimum rate of 2.5%, 10%, 12.5%, and 15%, respectively, during the first four years of the term and 60% during the fifth year. In conjunction with our optional $20 million prepayment on December 31, 2007, we amended our Senior Credit Agreement to eliminate any additional mandatory payments until September 30, 2009.  The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon our total leverage ratio. During the second quarter 2008, the annual interest rate was LIBOR plus 250 basis points (5.28% at June 30, 2008), and was subject to a potential step down in the spread over LIBOR based upon potential future improvements in our total leverage ratio. The unused portion of the revolving credit facility required a 50 basis points fee per annum, also subject to a step down based upon potential future improvements in our total leverage ratio. Based on the total leverage ratio as of June 30, 2008, the spread on both the senior secured term loan and revolving credit facility will be reduced for the third quarter of 2008 to LIBOR plus 225 basis points (5.03% as of June 30, 2008) per annum for the senior secured term loan and 25 basis points per annum for the unused portion of the revolving credit facility. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants.

The Senior Credit Agreement provides that we must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years. On October 11, 2007 in conjunction with the funding of the senior secured term loan, we entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The initial notional amount of the swap agreement was $105 million on October 11, 2007 and it amortizes each quarter down to $11 million on June 30, 2010. In addition, on October 11, 2007 we entered into an interest rate cap agreement to limit the maximum interest rate on a portion of our senior secured term loan to 6.5% per annum. The amount of principal protected by this agreement increases from $5 million at December 31, 2007 to $74.3 million on June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

As of June 30, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and commitments.  The following table summarizes our contractual payment obligations and commitments as of June 30, 2008 (in thousands):

	Payment Obligation by Year
	2008	2009	2010	2011	2012	Thereafter	Total
Senior secured term loan	$—	$5,099	$21,414	$25,697	$102,790	$—	$155,000
Estimated interest and fees on senior secured term loan	4,943	9,235	7,627	6,167	3,378	—	31,350
Operating leases	3,308	4,398	3,997	3,379	3,188	4,537	22,807
Facility exit obligations	1,008	2,017	2,106	1,814	1,106	960	9,011
Severance obligations	498	—	—	—	—	—	498
Software licenses	292	585	97	—	—	—	974
Total	$10,049	$21,334	$35,241	$37,057	$110,462	$5,497	$219,640

Obligations under our Senior Credit Agreement represent the future minimum principal debt payments due under the senior secured term loan.  Estimated interest and fees represent interest and fees expected to be incurred on the senior secured term loan based on known rates as of June 30, 2008 (see Note 6 to the financial statements).

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

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at June 30, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $8.7 million of unrecognized tax benefits have been excluded from the contractual payment obligations table above.

In 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock.  In 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. Repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of up to $5 million in stock in open market transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. During the six months ended June 30, 2008, we repurchased 537,904 shares of our common stock for an aggregate of approximately $10.0 million at an average price of $18.57 per share. As of June 30, 2008, we have repurchased a total of 8,707,964 shares of our common stock under this program, for an aggregate of $180.4 million at an average price of $20.72 per share. Under the terms of the Senior Credit Agreement, we are restricted from repurchasing our common stock for an aggregate purchase price that exceeds the sum of $25 million plus 50% of the aggregate amount of our consolidated net income, as defined in our Senior Credit Agreement, during the period from the effective date of the facility through the most recent quarter end for which we have filed quarterly financial statements. As of June 30, 2008, we can repurchase up to $33.4 million of our common stock under our Senior Credit Agreement. We intend to repurchase shares during the remainder of 2008.

We believe that our cash and cash equivalents balances, revolving credit balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures, debt repayment obligations and stock repurchases, if any, for at least the next 12 months. During the first six months of 2008, we made voluntary prepayments on our senior secured term loan of $35 million and repurchased approximately $10 million of our common stock. Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements. We may elect to raise funds for these purposes or to reduce our cost of capital through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating and capital requirements in interest-bearing, investment-grade securities.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposures are related to our cash, cash equivalents and senior secured term loan. We invest our excess cash in highly liquid short-term investments such as municipal bonds, government agency bonds and corporate bonds. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and the interest expense incurred on our senior secured term loan and therefore impact our cash flows and results of operations.

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments and from our borrowings under our variable rate senior secured term loan used in connection with the acquisition of SurfControl in October 2007.  Our Senior Credit Agreement provides that we must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured term loan is subject to fixed interest rate protection for a period of not less than 2.5 years from the date of the initial funding of the loan.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. Based on our outstanding senior secured term loan balance at June 30, 2008 and taking into consideration our interest rate swap and cap, our interest expense would increase by approximately $613,000 during the next 12 months if there were a 100 basis point adverse move in the interest rate yield curve.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at June 30, 2008. Changes in interest rates over time will, however, affect our interest income.

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

Notional and fair values of our Euro and British Pound hedging positions at June 30, 2008 and 2007 are presented in the table below (in thousands):

	June 30, 2008			June 30, 2007
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Euro	€2,850	$4,325	$4,171	€2,000	$2,660	$2,610
British Pound	£—	—	—	£950	1,886	1,900
Total		$4,325	$4,171		$4,546	$4,510

The approximate $1.7 million notional increase in our Euro hedged position at June 30, 2008 compared to June 30, 2007 is primarily due to the increase in Euro billings in 2008 compared to 2007. For the six months ended June 30, 2008, less than 15% of our total billings were denominated in the Euro. We do not expect Euro billings to represent more than 15% of our total billings during 2008.

The approximate $1.9 million notional decrease in our British Pound hedged position at June 30, 2008 compared to June 30, 2007 is primarily due to the natural hedge against our British Pound expenditures by billings in the British Pound which began in May 2007. As of June 30, 2008 no British Pound contracts were outstanding.  We do not expect to hedge the British Pound as we continue billing in the British Pound, as the billings create a natural hedge against our British Pound expenses.

Given our foreign exchange position at June 30, 2008, a 10% change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses.  In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges.  We do not expect material exchange rate gains and losses from un-hedged foreign currency exposures.

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

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2008.

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

Our revenue is derived almost entirely from sales through indirect channels and we depend upon these channels to create demand for our products.*

Our revenue has been derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Although we rely upon these indirect channels of distribution, we also depend upon our internal sales force to generate sales leads and sell products through the reseller network. Ingram Micro, one or our broad-line distributors in North America, accounted for approximately 22% of our revenue during the six months ended June 30, 2008.  Should Ingram Micro experience financial difficulties or otherwise delay or prevent our collection of accounts receivable from them, our revenue and cash flow would be significantly adversely affected.  Our indirect sales model involves a number of additional risks, including:

•       our resellers and distributors, including Ingram Micro, are not subject to minimum sales requirements or any obligation to market our products to their customers;

•       we cannot control the level of effort our resellers and distributors expend or the extent to which any of them will be successful in marketing and selling our products;

•       we cannot assure that our channel partners will market and sell our newer product offerings such as our security-oriented offerings, our data loss prevention (“DLP”) offerings or our hosted security services;

•       our reseller and distributor agreements are generally nonexclusive and may be terminated at any time without cause; and

•       our resellers and distributors frequently market and distribute competing products and may, from time to time, place greater emphasis on the sale of these products due to pricing, promotions and other terms offered by our competitors.

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

In October 2007 we acquired SurfControl plc (“SurfControl”) and we expect to continue to incur restructuring and other related expenses that will negatively affect our results of operations under U.S. generally accepted accounting principles (“GAAP”). As a result of the SurfControl acquisition, Websense became an unprofitable operating business under GAAP after more than five years as a profitable operating business under GAAP.  Given our subscription model, we expect to continue to operate at a loss under GAAP until we generate sufficient revenue from the subsequent renewal of subscriptions from the installed SurfControl customer base to offset the expenses we began to incur as of the close of the SurfControl acquisition to operate the SurfControl business.  Although we expect to continue to compete effectively for subscription renewals from the SurfControl customers, we face substantial competition and we may not retain as high a percentage of the SurfControl customer base as we expect.

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

•              make large and immediate one-time write-offs for restructuring and other related expenses;

•              become subject to intellectual property or other litigation; and

•                                        create goodwill and other intangible assets that could result in significant impairment charges and/or amortization expense.

We may acquire additional companies, services and technologies in the future as part of our efforts to expand and diversify our business. Although we review the records of companies or businesses we are interested in acquiring, even an in-depth review may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies. Integration of acquired companies may disrupt or slow the momentum of the activities of our business. As a result, if we fail to properly evaluate, execute and integrate acquisitions such as our SurfControl acquisition, our business and prospects may be seriously harmed.

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

In October 2007, we borrowed $210 million under the senior credit agreement and $155 million remained outstanding as of June 30, 2008.  As a result, we are incurring interest expense for the amounts we borrowed under the senior secured term loan, and our income from our cash, cash equivalents and marketable securities has declined as we used a significant portion of our cash and marketable securities to fund a portion of the acquisition cost.  This debt and the limitations our senior secured credit facility impose on us could have important consequences, including:

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

Substantially all of our revenue for the second quarter ended June 30, 2008 was derived from new and renewal subscriptions to our Web filtering and Web security products, and we expect that a significant majority of our sales for the remainder of 2008 will continue to be derived from our Web filtering and Web security products. We expect sales of our DLP products, hosted security services and other products under development to comprise a relatively small portion of our overall sales in 2008. If our Web filtering and Web security products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired.  If we cannot sufficiently increase our customer base with the addition of new customers, particularly in the SMB segment, increase seats under subscriptions from existing customers or renew a sufficient number of SurfControl’s Web filtering customers or migrate them to our Web filtering product, we will not be able to grow our business to meet expectations.

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

Failure of our security products, including our DLP products and hosted security solutions, to achieve more widespread market acceptance will seriously harm our business. *

Our future financial performance depends on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our security offerings. We now sell the Websense Data Protection Suite, our DLP offering for the data security market, Websense Hosted Web Security and

Websense Hosted Email Security, our hosted security services, and Websense Email Security, our email filtering solution. During the second quarter of 2008, we commenced a managed release of our next generation Web content gateway and our new DLP endpoint module and we are continuing to develop and release products in accordance with our announced product roadmap. We may not be successful in achieving market acceptance of these or any new products that we develop.  Moreover, our recent increased emphasis on the development, marketing and sale of our security offerings and DLP products as well as the integration of SurfControl could distract us from sales of our core Web filtering and Web security offerings, negatively impacting our overall sales. Any failure or delay in diversifying our existing offerings, or diversification at the detriment to our core Web filtering and Web security offerings, could harm our business, results of operations and financial condition and our growth.

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

Our current principal competitors include:

•              companies offering Web filtering and Web security solutions, such as Microsoft, Symantec/Vontu, McAfee, Cisco Systems, Juniper Networks, MessageLabs, Trend Micro, Google/Postini, ScanSafe, Blue Coat Systems, Secure Computing, Aladdin, Finjan, FaceTime, Mi5 Networks, St. Bernard Software, 8e6 Technologies, Marshal, Clearswift, Sophos, Barracuda, Digital Arts and Computer Associates;

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

•              companies offering proxy-based solutions such as Microsoft, Blue Coat Systems, Cisco Systems and Juniper Networks.

As we develop and market our products with an increasing security-oriented emphasis, we also face growing competition from security solutions providers. Many of our competitors within the Web security market, such as Symantec, McAfee, Trend Micro, Cisco Systems and Microsoft enjoy substantial competitive advantages, including:

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

Our international operations involve risks that could increase our expenses, adversely affect our operating results and require increased time and attention of our management.

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

International sales represented 41% of our total revenue generated during the quarter ended June 30, 2008 compared with 39% of our total revenue during the quarter ended June 30, 2007. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

Our products are complex, are deployed in a wide variety of network environments and manage content in a dramatically changing Web 2.0 world. Our products may have errors or defects that users identify after deployment, which could harm our reputation and our business. In addition, products as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of our products, and we expect to find such errors in the future. Because customers rely on our products to manage employee behavior to protect against security risks and prevent the loss of sensitive data, any significant defects or errors in our products may result in negative publicity or legal claims. For example, an actual or perceived breach of network or computer security at one of our customers, regardless of whether the breach is attributable to our products, could adversely affect the market’s perception of our security products. Moreover, parties whose Web sites or executable files are placed in security-risk categories or other categories with negative connotations may seek redress against us for falsely labeling them or for interfering with their business. The occurrence of errors could adversely affect sales of our products, divert the attention of engineering personnel from our product development efforts and cause significant customer relations or legal problems.

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

We currently have eleven issued patents in the United States and seven patents issued internationally, and we may be unable to obtain further patent protection in the future. We have other pending patent applications in the United States and in other countries. We cannot ensure that:

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

Substantially all of our revenue comes from the sale of subscriptions to our products, including our hosted services. Upon execution of a subscription agreement, we invoice our customers for the full term of the subscription agreement. We then recognize revenue from customers daily over the terms of their subscription agreements, which typically have durations of 12, 24 or 36 months. As a result, a majority of the revenue we report in each quarter is derived from deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products, before these downturns are reflected by declining revenues.  In addition, under GAAP purchase accounting, $97.4 million of the deferred revenue of SurfControl on the date of acquisition was written off with respect to the subscriptions to SurfControl products that were delivered prior to our acquisition of SurfControl. Therefore, the revenue that will be recognized post acquisition will be associated only with the fair value of post-acquisition technical services under these remaining subscriptions. As a result, the company can achieve short-term increases in revenue under GAAP even if subscription renewals for SurfControl customers decline in comparison to pre-acquisition periods, since the company will be able to recognize all of the revenue associated with any renewing SurfControl customer subscriptions.

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

We do not intend to pay dividends.

We have not declared or paid any cash dividends on our common stock since we have been a publicly traded company. We currently intend to retain any future cash flows from operations to fund growth, pay down our senior secured term loan and repurchase shares of our common stock, and therefore do not expect to pay any cash dividends in the foreseeable future.  Moreover, we are not permitted to pay cash dividends under the terms of our senior secured credit facility.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c)  Issuer Purchases of Equity Securities

Month	Number of Shares Purchased During Month	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Be Purchased Under the Plan
January 2008	—	$—	8,170,060	3,829,940
February 2008	23,300	$19.57	8,193,360	3,806,640
March 2008	241,100	$18.82	8,434,460	3,565,540
April 2008	47,100	$19.30	8,481,560	3,518,440
May 2008	110,300	$18.26	8,591,860	3,408,140
June 2008	116,104	$17.84	8,707,964	3,292,036

Total	537,904	$18.57	8,707,964	3,292,036

1.               The purchases were made in open-market transactions.

2.               On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. On July 25, 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of up to $5 million in stock in open market transactions. The remaining shares authorized for repurchase under our stock repurchase program as of June 30, 2008 was 3,292,036 shares.

Item 3.    Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on Wednesday, June 4, 2008.  The following matters were voted upon at the meeting and were adopted as indicated:

1.             The stockholders elected two directors to hold office for a term expiring upon the 2011 Annual Meeting of Stockholders.

	Number of Shares
Name of Directors Elected	For	Withheld

Mark S. St.Clare	24,046,068	18,264,603
Peter C. Waller	39,261,918	3,048,753

The following individuals are continuing directors with terms expiring upon the 2009 Annual Meeting of Stockholders:  Bruce T. Coleman, Gene Hodges and John F. Schaefer.

The following individuals are continuing directors with terms expiring upon the 2010 Annual Meeting of Stockholders:  John B. Carrington and Gary E. Sutton.

2.             The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	39,926,726
Against	2,377,871
Abstain	6,074

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

WEBSENSE, INC.

Date: August 8, 2008	By:	/s/ GENE HODGES
Gene Hodges
Chief Executive Officer

Date: August 8, 2008	By:	/s/ DUDLEY MENDENHALL
Dudley Mendenhall
Chief Financial Officer

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Amended and Restated Bylaws.
4.1(3)	Specimen Stock Certificate of Websense, Inc.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)             Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 3, 2000.

(2)             Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on April 19, 2007.

(3)             Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.