Form 10-Q
period 2008-09-30
WEBSENSE INC
filed 2008-11-07
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of October 31, 2008 was 45,004,221.

Websense, Inc.

Form 10-Q

For the Period Ended September 30, 2008

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Websense, Inc.
Consolidated Balance Sheets
(Unaudited and in thousands)

	September 30, 2008	December 31, 2007
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$63,364	$66,383
Marketable securities	—	19,781
Accounts receivable, net	64,649	76,328
Prepaid income taxes	2,177	3,734
Current portion of deferred income taxes	30,476	22,870
Other current assets	8,062	10,109
Total current assets	168,728	199,205

Property and equipment, net	15,691	17,657
Intangible assets, net	117,748	152,906
Goodwill	374,643	385,916
Deferred income taxes, less current portion	36,276	19,048
Deposits and other assets	4,419	5,798
Total assets	$717,505	$780,530

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,303	$3,255
Accrued compensation and related benefits	18,156	28,960
Other accrued expenses	26,763	30,463
Current portion of income taxes payable	12,837	1,531
Current portion of senior secured term loan	737	—
Current portion of deferred revenue	206,058	190,569
Current portion of deferred tax liability	5,530	10,399
Total current liabilities	271,384	265,177
Income taxes payable, less current portion	9,192	12,264
Senior secured term loan	139,263	190,000
Deferred revenue, less current portion	101,281	96,116
Deferred tax liability, less current portion	10,334	20,964
Other long term liabilities	1,410	1,634
Total liabilities	532,864	586,155

Stockholders’ equity:
Common stock	521	515
Additional paid-in capital	291,292	267,164
Treasury stock, at cost	(154,836)	(139,792)
Retained earnings	49,881	67,808
Accumulated other comprehensive loss	(2,217)	(1,320)
Total stockholders’ equity	184,641	194,375
Total liabilities and stockholders’ equity	$717,505	$780,530

See accompanying notes.

Websense, Inc.

Consolidated Statements of Operations

(Unaudited) (in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenue	$76,663	$50,429	$216,605	$150,625

Cost of revenues:
Cost of revenues	9,181	4,466	26,635	13,299
Amortization of acquired technology	3,108	629	9,261	1,887
Total cost of revenues	12,289	5,095	35,896	15,186
Gross margin	64,374	45,334	180,709	135,439

Operating expenses:
Selling and marketing	42,952	25,249	130,109	75,289
Research and development	13,139	8,338	39,798	27,059
General and administrative	10,753	6,828	35,441	20,589
Total operating expenses	66,844	40,415	205,348	122,937

(Loss) income from operations	(2,470)	4,919	(24,639)	12,502

Interest expense	(2,985)	—	(10,357)	—
Other (expense) income, net	(94)	3,928	908	7,843

(Loss) income before income taxes	(5,549)	8,847	(34,088)	20,345

(Benefit) provision for income taxes	(2,052)	2,452	(16,161)	7,954

Net (loss) income	$(3,497)	$6,395	$(17,927)	$12,391

Net (loss) income per share:

Basic net (loss) income per share	$(0.08)	$0.14	$(0.40)	$0.28
Diluted net (loss) income per share	$(0.08)	$0.14	$(0.40)	$0.27
Weighted average shares – basic	45,097	45,194	45,233	45,028
Weighted average shares – diluted	45,097	45,607	45,233	45,517

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

	Common stock		Additional	Treasury	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	paid-in capital	stock	earnings	loss	equity
Balance at December 31, 2007	45,394	$515	$267,164	$(139,792)	$67,808	$(1,320)	$194,375

Issuance of common stock upon exercise of options	294	3	3,787	—	—	—	3,790

Issuance of common stock for ESPP purchase	190	2	2,901	—	—	—	2,903

Issuance of common stock from restricted stock units, net	29	1	—	(46)	—	—	(45)

Share-based compensation expense	—	—	18,009	—	—	—	18,009

Tax shortfall from stock option exercises	—	—	(569)	—	—	—	(569)

Purchase of treasury stock	(790)	—	—	(14,998)	—	—	(14,998)

Other comprehensive income (loss):

Net loss	—	—	—	—	(17,927)	—	(17,927)

Net change in unrealized gain on derivative contracts, net of tax	—	—	—	—	—	173	173

Cumulative translation adjustments	—	—	—	—	—	(1,070)	(1,070)

Comprehensive loss							(18,824)

Balance at September 30, 2008	45,117	$521	$291,292	$(154,836)	$49,881	$(2,217)	$184,641

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Operating activities:
Net (loss) income	$(17,927)	$12,391
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	47,156	5,949
In-process research and development	—	1,270
Share-based compensation	18,009	16,087
Deferred income taxes	(34,108)	(5,997)
Unrealized (gain) loss on foreign exchange	(211)	162
Tax (shortfall) windfall from stock option exercises	569	(1,174)
Changes in operating assets and liabilities, net of effects from purchases of PortAuthority and SurfControl:
Accounts receivable	11,784	10,802
Other assets	2,907	(8,158)
Accounts payable	(1,874)	(1,453)
Accrued compensation and related benefits	(8,450)	1,133
Other liabilities	(3,283)	4,253
Deferred revenue	21,380	(1,402)
Income taxes payable	7,337	3,762
Net cash provided by operating activities	43,289	37,625

Investing activities:
Purchases of property and equipment	(6,289)	(4,362)
Cash paid for purchased technology (intangible assets)	(1,815)	—
Cash refunded (paid) for acquisition of PortAuthority, net of cash acquired	147	(81,988)
Net cash paid for option contract on SurfControl acquisition	—	(646)
Cash received from sale of CyberPatrol assets	1,400	—
Purchases of marketable securities	(20,160)	(472,607)
Maturities of marketable securities	39,963	678,044
Net cash provided by investing activities	13,246	118,441

Financing activities:
Principal payments on senior secured term loan	(50,000)	—
Repayment of PortAuthority loan	—	(4,214)
Proceeds from exercise of stock options	3,790	3,046
Proceeds from issuance of common stock for stock purchase plan	2,903	2,212
Tax (shortfall) windfall from stock option exercises	(569)	1,174
Purchase of treasury stock	(14,998)	—
Net cash (used in) provided by financing activities	(58,874)	2,218
Effect of exchange rate changes on cash and cash equivalents	(680)	—
(Decrease) increase in cash and cash equivalents	(3,019)	158,284
Cash and cash equivalents at beginning of period	66,383	83,523
Cash and cash equivalents at end of period	$63,364	$241,807

Supplemental cash flow information:
Income taxes paid	$6,821	$11,476
Unrealized gain on marketable securities	$—	$81

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2007, included in Websense, Inc.’s (“Websense” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

As the Company reported a net loss for the three and nine months ended September 30, 2008, basic and diluted EPS were the same. During the three and nine months ended September 30, 2007, the difference between the weighted average shares used in determining basic EPS versus diluted EPS is due to dilutive securities which totaled 413,000 and 489,000 shares, respectively. Potentially dilutive securities totaling 8,389,000 and 7,112,000 shares for the three months ended September 30, 2008 and 2007, respectively, were excluded from the diluted EPS calculation because of their anti-dilutive effect. Potentially dilutive securities totaling 8,492,000 and 6,232,000 shares for the nine months ended September 30, 2008 and 2007, respectively, were excluded from the diluted EPS calculation because of their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net (Loss) Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
September 30, 2008:
Basic EPS	$(3,497)	45,097	$(0.08)
Effect of dilutive securities	—	—	—
Diluted EPS	$(3,497)	45,097	$(0.08)

September 30, 2007:
Basic EPS	$6,395	45,194	$0.14
Effect of dilutive securities	—	413	—
Diluted EPS	$6,395	45,607	$0.14

For the Nine Months Ended:
September 30, 2008:
Basic EPS	$(17,927)	45,233	$(0.40)
Effect of dilutive securities	—	—	—
Diluted EPS	$(17,927)	45,233	$(0.40)

September 30, 2007:
Basic EPS	$12,391	45,028	$0.28
Effect of dilutive securities	—	489	(0.01)
Diluted EPS	$12,391	45,517	$0.27

3. Comprehensive (Loss) Income

The components of comprehensive (loss) income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net (loss) income	$(3,497)	$6,395	$(17,927)	$12,391
Net change in unrealized gain on marketable securities, net of tax	—	67	—	81
Net change in unrealized (loss) gain on fair value of foreign currency contracts, net of tax	—	(10)	—	9
Net change in unrealized gain on derivative contracts, net of tax	241	—	173	—
Cumulative translation adjustment	(425)	—	(1,070)	—
Comprehensive (loss) income	$(3,681)	$6,452	$(18,824)	$12,481

4. Acquisitions

SurfControl

In October 2007, the Company completed the acquisition of SurfControl plc (“SurfControl”), a U.K.-based provider of Web and email security solutions. The total purchase price of the acquisition was as follows (in thousands):

Cash paid for SurfControl	$448,760
Transaction costs	12,114
Total purchase price	$460,874

The purchase price allocation as of September 30, 2008 is as follows (in thousands):

Fair value of net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$65,995
Accounts receivable	16,825
Other current assets	3,550
Property and equipment	10,666
Deferred income taxes	(33,051)
Accounts payable and accrued expenses	(45,436)
Deferred revenue	(19,729)
		(1,180)
Fair value of identifiable intangible assets acquired:
Technology	29,265
Customer relationships	128,500
		157,765
Goodwill		304,289
Total purchase price		$460,874

In connection with the acquisition, the Company’s management approved plans to restructure the operations of the acquired company by terminating 320 of SurfControl’s employees and exiting certain SurfControl facilities. As of September 30, 2008, all of the 320 employees originally identified for termination have been terminated and all the severance costs have been paid. These workforce reductions were across all functions and geographies and affected employees were provided cash severance packages. Additionally, the Company has consolidated facilities and has exited, or will be exiting, leases in certain locations as well as reducing the square footage required to operate some locations. As of September 30, 2008, the Company has finalized its facility exit plans. The Company has accrued the estimated costs associated with the employee severance and facility exit obligations as liabilities assumed in the acquisition of SurfControl and accordingly, these estimated costs are included as part of the purchase price of SurfControl. Changes to the estimates of the facility exit costs after September 2008 will be recorded as a reduction to goodwill or as an expense to the results of operations, as appropriate, in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. As of September 30, 2008, $5.2 million of facility exit obligations remain accrued for payments in future periods as follows (in thousands):

	Balance at December 31, 2007	Cash Payments	Adjustments	Foreign Exchange Adjustments	Balance at September 30, 2008

Severance costs	$6,761	$(4,760)	$(2,011)	$10	$—
Facility exit costs	9,379	(903)	(3,098)	(214)	5,164
Total	$16,140	$(5,663)	$(5,109)	$(204)	$5,164

The accruals for facility exit costs at September 30, 2008 represent the remaining fair value of lease obligations net of estimated sublease income for exiting locations, as determined at the expected cease-use dates of those facilities, and will be paid out over the remaining lease terms, the last of which ends in fiscal year 2011.

5. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following as of September 30, 2008 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net

Technology	2.7	$43,995	$(14,643)	$29,352
Customer relationships	5.8	129,200	(41,135)	88,065
Trade name	3.3	510	(179)	331
Total		$173,705	$(55,957)	$117,748

As of September 30, 2008, remaining amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2008	$12,527
2009	38,827
2010	26,018
2011	15,083
2012	8,290
Thereafter	17,003
Total	$117,748

The following table summarizes the activity related to the carrying value of the Company’s goodwill during the nine months ended September 30, 2008 (in thousands):

Nine Months Ended September 30, 2008
Balance at December 31, 2007	$385,916
Reduction from sale of CyberPatrol assets	(2,148)
Refund related to PortAuthority acquisition	(147)
PortAuthority deferred income tax adjustment	(1,655)
SurfControl deferred income tax adjustment	(4,681)
Facility exit accrual adjustment	(3,098)
Severance cost adjustment	(2,011)
Tax contingency adjustment	1,572
Other SurfControl purchase accounting adjustments	895
Balance at September 30, 2008	$374,643

6. Senior Secured Credit Facility

In connection with the acquisition of SurfControl in October 2007, the Company entered into an amended and restated senior credit agreement (the “Senior Credit Agreement”). The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. At September 30, 2008, the outstanding balance under the senior secured term loan was $140 million as a result of the Company making optional prepayments totaling $50 million in the nine months ended September 30, 2008, including $15 million in the quarter ended September 30, 2008, as well as an optional $20 million prepayment on December 31, 2007. In October 2008, the Company made an additional optional prepayment of $5 million. The senior secured credit facility is secured by substantially all of the assets of the Company, including pledges of stock of some of its subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by the Company’s domestic subsidiaries. The senior secured term loan initially amortized at a minimum rate of 2.5%, 10%, 12.5%, and 15%, respectively, during the first four years of the term and 60% during the fifth year. In conjunction with the Company’s optional $20 million prepayment on December 31, 2007, the Company amended its Senior Credit Agreement to eliminate any additional mandatory payments until September 30, 2009. The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon the Company’s total leverage ratio, as defined in the Senior Credit Agreement. Prior to the third quarter 2008, the annual interest rate was LIBOR plus 250 basis points (5.28% at June 30, 2008), and was subject to a potential step down in the spread over LIBOR based upon potential future improvements in the Company’s total leverage ratio. The unused portion of the revolving credit facility required a 50 basis points fee per annum, also subject to a step down based upon potential future improvements in the Company’s total leverage ratio. Based on the total leverage ratio as of June 30, 2008, the spread on both the senior secured term loan and revolving credit facility was reset for the third quarter of 2008 to LIBOR plus 225 basis points (6.01% as of September 30, 2008) per annum for the senior secured term loan and reduced by 25 basis points per annum for the unused portion of the revolving credit facility. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Among the negative covenants are restrictions on the Company’s ability to borrow money, including restrictions on (a) the incurrence of more than $15 million of new debt, including capital leases (subject to certain exceptions), (b) the incurrence of more than $7.5 million in letters of credit, (c) the incurrence of more than $50 to $75 million of new debt, depending on the Company’s leverage ratio, to finance future acquisitions or (d) the assumption of more than $15 million of new debt in connection with acquisitions.

As of September 30, 2008, future remaining minimum principal payments under the senior secured term loan will be as follows (in thousands):

Years Ending December 31,
2008	$—
2009	4,605
2010	19,342
2011	23,211
2012	92,842
Total	$140,000

The Senior Credit Agreement provides that the Company must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years. On October 11, 2007 in conjunction with the funding of the senior secured term loan, the Company entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The initial notional amount of the swap agreement was $105 million on October 11, 2007 and it amortizes each quarter down to $11 million on September 30, 2010. In addition, on October 11, 2007 the Company entered into an interest rate cap agreement to limit the maximum interest rate on a portion of its senior secured term loan to 6.5% per annum. The amount of principal protected by this agreement increases from $5 million at December 31, 2007 to $74.3 million on September 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

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

During the three and nine months ended September 30, 2008 and 2007, the Company utilized Euro foreign currency forward contracts to hedge anticipated Euro denominated accounts receivable. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. Net realized gains (losses) related to the contracts designated as fair value hedges settled during the three and nine months ended September 30, 2008 and 2007 are included in other income, net, in the accompanying consolidated statements of operations and amounted to approximately $45,000 and $(87,000) for the three months ended September 30, 2008 and 2007, respectively and $(449,000) and $(235,000) for the nine months ended September 30, 2008 and 2007, respectively. There were no Euro contracts outstanding as of September 30, 2007.

During the three months ended September 30, 2008, the Company utilized British Pound foreign currency forward contracts to hedge anticipated British Pound denominated accounts receivable. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. Net realized gains related to the contracts designated as fair value hedges settled during the three months ended September 30, 2008 are included in other income, net, in the accompanying consolidated statements of operations and amounted to approximately $2,000. There were no British Pound contracts outstanding as of September 30, 2008.

During the three months ended September 30, 2008, the Company utilized Israeli Shekel zero-cost collar contracts to hedge anticipated operating expenses. All such contracts entered into were designated as cash flow hedges and were considered effective as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended. None of the contracts were terminated prior to settlement. Net realized losses of approximately $9,000 related to the contracts designated as cash flow hedges during the three months ended September 30, 2008 are included in the respective operating categories the Company hedges its Israeli Shekel expenditures against. There were no Israeli Shekel contracts outstanding prior to the quarter ended September 30, 2008.

Notional and fair values of the Company’s Euro and Israeli Shekel hedging positions at September 30, 2008 and 2007 are presented in the table below (in thousands):

	September 30, 2008				September 30, 2007
	Notional Value Local Currency		Notional Value USD	Fair Value USD	Notional Value Local Currency		Notional Value USD	Fair Value USD
Euro	€2,500		$3,735	$3,948	€—		$—	$—
Israeli Shekel	ILS	2,150	617	623	ILS	—	—	—
Total			$4,352	$4,571			$—	$—

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Interest rate cap	$—	$63	$—	$63
Foreign currency forward contracts	—	213	—	213
Zero-cost collar contracts	—	6	—	6

Liabilities:
Interest rate swaps	$—	$1,399	$—	$1, 399

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Included in Other assets and in Other accrued expenses are derivative contracts, comprised of interest rate swaps and an interest rate cap as well as foreign currency forward contracts and zero-cost collar contracts, that are valued using models based on readily observable market parameters for all substantial terms of the Company’s derivative contracts and thus are classified within Level 2.

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

9. Stockholders’ Equity

Share-Based Compensation

Employee Stock Option Plans

The following table summarizes the Company’s stock option activity since December 31, 2007:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2007	9,086,786	$22.62
Granted	2,593,950	19.14
Exercised	(293,655)	12.91
Cancelled	(815,039)	22.46
Balance at September 30, 2008	10,572,042	22.04

The results of operations for the three and nine months ended September 30, 2008 and 2007 include share-based compensation expense in the following expense categories of the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Share-based compensation in:
Cost of revenues	$314	$380	$991	$1,097
Total share-based compensation in cost of revenues	314	380	991	1,097

Selling and marketing	2,072	2,231	6,638	6,436
Research and development	1,204	1,083	3,527	2,969
General and administrative	2,240	1,857	6,853	5,585
Total share-based compensation in operating expenses	5,516	5,171	17,018	14,990
Total share-based compensation	$5,830	$5,551	$18,009	$16,087

The Company used the following assumptions to estimate the fair value of the options granted:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Average expected life (years)	3.0	3.0	3.0	3.1
Average expected volatility factor	35.1%	35.9%	34.9%	35.3%
Average risk-free interest rate	2.7%	4.3%	2.6%	4.6%
Average expected dividend yield	—	—	—	—

Treasury Stock

The Company resumed repurchasing shares of its common stock during the first nine months of 2008 as follows.

	Shares	Average Price Per Share
Shares repurchased through December 31, 2007	8,170,060	$20.86
Shares repurchased during the nine months ended September 30, 2008	790,292	$18.96
Total shares repurchased through September 30, 2008	8,960,352	$20.69

Under the terms of the Company’s Senior Credit Agreement, the Company is restricted from repurchasing its common stock for an aggregate purchase price that exceeds the sum of $25 million plus 50% of the aggregate amount of its consolidated net income, as defined in the Senior Credit Agreement, during the period from the effective date of the facility through the most recent quarter end for which quarterly financial statements have been filed. The remaining shares authorized for repurchase under the Company’s stock repurchase program as of September 30, 2008 was 3,039,648 shares. As of September 30, 2008, $34.6 million remained authorized for repurchase under the Company’s Senior Credit Agreement.

10. Tax Matters

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007. At September 30, 2008, the Company had approximately $8.4 million of total gross unrecognized tax benefits. Included in this balance are $5.2 million of unrecognized tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of provision for income taxes in the consolidated statements of operations. The Company accrued potential penalties and interest of $0.3 million related to these unrecognized tax benefits during the nine months ended September 30, 2008, and in total, as of September 30, 2008, the Company has recorded a liability for potential penalties and interest of $0.8 million.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal and state income tax audits for years through 2003. Substantially all material foreign income tax audits have been concluded for years through 2002. The federal income tax return for 2005 and California income tax returns for 2003 and 2004 are currently under examination. At September 30, 2008, the Company had net deferred tax assets of $50.9 million.

During the quarter ended March 31, 2008, the Company received a favorable ruling regarding unrecognized state income tax benefits, resulting in the reduction of the gross uncertain tax liability of $4.2 million. This favorable ruling resulted in approximately $2.7 million of net tax benefit being recognized in the consolidated statement of operations in the nine months ended September 30, 2008 with the remaining $1.5 million being recorded as a reduction to the related deferred tax asset. In addition, due to the potential resolution of federal, state and foreign tax examinations, and the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $0.7 million.

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

12. Recently Issued Accounting Standards

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS 161 may have on its financial statements.

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

•                  risks associated with fluctuations in foreign currency exchange rates;

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

Overview

Since we commenced operations in 1994 as a reseller of computer security products, Websense has evolved from a Web filtering company into a leading provider of integrated content security software solutions, including Web security, email and messaging security and data loss prevention (“DLP”) solutions. Our customers use our software products to provide employees, business partners and customers with a secure and productive computing environment that protects essential information and enables safe Internet access, online collaboration and electronic commerce.

In today’s computing environments, customers must deploy integrated Web, email and data security products to achieve effective protection against blended Web and email attacks, as well as from inadvertent data leaks due to faulty business processes.  To meet our customers’ requirements for comprehensive protection from these internal and external security risks, in 2006, we began expanding our product offering beyond Web filtering through both internal development and through acquisitions. In January 2007, we entered the emerging market for DLP through our acquisition of PortAuthority Technologies, Inc. (“PortAuthority”), a technology leader in the segment and our technology development partner for DLP solutions. In October 2007, we acquired SurfControl plc (“SurfControl”), a leading provider of Web and email security software solutions, which expanded our product portfolio to include email security software and hosted Web and email security solutions. Additionally, we have developed new Web security gateway software capable of dynamic Web content categorization and real-time detection and removal of malware from incoming Web traffic.

Today, we offer comprehensive suites of Web, email and data security products, available as layered software or hosted (on-demand) solutions. We have focused on integrating the intelligence and functionality from each of these product suites to provide more effective protection. Our products allow organizations to:

•                 prevent access to undesirable and dangerous elements on the Web, such as Web 2.0 sites that contain inappropriate content or sites that download an ever-increasing variety of malicious code;

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

•                 dynamic classification of uncategorized, high-risk Web content, including user-generated Web 2.0 content, based on our knowledge of the Web, email attack vectors and malicious code characteristics; and

•                 policy software that automates enforcement of pre-defined business policies regarding acceptable users and uses of various Web and internal content categories.

During the nine months ended September 30, 2008, we derived approximately 44% of our revenue from international sales, compared with approximately 40% for the nine months ended September 30, 2007, with the United Kingdom comprising approximately 14% and 10% of our total revenue for the nine months ended September 30, 2008 and 2007, respectively. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific, Latin American and Australian markets.

We sell our products primarily through two tier distribution channels.  On occasion, we do sell products directly to value-added resellers or to customers, but sales through indirect channels currently account for more than 90% of our revenue.

As described elsewhere in this report, we recognize revenue from subscriptions to our products on a daily straight-line basis over the term of the subscription agreement, commencing on the first day of the subscription term. We recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract and are fully expensed in the period the subscription term begins. Operating expenses have continued to increase as compared with prior periods due to expanded selling and marketing efforts, continued product research and development and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in subsequent periods.

In October 2007, we completed our acquisition of SurfControl. As a result of expenses related to the combination and certain accounting adjustments, we are incurring operating losses under U.S. generally accepted accounting principles (“GAAP”). Similar to Websense, SurfControl sold products primarily under subscriptions whereby revenues were initially recorded as deferred revenue and recognized ratably over the term of the agreement. Under GAAP purchase accounting, we wrote off $97.4 million of SurfControl’s deferred revenue, leaving a balance of $19.7 million as the fair value of the obligation. This adjustment reflects the fair value of the post-contract technical support services that will be recognized daily in accordance with our revenue recognition policy. We did not expect to generate significant revenue from the installed SurfControl customer base until existing SurfControl subscriptions were renewed and we expected revenue from the SurfControl revenue base to increase over time as subscriptions were renewed. In connection with the acquisition, we have incurred restructuring costs primarily in connection with reducing SurfControl headcount and eliminating redundant facilities.  We also started to incur the expenses of managing the SurfControl operations as well as recording the amortization of the acquired intangibles.  As a result, we expect to continue to operate at a loss under GAAP until we generate sufficient revenue from the renewal of subscriptions of the installed SurfControl customer base.  Given the average remaining term of the SurfControl subscriptions, we do not expect to operate at a profit under GAAP in fiscal year 2008.  Our ability to retain SurfControl customers and maintain our overall pricing levels for our products will impact our results of operations and the timing of our return to profitability.

In connection with the acquisition of SurfControl, we approved plans to restructure the operations of the acquired company by terminating 320 of SurfControl’s employees and exiting certain SurfControl facilities. As of September 30, 2008, all of the 320 employees that we identified as being subject to the involuntary termination have been terminated and all the severance costs have been paid. These workforce reductions were across all functions and geographies and affected employees were provided cash severance packages. Additionally, we have consolidated facilities and have exited, or will be exiting, leases in certain locations as well as reducing the square footage required to operate some locations. Our facility exit plans were finalized in September 2008. We have accrued the estimated costs associated with the employee severance and facility exit obligations as liabilities assumed in the acquisition of SurfControl and, accordingly, included the costs as part of the purchase price of SurfControl. Changes to the estimates of the facility exit costs after September 2008 will be recorded either as a reduction to goodwill or as an expense to the results of operations, as appropriate.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. When a purchase decision is made for our products, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. Other services such as upgrades/enhancements and standard post-contract technical support services are sold together with our product subscription and provided throughout the subscription term.  We recognize revenue on a daily straight-line basis commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided the fee is fixed or determinable, persuasive evidence of an arrangement exists and collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver access codes to users and then promptly invoice customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. For our U.S. dollar functional currency entities, when we enter into a subscription agreement that is denominated and paid in a currency other than U.S. dollars, we record the subscription billing and deferred revenue in U.S. dollars based upon the currency exchange rate in effect on the last day of the previous month before the subscription agreement is signed.

We record distributor marketing payments and channel rebates as an offset to revenue. We recognize distributor marketing payments as an offset to revenue as the marketing service is provided. We recognize channel rebates as an offset to revenue on a straight-line basis over the term of the subscription agreement.

Acquisitions, Goodwill and Other Intangible Assets. We account for acquired businesses using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values.  Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill.  The fair value of intangible assets, including acquired technology and customer relationships, is based on significant judgments made by management and accordingly we obtain the assistance from third party valuation specialists.  The valuations and useful life assumptions are based on information available near the acquisition date and are based on expectations and assumptions that are considered reasonable by management.  The judgments made in determining estimated fair values assigned to assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

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

Results of Operations

Three months ended September 30, 2008 compared with the three months ended September 30, 2007

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	September 30, 2008	September 30, 2007
	(Unaudited)

Revenue	100%	100%

Cost of revenues:
Cost of revenues	12	9
Amortization of acquired technology	4	1
Total cost of revenues	16	10

Gross margin	84	90

Operating expenses:
Selling and marketing	56	50
Research and development	17	17
General and administrative	14	13
Total operating expenses	87	80

(Loss) income from operations	(3)	10

Interest expense	(4)	—
Other income, net	—	8

(Loss) income before income taxes	(7)	18

(Benefit) provision for income taxes	(2)	5

Net (loss) income	(5)%	13%

Revenue

Revenue increased to $76.7 million in the third quarter of 2008 from $50.4 million in the third quarter of 2007. The increase was a result primarily of additional customer seats in new, renewed and upgraded subscriptions (including $18.7 million from new or renewed SurfControl seat subscriptions and $1.9 million of revenue recognized from the deferred revenue acquired from SurfControl in October 2007). The number of seats under subscription increased by 62% from September 30, 2007 to September 30, 2008 primarily due to the SurfControl acquisition. Revenue from DLP products initally acquired from PortAuthority contributed $1.2 million for the third quarter of 2008 compared to $0.6 million for the third quarter of 2007. For the remainder of 2008, we expect our revenue to increase over 2007 due to the addition of our acquired SurfControl business, our deferred revenue under existing subscriptions, our renewal business and planned growth in sales, partially offset by increased channel marketing payments and channel rebates, which are recorded as reductions to revenue.

Cost of Revenues

Cost of revenues. Cost of revenues consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our hosted security services. Cost of revenues increased to $9.2 million in the third quarter of 2008 from $4.5 million in the third quarter of 2007. The $4.7 million increase primarily consisted of $1.3 million related to increased personnel costs in our technical support and database groups, including the increased headcount attributable to the acquisition of SurfControl, $0.8 million related to the addition of hosted services through the acquisition of SurfControl and $1.4 million related to increased allocated costs. Our headcount in cost of revenue departments increased from 164 employees at September 30, 2007 to 239 employees at September 30, 2008. We allocate the costs for human resources, employee benefits, payroll taxes, information technology, facilities and fixed asset depreciation to each of our functional areas based on headcount data. As a percentage of revenue, cost of revenues increased to 12% from 9% during the third quarter of 2008 compared to 2007.  We expect cost of revenue to remain higher in absolute dollars for the remainder of 2008 as compared to 2007 in order to support the growth and maintenance of our databases and due to costs associated with providing our hosted security services as well as the technical support needs of our customers.

Amortization of acquired technology. Amortization of acquired technology primarily relates to the developed technology acquired from the PortAuthority acquisition in January 2007 and SurfControl acquisition in October 2007. The increase of $2.5 million in amortization of acquired technology from the third quarter of 2007 to the third quarter of 2008 was primarily due to the acquisition of SurfControl in October 2007. The acquired technology is being amortized over a weighted average period of 2.7 years. We expect to incur $3.1 million in amortization expense of acquired technology during the remainder of 2008.

Gross Margin

Gross margin increased to $64.4 million in the third quarter of 2008 from $45.3 million in the third quarter of 2007. As a percentage of revenue, gross margin decreased to 84% in the third quarter of 2008 from 90% in the third quarter of 2007 due to the increased costs described in the preceding Cost of Revenues section. We expect that gross margin as a percentage of revenue will remain in excess of 80% of revenue for the remainder of 2008.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships as well as allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates.  Selling and marketing expenses increased to $43.0 million, or 56% of revenue, in the third quarter of 2008, from $25.2 million, or 50% of revenue, in the third quarter of 2007. Approximately $9.3 million of the increase was due to the amortization of acquired intangibles (customer relationships) which resulted from the acquisition of SurfControl in October 2007. The acquired customer relationships intangible assets are being amortized over a weighted average period of approximately 5.8 years. In addition to the amortization of acquired intangible assets, the increase in selling and marketing expenses was primarily due to increased personnel costs of $6.2 million and related travel of $0.6 million, including new personnel added from the SurfControl acquisition in October 2007 and $1.6 million of increased allocated costs. Our headcount in sales and marketing increased from 400 employees at September 30, 2007 to 531 employees at September 30, 2008. We expect overall selling and marketing expenses to decrease in absolute dollars for the remainder of 2008 as compared to 2007 primarily due to a reduction of $3.7 million in the amount of amortization of acquired intangibles from the SurfControl acquisition due to the accelerated nature of the amortization, offset by having additional sales and marketing personnel to support our expanding selling and marketing efforts worldwide and increased sales resulting in higher overall sales commission expenses. We expect amortization of acquired intangibles of $9.4 million for the remainder of 2008 as a result of the amortization of acquired intangibles from the SurfControl and PortAuthority acquisitions.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $13.1 million, or 17% of revenue, in the third quarter of 2008 from $8.3 million, or 17% of revenue, in the third quarter of 2007. The increase of $4.8 million in research and development expenses was primarily due to $3.2 million of increased personnel cost, including adding new full time employees due to the SurfControl acquisition in October 2007, and increased hiring to support our release of our Web content gateway, data loss prevention endpoint module and enhancements to our other products as well as to support our expanding list of technology partners and $1.4 million of increased allocated costs. Our headcount increased in research and development from 211 employees at September 30, 2007 to 353 employees at September 30, 2008. We expect future research and development expenses to increase in absolute dollars for the remainder of 2008 as compared to 2007 due to having an expanded base of product offerings and the personnel and facilities required to develop and maintain the expanded product offerings.  We are managing the increase in our absolute research and development expenses by operating research and development facilities in multiple international locations, including a facility in Beijing, China that we are in the process of expanding, that have lower costs than our operations in the United States. As a result of the PortAuthority and SurfControl acquisitions, we now have research and development facilities in Ra’anana, Israel; Sydney, Australia; Los Gatos, California and Reading, England, that have contributed to our increased research and development expenses.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and administrative personnel, third party professional service fees and allocated costs. General and administrative expenses increased to $10.8 million, or 14% of revenue, in the third quarter of 2008 from $6.8 million, or 13% of revenue, in the third quarter of 2007. The $4.0 million increase in general and administrative expense was primarily due to $1.4 million of increased personnel costs needed to support our growing operations, including the acquisition of SurfControl in October 2007 and $0.8 million of increased allocated costs.  Our headcount increased in general and administrative departments from 75 employees at September 30, 2007 to 115 employees at September 30, 2008.  We expect general and administrative expenses to decrease in absolute dollars for the remainder of 2008 as compared to 2007 due to the reduction of the legacy SurfControl personnel in the general and administrative areas.

Interest Expense

Interest expense increased to $3.0 million in the third quarter of 2008 from zero in the third quarter of 2007. Interest expense represents the interest incurred on our senior secured term loan that we utilized to pay for a portion of the SurfControl purchase price in October 2007.  Also included in the interest expense is $513,000 of amortization of deferred financing fees that were capitalized as part of the senior secured credit facility.  The amount of interest expense will fluctuate due to changes in the outstanding principal balance and due to changes in LIBOR and changes in our applicable spread to LIBOR based upon improvements in our leverage ratio in accordance with our senior secured credit facility agreement. Interest expense should decline in the fourth quarter of 2008 as compared to the fourth quarter of 2007 due to the lower outstanding principal amount and the expected lower marginal interest rate on the non-fixed rate component of our senior secured credit facility due to the reduction in our spread over LIBOR. Fluctuations in LIBOR could impact our marginal interest rate.

Other (Expense) Income, Net

Other (expense) income, net decreased to a net expense of $0.1 million in the third quarter of 2008 from net other income of $3.9 million in the third quarter of 2007. The decrease was due primarily to reduced interest income of approximately $2.3 million in the third quarter of 2008 compared to the third quarter of 2007 as a result of our use of approximately $245 million in cash, cash equivalents and marketable securities to fund the acquisition of SurfControl in October 2007, and foreign exchange re-measurement losses of approximately $1.8 million due to unfavorable movements in the foreign exchange rates during the third quarter of 2008 compared to the third quarter of 2007.  Due to the reduced cash, cash equivalents and marketable securities as a result of the acquisition of SurfControl as well as the prepayments on our senior secured term loan and stock repurchases, we expect other income, net to decrease in absolute dollars during the remainder of 2008 as compared to 2007.

Provision for Income Taxes

We recognized an income tax benefit of $2.1 million and an income tax expense of $2.5 million for the three months ended September 30, 2008 and 2007, respectively. Our effective tax rates were a tax benefit of 37.0% and a tax provision of 27.7% for the three months ended September 30, 2008 and September 30, 2007, respectively. Our effective tax rate increased from the third quarter of 2007 to the third quarter of 2008 primarily due to our results of operations in foreign jurisdictions, including the allocation of profit among jurisdictions with varying tax rates and an increase in foreign withholding taxes, as well as the impact that non-deductible items, primarily share-based compensation, had on the amount of tax benefit recorded on our losses from operations. In addition, our effective tax rate in the third quarter of 2007 was impacted by the unrealized loss on a foreign currency option contract purchased in connection with the SurfControl acquisition and certain tax exempt interest income that did not recur in 2008.

Our effective tax rate may change in future periods due to the composition of taxable income between domestic and international operations along with the potential changes or interpretations in tax rules and legislation, or corresponding accounting rules.

In accordance with the provisions of SFAS 109, we assess, on a quarterly basis, the realizability of our deferred income tax assets. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items during the third quarter of 2008, it is more likely than not that we will be able to fully utilize our deferred tax assets.

Nine months ended September 30, 2008 compared with the nine months ended September 30, 2007

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(Unaudited)

Revenue	100%	100%

Cost of revenues:
Cost of revenues	12	9
Amortization of acquired technology	4	1
Total cost of revenues	16	10

Gross margin	84	90

Operating expenses:
Selling and marketing	60	50
Research and development	19	18
General and administrative	16	14
Total operating expenses	95	82

(Loss) income from operations	(11)	8

Interest expense	(5)	—
Other income, net	—	5

(Loss) income before income taxes	(16)	13

(Benefit) provision for income taxes	(8)	5

Net (loss) income	(8)%	8%

Revenue

Revenue increased to $216.6 million in the first nine months of 2008 from $150.6 million in the first nine months of 2007. The increase was a result primarily of additional customer seats in new, renewed and upgraded subscriptions (including $44.6 million from new or renewed SurfControl seat subscriptions and $8.9 million of revenue recognized from the deferred revenue acquired from SurfControl in October 2007). The number of seats under subscription increased by 62% from September 30, 2007 to September 30, 2008 primarily due to the SurfControl acquisition. Revenue from DLP products initially acquired from PortAuthority contributed $3.2 million for the first nine months of 2008 compared to $1.2 million for the first nine months of 2007.

Cost of Revenues

Cost of revenues. Cost of revenues increased to $26.6 million in the first nine months of 2008 from $13.3 million in the first nine months of 2007. The $13.3 million increase primarily consisted of $4.3 million related to increased personnel costs in our technical support and database groups, including the increased headcount attributable to the acquisition of SurfControl, and the addition of DLP products, $2.7 million related to the addition of hosted services through the acquisition of SurfControl and $3.1 million related to increased allocated costs. Our headcount in cost of revenue departments increased from 164 employees at September 30, 2007 to 239 employees at September 30, 2008.

Amortization of acquired technology. Amortization of acquired technology primarily relates to the developed technology acquired from the PortAuthority acquisition in January 2007 and SurfControl acquisition in October 2007. The increase of $7.4 million in amortization of acquired technology from the first nine months of 2007 to the first nine months of 2008 was primarily due to the acquisition of SurfControl in October 2007.

Gross Margin

Gross margin increased to $180.7 million in the first nine months of 2008 from $135.4 million in the first nine months of 2007. As a percentage of revenue, gross margin decreased to 84% in the first nine months of 2008 from 90% in the first nine months of 2007 due to the increased costs described in the preceding Cost of Revenues section.

Operating Expenses

Selling and marketing. Selling and marketing expenses increased to $130.1 million, or 60% of revenue, in the first nine months of 2008, from $75.3 million, or 50% of revenue, in the first nine months of 2007. Approximately $27.9 million of the increase was due to the amortization of acquired intangibles (customer relationships) which resulted from the acquisition of SurfControl in October 2007. In addition to the amortization of acquired intangible assets, the increase in selling and marketing expenses was primarily due to increased personnel costs of $18.9 million and related travel of $2.2 million, including new personnel added from the SurfControl acquisition in October 2007 and $5.4 million of increased allocated costs. Our headcount in sales and marketing increased from 400 employees at September 30, 2007 to 531 employees at September 30, 2008.

Research and development. Research and development expenses increased to $39.8 million, or 19% of revenue, in the first nine months of 2008 from $27.1 million, or 18% of revenue, in the first nine months of 2007. The increase of $12.7 million in research and development expenses was primarily due to $7.4 million of increased personnel costs, including adding new full time employees due to the SurfControl acquisition in October 2007, and increased hiring for our release of our Web content gateway, data loss prevention endpoint module and developing enhancements to our other products, as well as to support our expanding list of technology partners and $4.6 million of increased allocated costs. Included in research and development for the first nine months of September 30, 2007 was $1.3 million of in-process research and development related to our PortAuthority acquisition in January 2007. Our headcount increased in research and development from 211 employees at September 30, 2007 to 353 employees at September 30, 2008.

General and administrative. General and administrative expenses increased to $35.4 million, or 16% of revenue, in the first nine months of 2008 from $20.6 million, or 14% of revenue, in the first nine months of 2007. The $14.8 million increase in general and administrative expense was primarily due to $5.6 million of increased personnel costs needed to support our growing operations, including the acquisition of SurfControl in October 2007 and $1.8 million of increased allocated costs.  Our headcount increased in general and administrative departments from 75 employees at September 30, 2007 to 115 employees at September 30, 2008.

Interest Expense

Interest expense increased to $10.4 in the first nine months of 2008 compared to zero in the first nine months of 2007. Interest expense represents the interest incurred on our senior secured term loan that we utilized to pay for a portion of the SurfControl acquisition in October 2007.  Also included in the interest expense is $1.9 million of amortization of deferred financing fees that were capitalized as part of the senior secured credit facility.

Other Income, Net

Other income, net decreased to $0.9 million in the first nine months of 2008 from $7.8 million in the first nine months of 2007. The decrease was due primarily to reduced interest income of approximately $6.4 million in the first nine months of 2008 compared to the first nine months of 2007 as a result of our use of approximately $245 million in cash, cash equivalents and marketable securities to fund the acquisition of SurfControl in October 2007.

Provision for Income Taxes

We recognized an income tax benefit of $16.2 million and an income tax expense of $8.0 million for the nine months ended September 30, 2008 and 2007, respectively. Our effective tax rates were a tax benefit of 47.4% and a tax provision of 39.1% for the nine months ended September 30, 2008 and September 30, 2007, respectively. The significant changes in our effective tax rate reflect the favorable impact of a ruling regarding unrecognized state income taxes and the release of a valuation allowance plus the unfavorable impact of less tax exempt interest income and a higher effective state income tax rate.

In accordance with the provisions of SFAS 109, we assess, on a quarterly basis, the realizability of our deferred income tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. During fiscal year 2007, a $4.7 million valuation allowance was recorded against the deferred tax assets of SurfControl at acquisition and an additional $4.3 million was recorded related to the increase of deferred tax assets arising from the operations of SurfControl reflected in our fiscal year 2007 consolidated statement of operations. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items during the first nine months of 2008, it is more likely than not that we will be able to fully utilize our deferred tax assets. Accordingly, we released the valuation allowance and recorded a credit to goodwill of $4.7 million and a credit to income tax provision of approximately $4.3 million.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $63.4 million and retained earnings of $49.9 million.  During the first nine months of 2008, we used our cash, cash equivalents and marketable securities primarily to pay down $50.0 million on our senior secured term loan as optional prepayments and approximately $15.0 million for stock repurchases.

Net cash provided by operating activities was $43.3 million in the first nine months of 2008 compared with $37.6 million in the first nine months of 2007. The increase in cash provided by operating activities was primarily due to the net increase in the change in operating assets and liabilities offset by the net loss with higher non-cash items recorded in the first nine months of 2008 compared to the first nine months of 2007. The first nine months of 2008 cash flows from operations were negatively impacted by cash payments of $11.3 million for restructuring related items as well as payment of $2.9 million for a class-action litigation that was settled in the first quarter of 2008. Our operating cash flow is significantly influenced by new and renewed subscriptions, accounts receivable collections and changes in deferred revenue.  A future decrease in subscription renewals or accounts receivable collections, or a lower deferred revenue balance, would negatively impact our operating cash flow.

Net cash provided by investing activities was $13.2 million in the first nine months of 2008 compared with $118.4 million in the first nine months of 2007. The $105.2 million decrease of net cash provided by investing activities was primarily due to a $185.6 million net decrease in maturities over purchases of marketable securities during the first nine months of 2008 compared to the first nine months of 2007 offset by the $82.0 million used in January 2007 to purchase PortAuthority.

Net cash used in financing activities was $58.9 million in the first nine months of 2008 compared with $2.2 million provided by financing activities in the first nine months of 2007. The $61.1 million increase of net cash used in financing activities was primarily due to optional principal prepayments of $50.0 million on our senior secured term loan and stock repurchases of $15.0 million in the first nine months of 2008 compared to none in the first nine months of 2007, partially offset by the repayment of $4.2 million of the PortAuthority loan in the first nine months of 2007.

In connection with the acquisition of SurfControl in October 2007, we entered into an amended and restated senior credit agreement (the “Senior Credit Agreement”).  The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. Through September 30, 2008, we have made optional prepayments totaling $70 million on our senior secured term loan, including prepayments of $15 million in the quarter ended September 30, 2008, reducing the outstanding balance to $140 million. In October 2008, we made an additional optional prepayment of $5 million. The senior secured credit facility is secured by substantially all of our assets, including pledges of stock of some of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. The senior secured term loan initially amortized at a minimum rate of 2.5%, 10%, 12.5%, and 15%, respectively, during the first four years of the term and 60% during the fifth year. In conjunction with our optional $20 million prepayment on December 31, 2007, we amended our Senior Credit Agreement to eliminate any additional mandatory payments until September 30, 2009.  The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon our total leverage ratio, as defined in the Senior Credit Agreement. Prior to the third quarter 2008, the annual interest rate was LIBOR plus 250 basis points (5.28% as of June 30, 2008), and was subject to a potential step down in the spread over LIBOR based upon potential future improvements in our total leverage ratio. The unused portion of the revolving credit facility required a 50 basis points fee per annum, also subject to a step down based upon potential future improvements in our total leverage ratio. Based on the total leverage ratio as of June 30, 2008, the spread on both the senior secured term loan and revolving credit facility was reset for the third quarter of 2008 to LIBOR plus 225 basis points (6.01% as of September 30, 2008) per annum for the senior secured term loan and reduced by 25 basis points per annum for the unused portion of the revolving credit facility. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Among the negative covenants are restrictions on our ability to borrow money, including restrictions on (a) the incurrence of more than $15 million of new debt, including capital leases (subject to certain exceptions), (b) the incurrence of more than $7.5 million in letters of credit, (c) the incurrence of more than $50 to $75 million of new debt, depending on our leverage ratio, to finance future acquisitions or (d) the assumption of more than $15 million of new debt in connection with acquistions.

The Senior Credit Agreement provides that we must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years. On October 11, 2007 in conjunction with the funding of the senior secured term loan, we entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The initial notional amount of the swap agreement was $105 million on October 11, 2007 and it amortizes each quarter down to $11 million on September 30, 2010. In addition, on October 11, 2007 we entered into an interest rate cap agreement to limit the maximum interest rate on a portion of our senior secured term loan to 6.5% per annum. The amount of principal protected by this agreement increases from $5 million at December 31, 2007 to $74.3 million on September 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

As of September 30, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and commitments.  The following table summarizes our contractual payment obligations and commitments as of September 30, 2008 (in thousands):

	Payment Obligation by Year
	2008	2009	2010	2011	2012	Thereafter	Total
Senior secured term loan	$—	$4,605	$19,342	$23,211	$92,842	$—	$140,000
Estimated interest and fees on senior secured term loan	2,383	9,250	8,036	6,621	3,624	—	29,914
Operating leases	1,608	5,170	4,768	4,159	3,972	4,996	24,673
Facility exit obligations	485	3,509	839	331	—	—	5,164
Software licenses	146	585	97	—	—	—	828
Total	$4,622	$23,119	$33,082	$34,322	$100,438	$4,996	$200,579

Obligations under our Senior Credit Agreement represent the future minimum principal debt payments due under the senior secured term loan.  Estimated interest and fees represent interest and fees expected to be incurred on the senior secured term loan based on known rates as of September 30, 2008 (see Note 6 to the financial statements).

We lease our facilities under operating lease agreements that expire at various dates through 2015.  Approximately one-half of our operating lease commitments are related to our corporate headquarters lease, which extends through December 2013.  Our corporate headquarters lease includes escalating rent payments from 2008 to 2013.

Facility exit obligations represent estimated future lease and operating costs from facilities acquired from SurfControl that are being exited.  These costs will be paid over the respective lease terms through 2011.  These amounts are included in our consolidated balance sheet.

Software license obligations represent purchase commitments for software licenses made in the ordinary course of business.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at September 30, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $8.4 million of unrecognized tax benefits have been excluded from the contractual payment obligations table above.

In 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock.  In 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. Repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of up to $5 million in stock in open market transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended at any time, or from time to time, without prior notice. During the nine months ended September 30, 2008, we repurchased 790,292 shares of our common stock for an aggregate of approximately $15.0 million at an average price of $18.96 per share. As of September 30, 2008, we have repurchased a total of 8,960,352 shares of our common stock under this program, for an aggregate of $185.4 million at an average price of $20.69 per share. Under the terms of the Senior Credit Agreement, we are restricted from repurchasing our common stock for an aggregate purchase price that exceeds the sum of $25 million plus 50% of the aggregate amount of our consolidated net income, as defined in our Senior Credit Agreement, during the period from the effective date of the facility through the most recent quarter end for which we have filed quarterly financial statements. As of September 30, 2008, we can repurchase up to $34.6 million of our common stock under our Senior Credit Agreement. We intend to repurchase shares during the remainder of 2008.

We believe that our cash and cash equivalents balances, revolving credit balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures, debt repayment obligations and stock repurchases, if any, for at least the next 12 months. During the first nine months of 2008, we made voluntary prepayments on our senior secured term loan of $50 million and repurchased approximately $15 million of our common stock. In October 2008 we made an additional optional prepayment of $5 million on our senior secured term loan. Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements. We may elect to raise funds for these purposes or to reduce our cost of capital through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating and capital requirements in interest-bearing, investment-grade securities.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposures are related to our cash and cash equivalents and senior secured term loan. We currently invest our excess cash in highly liquid short-term investments such as money market funds. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and the interest expense incurred on our senior secured term loan and therefore impact our cash flows and results of operations.

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

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. Based on our outstanding senior secured term loan balance at September 30, 2008 and taking into consideration our interest rate swap and cap, our interest expense would increase by approximately $576,000 during the next 12 months if there were a 100 basis point adverse move in the interest rate yield curve.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at September 30, 2008. Changes in interest rates over time will, however, affect our interest income.

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

Notional and fair values of our Euro and Israeli Shekel hedging positions at September 30, 2008 and 2007 are presented in the table below (in thousands):

	September 30, 2008			September 30, 2007
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency		Notional Value USD	Fair Value USD
Euro	€2,500	$3,735	$3,948	€—		$—	$—
Israeli Shekel	ILS 2,150	617	623	ILS	—	—	—
Total		$4,352	$4,571			$—	$—

The approximate $3.7 million notional increase in our Euro hedged position at September 30, 2008 compared to September 30, 2007 is primarily due to the increase in Euro billings in 2008 compared to 2007. As of September 30, 2007, no Euro contracts were outstanding. For the nine months ended September 30, 2008, less than 15% of our total billings were denominated in the Euro. We do not expect Euro billings to represent more than 15% of our total billings during 2008.

We started to hedge the Israeli Shekel during the third quarter of 2008 primarily due to the increase in Israeli Shekel operating expenditures in 2008. There were no Israeli Shekel contracts outstanding prior to the quarter ended September 30, 2008.

Given our foreign exchange position at September 30, 2008, a 10% change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses.  In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges.  We do not expect material exchange rate gains and losses from un-hedged foreign currency exposures.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that the information required to be disclosed in the reports we file under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective as of the end of the period covered by this Quarterly Report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, during the period covered by this Quarterly Report.

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

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008.

Recent volatility in the world capital markets and the financial services industry may adversely impact our business, results of operations, financial condition or liquidity.*

Recently, the world capital markets and the financial services industry have been experiencing a period of unprecedented volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from governments and regulatory agencies worldwide. The recent economic crisis could cause our customers to choose shorter contract durations or to not renew their contract at all, reducing our cash flow, and also could negatively affect our ability to maintain or expand the number of seats and/or product offerings to large customers upon renewal due to adverse developments within the customer’s organization.  In addition, recent events in the global financial markets may make it difficult for us to access the credit markets or to obtain financing or refinancing, if needed, on satisfactory terms or at all.

We have experienced declining growth rates, particularly for Web filtering sales to large enterprises in North America and Western Europe, and therefore need to increase our sales to small and medium sized business customers.

Our growth plans for new sales in North America and Western Europe are largely dependent on our ability to increase sales in the small and medium sized business (“SMB”) segment and maintain our subscription base in the large enterprise market through subscription renewals.  We sell a product specifically targeted at the SMB segment, Websense Express, though we cannot assure that this product will ultimately increase sales to the SMB segment.  We also need to increase sales through our two-tier distribution channel in North America and our two-tier distribution arrangements in Western Europe that target SMB customers. In addition, we sell Websense Hosted Security to SMB customers.  This is a new service offering for Websense in a relatively new market segment. Numerous competitors target the SMB segment for Web filtering and security sales, many of whom are different competitors from our primary competitors in the large enterprise market segment. If Websense Express and the Websense Hosted Security do not meet our customers’ expectations in the SMB segment or if we fail to compete effectively for volume business through our two-tier distribution model, our financial results and growth will be negatively affected.

Our revenue is derived almost entirely from sales through indirect channels and we depend upon these channels to create demand for our products.*

Our revenue has been derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Although we rely upon these indirect channels of distribution, we also depend upon our internal sales force to generate sales leads and sell products through the reseller network. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 22% of our revenue during the nine months ended September 30, 2008.  Should Ingram Micro experience financial difficulties or otherwise delay or prevent our collection of accounts receivable from them, our revenue and cash flow would be significantly adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenue and cash flow could be significantly adversely affected.  Our indirect sales model involves a number of additional risks, including:

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

Our ability to meaningfully increase the amount of our products sold through our sales channels also depends on our ability to adequately and efficiently support these channel partners with, among other things, appropriate financial incentives to encourage pre-sales investment and sales tools, such as sales training, technical training and product collateral needed to support their customers and prospects. The diversity and sophistication of our product offerings have required us to focus on additional sales and technical training, and we are making increased investments in this area. Additionally, we are continually evaluating the changes to our internal ordering and partner management systems in order to effectively execute our two-tier distribution strategy. Any failure to properly and efficiently support our sales channels will result in lost sales opportunities.

We face increasing competition from much larger software and hardware companies, which places pressure on our pricing and which could prevent us from increasing revenue or returning to profitability. In addition, as we increase our emphasis on our security-oriented products, we face competition from better-established security companies that have significantly greater resources.*

The market for our products is intensely competitive and is likely to become even more so in the future.  Our current principal Web filtering competitors frequently offer their products at a significantly lower price than our products, which has resulted in pricing pressures on sales of our product and potentially could result in the commoditization of products in our space. We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle Web filtering or other competitive products with their products. Increased competition may cause price reductions or a loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are unable to maintain the current pricing on sales of our products or increase our pricing in the future, our results of operations could be negatively impacted. Even if our products provide greater functionality and are more effective than certain other competitive products, potential customers might accept this limited functionality. In addition, our own indirect sales channels may decide to develop or sell competing products instead of our products. Pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our products to achieve or maintain widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our current principal competitors include:

•                  companies offering Web filtering and Web security solutions, such as Microsoft, Symantec/Vontu, McAfee, Cisco Systems, Juniper Networks, MessageLabs (acquisition pending by Symantec), Trend Micro, Google/Postini, BrightCloud, ScanSafe, Blue Coat Systems, Secure Computing (acquisition pending by McAfee), Aladdin, Finjan, FaceTime, Mi5 Networks, St. Bernard Software, 8e6 Technologies, Marshal, Clearswift, Sophos, Barracuda, Digital Arts and Computer Associates;

•                  companies integrating Web filtering into specialized security appliances, such as Blue Coat Systems, Cisco Systems, McAfee, WatchGuard, Secure Computing (acquisition pending by McAfee), Check Point Software, St. Bernard Software, Barracuda, Juniper Networks, Trend Micro, Mi5 Networks, SonicWALL, Sophos, Network Box and 8e6 Technologies;

•                  companies offering data loss prevention solutions, such as Symantec/Vontu, Verdasys, Vericept, EMC/Tablus, Secure Computing (acquisition pending by McAfee), IBM, Reconnex, Trend Micro/Provilla, Proofpoint, Palisade Systems, Orchestria, Raytheon, McAfee, Intrusion, Fidelis, GTB Technologies, Workshare, Check Point Software and Code Green Networks;

•                  companies offering messaging security, such as McAfee, Symantec/Brightmail, Google/Postini, Cisco/Ironport, Barracuda, Secure Computing (acquisition pending by McAfee), SonicWALL, Trend Micro, Axway/Tumbleweed, MessageLabs (acquisition pending by Symantec), MX Logic, Sophos, Microsoft, Proofpoint, Clearswift and Borderware;

•                  companies offering on-demand email and Web security services, such as Google/Postini, MessageLabs (acquisition pending by Symantec), McAfee, Symantec/Vontu, MX Logic, Email Systems/Webroot, St. Bernard Software, Purewire, BrightCloud, Zscaler, Trend Micro and Scansafe;

•                  companies offering desktop security solutions such as Check Point Software, Cisco Systems, McAfee, Microsoft, Symantec/Vontu, Computer Associates, Sophos, Webroot, Internet Security Systems (IBM) and Trend Micro; and

•                  companies offering web or network gateway based solutions such as Microsoft, Blue Coat Systems, Cisco Systems, Trend Micro, Check Point Software, McAfee and Juniper Networks.

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

As a result, we may be unable to gain sufficient traction as a provider of Web security solutions, and our competitors may be able to respond more quickly and effectively than we can to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, marketing, promotion and sale of their products than we can. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the functionality and market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, develop new products or enhance existing products and services more quickly. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, many of our competitors made recent acquisitions in some of our product areas, and, we expect competition to increase as a result of this industry consolidation. Through an acquisition, a competitor could bundle separate products to include functions that are currently provided primarily by our Web and data security solutions and sell the combined product at a lower cost than our stand-alone solutions. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

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

In October 2007, we borrowed $210 million under the senior credit agreement and $140 million remained outstanding as of September 30, 2008.  As a result, we are incurring interest expense for the amounts we borrowed under the senior secured term loan, and our income from our cash, cash equivalents and marketable securities has declined as we used a significant portion of our cash and marketable securities to fund a portion of the acquisition cost.  This debt and the limitations our senior secured credit facility impose on us could have important consequences, including:

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

Our future success depends on our ability to sell new, renewal and upgraded Web filtering and Web security subscriptions.*

Substantially all of our revenue for the third quarter ended September 30, 2008 was derived from new and renewal subscriptions to our Web filtering and Web security products, and we expect that a significant majority of our sales for the remainder of 2008 will continue to be derived from our Web filtering and Web security products. We expect sales of our DLP products, hosted security services and other products under development to comprise a relatively small portion of our overall sales in 2008. If our Web filtering and Web security products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired.  If we cannot sufficiently increase our customer base with the addition of new customers, particularly in the SMB segment, increase seats under subscriptions from existing customers or renew a sufficient number of SurfControl’s Web filtering customers or migrate them to our Web filtering product, we will not be able to grow our business to meet expectations.

Subscriptions for our Web filtering and security products typically have durations of 12, 24 or 36 months. Our customers have no obligation to renew their subscriptions upon expiration, and if they renew, they may elect to renew for a shorter duration than the previous subscription period. As a result of macroeconomic conditions, our Websense and SurfControl customers may elect to renew subscriptions for shorter durations and may not add seats or product offerings due to contractions of work forces of their respective organizations. Our revenue also depends upon maintaining a high rate of sales of renewal subscriptions and in selling further subscriptions to existing customers in order to add additional seats or product offerings within their respective organizations. This may require increasingly costly sales efforts targeting senior management and other management personnel associated with our customers’ Internet and security infrastructure. We may not be able to maintain or continue to generate increasing revenue from existing customers.

Failure of our security products, including our DLP products and hosted security solutions, to achieve more widespread market acceptance will seriously harm our business.*

Our future financial performance depends on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our security offerings. We now sell the Websense Data Security Suite, our DLP offering for the data security market, Websense Hosted Web Security and Websense Hosted Email Security, our hosted security services, and Websense Email Security, our email filtering solution. During the third quarter of 2008, we released our next generation Web content gateway to address emerging Web 2.0 threats, Websense Web Security Gateway, and our new DLP endpoint module, Websense Data Security Suite, and we are continuing to develop and release products in accordance with our announced product roadmap. We may not be successful in achieving market acceptance of these or any new products that we develop.  Moreover, our recent increased emphasis on the development, marketing and sale of our security offerings and DLP products could distract us from sales of our core Web filtering and Web security offerings, negatively impacting our overall sales. Any failure or delay in diversifying our existing offerings, or diversification at the detriment to our core Web filtering and Web security offerings, could harm our business, results of operations and financial condition and our growth.

Our international operations involve risks that could increase our expenses, adversely affect our operating results and require increased time and attention of our management.*

We have significant operations outside of the United States, including research and development, sales and customer support. We have established or acquired engineering operations in Reading, England; Beijing, China; Sydney, Australia and Ra’anana, Israel.

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

•                  costs and delays associated with developing software in multiple languages; and

•                  foreign currency exchange risks.

All of our foreign subsidiaries’ operating expenses are incurred in foreign currencies so if the dollar weakens, our consolidated operating expenses would increase. Should the dollar strengthen, our products may become more expensive for our international customers and, as a result, our results of operations and net cash flows from international operations may be adversely affected, especially if the trend continues of international sales growing as a percentage of our total sales.

Sales to customers outside the United States have accounted for a significant portion of our revenue, which exposes us to risks inherent in international sales.

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented 49% of our total revenue generated during the quarter ended September 30, 2008 compared with 41% of our total revenue during the quarter ended September 30, 2007. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

We may spend significant time and money on research and development to design and develop our DLP products and our hosted security services and our content gateway products. If these products fail to achieve broad market acceptance in our target markets, we may be unable to generate significant revenue from our research and development efforts. As a result, our business, results of operations and financial condition would be adversely impacted.

Acquired companies or technologies can be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.*

In October 2007 we acquired SurfControl plc (“SurfControl”) and, as a result of the acquisition, Websense became an unprofitable operating business under GAAP after more than five years as a profitable operating business under GAAP.  Given our subscription model, we expect to continue to operate at a loss under GAAP until we generate sufficient revenue from the subsequent renewal of subscriptions from the installed SurfControl customer base to offset the expenses we began to incur as of the close of the SurfControl acquisition to operate the SurfControl business.  Although we expect to continue to compete effectively for subscription renewals from the SurfControl customers, we face substantial competition and we may not retain as high a percentage of the SurfControl customer base as we expect.

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

We may acquire additional companies, services and technologies in the future as part of our efforts to expand and diversify our business. Although we review the records of companies or businesses we are interested in acquiring, even an in-depth review may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies. Integration of acquired companies may disrupt or slow the momentum of the activities of our business. As a result, if we fail to properly evaluate, execute and integrate future acquisitions, our business and prospects may be seriously harmed.

Our products may fail to keep pace with the rapid growth and technological change of the Internet in accordance with our customers’ expectations.

The ongoing evolution of the Internet and computing environments will require us to continually improve the functionality, features and reliability of our databases. Because our products primarily manage access to URLs and executable files included in our databases, if our databases do not contain a meaningful portion of relevant content, the effectiveness of our Web filtering products will be significantly diminished. Any failure of our databases to keep pace with the rapid growth and technological change of the Internet, such as the increasing amount of multimedia content on the Internet that is not easily classified, will impair the market acceptance of our products, unless our Web content gateway product with dynamic Web categorization capabilities can achieve market acceptance.

We rely upon a combination of automated filtering technology and human review to categorize URLs and executable files in our proprietary databases. Our customers may not agree with our determinations that particular URLs and executable files should be included or not included in specific categories of our databases. In addition, it is possible that our filtering processes may place objectionable or security risk material in categories that are generally unrestricted by our users’ Internet and computer access policies, which could result in such material not being blocked from the network. Any errors in categorization could result in customer dissatisfaction and harm our reputation. Any failure to effectively categorize and filter URLs and executable files according to our customers’ expectations could impair the growth of our business. Our databases and database technologies may not be able to keep pace with the growth in the number of URLs and executable files, especially the growing amount of content utilizing foreign languages and the increasing sophistication of malicious code and the delivery mechanisms associated with spyware, phishing and other hazards associated with the Internet. The success of our dynamic Web categorization capabilities may be critical to our customers’ long term acceptance of our products.

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

We currently have eleven issued patents in the United States and fifteen patents issued internationally, and we may be unable to obtain further patent protection in the future. We have other pending patent applications in the United States and in other countries. We cannot ensure that:

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

If we cannot effectively manage our internal growth, our business revenues, results of operations and prospects may suffer.*

If we fail to manage our internal growth in a manner that minimizes strains on our resources, we could experience disruptions in our operations that could negatively affect our revenue, billings and results of operations.  We are pursuing a strategy of organic growth through implementation of two-tier distribution, international expansion, introduction of new products and expansion of our product sales to the small and medium sized businesses. We have also opened or acquired engineering centers in China, Israel, the United Kingdom and Australia.  Each of these initiatives requires an investment of our financial and employee resources and involves risks that may result in a lower return on our investments than we expect. These initiatives also may limit the opportunities we pursue or investments we would otherwise make, which may in turn impact our prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c)  Issuer Purchases of Equity Securities

Month	Number of Shares Purchased During Month	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Be Purchased Under the Plan
July 2008	129,990	$17.34	8,837,954	3,162,046
August 2008	38,500	$22.35	8,876,454	3,123,546
September 2008	83,898	$22.41	8,960,352	3,039,648
Total	252,388	$19.79	8,960,352	3,039,648

1.	The purchases were made in open-market transactions.
2.

On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. On July 25, 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of up to $5 million in stock in open market transactions. The remaining shares authorized for repurchase under our stock repurchase program as of September 30, 2008 was 3,039,648 shares.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Amended and Restated Bylaws.
4.1(3)	Specimen Stock Certificate of Websense, Inc.
10.1(4)	Officer Change in Control Severance Benefit Plan.
10.2(4)	Form of Severance Plan Participation Agreement for Tier One Officers.
10.3(4)	Form of Severance Plan Participation Agreement for Tier Two Officers.
10.4(4)	Form of Severance Plan Participation Agreement for Tier Three Officers.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)             Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 3, 2000.

(2)             Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on October 28, 2008.

(3)             Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.

(4)             Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on July 23, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: November 7, 2008	By:	/s/ GENE HODGES
Gene Hodges
Chief Executive Officer

Date: November 7, 2008	By:	/s/ DUDLEY MENDENHALL
Dudley Mendenhall
Chief Financial Officer

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Amended and Restated Bylaws.
4.1(3)	Specimen Stock Certificate of Websense, Inc.
10.1(4)	Officer Change in Control Severance Benefit Plan.
10.2(4)	Form of Severance Plan Participation Agreement for Tier One Officers.
10.3(4)	Form of Severance Plan Participation Agreement for Tier Two Officers.
10.4(4)	Form of Severance Plan Participation Agreement for Tier Three Officers.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)             Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 3, 2000.

(2)             Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on October 28, 2008.

(3)             Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.

(4)             Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on July 23, 2008.