Form 10-K
period 2008-12-31
WEBSENSE INC
filed 2009-02-27
CIK 1098277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2008 was approximately $677 million (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq Global Select Market for that date). Shares of Common Stock held by each officer, director and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 15, 2009 was 44,863,550.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 16, 2009 are incorporated by reference into Part III. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2008.

Certain exhibits filed with the registrant’s prior registration statements, periodic reports on forms 8-K, forms 10-K and forms 10-Q are incorporated herein by reference into Part IV of this Report.

Websense, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2008

PART I

Forward-Looking Statements

This report on Form 10-K may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

•	anticipated trends in revenue;

•	plans, strategies and objectives of management for future operations;

•	growth opportunities in domestic and international markets;

•	new and enhanced channels of distribution;

•	customer acceptance and satisfaction with our products;

•	risks associated with fluctuations in currency exchange rates;

•	expected trends in operating and other expenses;

•	anticipated cash and intentions regarding usage of cash;

•	risks associated with integrating acquired businesses and launching new product offerings;

•	changes in effective tax rates; and

•	anticipated product enhancements or releases.

These forward-looking statements are subject to risks and uncertainties, including those risks and uncertainties described herein under Part I, Item 1A “Risk Factors,” that could cause actual results to differ materially from those anticipated as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

Item 1.	Business

Overview

We are a leading provider of Web filtering and security, data loss prevention (“DLP”), and email anti-spam and security solutions. Our products and services protect organizations’ employees and critical business data from external Web-based and email-based attacks, and from internal employee-generated threats such as employee errors and malfeasance. Our customers use our software products to provide a secure and productive computing environment for employees, business partners and customers. Our portfolio of Web filtering, Web security, DLP and email anti-spam and security software allows organizations to:

•

prevent access to undesirable and dangerous elements on the Web, such as Web sites that contain inappropriate content or sites that download viruses, spyware, keyloggers and an ever-increasing variety of malicious code, including Web 2.0 sites with user-generated content;

•	identify and remove malicious applications from incoming Web traffic;

•	prevent the unauthorized use and loss of sensitive data, such as customer or employee information;

•	filter “spam” out of incoming email traffic;

•	filter viruses and other malicious attachments from email and instant messages;

•	manage the use of non-Web Internet traffic, such as peer-to-peer communications and instant messaging;

•	protect from spam and malware embedded in Web-based user-generated content; and

•	control misuse of an organization’s valuable computing resources, including unauthorized downloading of high-bandwidth content.

Collectively, our software products secure an organization’s confidential data and increase the productivity of its employees so they can safely conduct business electronically with partners and over the Internet. Fundamental to our products are:

•	proactive discovery and categorization of Web and internal content through the ability to categorize new or unknown content in real-time; and

•	policy enforcement software that automates enforcement of pre-defined business policies regarding acceptable users and uses of various content categories.

Our databases of Web sites, Internet protocols and applications are continuously updated using a proprietary process of automatic content discovery, assessment and classification, and manual verification. Our systems scan more than 180 million Web sites and 100 million emails daily for new Web-based and email-based threats. Additionally, our experience with the characteristics, behavior and reputations of malicious Web sites and malicious applications allows us to dynamically classify uncategorized Web sites and threats as they emerge. Our Web and email policy enforcement software works in conjunction with these databases to allow organizations to filter out unwanted content and define usage policies, consistent with their unique requirements and corporate culture. Our DLP software relies on a similar process of content discovery, assessment and classification, applied to an organization’s internal information and combined with policy enforcement software to provide visibility and control over how sensitive information is used and where it can be sent.

Over the past 15 years, Websense has evolved from a reseller of computer security products to a leading provider of Web filtering and security, DLP and email anti-spam and security solutions. Our first Web filtering software product was released in 1996 and prevented access to inappropriate Web content. Since then, we focused on adapting our Web filtering and content classification capabilities to address changing Internet use patterns and the growing incidence of Web-based criminal activity.

We derive the majority of our revenue from our Web security and email security offerings and expect that a majority of our revenues will continue to come from these products for several years. The market for DLP solutions is still in the early phases of development, and therefore will only comprise a small percentage of our revenues in 2009 even though we anticipate sales growth in 2009.

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

Industry Background

As part of their overall business strategies, many organizations use the Internet to enable critical business applications that are accessed over their corporate networks. Many employees also use their organization’s computing resources for recreational “Web surfing,” peer-to-peer file sharing, downloading of high-bandwidth content, instant messaging and other personal matters. However, unmanaged use of corporate computing resources, including Internet access, can result in increased risk and cost to the organization, including increased security risks, the loss of critical business data, lost employee productivity, increased network bandwidth consumption, and potential legal liability. In recent years, the same activities that made employees efficient and productive—doing research over the Internet, sharing files and sending instant messages and emails to customers and co-workers—have also made IT infrastructures and valuable corporate data vulnerable to external threats such as malicious code, spyware, viruses, trojan horses and phishing and pharming exploits.

Additionally, as organizations create collaborative networks with their customers, suppliers, technology partners and other stakeholders, they increase the amount of confidential and sensitive data that travels across these networks. Securing this data from internal threats, such as inadequate business process controls, employee error and malfeasance, as well as undetected data-stealing malicious code, has become a top priority for information technology executives.

Given the necessity of corporate email and Internet access and the continuing worldwide adoption of the Web as a mass communication, entertainment, information and commerce medium, we believe there is a significant opportunity for Web security, messaging security and DLP solutions. Although the Web and email are the primary drivers of Internet traffic today, the rapid emergence of Internet-enabled applications creates the need for software that applies management and security policies to different data types, applications, and protocols, at multiple points in the information technology infrastructure and across multiple communication technologies. To effectively address the needs of connected organizations in today’s Internet-enabled business environment, software tools that implement policy-based security measures must be user, content and destination aware. In order to protect against external and internal threats, organizations must be able to manage who uses what information as well as where and how the information can be sent or shared.

Our Products and Services

Our products protect data and users from threats to information security and productivity loss and can be grouped into three segments: Web filtering and security, data security, and email and messaging security. We offer Web security and messaging security products that are available as server-based software or as hosted, on-demand solutions. Our data security products are currently available as a server-based solution installed at the customer’s site.

Our basic Web filtering solution mitigates the productivity risks associated with unmanaged Web surfing. Our Web security solutions go beyond basic Web filtering to protect against Web-based malicious attacks by blocking access to compromised and malicious Web sites and by identifying and removing malicious applications from incoming Web traffic. Our data security products protect against the loss of confidential information due to internal threats, such as inadequate business process controls, employee error and malfeasance or undetected malicious code. Our email and messaging security products filter unsolicited and unwanted emails (spam) and malicious file attachments. Collectively, these products provide customers with Essential Information Protection™, allowing IT administrators to manage who uses what information, where it can go and how.

We typically sell subscriptions to our products in 12, 24 or 36 month durations based on the number of seats or devices to be managed. Revenues from sales of subscriptions to Web filtering and security solutions and related add-on products accounted for the majority of our revenues in 2008 and 2007 and all of our revenues in 2006.

Web Filtering and Web Security

Our Web filtering and security solutions use our policy enforcement software in conjunction with our databases of categorized Web sites, protocols and malicious applications to give business managers the ability to automate the enforcement of highly customized Internet and application use policies for different users and groups within the business. The software allows organizations to manage employees’ use of the Internet by filtering access to Web sites and Internet protocols while providing multiple options for identifying, analyzing and reporting on Internet activity and the risks associated with employee computing.

We populate our Web filtering and Web security databases using a proprietary process of automatic content assessment and classification, with manual verification. Our systems scan more than 180 million Web sites and 100 million emails daily for new Web-based and email-based threats. Additionally, our experience with the characteristics, behavior and reputations of malicious Web sites allows us to dynamically classify uncategorized sites and content, including user-generated content on the Internet (“Web 2.0 content”), and malicious applications as they are discovered.

Websense® Web Filter. Websense Web Filter (formerly known as Websense Enterprise®) enables employers to proactively analyze, report and manage employee access to Web sites based on the content of the requested Web site. Our software application works in conjunction with a database of more than 30 million categorized Web sites to provide patented flexibility for managers when customizing, implementing and modifying Internet access policies for various groups, user types and individuals. A graphical interface enables business managers to define the categories of Web sites to which access will be managed. The filtering software examines each Internet access request, determines the category of the requested Web site and applies the policies that have been defined by the company. Some examples of management options include:

•	Allow: The request is allowed to proceed, because the organization has chosen not to restrict access to the category applicable to the Web site.

•	Block: The requested Web site is in a category that is not allowed to be accessed according to the organization’s policy in effect.

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

The breadth and specificity of our Web site categorization provide flexibility in selecting which types of material should be allowed, blocked or reported. There are currently more than 90 categories in the basic Web filtering product.

Reporting and Analysis. Websense Web Filter includes several reporting modules to meet the information needs of different management groups.

•

Websense Reporter is a batch-based reporting application that can generate tabular and graphical reports and dynamically generate thousands of exploratory reports based on an organization’s historical Internet use. It analyzes information from Internet monitoring logs and builds visual charts in a variety of pre-set or customizable formats for easy distribution to and interpretation by managers.

•

Websense Real-Time Analyzer™ utilizes the network agent in Websense Web Filter to monitor and analyze network traffic in real-time. This allows IT managers to identify potential risks and bandwidth bottlenecks associated with different types of network traffic.

•

Websense Explorer is a browser-based forensics and analytics reporting tool for non-technical business managers that enables them to drill down on Internet use data by risk class, user group, or individual.

Deployment Options. Websense Web Filter integrates with an organization’s network server, proxy server, switch, router or firewall and is designed to work in networks of virtually any size and configuration. Websense Web Filter can support everything from small businesses to very large organizations. We currently offer three deployment options:

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

Websense Web Security™.    Websense Web Security (formerly Websense Web Security Suite™) combines the functionality and database categories of the basic Websense Web Filter with additional security-specific categories as well as several additional services, including Real Time Security Updates™ and Websense Web Protection Services™, for a bundled price.

•

Security Categories. Security categories augment the basic Web filtering database categories with categories for spyware and phishing Web sites, as well as sites compromised with malicious code. Beyond sites found to be hosting known and potential exploit code, these categories also include sites likely to contain little or no useful content, sites that camouflage their true nature or identity, and sites that employees can otherwise access to utilize hacking tools. We continually update our security-specific categories as new malicious or compromised Web sites are identified by our ThreatSeeker Network™.

•

Real Time Security Updates. Real Time Security Updates™ allow subscribing organizations to receive database updates for Web-based and application-based threats in real time as they are identified and categorized by the Websense Security Labs™ . Websense Security Labs scans more than 180 million Web sites and 100 million emails every day to identify new Web-based and blended threats.

•

Websense Web Protection Services: SiteWatcher™, BrandWatcher™ and ThreatWatcher™ Services. The SiteWatcher and BrandWatcher services monitor our customers’ Web sites and brands, respectively, for malicious code or illegal use in a phishing attack and notify the customer if either occurs. The ThreatWatcher service helps customers prevent malicious attacks on their Web servers by identifying security vulnerabilities.

Websense Web Security Gateway. Websense Web Security Gateway allows organizations to secure Web traffic effectively while still enabling Web-based tools and applications for business and other productive use. Websense Web Security Gateway analyzes Web traffic in real-time, categorizing new sites and dynamic content, proactively discovering security risks and blocking dangerous malware, including user-generated content on the Internet and other Web 2.0 content. It also provides advanced analytics, including rules, signatures, heuristics and application behaviors, to detect and block proxy avoidance, hacking sites, adult content, botnets, keyloggers, phishing attacks, spyware, and other types of unsafe content.

Websense Express™. Websense Express is our Web filtering and security solution for small and medium sized businesses (“SMB”) that require a simple and affordable solution. Websense Express is available to organizations with under 1,000 users and includes both basic Web filtering and security filtering, but does not include Real Time Security Updates or Web Protection Services.

Websense Hosted Web Security. Websense Hosted Web Security is a managed software service that directs a customer’s Web site requests to a centralized server hosted by Websense “in the cloud” that provides Web malware protection and granular Web filtering without the need for the customer to maintain an on-site server-based solution. The hosted deployment model provides centralized policy management for any type of environment, including those with remote locations, home offices, and mobile laptops. Hosted Web Security can be deployed as a complete Web filtering and security solution or it can be layered with existing on-premise Web security to provide additional layers of Web malware protection.

Data Security

Our data security products protect against the loss of confidential information due to internal threats, such as inadequate business process controls, employee error and malfeasance, and undetected malicious code embedded in the network. We have integrated our data security policy controls with our Web security solutions to provide visibility into data use within the network as well as visibility into the data’s destination when it leaves the network via email, instant messaging, peer-to-peer networking or download to external device. This integrated approach allows managers to set comprehensive internal and external data use policies that enable critical business processes while preventing the transmission of sensitive data to known or suspected malicious Web sites.

Websense Data Security Suite. Websense Data Security Suite (formerly known as the Websense Content Protection Suite) is an integrated DLP solution that protects against data loss by identifying and categorizing sensitive or confidential data based on its characteristics, monitoring the movement of sensitive data throughout the network and enforcing pre-determined usage and movement policies. The Websense Data Security Suite leverages our knowledge of high-risk Web sites to prevent the transfer of sensitive or confidential data to known or suspected phishing sites.

The Websense Data Security Suite:

•	discovers and identifies data stored on a network-connected device (data-at-rest);

•	monitors and prevents sensitive data from unauthorized distribution in outgoing and internal communications, including email, instant messaging, Internet (FTP and http) and Web-based email;

•	automates enforcement of policies for data-in-motion to authorized recipients;

•	monitors and prevents unauthorized copying of highly sensitive files to USB drives and other portable media, or being printed to hardcopy paper; and

•	audits and reports the distribution and use of confidential data against regulatory and internal security policy requirements.

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

The Websense Data Security Suite is available in four modules: Data Discover, Data Monitor, Data Protect and Data Endpoint.

•

Data Discover. Websense Data Discover provides organizations with discovery and classification of confidential information stored on the network desktops, laptops, and file servers. It includes digital fingerprinting technology to identify virtually any type of data (e.g., customer data, intellectual property and other confidential data), and robust reporting and incident workflow to manage data at rest. Websense Data Discover provides situational awareness of where confidential data is stored to assess whether it is at risk of leaking outside the organization, and helps manage compliance and risk.

•

Data Monitor. Websense Data Monitor provides enterprise-wide auditing of a broad array of communications channels, including the Web, email, network printing, and instant messaging. It includes over 700 built-in policy templates for regulatory compliance and corporate governance, as well as digital fingerprinting technology to identify confidential data in motion. Websense Data Monitor helps organizations audit business processes with an advanced policy framework that identifies who is sending what data where, and how, providing actionable intelligence and a set of remediation tools to reduce risk of data leakage and manage compliance.

•

Data Protect. Websense Data Protect includes Websense Data Monitor, and supplements that with built-in, automated policy enforcement to secure how and where an organization’s data travels. Its policy framework maps data policies to business processes, and is based on real-time knowledge of the user, the data, the destination, and the channel. Websense Data Protect provides automated policy controls for data in use and data in motion, with real-time reporting for global regulatory compliance and corporate governance. With Websense Data Protect, organizations can utilize enforcement actions such as blocking, quarantining, forced encryption, and notification, in addition to incident management tools to prevent data leakage, improve business processes, and manage compliance and risk.

•

Data Endpoint. Websense Data Endpoint extends our DLP technology to the endpoint (the individual user device, such as a desktop computer, laptop computer or mobile data device), including the ability to discover, monitor, and protect confidential data whether the user is on or off the network. It includes fingerprinting and over 700 policy templates for data identification and can prevent data loss even if the user is offline. The Websense Data Endpoint’s protection extends to mediums such as USB devices, local printing, instant messaging, and for such actions as copy/paste and print screen.

Email and Messaging Security

Our email and messaging security solutions include our on-premise and hosted email filtering solutions to provide protection from spam and viruses, as well as basic inbound and outbound content filtering that enforces corporate governance policies. The information we compile through our ThreatSeeker Network is used to detect and stop unwanted emails that contain inappropriate and malicious URLs. Our email and messaging security solutions also allow organizations to manage confidential data and inappropriate content in outbound emails.

Websense Hosted Email Security. Websense Hosted Email Security is a managed service that directs customer email traffic to a centralized server hosted by Websense “in the cloud” that filters email traffic without the need for the customer to install software on an on-site server in order to protect against viruses, spam, and phishing before they reach the customers’ network. Our service will also encrypt sensitive email before forwarding such email to its destination. Websense Hosted Email Security can be deployed in one of four available modules, as a complete email filtering and security solution or layered with existing on-premise email filtering security to create a hybrid solution that provides additional layers of anti-spam protection and content filtering.

Websense Email Security. Websense Email Security is a software-based gateway solution that filters outbound and inbound email traffic to perform content filtering and policy enforcement within an organization. Our email software blocks threats such as spam, phishing, and viruses, and protects confidential data within email and attachments, providing out-of-the-box compliance and basic DLP. Websense Email Security also increases management visibility through email usage monitoring and interactive drill-down reports.

SurfControl Products

Through our acquisition of SurfControl plc (“SurfControl”) in October 2007, we acquired certain legacy products for which we do not have long-term plans.

We continue to sell renewal subscriptions to SurfControl Web Filter and SurfControl Mobile Filter and anticipate supporting these products through at least December 31, 2011. We have also enhanced these solutions by supplementing the SurfControl URL database with additional Web filtering and security coverage provided by Websense Security Labs™ and ThreatSeeker™ technology. We no longer accept new subscriptions to these products from customers. In addition, we continue to sell new and renewal subscriptions to SurfControl RiskFilter within China.

Additional Websense Services

•	Standard Technical Support. Standard Support is included with every Websense subscription. It provides unlimited access to the Websense Knowledge Base, which includes product support related documentation, tutorials, articles and frequently asked questions, and MyWebsense, our secure Web portal, as well as phone and email access to technical support engineers during normal business hours.

•

Premium Technical Support. Premium Support augments Standard Support with 24/7 access to global support centers via a toll free support hotline, priority email support and targets one-hour response time for the highest severity issues.

•

Mission Critical Support. Mission Critical Support combines all the benefits of Premium Support with superior technical response coordinated by a technical account manager. Mission Critical Support also includes architecture reviews, migration planning assistance, training recommendations, and periodic account reviews.

Technology Integrations

Websense solutions integrate with a variety of solution vendors and information technology platforms. Our objective is for Websense products to be available for virtually any network environment desired by a customer.

The table below lists many of our technology integration partners:

Web Security Integration Partners:	Data Security Integration Partners:
• 3Com	• Blue Coat Systems
• ADTRAN	• Check Point Software Technologies
• ArcSight	• Clearswift
• Blue Coat Systems	• FaceTime Communications
• Celestix Networks	• LogLogic
• Check Point Software Technologies	• PGP Corporation
• Cisco Systems	• PostX
• Citrix Systems	• Safend
• CP Secure	• Tumbleweed
• Crossbeam Systems	• Zix Corporation
• IBM
• Juniper Netscreen
• Microsoft
• Network Appliance
• Network Engines
• Network Intelligence
• Novell
• Open Service
• Resilience
• SonicWALL
• Stratacache
• Sun Microsystems

Customers

Our customers range from companies with as few as 10 employees to members of the Global 1,000 and to government agencies and educational institutions. In total, these customers have subscribed to approximately 44 million seats as of December 31, 2008. Ingram Micro, our broad-line distributor for North America, accounted for approximately 22% and 12% of our revenue during 2008 and 2007, respectively. Ingram Micro sold subscriptions through approximately 1,300 resellers in North America in 2008.

Sales, Marketing and Distribution

Sales. Our sales strategy is to increase sales to new customers and increase subscription renewals and other sales to existing customers by increasing the number and productivity of the resellers and distributors that sell our products. We sell our products and services primarily through indirect channels. For 2008, indirect channel sales comprised over 90% of total revenues. We expect our revenue in 2009 will be derived almost entirely from sales through indirect channels, including distributors and value-added resellers that sell our products to end-users.

We sell our products in North America principally through a two-tier distribution system. We sell products to our distributors and our distributors market, distribute and support our software through value added resellers. We also sell directly to resellers that specialize in security software. These resellers often build implementation services around our products, particularly our Data Security Suite offering.

Internationally, we sell our products through a multi-tiered distribution network of distributors and resellers in over 100 countries, who in turn sell our products to customers located in over 150 countries.

Our channel sales efforts are coordinated worldwide through a sales team of approximately 250 individuals. Certain customers, who are typically large organizations, from time to time require that we sell directly to them.

In 2008, we generated 45% of our total revenue from customers outside of the United States. Revenue generated in the United Kingdom represented approximately 15% of our total revenue. See Note 6 of Notes to the Consolidated Financial Statements for further explanation of our revenue based on geography. Our current international efforts are focused on expanding our indirect sales channels in Europe, Latin America, Asia/Pacific, and Australia. Our continuing reliance on sales in international markets exposes us to risks attendant to foreign sales. See “Item 1A. Risk Factors—Sales to customers outside the United States have accounted for a significant portion of our revenue, which exposes us to risks inherent in international sales.”

Marketing. Our marketing efforts are designed to increase recognition of Websense as a leading provider of integrated Web filtering and security, DLP and email and messaging security solutions; raise awareness of the potential risks associated with unmanaged use of corporate computing resources and confidential data; and generate qualified sales leads for our channel partners. We provide potential customers and channel partners with free trials of our software, typically for 30-day periods.

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

•	hosting regional and international seminars, webinars, and training sessions for our sales organization and reseller partners, as well as customers and prospects;

•	conducting speaking engagements on topics of interest to our customers and prospects;

•	use of our Web properties to communicate with our indirect sales channels, and provide product and company information to interested parties; and

•	providing and distributing soft and hard-copy materials on our company, products, solutions, technologies, partnerships and benefits.

Ingram Micro. Through our joint marketing programs, our North American broad-line distributor, Ingram Micro, focuses its efforts on recruiting and servicing resellers focused on selling to the SMB segment, and on building awareness and demand within our existing North America channel partner base. Ingram Micro accounted for approximately 22% and 12% of our revenue during 2008 and 2007, respectively. Ingram Micro sold subscriptions through approximately 1,300 resellers in North America in 2008. Our agreement with Ingram Micro is not subject to any minimum sales obligations or obligations to market our products to its customers, the agreement is non-exclusive and either we or Ingram Micro can terminate the agreement at any time without cause.

Customer Service, Training and Support

We believe that superior customer support is critical to retaining and expanding our customer base. Our technical support group provides dependable and timely resolution of customer technical inquiries and is available to customers by telephone, email and over the Web. We also proactively update customers on a variety of topics, including release dates of new products and updates to existing products. We monitor the performance of our technology and support on an ongoing basis and seek to enhance our performance levels.

Our training services group delivers education, training and pre-sales support to our resellers and customers. We also offer online training to our customers and resellers to provide them with the knowledge and skills to successfully deploy, use and maintain our products.

Research and Development

We maintain research and development facilities in San Diego and Los Gatos, California; Reading, England; Beijing, China and Ra’anana, Israel. We also maintain a research and development facility in Sydney, Australia, which we intend to relocate to our China facility at the end of March 2009. Our research and development department is divided into several groups, which include content operations, security research, software development, quality and assurance, and documentation. Individuals in different locations are grouped along product lines and work as part of cross-disciplinary teams designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. In the last three years ending December 31, 2008, 2007 and 2006, we have spent approximately $53 million, $41 million and $23 million, respectively, on company-sponsored research and development activities.

Competition

The market for our products is fragmented, highly and increasingly competitive, quickly evolving and subject to rapid technological change. Increased competition and pricing pressures generally could result in reduced sales, reduced renewals and/or seat growth from existing customers, reduced margins or failure of our products to achieve or maintain more widespread market acceptance. Competitors vary in size and in the scope and breadth of the products and services they offer. Our current principal competitors include:

•	companies offering Web filtering and Web security solutions, such as Microsoft, Symantec/Message Labs, McAfee/Secure Computing, Cisco Systems, Juniper Networks, Trend Micro, Google,

BrightCloud, ScanSafe, Blue Coat Systems, Aladdin, Finjan, FaceTime, Mi5 Networks, St. Bernard Software, Marshal8e6, Clearswift, Sophos, Barracuda, Digital Arts and Computer Associates;

•

companies integrating Web filtering into specialized security appliances, such as Blue Coat Systems, Cisco Systems, McAfee/Secure Computing, WatchGuard, Check Point Software, St. Bernard Software, Barracuda, Juniper Networks, Trend Micro, Mi5 Networks, SonicWALL, Sophos, Network Box and Marshal8e6;

•

companies offering DLP solutions, such as Symantec, Verdasys, Vericept, EMC, McAfee/Secure Computing, IBM, Trend Micro, Proofpoint, Palisade Systems, Orchestria (acquisition pending by Computer Associates), Raytheon, Intrusion, Fidelis, GTB Technologies, Workshare, Check Point Software and Code Green Networks;

•

companies offering messaging security, such as McAfee/Secure Computing, Symantec/Message Labs, Google, Cisco, Barracuda, SonicWALL, Trend Micro, Axway/Tumbleweed, MX Logic, Sophos, Microsoft, Proofpoint, Clearswift and BorderWare;

•

companies offering on-demand email and Web security services, such as Google, Symantec/Message Labs, McAfee, MX Logic, Webroot, St. Bernard Software, Purewire, BrightCloud, Zscaler, Trend Micro and ScanSafe;

•	companies offering desktop security solutions such as Check Point Software, Cisco Systems, McAfee, Microsoft, Symantec, Computer Associates, Sophos, Webroot, IBM and Trend Micro; and

•	companies offering Web gateway solutions such as Microsoft, Blue Coat Systems, Cisco Systems, Trend Micro, Check Point Software, McAfee and Juniper Networks.

We also face current and potential competition in Web filtering and Web security from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle Web filtering, Web security or other competitive products with their offerings. We compete against and expect increased competition from anti-virus software developers, traditional network management software developers and Web management service providers. In the DLP market, we face competition from anti-virus software developers, email filtering and security vendors, and providers of other software-based compliance solutions.

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

We currently have 11 patents issued in the United States, 21 patents issued internationally, 43 patent applications pending in the United States and 56 pending international patent applications that seek to protect our proprietary database and Web filtering technologies, ThreatSeeker Web security technology and DLP and content distribution technology, including our PreciseID™ digital fingerprinting. No assurance can be given that any pending patent applications will result in issued patents.

Our policy is to enter into confidentiality and invention assignment agreements with all employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. These protections, however, may not be adequate to protect our intellectual property rights.

Employees

As of February 5, 2009, we had 1,303 employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

Executive Officers

Our executive officers and their ages as of February 15, 2009 are as follows:

Name	Age	Position(s)
Gene Hodges	57	Chief Executive Officer
Douglas C. Wride	55	President and Chief Operating Officer
Dudley Mendenhall	54	Sr. Vice President and Chief Financial Officer
John McCormack	49	Sr. Vice President, Product Development
Michael A. Newman	39	Sr. Vice President, General Counsel and Secretary

Gene Hodges has been the Chief Executive Officer of Websense since January 2006, and was the Company’s President from January 2006 to April 2007. He has been a Director of Websense since January 2006. Prior to joining Websense, Mr. Hodges served as President of McAfee, Inc. from November 2001 to January 2006. Mr. Hodges served as President of the McAfee Product Group from January 2000 to November 2001. From August 1998 to January 2000, he served as Vice President of Security Marketing. Mr. Hodges received a B.A. in Astronomy from Haverford College and completed the Harvard Advanced Management Program for business executives.

Douglas C. Wride became Websense’s Chief Operating Officer in January 2009 and has been Websense’s President since April 2007. Mr. Wride served as Chief Financial Officer and Secretary of Websense from June 1999 until August 2007. From March 1997 to December 1998, Mr. Wride served as Chief Financial Officer of Artios, Inc., a provider of hardware and software design solutions to companies in the packaging industry. Mr. Wride also served as Chief Operating Officer of Artios from July 1997 to December 1998. Mr. Wride is a C.P.A. and received his B.S. in Business/Accounting from the University of Southern California.

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

Michael A. Newman has served as Senior Vice President, General Counsel and Secretary since August 2007, after serving as our Vice President and General Counsel from September 2002 to August 2007. From April 1999 to September 2002, he served in various capacities in the legal department of Gateway, Inc., a publicly-traded PC manufacturer, most recently as Senior Staff Counsel, Securities, Finance and Corporate Development. Prior to that, Mr. Newman practiced as an attorney in the San Diego offices of Cooley Godward, LLP and Latham & Watkins LLP, two of California’s leading law firms. Mr. Newman received his B.S. in Business Administration from Georgetown University, and a J.D. from Harvard Law School.

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

Recent volatility in the world capital markets and the financial services industry may adversely impact our business, results of operations, financial condition or liquidity.

Recently, the world capital markets and the financial services industry have been experiencing a period of unprecedented volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from governments and regulatory agencies worldwide. The recent economic crisis could cause our customers to choose shorter contract durations or to not renew their contracts at all, reducing our cash flow, and also could negatively affect our ability to maintain or expand the number of seats and/or product offerings to large customers upon renewal due to adverse developments within the customer’s organization. The volatility of currency exchange rates can also significantly affect sales of our products denominated in foreign currencies. In addition, recent events in the global financial markets may make it difficult for us to access the credit markets or to obtain financing or refinancing, if needed, on satisfactory terms or at all.

Our future success depends on our ability to sell new, renewal and upgraded Web filtering and Web security subscriptions.

Substantially all of our revenue for the fiscal year ended December 31, 2008 was derived from new and renewal subscriptions to our Web filtering and Web security products, and we expect that a significant majority of our sales for 2009 will continue to be derived from our Web filtering and Web security products. We expect sales of our Web security gateway, DLP products, hosted security services and other products under development to comprise a relatively small portion of our overall sales in 2009. If our Web filtering and Web security products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we cannot sufficiently increase our customer base with the addition of new customers, particularly in the SMB segment, increase seats under subscriptions from existing customers or renew a sufficient number of SurfControl’s Web filtering customers or migrate them to our Web filtering product, we will not be able to grow our business to meet expectations.

Subscriptions for our Web filtering and security products typically have durations of 12, 24 or 36 months. Our customers have no obligation to renew their subscriptions upon expiration, and if they renew, they may elect to renew for a shorter duration than the previous subscription period. As a result of macroeconomic conditions, our Websense and SurfControl customers may elect to renew subscriptions for shorter durations and may not add seats or product offerings due to contractions of work forces of their respective organizations. Our revenue also depends upon maintaining a high rate of sales of renewal subscriptions and upon adding additional seats or product offerings to existing customers. This may require increasingly costly sales efforts targeting senior management and other management personnel associated with our customers’ Internet and security infrastructure. We may not be able to maintain or continue to generate increasing revenue from existing customers.

Our revenue is derived almost entirely from sales through indirect channels and we depend upon these channels to create demand for our products.

Our revenue has been derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Although we rely upon these indirect channels of distribution, we also depend upon our internal sales force to generate sales leads and sell products through the reseller network. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 22% of our revenue during the fiscal year ended December 31, 2008. Should Ingram Micro experience financial difficulties or otherwise delay or prevent our collection of accounts receivable from them, our revenue and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenue and cash flow could be significantly adversely affected. Our indirect sales model involves a number of additional risks, including:

•	our resellers and distributors, including Ingram Micro, are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	we cannot control the level of effort our resellers and distributors expend or the extent to which any of them will be successful in marketing and selling our products;

•

we cannot assure that our channel partners will market and sell our newer product offerings such as our security-oriented offerings, our Web security gateway, our data loss prevention (“DLP”) offerings or our hosted security services;

•	our reseller and distributor agreements are generally nonexclusive and may be terminated at any time without cause; and

•

our resellers and distributors frequently market and distribute competing products and may, from time to time, place greater emphasis on the sale of these products due to pricing, promotions and other terms offered by our competitors.

Our ability to meaningfully increase the amount of our products sold through our sales channels also depends on our ability to adequately and efficiently support these channel partners with, among other things, appropriate financial incentives to encourage pre-sales investment and sales tools, such as sales training, technical training and product materials needed to support their customers and prospects. The diversity and sophistication of our product offerings have required us to focus on additional sales and technical training, and we are making increased investments in this area. Additionally, we are continually evaluating the changes to our internal ordering and partner management systems in order to effectively execute our two-tier distribution strategy. Any failure to properly and efficiently support our sales channels will result in lost sales opportunities.

We face increasing competition from much larger software and hardware companies, which places pressure on our pricing and which could prevent us from increasing revenue or returning to profitability. In addition, as we increase our emphasis on our security-oriented products, we face competition from better-established security companies that have significantly greater resources.

The market for our products is intensely competitive and is likely to become even more so in the future. Our current principal Web filtering competitors frequently offer their products at a significantly lower price than our products, which has resulted in pricing pressures on sales of our product and potentially could result in the commoditization of products in our space. We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle Web filtering or other competitive products with their current products with no price increase to these current products. Increased competition may cause price reductions or a loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are unable to maintain the current pricing on sales of our products or increase our pricing in the future, our results of operations could be negatively impacted. Even if our products provide greater functionality and are more effective than certain other competitive products, potential customers might accept this limited functionality. In addition, our own indirect sales channels may decide to develop or sell competing products instead of our products. Pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our products to achieve or maintain widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our current principal competitors include:

•

companies offering Web filtering and Web security solutions, such as Microsoft, Symantec/Message Labs, McAfee/Secure Computing, Cisco Systems, Juniper Networks, Trend Micro, Google, BrightCloud, ScanSafe, Blue Coat Systems, Aladdin, Finjan, FaceTime, Mi5 Networks, St. Bernard Software, Marshal8e6, Clearswift, Sophos, Barracuda, Digital Arts and Computer Associates;

•

companies integrating Web filtering into specialized security appliances, such as Blue Coat Systems, Cisco Systems, McAfee/Secure Computing, WatchGuard, Check Point Software, St. Bernard Software, Barracuda, Juniper Networks, Trend Micro, Mi5 Networks, SonicWALL, Sophos, Network Box and Marshal8e6;

•

companies offering DLP solutions, such as Symantec, Verdasys, Vericept, EMC, McAfee/Secure Computing, IBM, Trend Micro, Proofpoint, Palisade Systems, Orchestria (acquisition pending by Computer Associates), Raytheon, Intrusion, Fidelis, GTB Technologies, Workshare, Check Point Software and Code Green Networks;

•

companies offering messaging security, such as McAfee/Secure Computing, Symantec/Message Labs, Google, Cisco Systems, Barracuda, SonicWALL, Trend Micro, Axway/Tumbleweed, MX Logic, Sophos, Microsoft, Proofpoint, Clearswift and BorderWare;

•

companies offering on-demand email and Web security services, such as Google, Symantec/Message Labs, McAfee, MX Logic, Webroot, St. Bernard Software, Purewire, BrightCloud, Zscaler, Trend Micro and ScanSafe;

•	companies offering desktop security solutions such as Check Point Software, Cisco Systems, McAfee, Microsoft, Symantec, Computer Associates, Sophos, Webroot, IBM and Trend Micro; and

•	companies offering Web gateway solutions such as Microsoft, Blue Coat Systems, Cisco Systems, Trend Micro, Check Point Software, McAfee and Juniper Networks.

As we develop and market our products with an increasing security-oriented emphasis, we also face growing competition from security solutions providers. Many of our competitors within the Web security market, such as Symantec, McAfee, Trend Micro, Cisco Systems, Google and Microsoft enjoy substantial competitive advantages, including:

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

In October 2007, we borrowed $210 million under the senior credit agreement and $125 million remained outstanding as of December 31, 2008. As a result, we are incurring interest expense for the amounts we borrowed under the senior secured term loan, and our income from our cash, cash equivalents and marketable securities has declined as we used a significant portion of our cash and marketable securities to fund a portion of the acquisition cost. This debt and the limitations our senior secured credit facility impose on us could have important consequences, including:

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

We have experienced declining growth rates, particularly for Web filtering sales to large enterprises in North America and Western Europe.

Our growth plans for new sales in North America and Western Europe are largely dependent on our ability to increase sales in the SMB segment and maintain our subscription base in the large enterprise market through subscription renewals and product upgrades. We need to increase sales through our two-tier distribution channel in North America and in Western Europe. We sell products specifically targeted at the SMB segment, Websense Express and Websense Hosted Security, though we cannot assure that these products will ultimately increase sales to the SMB segment. Numerous competitors target the SMB segment for Web filtering and security sales, many of whom are different competitors from our primary competitors in the large enterprise market segment. If Websense Express and Websense Hosted Security do not meet our customers’ expectations in the SMB segment or if we fail to compete effectively for volume business through our two-tier distribution model, our financial results and growth will be negatively affected.

Our international operations involve risks that could increase our expenses, adversely affect our operating results and require increased time and attention of our management.

We have significant operations outside of the United States, including research and development, sales and customer support. We have engineering operations in Reading, England; Beijing, China and Ra’anana, Israel.

We plan to continue to expand our international operations, but such expansion is contingent upon the financial performance of our existing international operations as well as our identification of growth opportunities. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

•	difficulties associated with managing a distributed organization located on multiple continents in greatly varying time zones;

•	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights;

•	requirements of foreign laws and other governmental controls, including trade and labor restrictions and related laws that reduce the flexibility of our business operations;

•	political unrest, war or terrorism, particularly in areas in which we have facilities;

•	difficulties in staffing, managing, and operating our international operations, including difficulties related to administering our stock plans in some foreign countries;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	seasonal reductions in business activity in the summer months in Europe and in other periods in other countries;

•	restrictions on our ability to repatriate cash from our international subsidiaries or to exchange cash in international subsidiaries into cash available for use in the United States;

•	costs and delays associated with developing software in multiple languages; and

•	currency exchange risks.

A significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies so if the U.S. dollar weakens, our consolidated operating expenses would increase. Should the U.S. dollar strengthen, our products may become more expensive for our international customers with subscription contracts denominated in U.S. dollars, and as a result, our results of operations and net cash flows from international operations may be adversely affected, especially if the trend continues of international sales growing as a percentage of our total sales. Changes in currency rates also impact our future revenue under subscription contracts that are not denominated in U.S. currencies. Our revenue and deferred revenue for these currencies are recorded in U.S. dollars when the subscription is signed based upon currency exchange rates in effect on the last day of the previous month before the subscription agreement is signed. As a result, the strengthening of the U.S. dollar for current sales will not only reduce current cash flows from these sales, but will also reduce our revenue from these contracts, even if these foreign currencies should strengthen in the future.

Sales to customers outside the United States have accounted for a significant portion of our revenue, which exposes us to risks inherent in international sales.

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented 45% of our total revenue generated during the fiscal year ended December 31, 2008 compared with 41% of our total revenue during the fiscal year ended December 31, 2007. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

•	our ability to adapt to sales and marketing practices and customer requirements in different cultures;

•	our ability to successfully localize software products for a significant number of international markets;

•	the significant presence of some of our competitors in some international markets;

•	laws and business practices favoring local competitors;

•	dependence on foreign distributors and their sales channels;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including tax laws and regulations and consumer protection and privacy laws; and

•	regional economic and political conditions, including adverse economic conditions in emerging markets with significant growth potential.

These factors could have a material adverse effect on our international sales. Any reduction in international sales, or our failure to further develop our international distribution channels, could have a material adverse effect on our business, results of operations and financial condition.

Some of our international revenue is denominated in U.S. dollars. In these markets, fluctuations in the value of the U.S. dollar and foreign currencies may make our products more expensive for international customers, which could harm our business. We also currently bill certain international customers in Euros, British Pounds, Australian Dollars, Chinese Yuan Renminbi and Japanese Yen. This increases our risks associated with fluctuations in currency exchange rates since we cannot be assured of receiving the same U.S. dollar equivalent as when we bill exclusively in U.S. dollars. We engage in currency hedging activities with the intent of limiting the risk of exchange rate fluctuations, but our foreign exchange hedging activities also involve inherent risks that could result in an unforeseen loss. If we fail to properly forecast rate fluctuations these activities could have a negative impact.

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

We may spend significant time and money on research and development to design and develop our DLP products, our hosted security services and our content gateway products. If these products fail to achieve broad market acceptance in our target markets, we may be unable to generate significant revenue from our research and development efforts. As a result, our business, results of operations and financial condition would be adversely impacted.

If we fail to maintain adequate operations infrastructure, we may experience disruptions of our hosted services.

Any disruption to our technology infrastructure or the Internet could harm our operations and our reputation among our customers. Our technology and network infrastructure is extensive and complex, and could result in inefficiencies or operational failures. These potential inefficiencies or operational failures could diminish the quality of our products, services, and user experience, resulting in damage to our reputation and loss of current and potential subscribers, and could harm our operating results and financial condition. Any disruption to our computer systems could adversely impact the performance of our hosted service offerings, our customer service, our delivery of products or our operations and result in increased costs and lost opportunities for business.

Acquired companies or technologies can be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

In October 2007 we acquired SurfControl and, as a result of the acquisition, Websense became an unprofitable operating business under generally accepted accounting principles (“GAAP”) after more than five years as a profitable operating business under GAAP. Given our subscription model, we expect to continue to operate at a loss under GAAP in the first half of 2009 until we generate sufficient revenue from the subsequent renewal of subscriptions from the installed SurfControl customer base to offset the expenses we began to incur as of the close of the SurfControl acquisition to operate the SurfControl business. Although we expect to continue to compete effectively for subscription renewals from the SurfControl customers when their contracts are up for renewal, we face substantial competition and may not retain as high a percentage of the SurfControl customer base as we expect, which could negatively impact our results of operations and the timing of our return to profitability under GAAP.

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

Significant judgment is required in determining our worldwide provision for income taxes and for our accruals for state, federal and international taxes together with transaction taxes such as sales tax, VAT and GST. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is consistent with prevailing legislative interpretation, no assurance can be given that the final tax authority review of these matters will agree with our historical income tax provisions and other tax accruals. Such differences could have a material effect on our income tax provisions or benefits, or other tax accruals, in the period in which such determination is made, and consequently, on our results of operations for such period.

From time to time, we are also audited by various state, federal and international authorities relating to tax matters. We fully cooperate with all audits. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and any appeals process. As each audit progresses and is ultimately concluded, adjustments, if any, are appropriately recorded in our financial statements from time to time in light of prevailing facts based on our and the taxing authority’s respective positions on any disputed matters. We provide for potential tax exposures by accruing for uncertain tax positions based on judgment and estimates including historical audit activity. We believe sufficient accruals have been recorded for these tax exposures. However, if the reserves are insufficient upon completion of any audits, there could be an adverse impact on our financial position and results of operations.

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

We currently have eleven issued patents in the United States and 21 patents issued internationally, and we may be unable to obtain further patent protection in the future. We have other pending patent applications in the United States and in other countries. We cannot ensure that:

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

Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and can change over time. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as U.S. laws, and mechanisms for enforcement of intellectual property rights may be inadequate. As a result our means of protecting our proprietary technology and brands may not be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, including the misappropriation or misuse of the content of our proprietary databases of URLs and executable files, and our ability to police that misappropriation or infringement is uncertain, particularly in countries outside of the United States. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses that reduce our operating margins and/or prevent us from selling our products.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As we expand our product offerings in the data loss and security area where larger companies with large patent portfolios compete, the possibility of an intellectual property claim against us grows. We may receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights and trademarks. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling or redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers. Such arrangements may cause operating margins to decline.

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

Our quarterly operating results have varied significantly in the past, and will likely vary in the future primarily as the result of fluctuations in our billings, operating expenses and tax provisions. Although a significant portion of our revenue in any quarter comes from previously deferred revenue, a meaningful portion of our revenue in any quarter depends on the number, size and length of subscriptions to our products that are sold in that quarter. The unpredictability of quarterly fluctuations is increased by the fact that a significant portion of our quarterly sales have historically been generated during the last month of each fiscal quarter, with many of the largest enterprise customers purchasing subscriptions to our products nearer to the end of the last month of each quarter.

We expect that our operating expenses will increase in the future as we expand our selling and marketing activities, increase our research and development efforts and potentially hire additional personnel which could impact our margins. In addition, our operating expenses historically have fluctuated, and may continue to fluctuate in the future, as the result of the factors described below and elsewhere in this quarterly report:

•	timing of marketing expenses for activities such as trade shows and advertising campaigns;

•	quarterly variations in general and administrative expenses, such as recruiting expenses and professional services fees;

•	increased research and development costs prior to new or enhanced product launches;

•	timing of expenses associated with commissions paid on sales of subscriptions to our products;

•	amortization of acquired intangible assets associated with our PortAuthority and SurfControl acquisitions in 2007; and

•	changes in currency exchange rates impacting our international operating expenses.

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

The market price of our common stock has been and likely will continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•	deteriorating or fluctuating world economic conditions;

•	announcements of technological innovations or new products or services by our competitors;

•	demand for our products, including fluctuations in subscription renewals;

•	changes in the pricing policies of our competitors; and

•	changes in government regulations.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

•	announcements of technological innovations or new products or services by us;

•	changes in our pricing policies; and

•	quarterly variations in our revenues and operating expenses.

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related products. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The volatility of our stock price and our results of operations may from time to time adversely affect our ability to recruit or retain employees. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

If we cannot effectively manage our internal growth, our business revenues, results of operations and prospects may suffer.

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

Our senior secured credit facility also accelerates and becomes payable in full upon a change of control, which is defined generally as a person or group acquiring 35% of our voting securities or a proxy contest that results in changing a majority of our board of directors. These consequences may discourage third parties from attempting to acquire us.

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

Our corporate headquarters and principal offices are located in San Diego, California, where we have leased approximately 105,000 square feet as of December 31, 2008. This lease expires in December 2013 with an option to extend the lease for an additional five years. Our international headquarters and offices are located in Dublin, Ireland. We lease additional office space in Los Gatos, California; Reading and Congleton, England; Ra’anana, Israel; Sydney, Australia and Shanghai, Guangzhou and Beijing, China and have executive suite arrangements on monthly or annual arrangements, depending on the local market, relating to office space in the United Kingdom, Brazil, France, Germany, Hong Kong, Italy, Japan, Singapore, the Netherlands, Spain and Dallas, Texas. We have approved plans to exit two former SurfControl facilities in Congleton, England and Scotts Valley, California. We have entered into a settlement of the Congleton lease and are currently negotiating the settlement of the Scotts Valley lease. We also have plans to relocate our research and development operations in Australia to our China facility, however, we will continue to maintain a sales and technical support team in our Sydney office.

Item 3.	Legal Proceedings

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

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year-ended December 31, 2008.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “WBSN.” The following table sets forth the range of high and low closing prices on Nasdaq of our common stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Years Ended December 31,
	2008		2007
	High	Low	High	Low
First Quarter	$20.50	$16.06	$24.35	$21.46
Second Quarter	20.29	16.84	24.71	21.25
Third Quarter	23.99	16.83	22.83	18.94
Fourth Quarter	21.26	13.84	21.70	15.77

To date, we have neither declared nor paid any cash dividends on our common stock. We currently intend to retain all future cash flows from operations, if any, for use in the operation and development of our business and for debt repayment and stock repurchases and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. As of February 10, 2009, there were approximately 10,000 holders of record of our common stock. See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans.

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

Issuer Purchases of Equity Securities

On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. On July 25, 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. The repurchases will be made from time to time on the open market at prevailing market prices. Depending on market conditions and other factors, including compliance with restrictive covenants contained in our senior secured credit facility, purchases by our agent under this program may commence or be suspended at any time, or from time to time, without prior notice to us. We repurchased 1,079,049 shares in 2008, bringing the total number of shares repurchased as part of our stock repurchase program to 9,249,109 and leaving 2,750,891 as the maximum number of shares that may yet be repurchased under our stock repurchase program.

The following table represents our purchases of equity securities during the fourth quarter of fiscal year 2008:

Month	Number of Shares Purchased During Month	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Be Purchased Under the Plan
October 2008	115,000	$18.72	9,075,352	2,924,648
November 2008	173,757	$16.35	9,249,109	2,750,891
December 2008	—	—	9,249,109	2,750,891
Total	288,757	$17.30	9,249,109	2,750,891

Item 6.	Selected Financial Data

You should read the following selected financial data in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. We derived the statement of operations data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 from our financial statements audited by Ernst & Young LLP, an independent registered public accounting firm, which appear elsewhere in this report. We derived the statement of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 from our financial statements audited by Ernst & Young LLP, an independent registered public accounting firm, which are not included in this annual report. Certain amounts in the selected financial data below have been reclassified to conform to the 2008 presentation. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except for per share data)
Statement of Operations Data:
Revenues	$295,861	$211,665	$178,814	$148,636	$111,859
Cost of revenues	48,178	29,080	15,274	10,642	7,769

Gross margin	247,683	182,585	163,540	137,994	104,090
Operating expenses:
Selling and marketing	175,210	126,335	80,135	55,288	42,625
Research and development	53,105	40,951	22,663	16,277	14,509
General and administrative	45,622	32,721	21,279	11,729	8,200

Total operating expenses	273,937	200,007	124,077	83,294	65,334

(Loss) income from operations	(26,254)	(17,422)	39,463	54,700	38,756
Interest expense	(13,134)	(4,308)	—	—	—
Other income, net	1,431	9,492	11,287	5,411	2,226

(Loss) income before income taxes	(37,957)	(12,238)	50,750	60,111	40,982
(Benefit) provision for income taxes	(8,086)	2,327	18,657	21,343	14,806

Net (loss) income	$(29,871)	$(14,565)	$32,093	$38,768	$26,176

Net (loss) income per share:
Basic	$(0.66)	$(0.32)	$0.69	$0.82	$0.57
Diluted	$(0.66)	$(0.32)	$0.68	$0.79	$0.54
Weighted average shares—basic	45,190	45,107	46,494	47,491	46,161
Weighted average shares—diluted	45,190	45,107	47,116	49,196	48,228

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$66,983	$86,164	$326,905	$320,389	$243,788
Total assets	715,132	780,530	424,257	403,675	315,293
Deferred revenue	332,764	286,685	220,343	179,925	132,317
Long-term liabilities	256,283	320,978	71,804	60,807	41,631
Total stockholders’ equity	174,821	194,375	180,725	205,811	167,944

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report. See “Item 1A—Risk Factors” above regarding certain factors known to us that could cause reported financial information not to be necessarily indicative of future results.

Overview

We are a leading provider of Web filtering and security, data loss prevention (“DLP”), and email anti-spam and security solutions. Our products and services protect organizations’ employees and critical business data from external Web-based and email-based attacks, and from internal employee-generated threats such as employee errors and malfeasance. Our customers use our software products to provide a secure and productive computing environment for employees, business partners and customers. Our portfolio of Web filtering, Web security, DLP and email anti-spam and messaging security software allows organizations to:

•

prevent access to undesirable and dangerous elements on the Web, such as Web sites that contain inappropriate content or sites that download viruses, spyware, keyloggers, and an ever-increasing variety of malicious code, including Web sites with user-generated content (Web 2.0 sites);

•	identify and remove malicious applications from incoming Web traffic;

•	filter “spam” out of incoming email traffic;

•	filter viruses and other malicious attachments from email and instant messages;

•	manage the use of non-Web Internet traffic, such as peer-to-peer communications and instant messaging;

•	prevent the unauthorized use and loss of sensitive data, such as customer or employee information; and

•	control misuse of an organization’s valuable computing resources, including unauthorized downloading of high-bandwidth content.

Since we commenced operations in 1994, Websense has evolved from a reseller of computer security products to a leading provider of content security software solutions, including Web security, DLP, email and messaging security solutions. Our first Web filtering software product was released in 1996 and prevented access to inappropriate Web content. Since then, we have focused on adapting our Web filtering capabilities to address changing Internet use patterns and the growing incidence of Web-based criminal activity.

During 2008, we derived 45% of our revenue from international sales, compared with 41% for 2007, with the United Kingdom comprising approximately 15% and approximately 11% of our total revenue in 2008 and 2007, respectively. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific, Latin American and Australian markets.

We utilize a two-tier distribution strategy in North America to sell our products, with an objective of increasing the number of value-added resellers selling our products and further extending our reach into the small and medium sized business market segment. Our distribution strategy outside North America also relies on a multi-tiered system of distributors and value-added resellers. Sales through indirect channels currently account for more than 90% of our revenue. Sales to Ingram Micro, a distributor who sells our products in North America through approximately 1,300 resellers, accounted for approximately 22% of our revenue in 2008 and 12% of our revenue in 2007.

We sell subscriptions to our products, generally in 12, 24 or 36 month contract durations, based on the number of seats or devices managed. As described elsewhere in this report, we recognize revenue from subscriptions to our products, including add-on modules, on a daily straight-line basis commencing on the day the term of the subscription begins, over the term of the subscription agreement. We recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract and are fully expensed in the period the product is delivered. Operating expenses have continued to increase as compared with prior periods due to expanded selling and marketing efforts, continued product research and development and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in subsequent periods.

In October 2007, we closed our acquisition of SurfControl and as a result incurred an operating loss under GAAP during the fourth quarter of 2007 and for the fiscal years 2007 and 2008. Similar to Websense, SurfControl sold products primarily under subscriptions whereby revenues were recorded ratably over the term of the agreement. Under purchase accounting, we wrote off $97.4 million of the deferred revenue of SurfControl, leaving a balance of $19.7 million. This adjustment reflects the fair value of the post-contract technical support services that will be recognized daily in accordance with our revenue recognition policy. We did not expect to generate significant revenue from the installed SurfControl customer base until the subscriptions we acquired were up for renewal. In connection with the acquisition, we have incurred restructuring costs primarily in connection with reducing SurfControl headcount and eliminating redundant facilities. As of the acquisition date, we also immediately started to incur the expenses of operating the SurfControl operations as well as recording the amortization of the acquired intangibles. As a result, we reported a net loss for fiscal years 2007 and 2008. Given the average remaining term of the SurfControl subscriptions we acquired and the elimination of many of the non-recurring acquisition related expenses, we currently expect to report income from operations for fiscal year 2009, although not in the first half of 2009. Our ability to retain SurfControl customers when contracts are up for renewal and maintain our overall pricing levels for our products will impact our results of operations and the timing of our return to profitability.

In connection with the acquisition of SurfControl, we approved plans to restructure the operations of the acquired company through involuntarily terminating 320 of SurfControl’s employees and exiting certain SurfControl facilities. We began formulating our restructuring plans for the operations of SurfControl in April 2007 when the acquisition was first announced. As of December 31, 2008, all of the 320 employees that we identified as being subject to the involuntary termination have been terminated and all the severance costs have been paid. These workforce reductions were across all functions and geographies and affected employees were provided cash severance packages. Additionally, we have consolidated facilities and have exited, or will be exiting, leases in certain locations as well as reducing the square footage required to operate some locations. Our facility exit plans were finalized during fiscal year 2008. We have accrued the estimated costs associated with the employee severance and facility exit obligations as liabilities assumed in the acquisition of SurfControl and, accordingly, included the costs as part of the purchase price of SurfControl. Changes to the estimates of the facility exit costs will be recorded in future periods either as a reduction to goodwill or as an expense to the results of operations.

Critical Accounting Policies and Estimates

Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and disclosures with the Audit Committee of our Board of Directors. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. When a purchase decision is made for our products, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. Other services such as upgrades/enhancements and standard post-contract technical support services are sold together with our product subscription and provided throughout the subscription term. We recognize revenue on a daily straight-line basis commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided the fee is fixed or determinable, persuasive evidence of an arrangement exists and collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver access codes to users and then promptly invoice customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. For our U.S. dollar functional currency entities, when we enter into a subscription agreement that is denominated and paid in a currency other than U.S. dollars, we record the subscription billing and deferred revenue in U.S. dollars based upon the currency exchange rate in effect on the last day of the previous month before the subscription agreement is effective. Changes in currency rates relative to the U.S. dollar may have a significant impact on the revenue that we will recognize under contracts that are denominated in currencies other than U.S. dollars.

We record distributor marketing payments and channel rebates as an offset to revenue. We recognize distributor marketing payments as an offset to revenue as the marketing service is provided. We recognize channel rebates as an offset to revenue on a straight-line basis over the term of the subscription agreement.

Acquisitions, Goodwill and Other Intangible Assets. We account for acquired businesses using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. The fair value of intangible assets, including acquired technology and customer relationships, is based on significant judgments made by management. The valuations and useful life assumptions are based on information available near the acquisition date and are based on expectations and assumptions that are considered reasonable by management. In our assessment of the fair value of identifiable intangible assets acquired in the PortAuthority and SurfControl acquisitions, management used valuation techniques and made various assumptions. Our analysis and financial projections were based on management’s prospective operating plans and the historical performance of the acquired businesses. We engaged third party valuation firms to assist management in the following:

•	developing an understanding of the economic and competitive environment for the industry in which we and the acquired companies participate;

•	identifying the intangible assets acquired;

•	reviewing the acquisition agreements and other relevant documents made available;

•

interviewing our employees, including the employees of the acquired companies, regarding the history and nature of the acquisition, historical and expected financial performance, product lifecycles and roadmap, and other factors deemed relevant to the valuation;

•	performing additional market research and analysis deemed relevant to the valuation analysis;

•	estimating the fair values and recommending useful lives of the acquired intangible assets; and

•	preparing a narrative report detailing methods and assumptions used in the valuation of the intangible assets.

All work performed by the outside valuation firms was discussed and reviewed in detail by management to determine the estimated fair values of the intangible assets. The judgments made in determining estimated fair values assigned to assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

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

Share-Based Compensation. Effective January 1, 2006, we adopted the provisions of SFAS No. 123, Share-Based Payment (“SFAS 123R”) and Staff Accounting Bulletin No. 107 (“SAB 107”) requiring the measurement and recognition of all share-based compensation under the fair value method. Share-based compensation expense related to stock options is recorded based on the fair value of the award on its grant date which we estimate using the Black-Scholes valuation model in accordance with the provisions prescribed under SFAS 123R and SAB 107. Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the date of grant.

At December 31, 2008, there was $52.6 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of approximately 2.4 years.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions described below. We estimate the expected term of options granted based on the history of grants and exercises in our option database. We estimate the volatility of our common stock at the date of grant based on both the historical volatility as well as the implied volatility of publicly traded options on our common stock, consistent with SFAS 123R and SAB 107. We base the risk-free interest rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We amortize the fair value ratably over the vesting period of the awards, which is typically four years. We use historical data to estimate pre-vesting option forfeitures and record share-based expense only for those awards that are expected to vest. We may elect to use different assumptions under the Black-Scholes option valuation model in the future or select a different option valuation model altogether, which could materially affect our net income or loss and net income or loss per share in the future.

We determine the fair value of share-based payment awards on the date of grant using an option-pricing model that is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Income Taxes. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when we believe that certain positions might be challenged despite our belief that our tax return positions are consistent with prevailing law and practice. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which require periodic adjustments and which may not accurately anticipate actual outcomes.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to pay their invoices. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations

The following table summarizes our operating results as a percentage of revenues for each of the periods shown.

	Years Ended December 31,
	2008	2007	2006
Revenues	100%	100%	100%

Cost of revenues	16	14	9

Gross margin	84	86	91

Operating expenses:
Selling and marketing	59	59	44
Research and development	18	20	13
General and administrative	16	15	12

Total operating expenses	93	94	69

(Loss) income from operations	(9)	(8)	22

Interest expense	(4)	(2)	—

Other income, net	—	4	6

(Loss) income before income taxes	(13)	(6)	28

(Benefit) provision for income taxes	(3)	1	10

Net (loss) income	(10)%	(7)%	18%

Year ended December 31, 2008 compared with the year ended December 31, 2007

Revenue

Revenue increased to $295.9 million in 2008 from $211.7 million in 2007. The increase was a result primarily of additional customer seats in new, renewed and upgraded subscriptions (including an increase of $60.8 million from new or renewed SurfControl seat subscriptions and an increase of $4.9 million of revenue recognized from the deferred revenue acquired from SurfControl in October 2007) from 2007 to 2008. Revenue from DLP products initially acquired from PortAuthority contributed $4.6 million for 2008 compared to $2.1 million for 2007. The number of seats under subscription increased from 42.1 million as of December 31, 2007 to 43.9 million as of December 31, 2008. Revenue from products sold in the United States accounted for $162.4 million or 55% of 2008 revenue compared to $123.9 million or 59% in 2007. Revenue from products sold internationally accounted for $133.5 million or 45% of 2008 revenue compared to $87.8 million or 41% in 2007. We had current deferred revenue of $220.6 million as of December 31, 2008, compared to $190.6 million as of December 31, 2007. We expect our 2009 revenue to increase over 2008 revenue levels due to the level of current deferred revenue that will be recognized as revenue during 2009, subscriptions that are scheduled for renewal in 2009 that are expected to be renewed and expected new business during 2009 for which some revenue will be recognized during 2009. Our revenue in 2009 may be impacted by the duration of contracts for renewal and new subscriptions, the timing of sales of renewal and new subscriptions, the average annual contract value and per seat price, and currency exchange rates impacting new and renewal subscriptions in international markets.

Cost of Revenue

Cost of revenue consists of the costs of content review, technical support, infrastructure costs associated with maintaining our databases, costs associated with providing our hosted security services and amortization of acquired technology. Cost of revenue increased to $48.2 million in 2008 from $29.1 million in 2007. The $19.1 million increase primarily consisted of $7.2 million of increased amortization of acquired technology primarily due to the acquisition of SurfControl in October 2007, $3.7 million related to increased personnel costs in our technical support and database groups, including the increased headcount attributable to the acquisition of SurfControl, $2.9 million related to the hosted services operations we acquired from SurfControl and $3.7 million related to increased allocated costs. We allocate the costs for human resources, employee benefits, payroll taxes, information technology, facilities and fixed asset depreciation to each of our functional areas based on headcount data. Our headcount in cost of revenue departments increased from an average of 179 during 2007 to an average of 223 during 2008. As of December 31, 2008, the acquired technology is being amortized over a weighted average period of 2.5 years. We expect to record $12.9 million in amortization expense of acquired technology in 2009 based on our existing acquired technology assets as of December 31, 2008. In addition, we expect cost of revenue to increase to support the growth and maintenance of our databases and costs associated with providing our hosted security services as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue increased to 16% during 2008 from 14% in 2007. We expect that cost of revenue will increase in absolute dollars in 2009 but as a percentage of revenue will remain approximately the same for 2009 compared to 2008.

Gross Margin

Gross margin increased to $247.7 million in 2008 from $182.6 million in 2007. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin decreased to 84% in 2008 from 86% in 2007 primarily due to the increased costs described in the preceding Cost of Revenue section. We expect that gross margin, as a percentage of revenue, will remain in excess of 80% of revenue for 2009.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships as well as allocated costs. Selling and marketing expenses increased to $175.2 million in 2008 from $126.3 million in 2007. Approximately $24.2 million of the increase was due to the amortization of acquired customer relationships which resulted from the acquisition of SurfControl in October 2007. As of December 31, 2008, the acquired customer relationships intangible assets are being amortized over a weighted average period of approximately 5.6 years. In addition to the amortization of acquired intangible assets, the increase in selling and marketing expenses was due to increased personnel costs of $17.3 million, including new personnel added to support increased sales following the SurfControl acquisition in October 2007, and $5.6 million of increased allocated costs. Our headcount in sales and marketing increased from an average of 425 during 2007 to an average of 529 during 2008. Operating expenses in 2008 were reduced by improvements in U.S. currency exchange rates relative to the foreign currencies in which certain of our international expenses were incurred. We expect overall selling and marketing expenses to decrease in absolute dollars and as a percentage of revenue in 2009 primarily due to a decrease of approximately $11.1 million of amortization of acquired intangibles from the SurfControl acquisition and an elimination of the non-recurring acquisition related expenses. We expect amortization of acquired intangibles of $26.4 million in 2009 based on our existing acquired intangible assets as of December 31, 2008 from the SurfControl and PortAuthority acquisitions.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $53.1 million in 2008 from $41.0 million in 2007. The increase of $12.1 million in research and development expenses was primarily due to $7.0 million of increased personnel cost, including adding new employees due to the SurfControl acquisition in October 2007, and increased hiring to support our release of our Web content gateway, DLP endpoint module and enhancements to our other products as well as to support our expanding list of technology partners and $4.9 million of increased allocated costs. Our headcount increased in research and development from an average of 230 during 2007 to an average of 355 during 2008. Included in research and development for 2007 was $1.3 million of in-process research and development related to our PortAuthority acquisition in January 2007. We expect research and development expenses to increase in absolute dollars in 2009 due to our expanded base of product offerings and the hiring of personnel to support our continued enhancements of our existing and new products. We are managing the increase in our absolute research and development expenses by operating research and development facilities in multiple international locations, including a facility in Beijing, China, that have lower costs than our operations in the United States. As a result of the PortAuthority and SurfControl acquisitions, we now have research and development facilities in Ra’anana, Israel; Los Gatos, California and Reading, England, that have contributed to our increased research and development expenses. While we expect research and development expenses to increase in absolute dollars in 2009, we expect that research and development expenses as a percentage of revenue will decrease in 2009 compared to 2008 due to the expected increase in revenue.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, and administrative personnel, third party professional services fees and allocated costs. General and administrative expenses increased to $45.6 million in 2008 from $32.7 million in 2007. The $12.9 million increase in general and administrative expenses was primarily due to $5.3 million of increased personnel costs needed to support our growing operations, including the acquisition of SurfControl in October 2007, $5.3 million of increased professional services primarily related to SurfControl integration activities and $2.3 million of increased allocated costs. Our headcount increased in general and administrative departments from an average of 80 during 2007 to an average of 111 during 2008. During 2008, we incurred $2.9 million in non-recurring acquisition related general and administrative expenses, including professional services, integration travel and allocated excess facility expenses. We expect general and administrative expenses to increase in absolute dollars but decline as a percentage of revenue in 2009 due to the expected increase in revenue.

Interest Expense

Interest expense represents the interest incurred on our senior secured credit facility that we utilized to pay for a portion of the SurfControl purchase price in October 2007. Interest expense increased to $13.1 million in 2008 compared to $4.3 million in 2007. The increase was primarily due to the senior secured credit facility being outstanding for only one quarter in 2007 compared to the full year in 2008. Also included in the interest expense is amortization of deferred financing fees of $2.4 million and $763,000 for 2008 and 2007, respectively that were capitalized as part of the senior secured credit facility. We made prepayments on the senior secured credit facility that reduced the outstanding balance from $190 million as of December 31, 2007 to $125 million as of December 31, 2008. As a result of reductions in the LIBOR interest rate and improvements in our leverage ratio, our weighted average interest rate decreased from 7.3% at December 31, 2007 to 5.7% as of December 31, 2008. The amount of interest expense will fluctuate due to changes in the outstanding principal balance, changes in LIBOR and changes in our applicable spread to LIBOR based upon improvements in our leverage ratio in accordance with our senior secured credit facility agreement. Interest expense should decline in 2009 compared to 2008 due to the lower average outstanding principal amount under the senior secured credit facility and the expected lower marginal interest rate on the non-fixed rate component of our senior secured credit facility due to the reduction in our spread over LIBOR. Fluctuations in LIBOR could impact our marginal interest rate. See “Liquidity and Capital Resources” for a description of our senior secured credit facility.

Other Income, Net

Net other income decreased to $1.4 million in 2008 from $9.5 million in 2007. The decrease was due primarily to reduced cash, cash equivalents and marketable securities balances from which we generate interest income as a result of our use of an aggregate of $272 million to fund the acquisitions of SurfControl in October 2007 and PortAuthority in January 2007 and related transaction costs. During 2008, we also used $65 million to make prepayments of principal on our senior secured credit facility and approximately $20 million for stock repurchases reducing our cash balances. The decline in net other income was also due to lower interest rates realized on our balances of cash and cash equivalents and marketable securities as well as foreign exchange losses due to unfavorable movements in foreign exchange rates during 2008 as compared with 2007. We expect to continue to generate significant cash flow from our operations and expect to continue to use a substantial portion of cash generated to pay down debt and fund stock repurchases. Due to a lower interest rate environment we expect our net other income in 2009 will be less than 2008 levels.

Provision for Income Taxes

In 2008, we recognized an income tax benefit of $8.1 million compared to an income tax expense of $2.3 million for 2007. The annual effective income tax rate for 2008 was (21.3)% compared to 19.0% for 2007. The 2008 effective tax rate variance from the statutory rate was primarily related to losses generated in a low tax jurisdiction (Ireland) and the establishment of a valuation allowance related to net operating losses for one of our subsidiaries in the United Kingdom. In 2007 the annual effective tax rate variance from the statutory rate was primarily attributed to certain post-acquisition net operating losses related to SurfControl’s U.S. operations for which no tax benefit was recorded due to the uncertainty of the future utilization of these losses.

Our effective tax rate may change in future periods due to the composition of taxable income between domestic and international operations, the magnitude of our tax-exempt income, any future acquisitions and any future changes or interpretations in tax rules and legislation, or corresponding accounting rules.

Year ended December 31, 2007 compared with the year ended December 31, 2006

Revenue

Revenue increased to $211.7 million in 2007 from $178.8 million in 2006. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers that resulted in a 1.3 million increase in the number of seats under subscription (excluding the addition of approximately 26.7 million SurfControl seats) from December 31, 2006 to December 31, 2007. Our 2007 revenue also increased compared to 2006 as a result of the acquisitions of PortAuthority in January 2007 and SurfControl in October 2007.

Cost of Revenue

Cost of revenue increased to $29.1 million in 2007 from $15.3 million in 2006. The increase was primarily due to $6.6 million of amortization of acquired technology which resulted from the acquisitions of SurfControl in October 2007 and PortAuthority in January 2007, as well as increased costs for additional personnel in our technical support and database groups, including the increase in headcount attributable to the acquisition of SurfControl and the addition of DLP products, and allocated costs. Our headcount in cost of revenue departments increased from 152 at December 31, 2006 to 232 at December 31, 2007. As of December 31, 2007, the acquired technology is being amortized over a weighted average period of 3.7 years. As a percentage of revenue, cost of revenue increased to 14% during 2007 from 9% in 2006.

Gross Margin

Gross margin increased to $182.6 million in 2007 from $163.5 million in 2006. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin decreased to 86% in 2007 from 91% in 2006 primarily due to the increased costs described in the preceding Cost of Revenue section.

Operating Expenses

Selling and marketing. Selling and marketing expenses increased to $126.3 million in 2007 from $80.1 million in 2006. Approximately $13.6 million of the increase was due to the amortization of acquired intangibles (primarily customer relationships) which resulted from the acquisitions of SurfControl in October 2007 and PortAuthority in January 2007. As of December 31, 2007, the acquired customer relationships intangible assets are being amortized over a weighted average period of approximately 6.8 years. In addition to the amortization of acquired intangibles, the increase in selling and marketing expenses was primarily due to additional expenses associated with our new channel strategy started in 2006, increased personnel costs and related travel, including new personnel added from the PortAuthority and SurfControl acquisitions and allocated costs. Our headcount in sales and marketing increased from 358 employees at December 31, 2006 to 546 employees at December 31, 2007.

Research and development. Research and development expenses increased to $41.0 million in 2007 from $22.7 million in 2006. The increase of $18.3 million in research and development expenses was primarily due to increased personnel cost, including costs of adding new full time employees due to the PortAuthority and SurfControl acquisitions, and increased hiring to support our expanding list of technology partners, the enhancements of Websense Enterprise, the development of Websense Express and enhancements to additional products, and allocated costs. Our headcount increased in research and development from 129 employees at December 31, 2006 to 346 employees at December 31, 2007. Included in research and development for 2007 was $1.3 million of in-process research and development related to our PortAuthority acquisition in January 2007.

General and administrative. General and administrative expenses increased to $32.7 million in 2007 from $21.3 million in 2006. The $11.4 million increase in general and administrative expenses was primarily due to additional personnel needed to support our growing operations, including the acquisitions of PortAuthority and SurfControl and allocated costs. Our headcount increased in general and administrative departments from 63 at December 31, 2006 to 113 at December 31, 2007.

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

Provision for Income Taxes

In 2007, we recognized an income tax expense of $2.3 million as compared to $18.7 million for 2006. The annual effective income tax rate for 2007 was 19.0% compared to 36.8% for 2006. The decrease in the tax rate was primarily the result of the following factors. Related to the acquisition of SurfControl, we recorded certain post-acquisition net operating losses related to SurfControl’s U.S. operations for which no tax benefit is currently recorded due to the uncertainty of future utilization of these losses. Related to the acquisition of PortAuthority, we expensed acquired in-process research and development in our 2007 loss before income taxes for which a tax deduction is not allowed. In addition, although the share-based compensation for which no tax benefit is recorded in 2007 and our state income tax provision are both comparable to prior year’s amounts, the impact of these items on the effective tax rate percentage is greater due to the relative size of the pre-tax loss of $12.2 million in 2007 compared to the pre-tax income of $50.8 million in 2006.

Recent Accounting Pronouncements

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance and cash flows. SFAS 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS 161 may have on our financial statements.

In December 2007 the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in after January 1, 2009 will be recorded and disclosed following SFAS 141R. We expect SFAS 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we may consummate after the effective date.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $67.0 million and retained earnings of $37.9 million. As of December 31, 2007, we had cash and cash equivalents of $66.4 million, investments in marketable securities of $19.8 million and retained earnings of $67.8 million. During 2008, we used $65 million of our cash to pay down principal on our senior secured term loan and to repurchase approximately $20 million of our common stock.

Net cash provided by operating activities was $67.4 million in 2008 compared with $53.6 million in 2007. The $13.8 million increase in cash provided by operating activities in 2008 was primarily a result of our cash collections increasing by approximately $87 million due principally from increased sales resulting from the SurfControl acquisition and sales of new products, partially off-set by increased cash expenses of approximately $73 million principally associated with increased cash operating expenses after the SurfControl acquisition and interest payments associated with the senior secured credit facility utilized to finance the SurfControl acquisition. Our operating cash flow is significantly influenced by sales of new and renewal subscriptions, accounts receivable collections and cash operating expenses. A decrease in sales of subscriptions or accounts receivable collections will negatively impact our operating cash flow. We expect to continue to generate significant cash flow from operations in 2009.

Net cash provided by investing activities was $11.4 million in 2008 compared with net cash used in investing activities of $259.7 million in 2007. The $271.1 million change in net cash provided by investing activities for 2008 was primarily due to the net cash paid for the acquisitions of PortAuthority and SurfControl totaling approximately $477 million in 2007 and offset by the increase of net maturities over purchases of marketable securities of approximately $204 million in 2007 compared to 2008.

Net cash used in financing activities was $76.1 million in 2008 compared with net cash provided by financing activities of $188.9 million in 2007. The $265.0 million change in net cash used in financing activities in 2008 was primarily due to borrowing $210 million on our senior secured term loan in 2007 and making debt related payments of approximately $30 million ($25.4 million on the senior secured credit facility related to SurfControl and $4.2 million related to PortAuthority) in 2007 compared to $65 million of debt related payments (on the senior secured term loan) in 2008. We also repurchased approximately $20 million of our common stock in 2008 compared to making no stock repurchases in 2007.

In connection with the acquisition of SurfControl in October 2007, we entered into an amended and restated senior credit agreement (the “Senior Credit Agreement”). The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. Through December 31, 2008, we have made prepayments totaling $85 million on our senior secured term loan, reducing the outstanding balance to $125 million. The senior secured credit facility is secured by substantially all of our assets, including pledges of stock of some of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. The senior secured term loan initially amortized at a minimum rate of 2.5%, 10%, 12.5%, and 15%, respectively, during the first four years of the term and 60% during the fifth year. In conjunction with our $20 million prepayment on December 31, 2007, we amended our Senior Credit Agreement to eliminate any additional mandatory principal payments until September 30, 2009. The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon our total leverage ratio, as defined in the Senior Credit Agreement. The initial interest rate on the credit facility was LIBOR plus 250 basis points, and was subject to step downs in the spread over LIBOR based upon potential future improvements in our total leverage ratio. The unused portion of the revolving credit facility required a 50 basis points fee per annum, also subject to a step down based upon potential future improvements in our total leverage ratio. As of July 2008, the spread on both the senior secured term loan and revolving credit facility was reset to LIBOR plus 225 basis points per annum for the senior secured term loan and reduced by 25 basis points per annum for the unused portion of the revolving credit facility. The weighted average interest rate on the senior secured term loan at December 31, 2008 was 5.7%. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Among the negative covenants are restrictions on our ability to borrow money, including restrictions on (a) the incurrence of more than $15 million of new debt, including capital leases (subject to certain exceptions), (b) the incurrence of more than $7.5 million in letters of credit, (c) the incurrence of more than $50 to $75 million of new debt, depending on our leverage ratio, to finance future acquisitions or (d) the assumption of more than $15 million of new debt in connection with acquisitions.

The Senior Credit Agreement provides that we must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years from the initial funding date. On October 11, 2007 in conjunction with the funding of the senior secured credit facility, we entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The initial notional amount of the swap agreement was $105 million on October 11, 2007 and it amortizes each quarter down to $11 million on June 30, 2010. In addition, on October 11, 2007 we entered into an interest rate cap agreement to limit the maximum interest rate on a portion of our senior secured term loan to 6.5% per annum. The amount of principal protected by this agreement increases from $5.0 million at December 31, 2007 to $74.3 million on June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

Obligations and commitments. The following table summarizes our contractual payment obligations and commitments as of December 31, 2008 (in thousands):

	Payment Obligations by Year
	2009	2010	2011	2012	2013	Thereafter	Total
Senior secured term loan:
Schedule principal payments	$4,112	$17,270	$20,724	$82,894	$—	$—	$125,000
Estimated interest and fees	6,764	4,774	3,610	1,996	—	—	17,144
Operating leases	6,409	5,509	4,166	3,881	3,762	1,001	24,728
Facility exit obligation	1,013	1,064	733	—	—	—	2,810
Software licenses	585	97	—	—	—	—	682

Total	$18,883	$28,714	$29,233	$88,771	$3,762	$1,001	$170,364

Obligations under our Senior Credit Agreement represent the future minimum principal debt payments due under the senior secured term loan. Estimated interest and fees expected to be incurred on the senior secured term loan are based on known rates and scheduled principal payments as of December 31, 2008 (see Note 8 to the audited financial statements).

We lease our facilities under operating lease agreements that expire at various dates through 2015. Approximately one-half of our operating lease commitments are related to our corporate headquarters lease, which extends through December 2013. Our corporate headquarters lease includes escalating rent payments from 2009 to 2013. The rent expense related to our worldwide office space leases are recorded monthly on a straight-line basis in accordance with GAAP.

Facility exit obligation represents estimated future lease costs from a facility acquired from SurfControl that is being exited (as more fully described in Note 4 to the audited financial statements). These costs will be paid over the respective lease term through 2011. These amounts are included in our consolidated balance sheet.

Software license obligations represent purchase commitments for software licenses made in the ordinary course of business.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $8.8 million of unrecognized tax benefits (as more fully described in Note 12 to the audited financial statements) have been excluded from the contractual payment obligations table above.

Off-Balance Sheet Arrangements. As of December 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Share Repurchase Program. In 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. In 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. Repurchases may be made from time to time on the open market at prevailing market prices. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. Depending on market conditions and other factors, purchases by our agent under this program may be commenced or suspended at any time, or from time to time, without prior notice to us. During 2008, we repurchased 1,079,049 shares of our common stock for an aggregate of approximately $20 million at an average price of $18.53 per share. As of December 31, 2008, we had cumulatively repurchased 9,249,109 shares of our common stock under this program for an aggregate of $190.4 million at an average price of $20.59 per share. Under the terms of the Senior Credit Agreement, we are restricted from repurchasing our common stock for an aggregate purchase price that exceeds the sum of $25 million plus 50% of the aggregate amount of our consolidated net income, as defined in our Senior Credit Agreement, during the period from the effective date of the facility through the most recent quarter end for which we have filed quarterly financial statements. As of December 31, 2008, we can repurchase up to $29.9 million of our common stock under our Senior Credit Agreement, excluding shares we had repurchased through December 31, 2008. We intend to purchase shares during the remainder of 2009.

Prospective Capital Needs. We believe that our cash and cash equivalents balances, revolving credit balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures, debt repayment obligations and stock repurchases, if any, for at least the next 12 months. During 2008, we made voluntary prepayments on our senior secured term loan of $65 million and repurchased $20 million of our common stock. Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements. We may elect to raise funds for these purposes through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating and capital requirements in interest-bearing, investment-grade securities.

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2008
Revenue	$66,984	$72,958	$76,663	$79,256
Gross margin	55,045	61,290	64,374	66,974
Loss from operations	(14,089)	(8,082)	(2,470)	(1,613)
Loss before income taxes	(18,630)	(9,910)	(5,549)	(3,868)
Net loss	$(6,237)	$(8,194)	$(3,497)	$(11,943)
Basic loss per share(1)	$(0.14)	$(0.18)	$(0.08)	$(0.27)
Diluted loss per share(1)	$(0.14)	$(0.18)	$(0.08)	$(0.27)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2007
Revenue	$49,747	$50,449	$50,429	$61,040
Gross margin	45,090	45,015	45,334	47,146
Income (loss) from operations	4,595	2,988	4,919	(29,924)
Income (loss) before income taxes	7,035	4,463	8,847	(32,583)
Net income (loss)	$3,867	$2,129	$6,395	$(26,956)
Basic income (loss) per share(1)	$0.09	$0.05	$0.14	$(0.59)
Diluted income (loss) per share(1)	$0.09	$0.05	$0.14	$(0.59)

(1)	Basic and diluted net income (loss) per share computations for each quarter are independent and may not add up to the net income (loss) per share computation for the respective year. See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the determination of basic and diluted net income (loss) per share.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposures are related to our cash and cash equivalents and senior secured term loan. We invest our excess cash in highly liquid short-term investments such as money market funds. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and the interest expense incurred on our senior secured term loan and therefore impact our cash flows and results of operations.

We are exposed to changes in interest rates primarily from our money market funds and from our borrowings under our variable rate senior secured term loan used in connection with the acquisition of SurfControl in October 2007. Our Senior Credit Agreement provides that we must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured term loan is subject to fixed interest rate protection for a period of not less than 2.5 years from the date of the initial funding of the loan.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. However, the impact of this type of adverse movement would be partially mitigated by our interest rate swap and cap agreements. Based on our outstanding senior secured term loan balance at December 31, 2008 and taking into consideration our interest rate swap and cap, our interest expense would increase by approximately $563,000 during 2009 if there were a 100 basis point adverse move in the interest rate yield curve.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at December 31, 2008. Changes in interest rates over time will, however, affect our interest income.

We utilize foreign currency forward contracts and zero-cost collar contracts to hedge foreign currency market exposures of underlying assets, liabilities and expenses. We bill certain international customers in Euros, British Pounds, Australian Dollars, Chinese Yuan Renminbi and Japanese Yen. We also keep working funds necessary to facilitate the short-term operations of our subsidiaries in the local currencies in which they do business. As exchange rate fluctuations can significantly vary our sales and expense results when converted to U.S. dollars, our objective is to reduce the risk to earnings and cash flows associated with changes in currency exchange rates. We do not use foreign currency contracts for speculative or trading purposes.

We began hedging our Israeli Shekel denominated operating expenses during 2008 due to our increase in Israeli Shekel operating expenses and increased volatility of the Israeli Shekel. All of the Israeli Shekel hedging contracts in place as of December 31, 2008 will be settled before February 28, 2009.

Notional and fair values of our hedging positions at December 31, 2008 and 2007 are presented in the table below (in thousands):

	December 31, 2008			December 31, 2007
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency		Notional Value USD	Fair Value USD
Euro	€13,000	$16,820	$15,512		€1,500	$2,189	$2,167
British Pound	£5,500	8,196	8,419		£—	—	—
Israeli Shekel	ILS 950	251	254	IL	S —	—	—

Total		$25,267	$24,185			$2,189	$2,167

The approximate $14.6 million notional increase in our Euro hedged position at December 31, 2008 compared to December 31, 2007 is primarily a result of the increase in Euro denominated accounts receivable in

2008 and a reduction in Euro denominated acquisition related obligations in 2008. All of the Euro hedging contracts in place on December 31, 2008 will be settled before March 31, 2009. For 2007 and 2008, less than 15% of our total billings were denominated in the Euro. We do not expect Euro billings to represent more than 20% of our total billings during 2009.

The approximate $8.2 million notional increase in our British Pound hedged position at December 31, 2008 compared to December 31, 2007 is primarily the result of increased British Pound denominated accounts receivable in 2008 and a reduction in British Pound denominated acquisition related obligations in 2008. All of the British Pound hedging contracts in place as of December 31, 2008 will be settled before February 28, 2009. For 2007 and 2008, less than 15% of our total billings were denominated in the British Pound. We do not expect British Pound billings to represent more than 15% of our total billings during 2009.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Websense, Inc.

We have audited the accompanying consolidated balance sheets of Websense, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Websense, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Websense, Inc. adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Websense, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 24, 2009

Websense, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$66,983	$66,383
Marketable securities	—	19,781
Accounts receivable, net of allowance for doubtful accounts of $1,752 and $2,131 at December 31, 2008 and 2007	82,032	76,328
Prepaid income taxes	3,723	3,734
Current portion of deferred income taxes	33,125	22,870
Other current assets	9,029	10,109

Total current assets	194,892	199,205

Property and equipment, net	14,312	17,657
Intangible assets, net	106,493	152,906
Goodwill	374,410	385,916
Deferred income taxes, less current portion	21,092	19,048
Deposits and other assets	3,933	5,798

Total assets	$715,132	$780,530

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,719	$3,255
Accrued compensation and related benefits	19,087	28,960
Other accrued expenses	28,440	30,463
Current portion of income taxes payable	8,010	1,531
Current portion of senior secured term loan	4,112	—
Current portion of deferred tax liability	1,053	10,399
Current portion of deferred revenue	220,607	190,569

Total current liabilities	284,028	265,177
Income taxes payable, less current portion	10,098	12,264
Senior secured term loan, less current portion	120,888	190,000
Deferred tax liability, less current portion	10,523	20,964
Deferred revenue, less current portion	112,157	96,116
Other long term liabilities	2,617	1,634

Total liabilities	540,311	586,155

Stockholders’ equity:
Common stock—$0.01 par value; 100,000 shares authorized; 45,048 and 45,394 shares issued and outstanding at December 31, 2008 and 2007	522	515
Additional paid-in capital	299,657	267,164
Treasury stock, at cost	(159,842)	(139,792)
Retained earnings	37,937	67,808
Accumulated other comprehensive loss	(3,453)	(1,320)

Total stockholders’ equity	174,821	194,375

Total liabilities and stockholders’ equity	$715,132	$780,530

See accompanying notes.

Websense, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenues	$295,861	$211,665	$178,814

Cost of revenues	48,178	29,080	15,274

Gross margin	247,683	182,585	163,540

Operating expenses:
Selling and marketing	175,210	126,335	80,135
Research and development	53,105	40,951	22,663
General and administrative	45,622	32,721	21,279

Total operating expenses	273,937	200,007	124,077

(Loss) income from operations	(26,254)	(17,422)	39,463

Interest expense	(13,134)	(4,308)	—

Other income, net	1,431	9,492	11,287

(Loss) income before income taxes	(37,957)	(12,238)	50,750

(Benefit) provision for income taxes	(8,086)	2,327	18,657

Net (loss) income	$(29,871)	$(14,565)	$32,093

Net (loss) income per share:
Basic net (loss) income per share	$(0.66)	$(0.32)	$0.69
Diluted net (loss) income per share	$(0.66)	$(0.32)	$0.68
Weighted average shares—basic	45,190	45,107	46,494
Weighted average shares—diluted	45,190	45,107	47,116

See accompanying notes.

Websense, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2006	47,942	$500	$197,826	$(48,340)	$50,655	$(624)	$200,017
Issuance of common stock upon exercise of options	946	7	11,573	—	—	—	11,580
Issuance of common stock for ESPP purchase	197	2	3,978	—	—	—	3,980
Share-based compensation expense	—	—	20,358	—	—	—	20,358
Excess tax benefit of share-based compensation	—	—	3,567	—	—	—	3,567
Purchase of treasury stock	(4,300)	—	—	(91,404)	—	—	(91,404)
Net income	—	—	—	—	32,093	—	32,093
Net change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	458	458
Net change in unrealized gain on fair value of foreign currency contracts, net of tax	—	—	—	—	—	76	76

Comprehensive income							32,627

Balance at December 31, 2006	44,785	509	237,302	(139,744)	82,748	(90)	180,725
Cumulative impact of change in accounting for uncertainties in income taxes—upon adoption of FIN 48 (see Note 12)	—	—	(859)	—	(375)	—	(1,234)

Balance at January 1, 2007 upon adoption of FIN 48	44,785	509	236,443	(139,744)	82,373	(90)	179,491
Issuance of common stock upon exercise of options	339	4	3,256	—	—	—	3,260
Issuance of common stock for ESPP purchase	240	2	4,315	—	—	—	4,317
Issuance of common stock from restricted stock units, net	30	—	—	(48)	—	—	(48)
Share-based compensation expense	—	—	22,140	—	—	—	22,140
Excess tax benefit of share-based compensation	—	—	1,010	—	—	—	1,010
Net loss	—	—	—	—	(14,565)	—	(14,565)
Net change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	81	81
Net change in unrealized loss on derivative contracts, net of tax	—	—	—	—	—	(989)	(989)
Translation adjustments	—	—	—	—	—	(322)	(322)

Comprehensive loss							(15,795)

Balance at December 31, 2007	45,394	515	267,164	(139,792)	67,808	(1,320)	194,375
Issuance of common stock upon exercise of options	356	4	4,307	—	—	—	4,311
Issuance of common stock for ESPP purchase	347	3	5,318	—	—	—	5,321
Issuance of common stock from restricted stock units, net	30	—	—	(52)	—	—	(52)
Share-based compensation expense	—	—	23,633	—	—	—	23,633
Tax shortfall from stock option exercises	—	—	(765)	—	—	—	(765)
Purchase of treasury stock	(1,079)	—	—	(19,998)	—	—	(19,998)
Net loss	—	—	—	—	(29,871)	—	(29,871)
Net change in unrealized loss on derivative contracts, net of tax	—	—	—	—	—	(726)	(726)
Translation adjustments	—	—	—	—	—	(1,407)	(1,407)

Comprehensive loss							(32,004)

Balance at December 31, 2008	45,048	$522	$299,657	$(159,842)	$37,937	$(3,453)	$174,821

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2008	2007	2006
Operating activities:
Net (loss) income	$(29,871)	$(14,565)	$32,093

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	62,994	28,604	3,406
Share-based compensation	23,633	22,140	20,358
Deferred income taxes	(25,464)	(14,642)	(10,170)
Unrealized (gain) loss on foreign exchange	(1,324)	543	76
Tax shortfall (windfall) from stock option exercises	765	(1,010)	(3,567)
Changes in operating assets and liabilities, net of effects from purchases of PortAuthority and SurfControl:
Accounts receivable	(3,698)	(6,744)	(2,170)
Other assets	533	(5,160)	211
Accounts payable	(1,111)	(1,181)	639
Accrued compensation and related benefits	(5,718)	1,088	688
Other liabilities	(2,538)	(5,644)	1,999
Deferred revenue	46,804	46,306	34,624
Income taxes payable	2,366	3,872	5,491

Net cash provided by operating activities	67,371	53,607	83,678

Investing activities:
Purchase of property and equipment	(7,911)	(5,866)	(4,143)
Purchase of intangible assets	(2,061)	—	(1,200)
Cash refunded (paid) to acquire PortAuthority, net of cash acquired	147	(81,988)	—
Cash paid to acquire SurfControl, net of cash acquired	—	(395,062)	—
Cash received from sale of CyberPatrol assets	1,400	—	—
Net cash paid for option contracts on SurfControl acquisition	—	(442)	—
Purchases of marketable securities	(20,160)	(506,913)	(649,486)
Maturities of marketable securities	39,963	730,595	665,322

Net cash provided by (used in) investing activities	11,378	(259,676)	10,493

Financing activities:
Borrowings under senior secured term loan	—	210,000	—
Principal payments on senior secured term loan	(65,000)	(20,000)	—
Cash paid for deferred financings fees under senior secured term loan	—	(5,444)	—
Repayment of PortAuthority loan	—	(4,214)	—
Proceeds from exercise of stock options	4,311	3,260	11,580
Proceeds from issuance of common stock for stock purchase plan	5,321	4,317	3,980
Tax (shortfall) windfall from stock option exercises	(765)	1,010	3,567
Purchase of treasury stock	(19,998)	—	(91,404)

Net cash (used in) provided by financing activities	(76,131)	188,929	(72,277)

Effect of exchange rate changes on cash and cash equivalents	(2,018)	—	—
Increase (decrease) in cash and cash equivalents	600	(17,140)	21,894
Cash and cash equivalents at beginning of year	66,383	83,523	61,629

Cash and cash equivalents at end of year	$66,983	$66,383	$83,523

Supplemental disclosures of cash flow information:
Income taxes paid	$10,526	$14,454	$17,493
Interest paid	$10,778	$3,526	$—
Unrealized gain on marketable securities	$—	$81	$458

See accompanying notes.

Websense, Inc.

Notes to Consolidated Financial Statements

December 31, 2008

1.	Summary of Significant Accounting Policies

Description of Business

Websense, Inc. (“Websense” or the “Company”) commenced operations in 1994. Websense is a provider of Web filtering and security, data loss prevention, and email anti-spam and security solutions, providing products that protect organizations’ employees and critical business data from external Web-based and email-based attacks, and from internal employee-generated threats such as employee errors or malfeasance. The Company’s customers use its software products to provide a secure and productive computing environment for employees, business partners and customers.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries in Australia, Austria, Brazil, Canada, China, France, Germany, India, Ireland, Israel, Italy, Japan, Mauritius, the Netherlands, the United Kingdom and the United States. Significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to the Company’s acquisition of SurfControl plc (“SurfControl”) in October 2007, the Company’s sales were primarily denominated in its functional currency which had been the U.S. dollar. With the acquisition of SurfControl, Websense has certain subsidiaries with functional currencies other than the U.S. dollar. The assets and liabilities of these subsidiaries, where the local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income (loss). Revenue and expense accounts are translated at average exchange rates during the year. The Company recorded foreign currency transaction (losses) gains of ($196,000), $484,000 and $70,000 for the years ended December 31, 2008, 2007 and 2006, respectively, which are included in “Other income, net” on its consolidated statements of operations.

Revenue Recognition

The Company has adopted American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”) as amended by Statement of Position No. 98-9, as well as Staff Accounting Bulletin No. 104, Revenue Recognition, as issued by the Securities and Exchange Commission. These statements and bulletin provide guidance for recognizing revenue related to sales by software vendors.

The Company sells its products on a subscription basis. A subscription is generally 12, 24 or 36 months in duration and for a fixed number of seats or devices. The Company recognizes revenue on a daily straight-line basis, commencing with the day the subscription begins and continuing over the term of the subscription agreement provided collectability is reasonably assured and all the other elements of revenue recognition have been met. Upon entering into a subscription arrangement for a fixed or determinable fee, the Company

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

electronically delivers access codes to users and then promptly invoices customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30-60 days of invoicing.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of ninety days or less when purchased to be cash equivalents. The Company generally invests its excess cash in money market funds with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified if necessary to take advantage of trends in yields and interest rates. The Company has not experienced any losses on its cash and cash equivalents.

Marketable Securities

The Company did not have any investments in marketable securities at December 31, 2008. Marketable securities at December 31, 2007 primarily consisted of municipal bonds. Securities classified as available for sale are reported at fair value, adjusted for other-than-temporary declines in value. The Company records other-than-temporary declines in value to earnings as realized losses. The Company has not had any investment security losses taken to date related to other-than-temporary declines in value. Unrealized holding gains and losses on securities available for sale are reported as a net amount in a separate component of accumulated other comprehensive income (loss) until realized. Realized gains and losses are recorded based on the specific identification method.

Interest on Cash and Marketable Securities

The Company’s interest on cash and cash equivalents and marketable securities, included as a component of other income, net, was $1.6 million, $8.5 million and $11.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Acquisitions, Goodwill and Other Intangible Assets

The Company accounts for acquired businesses using the purchase method of accounting in accordance with SFAS No. 141, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. In accordance with SFAS No. 142, the Company reviews goodwill that has an indefinite useful life for impairment at least annually in the Company’s fourth fiscal quarter, or more

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

frequently if an event occurs indicating the potential for impairment. Intangible assets with finite lives are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. In accordance with SFAS No. 144, the Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the value of future undiscounted cash flows is less than the carrying amount of an asset, the Company records an impairment loss based on the excess of the carrying amount over the fair value of the asset. No impairment losses were recorded in 2008, 2007 or 2006.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and the senior secured term loan approximate their fair values.

Deferred Financing Costs

In connection with the senior secured credit facility, the Company capitalized approximately $5.4 million of deferred financing costs and is amortizing those costs over the term of the senior secured credit facility.

Derivatives

The Company uses derivatives to manage foreign currency risk and interest rate risk and not for speculative or trading purposes. The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. Gains and losses resulting from changes in the fair values of those derivative instruments are recorded to earnings or other comprehensive income (loss) depending on the use of the derivative instrument and whether it qualifies for hedge accounting.

During 2008 and 2007, the Company utilized Euro foreign currency forward contracts to hedge anticipated Euro denominated net monetary assets. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. Net realized gains related to the contracts designated as fair value hedges settled during 2008 and 2007 are included in other income, net, in the accompanying consolidated statements of operations and amounted to approximately $132,000 for 2008 and $279,000 for 2007, respectively.

During 2008, the Company utilized British Pound foreign currency forward contracts to hedge anticipated British Pound denominated net monetary assets. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. Net realized gains related to the contracts designated as fair value hedges settled during 2008 are included in other income, net in the accompanying consolidated statements of operations and amounted to approximately $161,000 for 2008.

During 2008, the Company utilized Israeli Shekel zero-cost collar contracts to hedge anticipated operating expenses. All such contracts entered into were designated as cash flow hedges and were considered effective as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended. None of the contracts were terminated prior to settlement. Net realized losses related to the contracts designated as cash flow hedges settled during 2008 are included in the respective operating categories the Company hedged its Israeli Shekel expenditures against. These net realized losses amounted to approximately ($23,000) in 2008.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

Notional and fair values of the Company’s hedging positions at December 31, 2008 and 2007 are presented in the table below (in thousands):

	December 31, 2008			December 31, 2007
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency		Notional Value USD	Fair Value USD
Euro	€13,000	$16,820	$15,512		€1,500	$2,189	$2,167
British Pound	£5,500	8,196	8,419		£—	—	—
Israeli Shekel	ILS 950	251	254	IL	S —	—	—

Total		$25,267	$24,185			$2,189	$2,167

Euro forward contracts at December 31, 2008 were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. All Euro contracts outstanding at December 31, 2008 will be settled before March 31, 2009. Realized gains or losses related to the settlements, if any, will be recorded in other income, net at the time of settlement.

British Pound forward contracts at December 31, 2008 were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. All British Pound contracts outstanding at December 31, 2008 will be settled before February 28, 2009. Realized gains or losses related to the settlements, if any, will be recorded in other income, net at the time of settlement.

Israeli Shekel zero-cost collar contracts at December 31, 2008 were designated as cash flow hedges and were determined to be effective as of December 31, 2008. All Israeli Shekel contracts outstanding at December 31, 2008 will be settled before February 28, 2009. Realized gains and losses related to the settlements, if any, will be recorded in the respective operating categories the Company hedges its Israeli Shekel expenditures against.

The Company’s Senior Credit Agreement provides that the Company must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years from the initial funding date. On October 11, 2007 in conjunction with the funding of the senior secured credit facility, the Company entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The initial principal amount of the swap agreement was $105 million on October 11, 2007 and it amortizes each quarter down to $11 million on June 30, 2010. In addition, on October 11, 2007 the Company entered into an interest rate cap agreement to limit the maximum interest rate on a portion of its senior secured credit facility to 6.5% per annum. The amount of principal protected by this cap agreement increases from $5 million at December 31, 2007 to $74.3 million on June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

Concentration of Credit Risk

The Company sells its products to customers primarily in the United States, Canada, Europe, Asia, Australia and Latin America. The Company maintains a reserve for potential credit losses and historically such losses have been within management’s estimates. The Company’s broad-line distributor in North America, Ingram Micro, accounted for approximately 22% and 12% of the Company’s revenue during 2008 and 2007, respectively.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

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

The Company accounts for internally developed computer software costs in accordance with SOP No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2008, 2007 and 2006 were $7.8 million, $7.8 million and $4.9 million, respectively.

Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method. Under that transition method, compensation expense that the Company recognizes beginning on that date includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Effective January 1, 2006, the Company adopted FASB Staff Position FAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, (“FAS 123R-3”). FAS 123R-3 provides a practical exception when transitioning to the accounting requirements in SFAS 123R. The Company has used the simplified method to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS 123R (termed the “APIC Pool”).

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

Share-based compensation expense for 2008, 2007 and 2006 of $23.6 million, $22.1 million and $20.4 million, respectively, (excluding tax effects) were recorded in the following expense categories of the consolidated statements of operations.

	Years Ended December 31,
	2008	2007	2006
Share-based compensation in:
Cost of revenue	$1,281	$1,506	$1,476

Total share-based compensation in cost of revenue	1,281	1,506	1,476

Selling and marketing	8,706	8,921	8,264
Research and development	4,620	4,115	3,573
General and administrative	9,026	7,598	7,045

Total share-based compensation in operating expenses	22,352	20,634	18,882

Total share-based compensation	$23,633	$22,140	$20,358

At December 31, 2008, there was $52.6 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of approximately 2.4 years.

The Company estimates the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in the tables below. The Company estimates the expected term of options granted based on the history of grants and exercises in the Company’s option database. The Company estimates the volatility of its common stock at the date of grant based on both the historical volatility as well as the implied volatility of publicly traded options on its common stock, consistent with SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107. The Company bases the risk-free interest rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. The Company amortizes the fair value ratably over the vesting period of the awards, which is typically four years. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

The Company used the following assumptions to estimate the fair value of stock options granted for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Average expected life (years)	3.0	3.1	3.1
Average expected volatility factor	35.3%	35.2%	40.2%
Average risk-free interest rate	2.5%	4.5%	3.6%
Average expected dividend yield	—	—	—

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

The Company used the following assumptions to estimate the fair value of the semi-annual employee stock purchase plan share grant during the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Average expected life (years)	1.3	1.3	1.3
Average expected volatility factor	50.7%	34.4%	36.2%
Average risk-free interest rate	1.6%	4.3%	4.9%
Average expected dividend yield	—	—	—

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option- pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of the Company’s common stock on the date of grant.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments and certain derivative contracts, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss).

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2008	2007
Unrealized gain on fair value of foreign currency contracts	$3	$—
Unrealized loss on interest rate swap and cap	(1,727)	(998)
Translation adjustment	(1,729)	(322)

	$(3,453)	$(1,320)

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

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

As the Company reported a net loss in 2008 and 2007, basic and diluted net loss per share were the same. Potentially dilutive securities outstanding were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. Potentially dilutive securities totaling 4,666,000 for the year ended December 31, 2006 were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect as these stock options had exercise prices greater than the average market price of the common shares.

The following is a reconciliation of the numerator and denominator of basic earnings per share (“EPS”) to the numerator and denominator of diluted EPS for all periods presented.

	Net (Loss) Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Years Ended:
December 31, 2008:
Basic EPS	$(29,871)	45,190	$(0.66)
Effect of options	—	—	—

Diluted EPS	$(29,871)	45,190	$(0.66)

December 31, 2007:
Basic EPS	$(14,565)	45,107	$(0.32)
Effect of options	—	—	—

Diluted EPS	$(14,565)	45,107	$(0.32)

December 31, 2006:
Basic EPS	$32,093	46,494	$0.69
Effect of options	—	622	(0.01)

Diluted EPS	$32,093	47,116	$0.68

Income Taxes

The Company applies the liability method of accounting for income taxes as set forth in SFAS No. 109. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

The Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) became effective for the Company beginning in 2007. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties and disclosure. The Company adopted FIN 48 effective January 1, 2007 and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the January 1, 2007 balance of additional paid-in capital and retained earnings on the consolidated balance sheet.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of the Company’s customers to pay their invoices. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Recently Issued Accounting Standards

In March 2008 the FASB issued SFAS No. 161 which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS 161 may have on its financial statements.

In December 2007 the FASB issued SFAS No. 141R which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in after January 1, 2009 will be recorded and disclosed following SFAS 141R. The Company expects SFAS 141R may have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, consummated after the effective date.

2.	Marketable Securities

The Company had no investments in marketable securities at December 31, 2008. As of December 31, 2007, the Company had investments in marketable securities, which consisted of municipal bonds with contractual maturities of less than one year, with an amortized cost and estimated fair value of $19.8 million. The Company recorded no realized gains (losses) from investments in marketable securities for the years ended 2008, 2007 and 2006.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

3.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Lives	December 31,
		2008	2007
Computer hardware and software	3 years	$37,906	$33,400
Office furniture and equipment	3-7 years	6,634	6,339

		44,540	39,739
Accumulated depreciation		(30,228)	(22,082)

		$14,312	$17,657

Depreciation expense for 2008, 2007 and 2006 was $10.8 million, $5.9 million and $3.3 million, respectively.

4.	Acquisitions

SurfControl

In October 2007, the Company completed the acquisition of SurfControl, a U.K.-based provider of Web and email security solutions. The total purchase price of the acquisition was as follows (in thousands):

Cash paid for SurfControl	$448,760
Transaction costs	12,114

Total purchase price	$460,874

The purchase price was allocated as follows (in thousands):

Fair value of net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$65,995
Accounts receivable	16,841
Other current assets	3,550
Property and equipment	10,666
Deferred income taxes	(32,632)
Accounts payable and accrued expenses	(45,638)
Deferred revenue	(19,729)

		(947)
Fair value of identifiable intangible assets acquired:
Technology	29,265
Customer relationships	128,500

		157,765
Goodwill		304,056

Total purchase price		$460,874

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

In connection with the acquisition, the Company’s management approved plans to restructure the operations of the acquired company by terminating 320 of SurfControl’s employees and exiting certain SurfControl facilities. As of December 31, 2008, all of the 320 employees originally identified for termination have been terminated and all the severance costs have been paid. These workforce reductions were across all functions and geographies and affected employees were provided cash severance packages. Additionally, the Company has consolidated facilities and has exited leases in certain locations as well as reduced the square footage required to operate some locations. The Company accrued the estimated costs associated with the employee severance and facility exit obligations as liabilities assumed in the acquisition of SurfControl and accordingly, these estimated costs are included as part of the purchase price of SurfControl. Changes to the estimates of the facility exit costs after 2008 will be recorded as a reduction to goodwill or as an expense to the results of operations, as appropriate, in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. As of December 31, 2008, $2.2 million of facility exit obligations remain accrued for payments in future periods as follows (in thousands):

	Balance at December 31, 2007	Cash Payments	Charged to Expense	Adjustments	Foreign Exchange Adjustments	Balance at December 31, 2008
Severance costs	$6,761	$(4,760)	$—	$(2,011)	$10	$—
Facility exit costs	9,379	(3,584)	35	(2,946)	(641)	2,243

Total	$16,140	$(8,344)	$35	$(4,957)	$(631)	$2,243

The accrual for facility exit costs at December 31, 2008 represents the remaining fair value of lease obligations net of estimated sublease income, as determined at the expected cease-use date, and will be paid out over the remaining lease term, which ends in fiscal year 2011.

In connection with the acquisition of SurfControl, Websense acquired SurfControl’s consumer Internet safety software business known as CyberPatrol. In accordance with an Asset Purchase Agreement, the Company sold certain assets and deferred revenue relating to CyberPatrol for $1.4 million cash on March 31, 2008. The assets sold were primarily intellectual property for the technology and existing customer contracts. As the Company had not completed its purchase price allocation for the purchase of SurfControl as of March 31, 2008, and the best indication of fair value is a third party sale between a willing buyer and a willing seller, the Company recorded the sale as follows: increase to cash of $1.4 million, decrease to deferred revenue of $0.7 million and a reduction to goodwill of $2.1 million with no gain or loss recorded from the sale.

PortAuthority

In January 2007, the Company completed the acquisition of PortAuthority Technologies, Inc. (“PortAuthority”), a provider of data loss prevention technology, for approximately $90.3 million in cash. The purchase price was allocated as follows: $14.7 million to amortizable intangible assets, $1.3 million to in-process research and development, $54,000 to net tangible liabilities assumed and the remaining $74.4 million to goodwill.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

5.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following as of December 31, 2008 (in thousands):

	Remaining Weighted Average Life (in years)	Cost	Accumulated Amortization	Net
Technology	2.5	$45,267	$(17,806)	$27,461
Customer relationships	5.6	129,200	(50,474)	78,726
Trade name	3.0	510	(204)	306

Total	4.8	$174,977	$(68,484)	$106,493

Amortization expense of intangible assets for 2008, 2007 and 2006 was $49.9 million, $20.6 million and $0.1 million, respectively. As of December 31, 2008, amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2009	$39,251
2010	26,442
2011	15,507
2012	8,290
2013	5,538
Thereafter	11,465

Total expected amortization expense	$106,493

The following table summarizes the activity related to the carrying value of the Company’s goodwill during 2008 (in thousands):

Year Ended December 31, 2008
Balance at December 31, 2007	$385,916
Reduction from sale of CyberPatrol assets	(2,148)
Refund related to PortAuthority acquisition	(147)
PortAuthority deferred income tax adjustment	(1,655)
SurfControl deferred income tax adjustment	(5,100)
Facility exit accrual adjustment	(2,946)
Severance cost adjustment	(2,011)
Tax contingency adjustment	1,572
Other SurfControl purchase accounting adjustments	929

Balance at December 31, 2008	$374,410

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

6.	Geographic Information

The following illustrates revenues attributed to customers located in the Company’s country of domicile (the United States) and those attributed to foreign customers (in thousands):

	Years Ended December 31,
	2008	2007	2006
United States	$162,376	$123,945	$113,941
Europe, Middle East and Africa	91,824	59,817	44,354
Asia/Pacific	18,676	10,862	7,704
Canada and Latin America	22,985	17,041	12,815

	$295,861	$211,665	$178,814

The United Kingdom represented $43.7 million, $22.9 million and $17.7 million of total revenue for the years ended 2008, 2007 and 2006, respectively. No other foreign country represented more than 5% of total revenue.

7.	Deferred Revenue

The Company expects to recognize revenues related to subscriptions in existence as of December 31, 2008 as follows (in thousands):

Years Ending December 31,
2009	$220,607
2010	78,675
2011	30,482
2012 and thereafter	3,000

$332,764

8.	Senior Secured Credit Facility

In connection with the acquisition of SurfControl in October 2007, the Company entered into an amended and restated senior credit agreement (the “Senior Credit Agreement”). The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. At December 31, 2008, the outstanding balance under the senior secured term loan was $125 million as a result of the Company making optional prepayments totaling $65 million during 2008, as well as an optional $20 million prepayment on December 31, 2007. The senior secured credit facility is secured by substantially all of the assets of the Company, including pledges of stock of some of its subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by the Company’s domestic subsidiaries. The senior secured term loan initially amortized at a minimum rate of 2.5%, 10%, 12.5%, and 15%, respectively, during the first four years of the term and 60% during the fifth year. In conjunction with the Company’s optional $20 million prepayment on December 31, 2007, the Company amended its Senior Credit Agreement to eliminate any additional mandatory payments until September 30, 2009. The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon the Company’s total leverage ratio, as defined in the Senior Credit Agreement. The initial annual interest rate was LIBOR plus 250 basis points, and was subject to a

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

potential step down in the spread over LIBOR based upon potential future improvements in the Company’s total leverage ratio. The unused portion of the revolving credit facility required a 50 basis points fee per annum, also subject to a step down based upon potential future improvements in the Company’s total leverage ratio. During 2008, the spread on both the senior secured term loan and revolving credit facility was reset to LIBOR plus 225 basis points per annum for the senior secured term loan and reduced by 25 basis points per annum for the unused portion of the revolving credit facility. The weighted average interest rate on the senior secured term loan at December 31, 2008 was 5.7%. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Among the negative covenants are restrictions on the Company’s ability to borrow money, including restrictions on (a) the incurrence of more than $15 million of new debt, including capital leases (subject to certain exceptions), (b) the incurrence of more than $7.5 million in letters of credit, (c) the incurrence of more than $50 to $75 million of new debt, depending on the Company’s leverage ratio, to finance future acquisitions or (d) the assumption of more than $15 million of new debt in connection with acquisitions.

As of December 31, 2008, future remaining minimum principal payments under the senior secured term loan will be as follows (in thousands):

Years Ending December 31,
2009	$4,112
2010	17,270
2011	20,724
2012	82,894

Total	$125,000

The Senior Credit Agreement provides that the Company must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years from the initial funding date. On October 11, 2007 in conjunction with the funding of the senior secured term loan, the Company entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The initial notional amount of the swap agreement was $105 million on October 11, 2007 and it amortizes each quarter down to $11 million on June 30, 2010. In addition, on October 11, 2007 the Company entered into an interest rate cap agreement to limit the maximum interest rate on a portion of its senior secured term loan to 6.5% per annum. The amount of principal protected by this agreement increases from $5 million at December 31, 2007 to $74.3 million on June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

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

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Interest rate cap	$—	$3	$—	$3
Zero-cost collar contracts	—	3	—	3

Liabilities:
Interest rate swaps	$—	$2,607	$—	$2,607
Foreign currency forward contracts	—	1,085	—	1,085

(1)—quoted prices in active markets for identical assets or liabilities

(2)—observable inputs other than quoted prices in active markets for identical assets and liabilities

(3)—no observable pricing inputs in the market

Included in other assets and in other accrued expenses in the consolidated balance sheet as of December 31, 2008 are derivative contracts, comprised of interest rate swaps and an interest rate cap as well as foreign currency forward contracts and zero-cost collar contracts, that are valued using models based on readily observable market parameters for all substantial terms of the Company’s derivative contracts and thus are classified within Level 2.

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

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

10.	Commitments and Contingencies

The Company leases its facilities and certain equipment under non-cancelable operating leases, which expire at various dates through 2015. The facilities’ leases contain renewal options and are subject to cost increases. Future minimum annual payments under non-cancelable operating leases at December 31, 2008 are as follows (in thousands):

Operating Leases
Years Ending December 31,
2009	$6,409
2010	5,509
2011	4,166
2012	3,881
2013	3,762
Thereafter	1,001

$24,728

Rent expense totaled $7.9 million, $6.6 million and $4.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Rent expense is recognized on a straight-line basis over the term of the respective leases.

FASB Interpretation No. 45, Guarantees of Indebtedness of Others (“FIN 45”), elaborates on previously existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties, indemnifications or to guarantees accounted for as derivatives.

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

Litigation

The Company is involved in various legal actions in the normal course of business. Based on current information, including consultation with the Company’s attorneys, the Company believes it has adequately reserved for any ultimate liability that may result from these actions such that any liability would not materially affect our consolidated financial positions, results of operations or cash flows. The Company’s evaluation of the likely impact of these actions could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on the Company’s results of operations or cash flows in a future period.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

11.	Stockholders’ Equity

Stock Plans

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan (the “Purchase Plan”) provides for automatic annual increases in the number of shares reserved for issuance thereunder equal to the lesser of (i) 1% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 750,000 shares. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following commencement of the Purchase Plan. Shares issued and available for issuance are as follows:

Shares reserved for issuance at December 31, 2005	1,200,405
Shares reserved for issuance during 2006 based on the automatic increase in shares authorized	479,424
Shares issued during 2006	(196,588)

Shares reserved for issuance at December 31, 2006	1,483,241
Shares reserved for issuance during 2007 based on the automatic increase in shares authorized	447,845
Shares issued during 2007	(239,921)

Shares reserved for issuance at December 31, 2007	1,691,165
Shares reserved for issuance during 2008 based on the automatic increase in shares authorized	453,936
Shares issued during 2008	(347,523)

Shares reserved for issuance at December 31, 2008	1,797,578

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

During 2008 and 2007, the Company issued 347,523 and 239,921 shares, respectively, under the Purchase Plan.

Employee Stock Plans

The Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) provides for the grant of stock options and other stock awards to the Company’s directors, officers, employees and consultants. The 2000 Plan provides for the grant of incentive and non-statutory stock options, restricted stock units and rights to purchase stock to employees, directors or consultants of the Company. The 2000 Plan provides that incentive stock options will be granted only to employees and are subject to certain limitations as to fair value during a calendar year.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

In addition, the 2000 Plan provides for automatic annual increases in the number of shares authorized and reserved for issuance thereunder equal to the lesser of (i) 4% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding or (ii) 3,000,000 shares. At December 31, 2008, a total of 23,165,288 shares have been authorized for issuance under the 2000 Plan, of which 50,742 remain available for grant.

In January 2007, the Compensation Committee of Websense’s Board of Directors adopted the Websense, Inc. 2007 Stock Incentive Assumption Plan (the “2007 Plan”). In connection with the acquisition of PortAuthority, the Company agreed to substitute unvested stock options to purchase PortAuthority common stock that were granted under PortAuthority’s stock option plan and outstanding immediately prior to the effective time of the acquisition with options to purchase an aggregate of 74,891 shares of Websense common stock (the “Substitute Options”). The Substitute Options have the same contractual lives and vesting periods as they did under the PortAuthority option plan. The number of shares and exercise prices of the Substitute Options were determined based on the conversion ratio as defined by the merger agreement with PortAuthority. At December 31, 2008, 204,083 shares were authorized for issuance and 6,215 shares were available for grant.

The exercise price of both incentive and non-statutory stock options and the issuance price of common stock under the 2000 Plan and the 2007 Plan must equal at least the fair value on the date of grant or issuance, as the case may be. Through April 2005, the option grants were generally exercisable for a period of ten years, and beginning in May 2005, the option grants are generally exercisable for a period of seven years after the date of grant and generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months. Unvested common shares obtained through early exercise of stock options are subject to repurchase by the Company at the original issue price. Restricted stock units are subject to vesting and the holders of the restricted stock units are entitled to delivery of the underlying common stock on the applicable vesting date without any payment. The vesting schedules, including acceleration events, for restricted stock units may vary in the individual cases. To date, only non-statutory stock options and restricted stock units have been granted under the 2000 Plan and only non-statutory stock options have been granted under the 2007 Plan. Through December 31, 2008, the Company granted 411,770 restricted stock units of which 65,333 have vested and been issued and 10,750 have been forfeited. The remaining 335,687 restricted stock units have a weighted average grant date fair value of $19.73, a weighted average remaining contractual term of 1.6 years and an aggregate intrinsic value of $5.0 million as of December 31, 2008.

During 2008, the Company granted a total of 44,000 restricted stock unit awards with performance vesting to certain of its officers under the 2000 Plan. The performance criteria were based on the Company’s achievement of combined annual billings and operating income objectives for 2008 set by the Company’s Board of Directors. As a result of the Company achieving the performance requirements, 50% of the restricted stock units will vest on February 5, 2010 and the remaining 50% will vest on February 5, 2011.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

The following table summarizes restricted stock unit activity for fiscal years 2006, 2007 and 2008:

Number of Shares
Balance at December 31, 2005	—
Granted	120,000

Balance at December 31, 2006	120,000
Released	(32,333)

Balance at December 31, 2007	87,667
Granted	291,770
Released	(33,000)
Cancelled	(10,750)

Balance at December 30, 2008	335,687

The following table summarizes stock option activity for fiscal years 2006, 2007 and 2008:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	5,214,702	$17.86
Granted	4,792,930	28.16
Exercised	(945,553)	12.25
Cancelled	(2,023,820)	28.35

Balance at December 31, 2006	7,038,259	22.61
Granted	3,229,009	21.51
Exercised	(339,368)	9.60
Cancelled	(841,114)	23.58

Balance at December 31, 2007	9,086,786	22.62
Granted	2,718,725	19.12
Exercised	(356,084)	12.11
Cancelled	(1,018,327)	22.44

Balance at December 31, 2008	10,431,100	22.08

The weighted average fair value of stock options granted during the year ended December 31, 2008 was $5.15 per share based on the grant date fair value of the stock options estimated in accordance with the provisions of SFAS 123R.

The total intrinsic value of stock options exercised during the year ended December 31, 2008 was $3.0 million.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

The following table summarizes all stock options outstanding and exercisable by price range as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.25 – $18.74	2,871,679	5.3	$15.60	1,207,574	$12.45
$18.75 – $21.30	2,093,772	5.7	20.01	732,379	19.76
$21.32 – $23.93	2,645,758	5.2	22.92	1,211,859	22.81
$24.15 – $32.24	2,706,816	4.7	29.24	1,735,379	28.49
$32.47 – $99.96	113,075	3.6	33.69	84,520	33.77

	10,431,100	5.2	22.08	4,971,711	22.01

The Company defines in-the-money stock options at December 31, 2008 as stock options that had exercise prices that were lower than the $14.97 market price of the Company’s common stock at that date. The weighted-average remaining contractual term of options currently exercisable is 4.5 years. The aggregate intrinsic value of all exercisable and non-exercisable stock options outstanding and in-the-money at December 31, 2008 was $4.2 million. The aggregate intrinsic value of only exercisable stock options outstanding and in-the-money at December 31, 2008 was $4.1 million. There were 805,536 stock options in-the-money at December 31, 2008, of which 792,012 stock options were exercisable.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance as of December 31, 2008:

Stock options and restricted stock units:
Granted and outstanding	10,766,787
Reserved for future grants	56,957
Employee Stock Purchase Plan:
Reserved for future issuance	1,797,578

Total	12,621,322

Treasury Stock

In April 2003, the Company announced that its Board of Directors authorized a stock repurchase program of up to 4 million shares of its common stock. In August 2005, the Company announced that its Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In July 2006, the Company announced that its Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. The repurchases will be made from time to time on the open market at prevailing market prices. In January 2008, the Company adopted a 10b5-1 plan that provides for quarterly purchases of the Company’s common stock in open market transactions. Depending on market conditions and other factors, including compliance with covenants in the Company’s senior secured credit facility, purchases by the Company’s agent under this program may commence or be suspended at any time, or from time to time, without prior notice to the Company. During

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

2008, the Company repurchased 1,079,049 shares of its common stock for an aggregate of approximately $20 million at an average price of $18.53 per share. As of December 31, 2008, the Company had repurchased a total of 9,249,109 shares of its common stock under these programs for an aggregate of $190.4 million at an average price of $20.59 per share. Under the terms of the Senior Credit Agreement, the Company is restricted from repurchasing its common stock for an aggregate purchase price that exceeds the sum of $25 million plus 50% of the aggregate amount of its consolidated net income, as defined in our Senior Credit Agreement, during the period from the effective date of the facility through the most recent quarter end for which the Company has filed quarterly financial statements. As of December 31, 2008, the Company can repurchase up to $29.9 million of its common stock under the Senior Credit Agreement, excluding amounts repurchased by the Company prior to December 31, 2008.

12.	Income Taxes

For financial reporting purposes, (loss) income before income taxes includes the following components:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
(Loss) income before income taxes
United States	$(20,692)	$(2,825)	$40,269
Foreign	(17,265)	(9,413)	10,481

Total	$(37,957)	$(12,238)	$50,750

The (benefit) provision for income taxes is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Current
Federal	$5,273	$7,916	$19,685
Foreign	14,258	5,061	2,579
State	(997)	3,588	4,147

	18,534	16,565	26,411
Deferred
Federal	(12,269)	(6,230)	(6,727)
Foreign	(12,367)	(6,235)	(159)
State	(1,984)	(1,773)	(868)

	(26,620)	(14,238)	(7,754)

(Benefit) provision for income taxes	$(8,086)	$2,327	$18,657

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

The reconciliation of income tax computed at the federal statutory rate to the (benefit) provision for income taxes is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Statutory rate	$(13,285)	$(4,283)	$17,808
Foreign tax	4,125	654	(1,336)
State tax	(2,981)	1,169	3,378
Valuation allowance	2,880	4,369	—
Credits	(512)	(680)	(282)
Tax-exempt interest	(10)	(293)	(2,151)
Share-based compensation	1,194	1,317	914
Other	503	74	326

(Benefit) provision for income taxes	$(8,086)	$2,327	$18,657

Significant components of the Company’s deferred tax assets are as follows:

	Years Ended December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Deferred revenue	$37,757	$12,492
Share-based compensation	16,436	11,569
State tax	885	471
Reserves and accruals not currently deductible	11,686	17,476
Net operating losses	16,410	12,029
Tax credits	583	—
Other	2,630	2,825

Gross deferred tax assets	86,387	56,862
Valuation allowance for deferred tax assets	(5,049)	(9,050)

Deferred tax assets, net	81,338	47,812
Deferred tax liabilities:
Basis difference in intangibles	(36,303)	(37,257)
Other	(2,394)	—

Net deferred taxes	$42,641	$10,555

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Periodically, management reassesses the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on the Company’s assessment of these items during 2008, the Company determined that it was more likely than not that the deferred tax assets would be fully utilized. Accordingly, the valuation allowance of $9.0 million as of December 31, 2007 was released and recorded as a credit to goodwill of $4.7 million and a credit to income tax provision of approximately $4.3 million during 2008. As part of the application of SFAS 141 and in relation to transactions in fiscal year 2008, a valuation allowance of $5.0 million was established related to the following items: $2.0 million for state net operating loss carryforwards for SurfControl, Inc., $0.6 million of foreign tax credits due to

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

the uncertainty of future utilization and $2.4 million for net deferred tax assets related to net operating losses of one of Websense’s subsidiaries in the United Kingdom as the subsidiary has no history of earnings. If recognized, the tax benefits relating to the reversal of the valuation allowance would result in a future reduction to income tax expense of approximately $5.0 million.

As of December 31, 2008, the Company had federal, state, United Kingdom, Austria, Ireland, Brazil, and Netherlands net operating loss carryforwards of approximately $21.2 million, $53.0 million, $22.7 million, $0.4 million, $1.4 million, $0.8 million and $0.2 million, respectively. A portion of the U.S. federal and state net operating losses are subject to annual limitations due to changes in ownership. If not utilized, the federal net operating loss carryforward will begin to expire in 2027, the state net operating loss carryforward will begin to expire in 2017 and the Netherlands net operating loss carryforward will expire in 2012. The net operating loss carryforwards in the United Kingdom, Austria, Ireland and Brazil have no expiration date.

As of December 31, 2008, the Company had approximately $25.2 million of undistributed earnings related to its foreign subsidiaries. Management believes that these earnings will be indefinitely reinvested in foreign jurisdictions; accordingly, the Company has not provided for U.S. federal income taxes related to these earnings. However, upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. Due to the complex nature of U.S. and foreign tax laws, it is not practicable for the Company to estimate the amount of tax liability as a result of a distribution of its foreign subsidiaries’ earnings.

The Company accounts for uncertain tax positions in accordance with FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2008	2007
	(In thousands)
Balance at beginning of year	$11,445	$8,814
Additions for tax positions related to the current year	705	1,892
Additions for tax positions of prior years	2,408	2,243
Reductions for tax positions related to prior years	(3,979)	(145)
Reductions for settlements	(65)	—
Reductions for lapse of statute of limitations for assessment of taxes	(1,742)	(1,359)

Balance at end of year	$8,772	$11,445

Included in the balance of unrecognized tax benefits as of December 31, 2008 are $8.1 million of tax benefits that, if recognized, would affect the Company’s effective tax rate and $0.7 million of tax benefits that, if recognized, would increase additional paid-in capital. The Company also accrued potential penalties and interest of $0.5 million related to these uncertain tax positions during 2008, and in total, as of December 31, 2008, the Company has recorded a liability for potential penalties and interest of $1.3 million. During 2008, the Company received a favorable ruling regarding unrecognized state income tax benefits, resulting in the reduction of the uncertain tax liability including the interest accrual of $4.2 million. This favorable ruling resulted in approximately $2.7 million of net tax benefit being recognized in the consolidated statement of operations with the remaining $1.5 million being recorded as a reduction to the related deferred tax asset. In addition, due to the potential resolution of federal, state and foreign tax examinations, and the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.2 million.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

The Company and its subsidiaries file tax returns which are routinely examined by tax authorities in the U.S. and in various state and foreign jurisdictions. The Company is currently under examination by the respective tax authorities for tax year 2005 in the United States, for 2002 to 2005 in the United Kingdom and for 2005 to 2007 in France. The Company has various other on-going audits in various stages of completion. In general, the tax years 2005 through 2008 could be subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, tax years 2002 through 2008 could be subject to examination by the respective tax authorities.

13.	Employee Retirement Plans

The Company has a 401(k) defined contribution retirement plan (the “401(k) Plan”) covering substantially all U.S. employees. The 401(k) Plan provides for voluntary employee contributions from 1% to 50% of annual compensation, as defined, and provides for a discretionary employer matching contribution of 25% for each employee deferral contribution made during the plan year, up to 6% of the participant’s compensation. The Company also has defined contribution plans in certain foreign subsidiary locations in which the majority of employees in those locations participate. The amount of employer expenses including the employer contributions to the 401(k) Plan and foreign subsidiaries’ plans during the years ended December 31, 2008, 2007 and 2006 were $1,462,000, $900,000 and $727,000, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. That evaluation did not identify any change in our internal controls over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our CEO and CFO, respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Websense, Inc.

We have audited Websense, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Websense’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Websense, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Websense, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Websense, Inc. and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 24, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors. Information concerning our directors is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 16, 2009.

(b) Executive Officers. Information concerning our executive officers is set forth under the section captioned “Executive Officers” in Part I of this report.

(c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 16, 2009.

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

(e) Audit Committee. Information concerning the audit committee of our Board of Directors and our designated “audit committee financial experts” is incorporated by reference from the section captioned “Audit Committee” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 16, 2009.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Compensation of Executive Officers” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 16, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K concerning security ownership of certain beneficial owners and management is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 16, 2009.

The following table provides information as of December 31, 2008 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities subject to outstanding options, warrants and rights)
Equity compensation plans approved by security holders(1)	10,756,153	$22.10	1,854,535	(3)
Equity compensation plans not approved by security holders(2)	10,634	$6.74	—

Total	10,766,787	$22.09	1,854,535

(1)	Consists solely of the Amended and Restated 2000 Stock Incentive Plan, the 2007 Stock Incentive Assumption Plan and the Employee Stock Purchase Plan.
(2)	Consists of 354,000 stock option grants made to certain new employees in 2002 in order to induce them to commence employment with the Company, of which 10,634 shares under options are outstanding. The outstanding stock options have substantially the same terms as stock options issued under the Amended and Restated 2000 Stock Incentive Plan and have a weighted average exercise price of $6.74 per share.
(3)	Consists of shares available for future issuance under the Employee Stock Purchase Plan, the Amended and Restated 2000 Stock Incentive Plan, and the 2007 Stock Incentive Assumption Plan. As of December 31, 2008, an aggregate of 1,797,578 shares of Common Stock were available for issuance under the Employee Stock Purchase Plan, 50,742 shares of Common Stock were available for issuance under the Amended and Restated 2000 Stock Incentive Plan and 6,215 shares of Common Stock were available for issuance under the 2007 Stock Incentive Assumption Plan. The number of shares of Common Stock available for issuance under the Employee Stock Purchase Plan and the Amended and Restated 2000 Stock Incentive Plan, automatically increases on the first trading day of January each calendar year by an amount equal to 1% and 4%, respectively, of the total number of shares of Common Stock outstanding on the last trading day of December in the immediately preceding calendar year but in no event will any such increase exceed 750,000 shares and 3,000,000 shares, respectively, of Common Stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Transactions with Related Persons” in the Company’s Proxy Statement related to the Annual Meeting of Stockholders to be held on June 16, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement related to the Annual Meeting of Stockholders to be held on June 16, 2009.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

(a)	The following documents are filed as part of this report:

1. The following consolidated financial statements of Websense, Inc. are filed as part of this report under Item 8—Financial Statements and Supplementary Data:

Consolidated balance sheets—December 31, 2008 and 2007	48
Consolidated statements of operations—Years ended December 31, 2008, 2007 and 2006	49
Consolidated statements of stockholders’ equity—Years ended December 31, 2008, 2007 and 2006	50
Consolidated statements of cash flows—Years ended December 31, 2008, 2007 and 2006	51
Notes to consolidated financial statements—December 31, 2008	52

2. Financial schedules required to be filed by Item 8 of this form:

Schedule II Valuation and Qualifying Accounts	84

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.	Exhibits

Exhibit Number	Description of Document
3.1(2)	Amended and Restated Certificate of Incorporation

3.2(8)	Amended and Restated Bylaws

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(2)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999

10.2(3)*	Amendment to Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated January 24, 2006

10.3(4)*	Employment Agreement by and between Websense, Inc. and Gene Hodges, dated January 9, 2006

10.4(11)*	Employment Agreement by and between Websense, Inc. and Dudley Mendenhall, dated August 12, 2007

10.5(12)*	Employment Agreement by and between Websense, Inc. and John McCormack, dated July 5, 2006

10.6(9)*	Amended and Restated 2000 Stock Incentive Plan

10.7(2)*	2000 Stock Incentive Plan, Notice of Grant of Stock Option

10.8(2)*	2000 Stock Incentive Plan, Form of Stock Option Agreement

10.9(3)*	2000 Stock Incentive Plan, Form of Delayed Issuance Stock Issuance Agreement

10.10(2)*	2000 Employee Stock Purchase Plan

10.11(1)*	2007 Stock Incentive Assumption Plan

10.12(1)*	2007 Stock Incentive Assumption Plan, Form of Stock Option Agreement

10.13(2)	Form of Indemnification Agreement between Websense, Inc. and its directors

Exhibit Number	Description of Document
10.14(2)	Form of Indemnification Agreement between Websense, Inc. and its officers

10.15(13)*	Board of Directors Cash Compensation Plan

10.16(5)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002; First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002; Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003

10.17(6)	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004

10.18(3)	Fourth Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated March 24, 2005

10.19(7)	Fifth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated December 21, 2006

10.20(7)	Sixth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated January 30, 2007

10.21(7)	Seventh Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated February 12, 2007

10.22(10)#	Distribution Agreement by and between Websense, Inc. and Ingram Micro Inc., dated August 3, 2006

10.23(9)	$225,000,000 Amended and Restated Senior Credit Agreement, among Websense, Inc. as borrower, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc. as sole lead arranger and sole bookrunner, Morgan Stanley Senior Funding, Inc. as senior administrative agent, Bank of America, N.A., as syndication agent, Key Bank National Association, JP Morgan Chase Bank and Citibank, N.A., as co-documentation agents, Morgan Stanley Senior Funding, Inc. as senior administrative agent, and Morgan Stanley & Co. Incorporated, as senior collateral agent for the benefit of the secured parties.

10.24(13)	First Amendment, dated as of December 28, 2007, to the Senior Credit Agreement, dated as of October 11, 2007, among Websense, Inc., a Delaware corporation, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as senior administrative agent, Bank of America, N.A., as syndication agent, Key Bank National Association, JP Morgan Chase Bank, N.A. and Citibank, N.A., as codocumentation agents and Morgan Stanley & Co., as senior collateral agent.

10.25(14)*	Officer Change in Control Severance Benefit Plan

10.26(14)*	Form of Severance Plan Participation Agreement for Tier One Officers

10.27(14)*	Form of Severance Plan Participation Agreement for Tier Two Officers

10.28(14)*	Form of Severance Plan Participation Agreement for Tier Three Officers

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

Exhibit Number	Description of Document
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Indicates management contract or compensatory plan or arrangement.
#	Confidential treatment requested.
(1)	Filed as an exhibit to our Form 8-K filed on January 12, 2007 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.
(3)	Filed as an exhibit to our Form 10-K for the period ended December 31, 2005 filed on March 3, 2006 and incorporated herein by reference.
(4)	Filed as an exhibit to our Form 8-K filed on January 11, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to our Form 10-Q for the period ended June 30, 2003 filed on August 13, 2003 and incorporated herein by reference.
(6)	Filed as an exhibit to our Form 10-Q for the period ended September 30, 2004 filed on November 5, 2004 and incorporated herein by reference.
(7)	Filed as an exhibit to our Form 8-K filed on February 22, 2007 and incorporated herein by reference.
(8)	Filed as an Exhibit to our Form 8-K filed on October 28, 2008 and incorporated herein by reference.
(9)	Filed as an Exhibit to our Form 8-K filed on October 17, 2007 and incorporated herein by reference.
(10)	Filed as an exhibit to our Form 10-K for the period ended December 31, 2006 filed on February 28, 2007 and incorporated herein by reference.
(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 15, 2007 and incorporated herein by reference.
(12)	Filed as an Exhibit to our Form 10-Q for the period ended March 31, 2008 filed on May 9, 2008 and incorporated herein by reference.
(13)	Filed as an Exhibit to our Form 10-K for the period ended December 31, 2007 filed on February 28, 2008 and incorporated herein by reference.
(14)	Filed as an Exhibit to our Form 8-K filed on July 23, 2008 and incorporated herein by reference.

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

Signature	Title	Date

/s/ GENE HODGES Gene Hodges	Director, Chief Executive Officer (principal executive officer)	February 27, 2009

/s/ DUDLEY MENDENHALL Dudley Mendenhall	Sr. Vice President and Chief Financial Officer (principal financial and accounting officer)	February 27, 2009

/s/ JOHN B. CARRINGTON John B. Carrington	Chairman of the Board	February 27, 2009

/s/ MARK ST.CLARE Mark St.Clare	Director	February 27, 2009

/s/ BRUCE T. COLEMAN Bruce T. Coleman	Director	February 27, 2009

/s/ JOHN SCHAEFER John Schaefer	Director	February 27, 2009

/s/ GARY E. SUTTON Gary E. Sutton	Director	February 27, 2009

/s/ PETER WALLER Peter Waller	Director	February 27, 2009

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

WEBSENSE, INC.

(In thousands)

A	B	C			D		E
Description	Balance at Beginning of Period	Additions			Deductions— Describe		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts—Describe
YEAR ENDED DECEMBER 31, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,460	—	$400	(2)	$435	(1)	$1,425
YEAR ENDED DECEMBER 31, 2007
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,425	—	$1,356	(2)	$650	(1)	$2,131
YEAR ENDED DECEMBER 31, 2008
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,131	—	$—		$379	(1)	$1,752

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Amount represents reserve recorded as a reduction of deferred revenue and represents customer balances deemed uncollectible. The reserve is amortized as a reduction of revenue over the average life of all subscriptions.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(2)	Amended and Restated Certificate of Incorporation

3.2(8)	Amended and Restated Bylaws

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(2)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999

10.2(3)*	Amendment to Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated January 24, 2006

10.3(4)*	Employment Agreement by and between Websense, Inc. and Gene Hodges, dated January 9, 2006

10.4(11)*	Employment Agreement by and between Websense, Inc. and Dudley Mendenhall, dated August 12, 2007

10.5(12)*	Employment Agreement by and between Websense, Inc. and John McCormack, dated July 5, 2006

10.6(9)*	Amended and Restated 2000 Stock Incentive Plan

10.7(2)*	2000 Stock Incentive Plan, Notice of Grant of Stock Option

10.8(2)*	2000 Stock Incentive Plan, Form of Stock Option Agreement

10.9(3)*	2000 Stock Incentive Plan, Form of Delayed Issuance Stock Issuance Agreement

10.10(2)*	2000 Employee Stock Purchase Plan

10.11(1)*	2007 Stock Incentive Assumption Plan

10.12(1)*	2007 Stock Incentive Assumption Plan, Form of Stock Option Agreement

10.13(2)	Form of Indemnification Agreement between Websense, Inc. and its directors

10.14(2)	Form of Indemnification Agreement between Websense, Inc. and its officers

10.15(13)*	Board of Directors Cash Compensation Plan

10.16(5)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002; First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002; Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003

10.17(6)	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004

10.18(3)	Fourth Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated March 24, 2005

10.19(7)	Fifth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated December 21, 2006

10.20(7)	Sixth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated January 30, 2007

10.21(7)	Seventh Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated February 12, 2007

10.22(10)#	Distribution Agreement by and between Websense, Inc. and Ingram Micro Inc., dated August 3, 2006

Exhibit Number	Description of Document
10.23(9)	$225,000,000 Amended and Restated Senior Credit Agreement, among Websense, Inc. as borrower, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc. as sole lead arranger and sole bookrunner, Morgan Stanley Senior Funding, Inc. as senior administrative agent, Bank of America, N.A., as syndication agent, Key Bank National Association, JP Morgan Chase Bank and Citibank, N.A., as co-documentation agents, Morgan Stanley Senior Funding, Inc. as senior administrative agent, and Morgan Stanley & Co. Incorporated, as senior collateral agent for the benefit of the secured parties.

10.24(13)	First Amendment, dated as of December 28, 2007, to the Senior Credit Agreement, dated as of October 11, 2007, among Websense, Inc., a Delaware corporation, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as senior administrative agent, Bank of America, N.A., as syndication agent, Key Bank National Association, JP Morgan Chase Bank, N.A. and Citibank, N.A., as codocumentation agents and Morgan Stanley & Co., as senior collateral agent.

10.25(14)*	Officer Change in Control Severance Benefit Plan

10.26(14)*	Form of Severance Plan Participation Agreement for Tier One Officers

10.27(14)*	Form of Severance Plan Participation Agreement for Tier Two Officers

10.28(14)*	Form of Severance Plan Participation Agreement for Tier Three Officers

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Indicates management contract or compensatory plan or arrangement.
#	Confidential treatment requested.
(1)	Filed as an exhibit to our Form 8-K filed on January 12, 2007 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.
(3)	Filed as an exhibit to our Form 10-K for the period ended December 31, 2005 filed on March 3, 2006 and incorporated herein by reference.
(4)	Filed as an exhibit to our Form 8-K filed on January 11, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to our Form 10-Q for the period ended June 30, 2003 filed on August 13, 2003 and incorporated herein by reference.
(6)	Filed as an exhibit to our Form 10-Q for the period ended September 30, 2004 filed on November 5, 2004 and incorporated herein by reference.
(7)	Filed as an exhibit to our Form 8-K filed on February 22, 2007 and incorporated herein by reference.
(8)	Filed as an Exhibit to our Form 8-K filed on October 28, 2008 and incorporated herein by reference.
(9)	Filed as an Exhibit to our Form 8-K filed on October 17, 2007 and incorporated herein by reference.
(10)	Filed as an exhibit to our Form 10-K for the period ended December 31, 2006 filed on February 28, 2007 and incorporated herein by reference.
(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 15, 2007 and incorporated herein by reference.

(12)	Filed as an Exhibit to our Form 10-Q for the period ended March 31, 2008 filed on May 9, 2008 and incorporated herein by reference.
(13)	Filed as an Exhibit to our Form 10-K for the period ended December 31, 2007 filed on February 28, 2008 and incorporated herein by reference.
(14)	Filed as an Exhibit to our Form 8-K filed on July 23, 2008 and incorporated herein by reference.