Form 10-Q
period 2009-03-31
WEBSENSE INC
filed 2009-05-07
CIK 1098277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of April 30, 2009 was 44,272,393.

Websense, Inc.

Form 10-Q

For the Period Ended March 31, 2009

Part I – Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets

(Unaudited and in thousands)

	March 31, 2009	December 31, 2008
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$74,396	$64,310
Cash and cash equivalents - restricted	1,774	2,673
Accounts receivable, net	48,583	82,032
Prepaid income taxes	3,706	3,723
Current portion of deferred income taxes	33,066	33,125
Other current assets	9,149	9,029

Total current assets	170,674	194,892
Property and equipment, net	15,338	14,312
Intangible assets, net	96,657	106,493
Goodwill	374,410	374,410
Deferred income taxes, less current portion	23,203	21,092
Deposits and other assets	3,421	3,933

Total assets	$683,703	$715,132

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,607	$2,719
Accrued compensation and related benefits	16,305	19,087
Other accrued expenses	26,808	28,440
Current portion of income taxes payable	17,647	8,010
Current portion of senior secured term loan	7,418	4,112
Current portion of deferred tax liability	685	1,053
Current portion of deferred revenue	212,974	220,607

Total current liabilities	285,444	284,028
Income taxes payable, less current portion	10,211	10,098
Senior secured term loan, less current portion	102,582	120,888
Deferred tax liability, less current portion	8,840	10,523
Deferred revenue, less current portion	105,826	112,157
Other long term liabilities	2,007	2,617

Total liabilities	514,910	540,311
Stockholders’ equity:
Common stock	523	522
Additional paid-in capital	305,202	299,657
Treasury stock, at cost	(167,427)	(159,842)
Retained earnings	33,642	37,937
Accumulated other comprehensive loss	(3,147)	(3,453)

Total stockholders’ equity	168,793	174,821

Total liabilities and stockholders’ equity	$683,703	$715,132

See accompanying notes.

Websense, Inc.

Consolidated Statements of Operations

(Unaudited) (in thousands, except per share amounts)

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenue	$80,980	$66,984
Cost of revenues:
Cost of revenues	8,575	8,867
Amortization of acquired technology	3,256	3,072

Total cost of revenues	11,831	11,939

Gross margin	69,149	55,045
Operating expenses:
Selling and marketing	39,832	42,821
Research and development	12,843	13,460
General and administrative	11,002	12,853

Total operating expenses	63,677	69,134

Income (loss) from operations	5,472	(14,089)
Interest expense	(2,212)	(4,432)
Other income (expense), net	357	(109)

Income (loss) before income taxes	3,617	(18,630)
Provision (benefit) for income taxes	7,912	(12,393)

Net loss	$(4,295)	$(6,237)

Net loss per share:
Basic and diluted net loss per share	$(0.10)	$(0.14)

Weighted average shares – basic and diluted	44,825	45,395

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

			Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Common stock
	Shares	Amount
Balance at December 31, 2008	45,048	$522	$299,657	$(159,842)	$37,937	$(3,453)	$174,821
Issuance of common stock upon exercise of options	11	—	26	—	—	—	26
Issuance of common stock from restricted stock units, net	32	1	—	(85)	—	—	(84)
Share-based compensation expense	—	—	6,144	—	—	—	6,144
Tax shortfall from stock option exercises	—	—	(625)	—	—	—	(625)
Purchase of treasury stock	(649)	—	—	(7,500)	—	—	(7,500)
Other comprehensive loss:
Net loss	—	—	—	—	(4,295)	—	(4,295)
Net change in unrealized gain on derivative contracts, net of tax	—	—	—	—	—	306	306

Comprehensive loss							(3,989)

Balance at March 31, 2009	44,442	$523	$305,202	$(167,427)	$33,642	$(3,147)	$168,793

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
Operating activities:
Net loss	$(4,295)	$(6,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,904	16,064
Share-based compensation	6,144	6,168
Deferred income taxes	(4,360)	(18,241)
Unrealized (gain) loss on foreign exchange	(436)	670
Tax shortfall from stock option exercises	625	—
Changes in operating assets and liabilities:
Accounts receivable	33,775	28,916
Other assets	(574)	112
Accounts payable	1,187	(3,073)
Accrued compensation and related benefits	(2,895)	(7,826)
Other liabilities	(1,154)	(2,462)
Deferred revenue	(13,963)	1,691
Income taxes payable	9,220	3,127

Net cash provided by operating activities	36,178	18,909

Investing activities:
Change in restricted cash and cash equivalents	913	(1,240)
Purchase of property and equipment	(3,402)	(2,388)
Purchase of intangible assets	—	(375)
Cash refunded from PortAuthority acquisition	—	147
Cash received from sale of CyberPatrol assets	—	1,400
Purchases of marketable securities	—	(20,160)
Maturities of marketable securities	—	39,323

Net cash (used in) provided by investing activities	(2,489)	16,707

Financing activities:
Principal payments on senior secured term loan	(15,000)	(30,000)
Proceeds from exercise of stock options	26	224
Tax shortfall from stock option exercises	(625)	—
Purchase of treasury stock	(7,027)	(2,797)

Net cash used in financing activities	(22,626)	(32,573)

Effect of exchange rate changes on cash and cash equivalents	(977)	360
Increase in cash and cash equivalents	10,086	3,403
Cash and cash equivalents at beginning of period	64,310	66,163

Cash and cash equivalents at end of period	$74,396	$69,566

Supplemental disclosures of cash flow information:
Income taxes paid	$2,649	$773
Interest paid	$1,773	$3,391
Increase in other accrued expenses for purchase of treasury stock	$473	$2,201

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2008, included in Websense, Inc.’s (“Websense” or the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Net Income (Loss) Per Share

Websense computes net income (loss) per share (“EPS”) as permitted by the Financial Accounting Standards Board (“FASB”) with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”). Under the provisions of SFAS 128, basic EPS is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive stock options and restricted stock units. Dilutive stock options and dilutive restricted stock units are calculated based on the average share price for each fiscal period using the treasury stock method. In accordance with SFAS 128, if, however, the Company reports a net loss, the diluted EPS is computed in the same manner as the basic EPS.

As the Company reported a net loss for the three months ended March 31, 2009 and 2008, basic and diluted EPS were the same. Potentially dilutive securities totaling approximately 10,372,000 and 8,272,000 shares for the three months ended March 31, 2009 and 2008, respectively, were excluded from the diluted EPS calculation because of their anti-dilutive effect.

3. Comprehensive Loss

The components of comprehensive loss, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Net loss	$(4,295)	$(6,237)
Net change in unrealized gain (loss) on derivative contracts, net of tax of $(243) and $723, respectively	306	(1,084)
Translation adjustment	—	(476)

Comprehensive loss	$(3,989)	$(7,797)

The accumulated derivative gain (loss), net of tax, on the Company’s derivative contracts included in “Accumulated other comprehensive loss” were as follows (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Beginning balance	$(1,559)	$(998)
Net change during the period	306	(1,084)

Ending balance	$(1,253)	$(2,082)

4. Acquisitions

In October 2007, the Company completed the acquisition of SurfControl plc (“SurfControl”), a U.K. based provider of Web and email security solutions for approximately $460.9 million. The purchase price was allocated as follows: $157.8 million to amortizable intangible assets, $1.0 million to net tangible liabilities assumed and the remaining $304.1 million to goodwill. In connection with the acquisition, the Company’s management approved plans to exit certain SurfControl facilities. As of March 31, 2009, $2.1 million of facility exit obligations remain accrued for payments in future periods as follows (in thousands):

	Balance at December 31, 2008	Cash Payments	Charged to Expense	Balance at March 31, 2009
Facility exit costs	$2,243	$(204)	$32	$2,071

During the fourth quarter of 2008, the Company completed integration activities with two historic SurfControl subsidiaries that had functional currencies other than the U.S. dollar. As a result of the completion of the integration activities, the Company reassessed the functional currency designation of the subsidiaries and determined that a change in functional currency designation to the U.S. dollar was appropriate. The change in functional currency designation was made prospectively effective as of the beginning of fiscal 2009.

5. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following as of March 31, 2009 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	2.2	$45,278	$(21,062)	$24,216
Customer relationships	5.3	129,200	(57,039)	72,161
Trade name	2.8	510	(230)	280

Total		$174,988	$(78,331)	$96,657

As of March 31, 2009, remaining amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2009	$29,408
2010	26,446
2011	15,511
2012	8,290
2013	5,538
Thereafter	11,464

Total	$96,657

6. Senior Secured Credit Facility

In connection with the acquisition of SurfControl in October 2007, the Company entered into an amended and restated senior secured credit agreement (the “Senior Credit Agreement”). The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. At March 31, 2009, the outstanding balance under the senior secured term loan was $110 million as a result of the Company making optional prepayments totaling $15 million in the three months ended March 31, 2009. The senior secured credit facility is secured by substantially all of the assets of the Company, including pledges of stock of some of its subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by the Company’s domestic subsidiaries. The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon the Company’s total leverage ratio, as defined in the Senior Credit Agreement. Based on the total leverage ratio as of December 31, 2008, the spread on the senior secured term loan was LIBOR plus 225 basis points per annum and the fee for the unused portion of the revolving credit facility was 25 basis points per annum. The weighted average interest rate on the senior secured term loan at March 31, 2009 was 5.7%. In conjunction with the Company’s optional $20 million prepayment on December 31, 2007, the Company amended its Senior Credit Agreement to eliminate any additional mandatory payments until September 30, 2009. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Among the negative covenants are restrictions on our ability to borrow money, including restrictions on (a) the incurrence of more than $15 million of new debt, including capital leases (subject to certain exceptions), (b) the incurrence of more than $7.5 million in letters of credit, (c) the incurrence of more than $50 to $75 million of new debt, depending on our leverage ratio, to finance future acquisitions or (d) the assumption of more than $15 million of new debt in connection with acquisitions.

As of March 31, 2009, future remaining minimum principal payments under the senior secured term loan will be as follows (in thousands):

Years Ending December 31,
2009	$3,618
2010	15,197
2011	18,237
2012	72,948

Total	$110,000

7. Derivative Financial Instruments

The Company adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). The adoption of SFAS 161 had no financial impact on the Company’s consolidated financial statements and only required additional financial statement disclosures. The Company applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the adoption have not been presented.

The Company uses derivative financial instruments to manage foreign currency risk relating to foreign exchange rates, and to manage interest rate risk relating to the Company’s variable rate senior secured term loan. The Company does not use these instruments for speculative or trading purposes. The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates and changes in interest rates. Derivative instruments are recognized as either assets or liabilities in the accompanying financial statements and are measured at fair value. Gains and losses resulting from changes in the fair values of those derivative instruments are recorded to earnings or other comprehensive income (loss) depending on the use of the derivative instrument and whether it qualifies for hedge accounting.

The Senior Credit Agreement provides that the Company must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years from the initial funding date of October 11, 2007. On the initial funding date, the Company entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The notional amount of the swap agreement was $76 million as of March 31, 2009 and it amortizes each quarter down to $11 million on June 30, 2010. In addition, on October 11, 2007 the Company entered into an interest rate cap agreement to limit the maximum interest rate on a portion of its senior secured term loan to 6.5% per annum. The amount of principal protected by this agreement was $26.4 million at March 31, 2009 and increases up to $74.3 million on June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

During the three months ended March 31, 2009 and 2008, the Company utilized Euro foreign currency forward contracts to hedge anticipated Euro denominated net monetary assets. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. The losses related to the Euro contracts designated as fair value hedges are included in other income, net, in the accompanying consolidated statements of operations and amounted to approximately $(159,000) and $(657,000) for the three months ended March 31, 2009 and 2008, respectively. All of the Euro hedging contracts in place as of March 31, 2009 will be settled before June 30, 2009.

During the three months ended March 31, 2009, the Company utilized British Pound foreign currency forward contracts to hedge anticipated British Pound denominated net monetary assets. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. The gains related to the British Pound contracts designated as fair value hedges are included in other income, net, in the accompanying consolidated statements of operations and amounted to approximately $328,000 for the three months ended March 31, 2009. There were no British Pound contracts outstanding as of March 31, 2008 and 2009.

During the three months ended March 31, 2009, the Company utilized an Australian dollar foreign currency forward contract to hedge anticipated Australian dollar denominated net monetary assets. The contract entered into was designated as a fair value hedge and was not required to be tested for effectiveness as hedge accounting was not elected. The loss related to this contract designated as a fair value hedge is included in other income, net, in the accompanying consolidated statements of operations and amounted to approximately $(17,000) for the three months ended March 31, 2009. The Australian Dollar hedging contract in place as of March 31, 2009 will be settled before June 30, 2009. There were no Australian dollar contracts outstanding as of March 31, 2008.

During the three months ended March 31, 2009, the Company utilized Israeli Shekel zero-cost collar and forward contracts to hedge anticipated operating expenses. All such contracts entered into were designated as cash flow hedges and were considered effective as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended. None of the contracts were terminated prior to settlement. Net losses of approximately $(61,000) related to the contracts designated as cash flow hedges during the three months ended March 31, 2009 are included in the respective operating categories for which the Company hedges its Israeli Shekel expenditures. All of the Israeli Shekel hedging contracts in place as of March 31, 2009 will be settled before December 31, 2009. There were no Israeli Shekel contracts outstanding as of March 31, 2008.

Notional and fair values of the Company’s foreign currency hedging positions at March 31, 2009 and 2008 are presented in the table below (in thousands):

	March 31, 2009				March 31, 2008
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Fair Value Gain (Loss) USD	Notional Value Local Currency	Notional Value USD	Fair Value USD	Fair Value Gain (Loss) USD
Euro	5,500	$7,245	$7,185	$(60)	5,200	$7,800	$7,420	$(380)
Australian Dollar	1,500	1,023	1,006	(17)	—	—	—	—
Israeli Shekel	11,400	2,747	2,705	(42)	—	—	—	—

Total		$11,015	$10,896	$(119)		$7,800	$7,420	$(380)

The effects of derivative instruments on the Company’s financial statements were as follows as of March 31, 2009 and for the three months then ended (in thousands):

	Fair Value of Derivative Instruments
	March 31, 2009
	Balance Sheet Location	Fair Value
Interest rate cap contract designated as cash flow hedge	Other assets	$1
Interest rate swap contracts designated as cash flow hedges	Other accrued expenses	(1,999)
Foreign exchange contracts designated as cash flow hedges	Other accrued expenses	(42)

Total derivatives designated as hedges		$(2,040)

Foreign currency forward contracts not designated as hedges	Other accrued expenses	$(77)

Total derivatives		$(2,117)

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI) (in thousands):

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Three Months Ended March 31, 2009	Three Months Ended March 31, 2009		Three Months Ended March 31, 2009
Interest rate cap contract	$1	$—	Interest expense	$—	Interest expense
Interest rate swap contracts	(1,999)	(644)	Interest expense	—	Interest expense
Foreign exchange contracts	(42)	(19)	Research and development	—	Research and development

Total	$(2,040)	$(663)		$—

	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedges	Three Months Ended March 31, 2009
Foreign currency forward contracts	$152	Other income (expense), net

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Interest rate cap designated as cash flow hedge	$—	$1	$—	$1
Liabilities:
Interest rate swaps designated as cash flow hedges	$—	$1,999	$—	$1,999
Foreign currency forward contracts not designated as hedges	—	77	—	77
Israeli Shekel contracts designated as cash flow hedges	—	42	—	42

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

Fair Value Measurements on a Nonrecurring Basis

During the quarter ended March 31, 2009, the Company did not re-measure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (e.g., goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination).

9. Stockholders’ Equity

Share-Based Compensation

Employee Stock Plans

The following table summarizes the Company’s restricted stock unit activity since December 31, 2008:

Number of Shares
Balance at December 31, 2008	335,687
Granted	722,000
Vested	(39,333)
Cancelled	(44,780)

Balance at March 31, 2009	973,574

The following table summarizes the Company’s stock option activity since December 31, 2008:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2008	10,431,100	$22.08
Granted	431,259	12.93
Exercised	(11,100)	2.38
Cancelled	(526,436)	20.69

Balance at March 31, 2009	10,324,823	21.79

The results of operations for the three months ended March 31, 2009 and 2008 include share-based compensation expense in the following expense categories of the consolidated statements of operations (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Share-based compensation in:
Cost of revenues	$299	$361

Total share-based compensation in cost of revenues	299	361
Selling and marketing	1,913	2,317
Research and development	1,095	1,124
General and administrative	2,837	2,366

Total share-based compensation in operating expenses	5,845	5,807

Total share-based compensation	$6,144	$6,168

The Company used the following assumptions to estimate the fair value of the stock options granted:

	Three Months Ended
	March 31, 2009	March 31, 2008
Average expected life (years)	3.0	3.1
Average expected volatility factor	44.9%	34.8%
Average risk-free interest rate	1.4%	2.3%
Average expected dividend yield	—	—

Treasury Stock

The Company repurchased shares of its common stock during the first three months of 2009 as follows:

	Shares	Average Price Per Share
Shares repurchased through December 31, 2008	9,249,109	$20.59
Shares repurchased during the three months ended March 31, 2009	649,478	$11.53

Total shares repurchased through March 31, 2009	9,898,587	$20.00

The remaining number of shares authorized for repurchase under the Company’s stock repurchase program as of March 31, 2009 was 2,101,413 shares. Under the terms of the Senior Credit Agreement, the Company is restricted from repurchasing its common stock for an aggregate purchase price that exceeds the sum of $25 million plus 50% of the aggregate amount of its consolidated net income, as defined in the Senior Credit Agreement, during the period from the effective date of the facility through the most recent quarter end for which quarterly financial statements have been filed. As of March 31, 2009, $26.5 million remained authorized for repurchase under the Company’s Senior Credit Agreement.

10. Tax Matters

For the three months ended March 31, 2009 the Company recognized an income tax expense of $7.9 million which represented an effective tax rate of 218.7%. The effective tax rate variance from the statutory rate was primarily related to non-deductible items, including share-based payments, an increase in the valuation allowance related to net operating losses of one of the Company’s subsidiaries in the United Kingdom and foreign withholding taxes, which offset the benefit of income taxed at lower rates in foreign jurisdictions and the favorable impact on deferred tax amounts resulting from a California law change.

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), the Company had approximately $8.9 million of total gross unrecognized tax benefits at March 31, 2009. Included in this balance are $6.0 million of unrecognized tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of provision for income taxes in the consolidated statements of operations. The Company accrued potential penalties and interest of $0.1 million related to these unrecognized tax benefits during the three months ended March 31, 2009, and in total, as of March 31, 2009, the Company has recorded a liability for potential penalties and interest of $1.4 million.

The Company and its subsidiaries file tax returns which are routinely examined by tax authorities in the U.S. and in various state and foreign jurisdictions. The Company is currently under examination by the respective tax authorities for tax years 2005 to 2007 in the United States, for 2002 to 2005 in the United Kingdom and for 2005 to 2007 in France. The Company has various other on-going audits in various stages of completion. In general, the tax years 2005 through 2008 could be subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, tax years 2002 through 2008 could be subject to examination by the respective tax authorities.

Due to the potential resolution of federal, state and foreign tax examinations, and the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2.5 million.

11. Litigation

The Company is involved in various legal actions in the normal course of business. Based on current information, including consultation with the Company’s attorneys, the Company believes that it has adequately reserved for any ultimate liability that may result from these actions such that any liability would not materially affect the Company’s consolidated financial position, results of operations or cash flows. The Company’s evaluation of the likely impact of these actions could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on the Company’s results of operations or cash flows in a future period.

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

Forward-Looking Statements

This report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

•	anticipated trends in revenue;

•	plans, strategies and objectives of management for future operations;

•	growth opportunities in domestic and international markets;

•	new and enhanced reliance on channels of distribution;

•	customer acceptance and satisfaction with our products, services and fee structures;

•	changes in domestic and international market conditions;

•	risks associated with fluctuations in foreign currency exchange rates;

•	the impact of macro-economic conditions on our customers;

•	expected trends in operating and other expenses;

•	anticipated cash and intentions regarding usage of cash, including risks related to the required use of cash for debt servicing;

•	risks related to compliance with the covenants in our senior secured credit facility;

•	risks associated with integrating acquired businesses and launching new product offerings;

•	changes in effective tax rates;

•	risks related to changes in accounting interpretations;

•	anticipated product enhancements or releases;

•	the volatile and competitive nature of the Internet and security industries; and

•	the success of our brand development efforts.

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

Overview

We are a leading provider of solutions for Web filtering and Web security, data loss prevention (“DLP”), and email security. Our products and services prevent malicious applications and inappropriate content from accessing the network and prevent critical business data from improperly leaving the network, allowing organizations to provide a secure and productive computing environment for employees, business partners and customers. Our portfolio of Web filtering, Web security, DLP and email anti-spam and messaging security software allows organizations to:

•

prevent access to undesirable and dangerous elements on the Web, such as Web sites that contain inappropriate content or sites that download viruses, spyware, keyloggers, and an ever-increasing variety of malicious code, including Web sites with dynamic or user-generated content (Web 2.0 sites);

•	identify and remove malicious applications from incoming Web traffic;

•	prevent the unauthorized use and loss of sensitive data, such as customer or employee information;

•	filter “spam” out of incoming email traffic;

•	filter viruses and other malicious attachments from email and instant messages;

•	manage the use of non-Web Internet traffic, such as peer-to-peer communications and instant messaging;

•	protect from spam and malware embedded in Web-based user-generated content; and

•	control misuse of an organization’s valuable computing resources, including unauthorized downloading of high-bandwidth content and sites that employees can otherwise access to utilize hacking tools.

Since we commenced operations in 1994, Websense has evolved from a reseller of computer security products to a leading provider of content security software solutions, including Web security, DLP, email and messaging security solutions. Our first Web filtering software product was released in 1996 and prevented access to inappropriate Web content. Since then, we have focused on adapting our Web filtering capabilities to address changing Internet use patterns and the growing incidence of Web-based criminal activity. Our current solutions share our Threatseeker™ security intelligence and offer integrated policy enforcement options to protect against Web and email attacks and prevent the inappropriate or malicious transmission of data. Additionally, our Web Security Gateway (“WSG”) product provides real time classification of dynamic end user generated content embedded in Web 2.0 Web sites, providing organizations with the same management options available with traditional static content Web sites. In April 2009, we launched a new appliance platform, our V10000 appliance, which offers our customers another alternative for implementing our software products by providing centralized management of Web security, proxy and cache, and application controls to manage and secure our customers in Web 2.0 environments. We expect the availability of the V10000 appliance to help generate additional new and upgraded subscriptions to our software, particularly our WSG product.

During the three months ended March 31, 2009, we derived approximately 49% of our revenue from international sales, compared with approximately 41% for the three months ended March 31, 2008, with the United Kingdom comprising approximately 16% and 12% of our total revenue for the three months ended March 31, 2009 and 2008, respectively. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific, Latin American and Australian markets.

We distribute our products through a global network of distributors and value-added resellers to leverage our internal sales and marketing resources. Sales through indirect channels currently account for more than 90% of our revenue. We utilize a two-tier distribution strategy in North America to sell our products, with an objective of increasing the number of value-added resellers selling our products and further extending our reach into the small and medium sized business market segment. Our distribution strategy outside North America also relies on a multi-tiered system of distributors and value-added resellers.

As described elsewhere in this report, we recognize revenue from subscriptions to our products on a daily straight-line basis over the term of the subscription agreement, commencing on the first day of the subscription term. We recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract, and are fully expensed in the period the subscription term begins. We expect to sell our appliances pre-loaded with our software on a subscription basis and to recognize revenue from the appliance and the software on a daily straight line basis over the term of the subscription.

Operating expenses for 2009 have declined compared with 2008 primarily as a result of the substantial completion of the SurfControl integration activities during 2008, a reduction in amortization of intangibles and the favorable impact of a stronger U.S. dollar. However, certain of our operating expenses are expected to increase in absolute dollars on a comparative quarter over quarter basis due to continued product research and development and investments in administrative infrastructure (such as headcount, facilities, equipment and software) to support subscription sales that we will recognize as revenue in subsequent periods.

In October 2007, we completed our acquisition of SurfControl. As a result of expenses related to the combination and certain purchase accounting adjustments, we incurred operating losses under GAAP from the fourth quarter of 2007 through the fourth quarter of 2008. Similar to Websense, SurfControl sold products primarily under subscriptions whereby revenues were initially recorded as deferred revenue and recognized ratably over the term of the agreement. Under GAAP purchase accounting, we wrote off $97.4 million of SurfControl’s deferred revenue, leaving a balance of $19.7 million as the fair value of the obligation. This adjustment reflects the fair value of the post-contract technical support services that will be recognized daily in accordance with our revenue recognition policy. In connection with the acquisition, we incurred restructuring costs primarily in connection with reducing SurfControl headcount and eliminating redundant facilities. We also incurred the expenses of managing the SurfControl operations as well as recording the amortization of the acquired intangibles. Given the average remaining term of the SurfControl subscriptions we acquired and the elimination of many of the non-recurring acquisition related expenses, we currently expect to report income from operations for fiscal 2009. Our ability to retain SurfControl customers when their existing product subscriptions expire and maintain our overall pricing levels for our products will impact our results of operations and the timing of our return to profitability.

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

Revenue Recognition. When a purchase decision is made for our products, including our new appliance product, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. Other services such as upgrades/enhancements and standard post-contract technical support services are sold together with our product subscription and provided throughout the subscription term. We recognize revenue on a daily straight-line basis, including our new appliance product revenue, commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided the fee is fixed or determinable, persuasive evidence of an arrangement exists and collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver access codes to users and then promptly invoice customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. When we enter into a subscription agreement that is denominated and paid in a currency other than U.S. dollars, we record the subscription billing and deferred revenue in U.S. dollars based upon the currency exchange rate in effect on the last day of the previous month before the subscription agreement is effective. Changes in currency rates relative to the U.S. dollar may have a significant impact on the revenue that we will recognize under contracts that are denominated in currencies other than U.S. dollars.

We record distributor marketing payments and channel rebates as an offset to revenue. We recognize distributor marketing payments as an offset to revenue as the marketing service is provided. We recognize channel rebates as an offset to revenue on a straight-line basis over the term of the subscription agreement.

Acquisitions, Goodwill and Other Intangible Assets. We account for acquired businesses using the purchase method of accounting in accordance with SFAS No. 141(R), Business Combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. The fair value of intangible assets, including acquired technology and customer relationships, is based on significant judgments made by management. The valuations and useful life assumptions are based on information available near the acquisition date and are based on expectations and assumptions that are considered reasonable by management. The judgments made in determining estimated fair values assigned to assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

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

Share-Based Compensation. We account for share-based compensation in accordance with the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”) and Staff Accounting Bulletin No. 107 (“SAB 107”) requiring the measurement and recognition of all share-based compensation under the fair value method. Share-based compensation expense related to stock options is recorded based on the fair value of the award on its grant date which we estimate using the Black-Scholes valuation model in accordance with the provisions prescribed under SFAS 123R and SAB 107. Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the date of grant.

At March 31, 2009, there was $55.2 million of total unrecognized compensation costs related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). The total unrecognized compensation costs will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize those costs over a weighted average period of approximately 2.5 years.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions described below. We estimate the expected term of options granted based on the history of grants and exercises in our options database. We estimate the volatility of our common stock at the date of grant based on both the historical volatility as well as the implied volatility of publicly traded options on our common stock, consistent with SFAS 123R and SAB 107. We base the risk-free interest rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We amortize the fair value ratably over the vesting period of the awards, which is typically four years. We use historical data to estimate pre-vesting option forfeitures and record share-based expense only for those awards that are expected to vest. We may elect to use different assumptions under the Black-Scholes option valuation model in the future or select a different option valuation model altogether, which could materially affect our results of operations in the future.

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

Income Tax Provision and Uncertain Tax Positions. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when we believe that certain positions might be challenged despite our belief that our tax return positions are consistent with prevailing law and practice. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

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

We account for uncertainty in income taxes in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which require periodic adjustments and which may not accurately anticipate actual outcomes.

Allowance for Doubtful Accounts and Other Loss Contingencies. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to pay their invoices. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires significant judgment by management based on the facts and circumstances of each matter.

Results of Operations

Three months ended March 31, 2009 compared with the three months ended March 31, 2008

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)
Revenue	100%	100%
Cost of revenues:
Cost of revenues	11	13
Amortization of acquired technology	4	5

Total cost of revenues	15	18
Gross margin	85	82
Operating expenses:
Selling and marketing	49	64
Research and development	16	20
General and administrative	13	19

Total operating expenses	78	103

Income (loss) from operations	7	(21)
Interest expense	(2)	(7)
Other income, net	—	—

Income (loss) before income taxes	5	(28)
Provision (benefit) for income taxes	10	(19)

Net loss	(5)%	(9)%

Revenue

Revenue increased to $81.0 million in the first quarter of 2009 from $67.0 million in the first quarter of 2008. The increase was primarily a result of additional customer seats in new, renewed and upgraded subscriptions (including an increase of $10.3 million from new or renewed SurfControl seat subscriptions on a quarter over quarter basis) from the first quarter of 2008 to the first quarter of 2009. Revenue from DLP products increased by 60% from the first quarter of 2008 to the first quarter of 2009. The number of product seats under subscription increased from 42.4 million as of March 31, 2008 to 44.4 million as of March 31, 2009. Revenue from products sold in the United States accounted for $41.2 million or 51% of first quarter 2009 revenue compared to $39.8 million or 59% in the first quarter of 2008. Revenue from products sold internationally accounted for $39.8 million or 49% of first quarter 2009 revenue compared to $27.2 million or 41% in the first quarter of 2008. We had current deferred revenue of $213.0 million as of March 31, 2009, compared to $194.6 million as of March 31, 2008. For the remainder of 2009, we expect our revenue to increase over 2008 revenue levels due to the amount of current deferred revenue that will be recognized as revenue during 2009, subscriptions that are scheduled for renewal that are expected to be renewed and expected new business for which some revenue will be recognized during 2009. Our revenue in 2009 may be impacted by the duration of contracts for renewal and new subscriptions, the timing of sales of renewal and new subscriptions, the average annual contract value and per seat price, and currency exchange rates impacting new and renewal subscriptions in international markets.

Cost of Revenues

Cost of revenues. Cost of revenues consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our hosted security services. Cost of revenues decreased to $8.6 million in the first quarter of 2009 from $8.9 million in the first quarter of 2008. The $0.3 million decrease was primarily due to decreased temporary personnel costs in our technical support and database groups in 2009 from 2008 as we substantially completed the SurfControl integration during 2008. Our full-time employee headcount in cost of revenue departments increased from an average of 217 employees during the first quarter of 2008 to an average of 241 employees during the first quarter of 2009. We allocate the costs for human resources, employee benefits, payroll taxes, information technology, facilities and fixed asset depreciation to each of our functional areas based on headcount data. As a percentage of revenue, cost of revenues decreased to 11% from 13% during the first quarter of 2009 compared to 2008. We expect cost of revenue will increase in absolute dollars due to the higher headcount for the remainder of 2009 but as a percentage of revenue will remain approximately the same as compared to 2008. We expect cost of revenues to increase to support the growth and maintenance of our databases and costs associated with providing our hosted security services as well as the technical support needs of our customers.

Amortization of acquired technology. Amortization of acquired technology, which primarily relates to the developed technology acquired from the PortAuthority and SurfControl acquisitions in 2007, was $3.3 million in the first quarter of 2009 compared to $3.1 million in the first quarter of 2008. The increase of $0.2 million in amortization of acquired technology from the first quarter of 2008 to the first quarter of 2009 was primarily due to the acquisition of additional acquired technology in the second half of 2008. As of March 31, 2009, the acquired technology is being amortized over a weighted average period of 2.2 years. We expect to incur $9.6 million in amortization expense of acquired technology during the remainder of 2009 and that 2009 levels will be slightly higher than 2008 in absolute dollars.

Gross Margin

Gross margin increased to $69.1 million in the first quarter of 2009 from $55.0 million in the first quarter of 2008. As a percentage of revenue, gross margin increased to 85% in the first quarter of 2009 from 82% in the first quarter of 2008 due to increased revenue while cost of revenue remained relatively flat as described in the preceding Cost of Revenues section. We expect that gross margin as a percentage of revenue will remain in excess of 80% for the remainder of 2009.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships as well as allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates. Selling and marketing expenses decreased to $39.8 million, or 49% of revenue, in the first quarter of 2009, from $42.8 million, or 64% of revenue, in the first quarter of 2008. The $3.0 million decrease was primarily due to a reduction in the amortization of acquired intangibles (customer relationships) of approximately $2.8 million and due to improvements in the U.S. currency rates relative to the foreign currencies in which certain of our international expenses were incurred. As of March 31, 2009, the acquired customer relationships intangible assets are being amortized over a weighted average period of approximately 5.3 years. Even though our headcount in sales and marketing increased from an average of 531 employees during the first quarter of 2008 to 580 employees for the first quarter of 2009, our personnel costs were only marginally higher by $0.2 million due to the improvement in the currency exchange rates as approximately one-half of our sales and marketing personnel are based in international locations whose local currencies were weaker as compared to the U.S. dollar. We expect overall selling and marketing expenses to decrease in absolute dollars and as a percentage of revenue for the remainder of 2009 as compared to 2008 primarily due to a reduction of amortization of acquired intangibles from the SurfControl acquisition due to the accelerated nature of the amortization and the elimination of the non-recurring acquisition related expenses associated with PortAuthority and SurfControl, partially offset by having additional sales and marketing personnel to support our expanding selling and marketing efforts worldwide and increased sales resulting in higher overall sales commission expenses. We also expect that selling and marketing expenses as a percentage of revenue will decrease in 2009 compared to 2008 due to the expected increase in revenue. We expect amortization of acquired intangibles of $19.8 million for the remainder of 2009 as a result of the amortization of acquired intangibles from the SurfControl and PortAuthority acquisitions.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses decreased to $12.8 million, or 16% of revenue, in the first quarter of 2009 from $13.5 million, or 20% of revenue, in the first quarter of 2008. The decrease of $0.7 million in research and development expenses was primarily due to a reduction in contractor services relating to our DLP product and a reduction in allocated costs relating to the substantial completion of SurfControl integration activities during 2008. Our headcount increased in research and development from an average of 339 employees for the first quarter of 2008 to 385 employees for the first quarter of 2009. We expect research and development expenses to increase in absolute dollars for the remainder of 2009 as compared to 2008 due to having an expanded base of product offerings and the hiring of personnel to support our continued enhancements and new products. We are managing the increase in our absolute research and development expenses by operating research and development facilities in multiple international locations, including a facility in Beijing, China, that have lower costs than our operations in the United States. During the first quarter of 2009, we relocated our research and development facility in Sydney, Australia to our Beijing, China facility. We also have research and development facilities in Ra’anana, Israel; Los Gatos and San Diego, California and Reading, England. While we expect research and development expenses to increase in absolute dollars for the remainder of 2009, we expect that research and development expenses as a percentage of revenue will decrease in 2009 compared to 2008 due to the expected increase in revenue.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and administrative personnel, third party professional service fees and allocated costs. General and administrative expenses decreased to $11.0 million, or 13% of revenue, in the first quarter of 2009 from $12.9 million, or 19% of revenue, in the first quarter of 2008. The $1.9 million decrease in general and administrative expenses was primarily due to a reduction in allocated costs, personnel costs and professional service fees primarily related to a reduction in SurfControl integration activities in 2009 compared to 2008. Our headcount increased in general and administrative departments from an average of 108 employees during the first quarter of 2008 to 121 employees for the first quarter of 2009. We expect general and administrative expenses to increase in absolute dollars due to the higher headcount but decline as a percentage of revenue for the remainder of 2009 as compared to 2008 due to the expected increase in revenue.

Interest Expense

Interest expense decreased to $2.2 million in the first quarter of 2009 from $4.4 million in the first quarter of 2008. The decrease was primarily due to a lower average outstanding loan balance on our senior secured term loan of $118 million during the first quarter of 2009 compared to an average loan balance of $175 million during the first quarter of 2008. In addition, the marginal interest rates were lower in the first quarter of 2009 compared to 2008. Included in the interest expense for the first quarter of 2009 and 2008 is $0.4 million and $1.0 million, respectively, of amortization of deferred financing fees that were capitalized as part of the senior secured credit facility. We made prepayments on the senior secured term loan totaling $15 million and $30 million during the first quarter of 2009 and 2008, respectively. As a result of reductions in the LIBOR interest rate and improvements in our leverage ratio, our weighted average interest rate decreased from 6.5% at March 31, 2008 to 5.7% at March 31, 2009. The amount of interest expense will fluctuate due to changes in the outstanding principal balance, changes in LIBOR and changes in our applicable spread to LIBOR based upon improvements in our leverage ratio in accordance with our senior secured credit facility agreement. Interest expense should decline in the remaining quarters of 2009 as compared to 2008 due to the lower outstanding principal amount and the expected lower marginal interest rate on the non-fixed rate component of our senior secured credit facility.

Other Income (Expense), Net

Other income (expense), net increased to a net other income of $0.4 million in the first quarter of 2009 from net other expense of $0.1 million in the first quarter of 2008. The increase was due primarily to foreign exchange related gains of $0.3 million in the first quarter of 2009 compared to losses of $0.7 million in the first quarter of 2008 due to favorable movements in the foreign exchange rates during the first quarter of 2009, partially offset by reduced interest income of $0.5 million as a result of lower interest rates realized on our balances of cash and cash equivalents. Due to a lower interest rate environment, we expect our net other income for the remainder of 2009 will be less than 2008 levels.

Provision for Income Taxes

For the three months ended March 31, 2009 we recognized an income tax expense of $7.9 million compared to an income tax benefit of $12.4 million for the three months ended March 31, 2008. The effective tax rates reflect a tax expense of 218.7% for the three months ended March 31, 2009 and a tax benefit of 66.5% for the three months ended March 31, 2008. For the first quarter of 2009, the effective tax rate variance from the statutory rate was primarily related to non-deductible items, including share-based payments, an increase in the valuation allowance related to net operating losses of one of our subsidiaries in the United Kingdom and foreign withholding taxes, which offset the benefit of income taxed at lower rates in foreign jurisdictions and the favorable impact on deferred tax amounts resulting from a California law change. For the first quarter of 2008, the effective tax rate variance from the statutory rate was primarily attributed to the release of a valuation allowance, a favorable state tax ruling and income taxed at lower rates in certain foreign jurisdictions, which offset the expense of withholding taxes and non-deductible share-based compensation.

Our effective tax rate may change in future periods due to differences in the composition of taxable income between domestic and international operations along with the potential changes or interpretations in tax rules and legislation, or corresponding accounting rules.

In accordance with the provisions of SFAS 109, we assess, on a quarterly basis, the realizability of our deferred income tax assets. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items during the first quarter of 2009, it is more likely than not, subject to valuation allowances established, that we will be able to fully realize our deferred tax assets except as it relates to the potential tax deduction for stock based compensation that would result based on the current fair value of our common stock pursuant to SFAS123R.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents (including restricted cash and cash equivalents) of $76.2 million and retained earnings of $33.6 million. During the first three months of 2009, we used our cash and cash equivalents primarily to pay down $15 million on our senior secured term loan as optional prepayments and for stock repurchases of approximately $7.0 million. Of the $7.5 million stock repurchases recorded during the first quarter, $7.0 million was paid during the quarter and the remaining $0.5 million was paid in April 2009.

Net cash provided by operating activities was $36.2 million in the first three months of 2009 compared with $18.9 million in the first three months of 2008. The increase in cash provided by operating activities was primarily a result of our increasing cash collections by approximately $3.6 million in the first quarter of 2009, decreasing cash expenses by approximately $4.0 million primarily due to the elimination of many of the SurfControl integration activities, as well as a decrease of settlement of liabilities of approximately $10.5 million in the first quarter of 2009 compared to the first quarter of 2008 which included many non-recurring SurfControl related obligations and a litigation settlement. Our operating cash flow is significantly influenced by new and renewal subscriptions, accounts receivable collections and cash expenses. A decrease in sales of new and/or renewal subscriptions or accounts receivable collections, or an increase in our cash expenses, would negatively impact our operating cash flow.

Net cash used in investing activities was $2.5 million in the first three months of 2009 compared with net cash provided by investing activities of $16.7 million in the first three months of 2008. The $19.2 million change in net cash used in investing activities was primarily due to $19.2 million of net increases in maturities over purchases of marketable securities in the first quarter of 2008 for which we discontinued investing in marketable securities in early 2008 due to our use of excess cash to prepay our senior secured term loan and to repurchase our stock.

Net cash used in financing activities was $22.6 million in the first three months of 2009 compared with $32.6 million in the first three months of 2008. The $10.0 million decrease of net cash used in financing activities was primarily due to a decrease in optional principal prepayments of $15 million on our senior secured term loan offset by an increase in stock repurchases of $4.2 million in the first three months of 2009 compared to the first three months of 2008.

In connection with the acquisition of SurfControl in October 2007, we entered into the Senior Credit Agreement. The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. At March 31, 2009, the outstanding balance under our senior secured term loan was $110 million as a result of making optional prepayments totaling $15 million during the first quarter of 2009. In conjunction with our optional $20 million prepayment on December 31, 2007, we amended our Senior Credit Agreement to eliminate any additional mandatory payments until September 30, 2009. The senior secured credit facility is secured by substantially all of our assets, including pledges of stock of some of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon our total leverage ratio, as defined in the Senior Credit Agreement. Based on the total leverage ratio as of December 31, 2008, the spread on the senior secured term loan was LIBOR plus 225 basis points per annum and the fee for the unused portion of the revolving credit facility was 25 basis points per annum. The weighted average interest rate on the senior secured term loan at March 31, 2009 was 5.7%. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Among the negative covenants are restrictions on our ability to borrow money, including restrictions on (a) the incurrence of more than $15 million of new debt, including capital leases (subject to certain exceptions), (b) the incurrence of more than $7.5 million in letters of credit, (c) the incurrence of more than $50 to $75 million of new debt, depending on our leverage ratio, to finance future acquisitions or (d) the assumption of more than $15 million of new debt in connection with acquisitions.

The Senior Credit Agreement provides that we must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years from the initial funding date of October 11, 2007. On the initial funding date, we entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The notional amount of the swap agreement was $76 million as of March 31, 2009 and it amortizes each quarter down to $11 million on June 30, 2010. In addition, on October 11, 2007 we entered into an interest rate cap agreement to limit the maximum interest rate on a portion of our senior secured term loan to 6.5% per annum. The amount of principal protected by this agreement was $26.4 million at March 31, 2009 and increases up to $74.3 million on June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

Obligations and commitments. The following table summarizes our contractual payment obligations and commitments as of March 31, 2009 (in thousands):

	Payment Obligation by Year
	2009	2010	2011	2012	2013	Thereafter	Total
Senior credit agreement:
Scheduled principal payments	$3,618	$15,197	$18,237	$72,948	$—	$—	$110,000
Estimated interest and fees	4,422	4,079	3,003	1,668	—	—	13,172
Operating leases	4,943	5,796	4,692	4,477	4,358	1,189	25,455
Facility exit obligation	1,846	—	—	—	—	—	1,846
Software licenses	439	97	—	—	—	—	536

Total	$15,268	$25,169	$25,932	$79,093	$4,358	$1,189	$151,009

Obligations under our Senior Credit Agreement represent the future minimum principal debt payments due under the senior secured term loan. Estimated interest and fees represent interest and fees expected to be incurred under the Senior Credit Agreement based on known rates as of March 31, 2009 (see Note 6 to the financial statements).

We lease our facilities under operating lease agreements that expire at various dates through 2015. Approximately one-half of our operating lease commitments are related to our corporate headquarters lease, which extends through December 2013 and has escalating rent payments from 2009 to 2013.

The facility exit obligation represents the lease termination fee pursuant to a lease termination agreement executed in April 2009 for a facility acquired from SurfControl that has been vacated.

Software license obligations represent purchase commitments for software licenses made in the ordinary course of business.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at March 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $8.9 million of unrecognized tax benefits have been excluded from the contractual payment obligations table above.

In 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. In 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. Repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. Depending on market conditions and other factors, purchases by our agent under this program may be commenced or suspended at any time, or from time to time, without prior notice to us. During the three months ended March 31, 2009, we repurchased 649,478 shares of our common stock for an aggregate of approximately $7.5 million at an average price of $11.53 per share. As of March 31, 2009, we have repurchased a total of 9,898,587 shares of our common stock under this program, for an aggregate of $197.9 million at an average price of $20.00 per share. Under the terms of the Senior Credit Agreement, we are restricted from repurchasing our common stock for an aggregate purchase price that exceeds the sum of $25 million plus 50% of the aggregate amount of our consolidated net income, as defined in our Senior Credit Agreement, during the period from the effective date of the facility through the most recent quarter end for which we have filed quarterly financial statements. As of March 31, 2009, we can repurchase up to $26.5 million of our common stock under our Senior Credit Agreement. We intend to repurchase shares during the remainder of 2009.

We believe that our cash and cash equivalents balances, revolving credit balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures, debt repayment obligations and stock repurchases, if any, for at least the next 12 months. During the first three months of 2009, we made voluntary prepayments on our senior secured term loan of $15 million and repurchased approximately $7.5 million of our common stock. Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements. We may elect to raise funds for these purposes or to reduce our cost of capital through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating and capital requirements in interest-bearing, investment-grade securities.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any material off-balance sheet arrangements.

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

We are exposed to changes in interest rates primarily from our money market funds and from our borrowings under our variable rate senior secured term loan. Our Senior Credit Agreement provides that we must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured term loan is subject to fixed interest rate protection for a period of not less than 2.5 years from the date of the initial funding of the loan.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. Based on our outstanding senior secured term loan balance at March 31, 2009 and taking into consideration our interest rate swap and cap, our interest expense would increase by approximately $547,000 during the next 12 months if there were a 100 basis point adverse move in the interest rate yield curve.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at March 31, 2009. Changes in interest rates over time will, however, affect our interest income.

We utilize foreign currency forward and zero-cost collar contracts to hedge foreign currency market exposures of underlying assets, liabilities and expenses. We bill certain international customers in Euros, British Pounds, Australian Dollars, Chinese Renminbi and Japanese Yen. We also keep working funds necessary to facilitate the short-term operations of our subsidiaries in the local currencies in which they do business. Our objective is to reduce the risk to earnings and cash flows associated with changes in currency exchange rates. We do not use foreign currency contracts for speculative or trading purposes.

Notional and fair values of our hedging positions at March 31, 2009 and 2008 are presented in the table below (in thousands):

	March 31, 2009			March 31, 2008
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Euro	5,500	$7,245	$7,185	5,200	$7,800	$7,420
Australian Dollar	1,500	1,023	1,006	—	—	—
Israeli Shekel	11,400	2,747	2,705	—	—	—

Total		$11,015	$10,896		$7,800	$7,420

The $0.6 million notional decrease in our Euro hedged position at March 31, 2009 compared to March 31, 2008 was primarily due to the strengthening of the U.S. dollar relative to the Euro as the notional Euro hedged position actually increased by Euro 0.3 million from March 31, 2008 to March 31, 2009. All of the Euro hedging contracts in place as of March 31, 2009 will be settled before June 30, 2009. For the three months ended March 31, 2009, less than 15% of our total billings were denominated in the Euro. We do not expect Euro billings to represent more than 20% of our total billings during 2009.

Although we had no British Pound hedging contracts outstanding as of March 31, 2009 (as well as March 31, 2008), we did have British Pound hedging contracts that settled during the first quarter of 2009. As of March 31, 2009 our net monetary asset position was naturally hedged primarily by some British Pound tax related liabilities due in the first half of 2009. For the three months ended March 31, 2009, less than 15% of our total billings were denominated in the British Pound. We do not expect British Pound billings to represent more than 15% of our total billings during 2009.

We began hedging our Israeli Shekel denominated operating expenses during the third quarter of 2008 primarily due to our increased Israeli Shekel operating expenses and increased volatility of the Israeli Shekel. All of the Israeli Shekel hedging contracts in place as of March 31, 2009 will be settled before December 31, 2009.

We began hedging our Australian Dollar denominated net monetary assets during the first quarter of 2009 primarily due to the change in functional currency designation of our Australian subsidiary as of the beginning of fiscal 2009. The Australian Dollar hedging contract in place as of March 31, 2009 will be settled before June 30, 2009.

Given our foreign exchange position at March 31, 2009, a 10% change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from un-hedged foreign currency exposures.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective as of the end of the period covered by this Quarterly Report.

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

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

Recent volatility in the world capital markets and the financial services industry may adversely impact our business, results of operations, financial condition or liquidity.*

Recently, the world capital markets and the financial services industry have been experiencing a period of unprecedented volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from governments and regulatory agencies worldwide. The recent economic crisis could cause our end user customers to choose shorter contract durations or to not renew their contracts at all, reducing our cash flow, and also could negatively affect our ability to maintain or expand the number of seats and/or product offerings to large customers upon renewal due to adverse developments within the customers’ organization. Credit markets may also adversely affect our resellers through whom our distributors distribute products and limit the credit value-added resellers may extend to their customers. The volatility of currency exchange rates can also significantly affect sales of our products denominated in foreign currencies. In addition, recent events in the global financial markets may make it difficult for us to access the credit markets or to obtain financing or refinancing, if needed, on satisfactory terms or at all.

Our future success depends on our ability to sell new, renewal and upgraded Web filtering and Web security subscriptions.

Substantially all of our revenue for the quarter ended March 31, 2009 was derived from new and renewal subscriptions to our Web filtering and Web security products, and we expect that a significant majority of our sales for 2009 will continue to be derived from our Web filtering and Web security products. We expect sales of our Web Security Gateway (“WSG”), data loss prevention (“DLP”) products, hosted security services, our appliance product and other products under development to comprise a relatively small portion of our overall sales in 2009. If our Web filtering and Web security products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we cannot sufficiently increase our customer base with the addition of new customers, particularly in the small to medium sized business (“SMB”) segment, increase seats under subscriptions from existing customers or renew a sufficient number of SurfControl’s Web filtering customers or migrate them to our Web filtering product, we will not be able to grow our business to meet expectations.

Subscriptions for our Web filtering and security products typically have durations of 12, 24 or 36 months. Our revenue depends upon maintaining a high rate of sales of renewal subscriptions and upon adding additional seats or product offerings to existing customers. Our customers have no obligation to renew their subscriptions upon expiration, and if they renew, they may elect to renew for a shorter duration than the previous subscription period. As a result of macroeconomic conditions, our Websense and SurfControl customers may elect to renew subscriptions for shorter durations and may not add seats or product offerings due to contractions of work forces of their respective organizations. This may require increasingly costly sales efforts targeting senior management and other management personnel associated with our customers’ Internet and security infrastructure. We may not be able to maintain or continue to generate increasing revenue from existing customers.

Our revenue is derived almost entirely from sales through indirect channels and we depend upon these channels to create demand for our products.

Our revenue has been derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Although we rely upon these indirect channels of distribution, we also depend upon our internal sales force to generate sales leads and sell products through the reseller network. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 26% of our revenue during the quarter ended March 31, 2009. Should Ingram Micro experience financial difficulties or otherwise delay or prevent our collection of accounts receivable from them, our revenue and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenue and cash flow could be significantly adversely affected. Our indirect sales model involves a number of additional risks, including:

•	our resellers and distributors, including Ingram Micro, are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	we cannot control the level of effort our resellers and distributors expend or the extent to which any of them will be successful in marketing and selling our products;

•	we cannot assure that our channel partners will market and sell our newer product offerings such as our security-oriented offerings, our WSG, our DLP offerings or our hosted security services;

•	our reseller and distributor agreements are generally nonexclusive and may be terminated at any time without cause; and

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

The market for our products is intensely competitive and is likely to become even more so in the future. Our current principal Web filtering competitors frequently offer their products at a significantly lower price than our products, which has resulted in pricing pressures on sales of our products and potentially could result in the commoditization of products in our space. We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle Web filtering or other competitive products with their current products with no price increase to these current products. Increased competition may cause price reductions or a loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are unable to maintain the current pricing on sales of our products or increase our pricing in the future, our results of operations could be negatively impacted. Even if our products provide greater functionality and are more effective than certain other competitive products, potential customers might accept this limited functionality. In addition, our own indirect sales channels may decide to develop or sell competing products instead of our products. Pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our products to achieve or maintain widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our current principal competitors include:

•

companies offering Web filtering and Web security solutions, such as Microsoft, Symantec/Message Labs, McAfee/Secure Computing, Cisco Systems, Juniper Networks, Trend Micro, Google, BrightCloud, ScanSafe, Blue Coat Systems, Aladdin, Finjan, FaceTime, St. Bernard Software, Marshal8e6, Clearswift, Sophos, Barracuda, Digital Arts and Computer Associates;

•

companies integrating Web filtering into specialized security appliances, such as Blue Coat Systems, Cisco Systems, McAfee/Secure Computing, WatchGuard, Check Point Software, St. Bernard Software, Barracuda, Juniper Networks, Trend Micro, SonicWALL, Sophos, Network Box and Marshal8e6;

•

companies offering DLP solutions, such as Symantec, Verdasys, Vericept, EMC, McAfee/Secure Computing, IBM, Trend Micro, Proofpoint, Palisade Systems, Computer Associates, Raytheon, Intrusion, Fidelis, GTB Technologies, Workshare, Check Point Software and Code Green Networks;

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

In October 2007, we borrowed $210 million under the senior credit agreement and $110 million remained outstanding as of March 31, 2009. As a result, we are incurring interest expense for the amounts we borrowed under the senior secured term loan, and our income from our cash, cash equivalents and marketable securities has declined as we used a significant portion of our cash and marketable securities to fund a portion of the acquisition cost. This debt and the limitations our senior secured credit facility impose on us could have important consequences, including:

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

Failure of our security products, including our DLP products, hosted security solutions and our new appliance platform, to achieve more widespread market acceptance will seriously harm our business.*

Our future financial performance depends on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our security offerings. We now sell the Websense Data Security Suite, our DLP offering for the data security market, Websense Hosted Web Security and Websense Hosted Email Security, our hosted security services, and Websense Email Security, our email filtering solution. In addition, we recently released our next generation Web content gateway to address emerging Web 2.0 threats, Websense WSG, as well as our V10000 appliance pre-loaded with our software. We continue to develop and release products in accordance with our announced product roadmap. We may not be successful in achieving market acceptance of these or any new products that we develop. Moreover, our recent increased emphasis on the development, marketing and sale of our security offerings and DLP products could distract us from sales of our core Web filtering and Web security offerings, negatively impacting our overall sales. Any failure or delay in diversifying our existing offerings, or diversification at the detriment to our core Web filtering and Web security offerings, could harm our business, results of operations and financial condition and our growth.

The launch of our V10000 appliance exposes us to risks inherent with the sale of hardware, to which we were not previously exposed as a software company.*

With the launch of our V10000 appliance, we are now selling a generally available product that is hardware-based and not solely software-based. Our V10000 appliance is manufactured by a third-party contract manufacturer, and a third party logistics company is providing logistical services, including product configuration and shipping. Our ability to deliver the V10000 appliance to our customers could be delayed if we fail to effectively manage our third party relationships or if our contract manufacturer or logistics provider experience delays, disruptions or quality control problems in manufacturing, configuring or shipping the appliance. If our third-party providers fail for any reason to manufacture and deliver the V10000 appliance with acceptable quality, in the required volumes, and in a cost-effective and timely manner, it could be costly to us, as well as disruptive to product shipments. In addition, supply disruptions or cost increases could increase our cost of goods sold and negatively impact our financial performance. Our V10000 appliance platform may also face greater obsolescence risks than our pure software products.

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

A significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies so if the U.S. dollar weakens, our consolidated operating expenses would increase. Should the U.S. dollar strengthen, our products may become more expensive for our international customers with subscription contracts denominated in U.S. dollars, and as a result, our results of operations and net cash flows from international operations may be adversely affected, especially if the trend continues of international sales growing as a percentage of our total sales. Changes in currency rates also impact our future revenue under subscription contracts that are not denominated in U.S. dollars. Our revenue and deferred revenue for these currencies are recorded in U.S. dollars when the subscription is signed based upon currency exchange rates in effect on the last day of the previous month before the subscription agreement is signed. As a result, the strengthening of the U.S. dollar for current sales will not only reduce current cash flows from these sales, but will also reduce our revenue from these contracts, even if these foreign currencies should strengthen in the future.

Sales to customers outside the United States have accounted for a significant portion of our revenue, which exposes us to risks inherent in international sales.

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented 49% of our total revenue generated during the quarter ended March 31, 2009 compared with 41% of our total revenue during the quarter ended March 31, 2008. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

Some of our international revenue is denominated in U.S. dollars. In these markets, fluctuations in the value of the U.S. dollar and foreign currencies may make our products more expensive for international customers, which could harm our business. We also currently bill certain international customers in Euros, British Pounds, Australian Dollars, Chinese Renminbi and Japanese Yen. This increases our risks associated with fluctuations in currency exchange rates since we cannot be assured of receiving the same U.S. dollar equivalent as when we bill exclusively in U.S. dollars. We engage in currency hedging activities with the intent of limiting the risk of exchange rate fluctuations, but our foreign exchange hedging activities also involve inherent risks that could result in an unforeseen loss. If we fail to properly forecast rate fluctuations these activities could have a negative impact.

We may not be able to develop acceptable new products or enhancements to our existing products at a rate required by our rapidly changing market.*

Our future success depends on our ability to develop new products or enhancements to our existing products that keep pace with rapid technological developments and that address the changing needs of our customers. Although our products are designed to operate with a variety of network hardware and software platforms, we will need to continuously modify and enhance our products to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing such products or introducing them to the market in a timely fashion. In addition, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies could increase our research and development expenses. The failure of our products to operate effectively with the existing and future network platforms and technologies will limit or reduce the market for our products, result in customer dissatisfaction and seriously harm our business, results of operations and financial condition.

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

Our worldwide income tax provisions and other tax accruals may be insufficient if any taxing authorities assume taxing positions that are contrary to our positions.*

Significant judgment is required in determining our worldwide provision for income taxes and for our accruals for state, federal and international taxes together with transaction taxes such as sales tax, VAT and GST. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is consistent with prevailing legislative interpretation, no assurance can be given that the final tax authority review of these matters will agree with our historical income tax provisions and other tax accruals. Such differences could have a material effect on our income tax provisions or benefits, or other tax accruals, in the period in which such determination is made, and consequently, on our results of operations for such period.

From time to time, we are also audited by various state, federal and tax authorities of other countries in which we operate. Generally, the tax years 2005 through 2008 could be subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, tax years 2002 through 2008 could be subject to examination by the respective tax authorities. We are currently under examination by the respective tax authorities for tax years 2005 to 2007 in the United States, for 2002 to 2005 in the United Kingdom, for 2005 to 2007 in France, and by other tax authorities in other jurisdictions. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and any appeals process. As each audit progresses and is ultimately concluded, adjustments, if any, are appropriately recorded in our financial statements from time to time in light of prevailing facts based on our and the taxing authority’s respective positions on any disputed matters. We provide for potential tax exposures by accruing for uncertain tax positions based on judgment and estimates including historical audit activity. As of March 31, 2009, no liability relating to the current audit by the Internal Revenue Service is included in the accrual for uncertain tax positions. If the reserves are insufficient upon completion or during the progression of any audits, there could be an adverse impact on our financial position and results of operations. In addition, our external costs of settling any dispute with the tax authorities could be substantial and adversely impact our financial position and results of operation.

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

We currently have thirteen patents issued in the United States and 22 patents issued internationally, and we may be unable to obtain further patent protection in the future. We have other pending patent applications in the United States and in other countries. We cannot ensure that:

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

In October 2007 we acquired SurfControl and, as a result of the acquisition, Websense reported losses from operations under generally accepted accounting principles (“GAAP”) from the fourth quarter of 2007 through the fourth quarter of 2008 after more than five years of reporting income from operations under GAAP. Given our subscription model and the elimination of many of the non-recurring acquisition related expenses, we expect to operate at a profit under GAAP during 2009. Although we expect to continue to compete effectively for subscription renewals from the SurfControl customers when their contracts are up for renewal, we face substantial competition and may not retain as high a percentage of the SurfControl customer base as we expect, which could negatively impact our results of operations.

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

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.*

Our success depends largely upon the continued services of our executive officers and other key management personnel and our ability to recruit new personnel to executive and key management positions. As we have publicly announced, our former Chief Financial Officer, Dudley Mendenhall, resigned in March 2009 and we are in the process of recruiting a new Chief Financial Officer who would assume those duties from our current Chief Operating Officer, Douglas C. Wride, who is now also serving as our Chief Financial Officer. Upon hiring a new Chief Financial Officer, Mr. Wride will remain Chief Operating Officer. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products and technologies. We do not have employment agreements with a majority of our executive officers, key management or development personnel and, therefore, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, results of operations and financial condition. In such an event we may be unable to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

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

If we fail to manage our internal growth in a manner that minimizes strains on our resources, we could experience disruptions in our operations that could negatively affect our revenue, billings and results of operations. We are pursuing a strategy of organic growth through implementation of two-tier distribution, international expansion, introduction of new products and expansion of our product sales to the SMB segment. Each of these initiatives requires an investment of our financial and employee resources and involves risks that may result in a lower return on our investments than we expect. These initiatives also may limit the opportunities we pursue or investments we would otherwise make, which may in turn impact our prospects.

It may be difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.*

Some provisions of our certificate of incorporation and bylaws, as well as some provisions of Delaware law, may discourage, delay or prevent third parties from acquiring us, even if doing so would be beneficial to our stockholders. For example, our certificate of incorporation provides that stockholders may not fill board vacancies, call stockholder meetings or act by written consent. Our bylaws further provide that advance written notice is required prior to stockholder proposals. Each of these provisions makes it more difficult for stockholders to obtain control of our board or initiate actions that are opposed by the then current board. Additionally, we have authorized preferred stock that is undesignated, making it possible for the board to issue up to 5,000,000 shares of preferred stock with voting or other rights and preferences that could impede the success of any attempted change of control. Delaware law also could make it more difficult for a third party to acquire us. Section 203 of the Delaware General Corporation Law has an anti-takeover effect with respect to transactions not approved in advance by our board, including discouraging attempts that might result in a premium over the market price of the shares of common stock held by our stockholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Month	Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Be Purchased Under the Plan
January 2009	97,000	$13.50	9,346,109	2,653,891
February 2009	235,834	$11.35	9,581,943	2,418,057
March 2009	316,644	$11.06	9,898,587	2,101,413
Total	649,478	$11.53	9,898,587	2,101,413

1.	The purchases were made in open-market transactions.

2.	On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. On July 25, 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. The remaining shares authorized for repurchase under our stock repurchase program as of March 31, 2009 was 2,101,413 shares.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen Stock Certificate of Websense, Inc.

10.1(4)	CEO Bonus Plan.

10.2(4)	President Bonus Plan.

10.3(4)	SVP Bonus Plan.

10.4	Distribution Agreement by and between Websense, Inc. and Ingram Micro Inc., dated August 3, 2006.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 3, 2000.

(2)	Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on March 12, 2009.

(3)	Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.

(4)	Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on January 27, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: May 7, 2009	By:	/s/ GENE HODGES
Gene Hodges
Chief Executive Officer

Date: May 7, 2009	By:	/s/ DOUGLAS C. WRIDE
Douglas C. Wride
Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen Stock Certificate of Websense, Inc.

10.1(4)	CEO Bonus Plan.

10.2(4)	President Bonus Plan.

10.3(4)	SVP Bonus Plan.

10.4	Distribution Agreement by and between Websense, Inc. and Ingram Micro Inc., dated August 3, 2006

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 3, 2000.

(2)	Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on March 12, 2009.

(3)	Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.

(4)	Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on January 27, 2009.