Form 10-Q
period 2009-06-30
WEBSENSE INC
filed 2009-08-07
CIK 1098277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of July 31, 2009 was 44,192,210.

Websense, Inc.

Form 10-Q

For the Period Ended June 30, 2009

Part I – Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets

(Unaudited and in thousands)

	June 30, 2009	December 31, 2008
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$75,764	$64,310
Cash and cash equivalents—restricted	1,803	2,673
Accounts receivable, net	59,928	82,032
Prepaid income taxes	3,973	3,723
Current portion of deferred income taxes	32,608	33,125
Other current assets	10,409	9,029

Total current assets	184,485	194,892
Property and equipment, net	16,232	14,312
Intangible assets, net	86,810	106,493
Goodwill	374,232	374,410
Deferred income taxes, less current portion	24,436	21,092
Deposits and other assets	3,319	3,933

Total assets	$689,514	$715,132

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,121	$2,719
Accrued compensation and related benefits	18,662	19,087
Other accrued expenses	25,883	28,440
Current portion of income taxes payable	9,743	8,010
Current portion of senior secured term loan	11,217	4,112
Current portion of deferred tax liability	315	1,053
Current portion of deferred revenue	212,466	220,607

Total current liabilities	283,407	284,028
Income taxes payable, less current portion	12,846	10,098
Senior secured term loan, less current portion	98,783	120,888
Deferred tax liability, less current portion	8,658	10,523
Deferred revenue, less current portion	109,097	112,157
Other long term liabilities	1,513	2,617

Total liabilities	514,304	540,311
Stockholders’ equity:
Common stock	527	522
Additional paid-in capital	315,576	299,657
Treasury stock, at cost	(174,935)	(159,842)
Retained earnings	36,763	37,937
Accumulated other comprehensive loss	(2,721)	(3,453)

Total stockholders’ equity	175,210	174,821

Total liabilities and stockholders’ equity	$689,514	$715,132

See accompanying notes.

Websense, Inc.

Consolidated Statements of Operations

(Unaudited) (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue	$79,464	$72,958	$160,444	$139,942
Cost of revenues:
Cost of revenues	9,166	8,587	17,742	17,454
Amortization of acquired technology	3,257	3,081	6,513	6,153

Total cost of revenues	12,423	11,668	24,255	23,607

Gross margin	67,041	61,290	136,189	116,335
Operating expenses:
Selling and marketing	41,614	44,338	81,446	87,159
Research and development	12,690	13,198	25,533	26,658
General and administrative	10,037	11,836	21,038	24,689

Total operating expenses	64,341	69,372	128,017	138,506

Income (loss) from operations	2,700	(8,082)	8,172	(22,171)
Interest expense	(1,747)	(2,941)	(3,959)	(7,373)
Other (expense) income, net	(3)	1,113	355	1,004

Income (loss) before income taxes	950	(9,910)	4,568	(28,540)
(Benefit) provision for income taxes	(2,171)	(1,716)	5,742	(14,109)

Net income (loss)	$3,121	$(8,194)	$(1,174)	$(14,431)

Net income (loss) per share:
Basic net income (loss) per share	$0.07	$(0.18)	$(0.03)	$(0.32)

Diluted net income (loss) per share	$0.07	$(0.18)	$(0.03)	$(0.32)

Weighted average shares – basic	44,384	45,208	44,603	45,299

Weighted average shares – diluted	44,857	45,208	44,603	45,299

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

	Common stock		Additional paid-in	Treasury	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	stock	earnings	loss	equity
Balance at December 31, 2008	45,048	$522	$299,657	$(159,842)	$37,937	$(3,453)	$174,821
Issuance of common stock upon exercise of options	175	2	2,192	—	—	—	2,194
Issuance of common stock for ESPP purchase	184	2	2,785	—	—	—	2,787
Issuance of common stock from restricted stock units, net	33	1	—	(93)	—	—	(92)
Share-based compensation expense	—	—	12,563	—	—	—	12,563
Tax shortfall from stock option exercises	—	—	(1,621)	—	—	—	(1,621)
Purchase of treasury stock	(1,097)	—	—	(15,000)	—	—	(15,000)
Other comprehensive loss:
Net loss	—	—	—	—	(1,174)	—	(1,174)
Net change in unrealized gain on derivative contracts, net of tax	—	—	—	—	—	732	732

Comprehensive loss							(442)

Balance at June 30, 2009	44,343	$527	$315,576	$(174,935)	$36,763	$(2,721)	$175,210

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
Operating activities:
Net loss	$(1,174)	$(14,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,495	31,490
Share-based compensation	12,563	12,175
Deferred income taxes	(5,904)	(30,964)
Unrealized loss (gain) on foreign exchange	189	(71)
Tax shortfall from stock option exercises	1,621	678
Changes in operating assets and liabilities:
Accounts receivable	20,962	14,817
Other assets	(2,062)	(1,761)
Accounts payable	1,815	(1,660)
Accrued compensation and related benefits	(492)	(8,772)
Other liabilities	(1,599)	(5,293)
Deferred revenue	(11,200)	16,582
Income taxes payable	2,629	11,119

Net cash provided by operating activities	42,843	23,909

Investing activities:
Change in restricted cash and cash equivalents	913	(1,240)
Purchase of property and equipment	(6,137)	(4,109)
Purchase of intangible assets	—	(940)
Cash refunded from PortAuthority acquisition	—	147
Cash received from sale of CyberPatrol assets	—	1,400
Purchases of marketable securities	—	(20,160)
Maturities of marketable securities	—	39,963

Net cash (used in) provided by investing activities	(5,224)	15,061

Financing activities:
Principal payments on senior secured term loan	(15,000)	(35,000)
Proceeds from exercise of stock options	2,194	720
Proceeds from issuance of common stock for stock purchase plan	2,787	2,903
Tax shortfall from stock option exercises	(1,621)	(678)
Purchase of treasury stock	(14,648)	(9,998)

Net cash used in financing activities	(26,288)	(42,053)

Effect of exchange rate changes on cash and cash equivalents	123	512
Increase (decrease) in cash and cash equivalents	11,454	(2,571)
Cash and cash equivalents at beginning of period	64,310	66,163

Cash and cash equivalents at end of period	$75,764	$63,592

Supplemental disclosures of cash flow information:
Income taxes paid	$10,121	$3,945
Interest paid	$3,370	$6,006
Increase in other accrued expenses for purchase of treasury stock	$352	$—

See accompanying notes.

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of Websense, Inc.’s (“Websense” or the “Company”) financial position and results of operations for the interim periods presented.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2008, included in Websense’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

As the Company reported a net loss for the three months ended June 30, 2008 and for the six months ended June 30, 2009 and 2008, basic and diluted EPS were the same. Potentially dilutive securities totaling approximately 9,167,000 and 8,784,000 shares for the three months ended June 30, 2009 and 2008, respectively, were excluded from the diluted EPS calculation because of their anti-dilutive effect. Potentially dilutive securities totaling 9,600,000 and 8,529,000 shares for the six months ended June 30, 2009 and 2008, respectively, were excluded from the diluted EPS calculation because of their anti-dilutive effect.

3. Comprehensive Loss

The components of comprehensive income (loss), as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income (loss)	$3,121	$(8,194)	$(1,174)	$(14,431)
Net change in unrealized gain (loss) on derivative contracts, net of tax of $218, $677, $475 and $46, respectively	426	1,016	732	(68)
Translation adjustment	—	(169)	—	(645)

Comprehensive income (loss)	$3,547	$(7,347)	$(442)	$(15,144)

The accumulated derivative loss, net of tax, on the Company’s derivative contracts included in “Accumulated other comprehensive loss” were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Beginning balance	$(1,253)	$(2,082)	$(1,559)	$(998)
Net change during the period	426	1,016	732	(68)

Ending balance	$(827)	$(1,066)	$(827)	$(1,066)

4. Acquisitions

In October 2007, the Company completed the acquisition of SurfControl plc (“SurfControl”), a U.K. based provider of Web and email security solutions for approximately $460.9 million. The purchase price was allocated as follows: $157.8 million to amortizable intangible assets, $1.0 million to net tangible liabilities assumed and the remaining $304.1 million to goodwill. In connection with the acquisition, the Company’s management approved plans to exit certain SurfControl facilities. During the quarter ended June 30, 2009, the Company made a lease termination payment to exit the last remaining vacated SurfControl facility. As a result, the Company has no remaining accrued facility exit costs as of June 30, 2009 as shown below (in thousands):

	Balance at December 31, 2008	Cash Payments	Charged to Expense	Adjustments	Balance at June 30, 2009
Facility exit costs	$2,243	$(2,097)	$32	$(178)	$—

In accordance with Emerging Issues Task Force No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, an adjustment of $178,000 to eliminate the unused accrued facility exit costs was recorded as a reduction to goodwill.

5. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following as of June 30, 2009 (in thousands):

	Remaining Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	2.0	$45,278	$(24,319)	$20,959
Customer relationships	5.1	129,200	(63,604)	65,596
Trade name	2.5	510	(255)	255

Total		$174,988	$(88,178)	$86,810

As of June 30, 2009, remaining amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2009	$19,561
2010	26,446
2011	15,511
2012	8,290
2013	5,538
Thereafter	11,464

Total	$86,810

6. Senior Secured Credit Facility

In connection with the acquisition of SurfControl in October 2007, the Company entered into an amended and restated senior secured credit agreement (the “Senior Credit Agreement”). The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. At June 30, 2009, the outstanding balance under the senior secured term loan was $110 million as a result of the Company making optional prepayments totaling $15 million in the first three months of 2009. The Company made no voluntary prepayments under the senior secured term loan during the second quarter of 2009. The senior secured credit facility is secured by substantially all of the assets of the Company, including pledges of stock of some of its subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by the Company’s domestic subsidiaries. The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon the Company’s total leverage ratio, as defined in the Senior Credit Agreement. Based on the total leverage ratio as of March 31, 2009, the spread on the senior secured term loan was LIBOR plus 225 basis points per annum and the fee for the unused portion of the revolving credit facility was 25 basis points per annum. The weighted average interest rate on the senior secured term loan at June 30, 2009 was 4.9%. In conjunction with the Company’s optional $20 million prepayment on December 31, 2007, the Company amended its Senior Credit Agreement to eliminate any additional mandatory payments until September 30, 2009. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Among the negative covenants are restrictions on the Company’s ability to borrow money, including restrictions on (a) the incurrence of more than $15 million of new debt, including capital leases (subject to certain exceptions), (b) the incurrence of more than $7.5 million in letters of credit, (c) the incurrence of more than $50 to $75 million of new debt, depending on the Company’s leverage ratio, to finance future acquisitions or (d) the assumption of more than $15 million of new debt in connection with acquisitions.

As of June 30, 2009, future remaining minimum principal payments under the senior secured term loan will be as follows (in thousands):

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

The Senior Credit Agreement provides that the Company must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years from the initial funding date of October 11, 2007. On the initial funding date, the Company entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The notional amount of the swap agreement was $69 million during the quarter ended June 30, 2009 and it amortizes each quarter down to $11 million on June 30, 2010. In addition, on October 11, 2007 the Company entered into an interest rate cap agreement to limit the maximum interest rate on a portion of its senior secured term loan to 6.5% per annum. The amount of principal protected by this agreement was $30.8 million during the quarter ended June 30, 2009 and increases up to $74.3 million on June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

During the six months ended June 30, 2009 and 2008, the Company utilized Euro foreign currency forward contracts to hedge anticipated Euro denominated net monetary assets. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. The losses related to the Euro contracts designated as fair value hedges are included in other (expense) income, net, in the accompanying consolidated statements of operations and amounted to approximately $(366,000) and $(375,000) for the three months ended June 30, 2009 and 2008, respectively, and $(524,000) and $(1,032,000) for the six months ended June 30, 2009 and 2008, respectively. All of the Euro hedging contracts in place as of June 30, 2009 will be settled before October 31, 2009.

During the six months ended June 30, 2009, the Company utilized British Pound foreign currency forward contracts to hedge anticipated British Pound denominated net monetary assets. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. The net (losses) gains related to the British Pound contracts designated as fair value hedges are included in other (expense) income, net, in the accompanying consolidated statements of operations and amounted to approximately $(289,000) for the three months ended June 30, 2009 and $38,000 for the six months ended June 30, 2009. All of the British Pound contracts outstanding as of June 30, 2009 will be settled before September 30, 2009. There were no British Pound contracts outstanding during the six months ended June 30, 2008.

During the six months ended June 30, 2009, the Company utilized an Australian dollar foreign currency forward contract to hedge anticipated Australian dollar denominated net monetary assets. The contract entered into was designated as a fair value hedge and was not required to be tested for effectiveness as hedge accounting was not elected. The losses related to this contract designated as a fair value hedge is included in other (expense) income, net, in the accompanying consolidated statements of operations and amounted to approximately $(128,000) for the three months ended June 30, 2009 and $(144,000) for the six months ended June 30, 2009. The Australian dollar hedging contract settled during the quarter ended June 30, 2009. There were no Australian dollar contracts outstanding as of June 30, 2009 and 2008.

During the six months ended June 30, 2009, the Company utilized Israeli Shekel zero-cost collar and forward contracts to hedge anticipated operating expenses. All such contracts entered into were designated as cash flow hedges and were considered effective as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended. None of the contracts were terminated prior to settlement. Net realized gains (losses) of approximately $11,000 and $(8,000) related to the contracts designated as cash flow hedges during the three months and six months ended June 30, 2009, respectively are included in the respective operating categories for which the Company hedges its Israeli Shekel expenditures. All of the Israeli Shekel hedging contracts in place as of June 30, 2009 will be settled before December 31, 2009. There were no Israeli Shekel contracts outstanding during the six months ended June 30, 2008.

Notional and fair values of the Company’s foreign currency hedging positions at June 30, 2009 and 2008 are presented in the table below (in thousands):

	June 30, 2009				June 30, 2008
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Fair Value Gain (Loss) USD	Notional Value Local Currency	Notional Value USD	Fair Value USD	Fair Value Gain (Loss) USD
Euro	6,500	$8,994	$8,861	$(133)	2,850	$4,325	$4,171	$(154)
British Pound	2,000	3,284	3,277	(7)	—	—	—	—
Israeli Shekel	7,500	1,801	1,906	105	—	—	—	—

Total		$14,079	$14,044	$(35)		$4,325	$4,171	$(154)

The effects of derivative instruments on the Company’s financial statements were as follows as of June 30, 2009 and for the three and six months then ended (in thousands):

	Fair Value of Derivative Instruments
	June 30, 2009
	Balance Sheet Location	Fair Value
Interest rate cap contract designated as cash flow hedge	Other assets	$5
Foreign exchange contracts designated as cash flow hedges	Other assets	105
Interest rate swap contracts designated as cash flow hedges	Other accrued expenses	(1,505)

Total derivatives designated as hedges		$(1,395)

Foreign currency forward contracts not designated as hedges	Other accrued expenses	$(140)

Total derivatives		$(1,535)

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI) (in thousands):

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Three Months Ended June 30, 2009	Three Months Ended June 30, 2009		Three Months Ended June 30, 2009
Interest rate cap contract	$4	$—	Interest expense	$—	Interest expense
Interest rate swap contracts	494	(633)	Interest expense	—	Interest expense
Foreign exchange contracts	146	11	Research and development	—	Research and development

Total	$644	$(622)		$—

	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedges	Three Months Ended June 30, 2009
Foreign currency forward contracts	$(783)	Other (expense) income, net

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Six Months Ended June 30, 2009	Six Months Ended June 30, 2009		Six Months Ended June 30, 2009
Interest rate cap contract	$3	$—	Interest expense	$—	Interest expense
Interest rate swap contracts	1,103	(1,277)	Interest expense	—	Interest expense
Foreign exchange contracts	101	(8)	Research and development	—	Research and development

Total	$1,207	$(1,285)		$—

	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedges	Six Months Ended June 30, 2009
Foreign currency forward contracts	$(630)	Other (expense) income, net

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Interest rate cap designated as cash flow hedge	$—	$5	$—	$5
Israeli Shekel contracts designated as cash flow hedges	—	105	—	105
Liabilities:
Interest rate swaps designated as cash flow hedges	$—	$1,505	$—	$1,505
Foreign currency forward contracts not designated as hedges	—	140	—	140

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

Fair Value Measurements on a Nonrecurring Basis

During the three and six months ended June 30, 2009, the Company did not re-measure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (e.g., goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination). As of June 30, 2009, the Company’s senior secured term loan, with a carrying value of $110.0 million, had an estimated fair value of $96.9 million which the Company determined using a discounted cash flow model with a discount rate of 8.0% which represents the Company’s estimated incremental borrowing rate.

9. Stockholders’ Equity

Share-Based Compensation

Employee Stock Plans

In June 2009, the stockholders of the Company approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) as a successor to and continuation of the Company’s Amended and Restated 2000 Stock Incentive Plan and the Company’s 2007 Stock Incentive Assumption Plan. The 2009 Plan provides for the grant or award of various equity incentives to the Company’s employees, directors and consultants. The equity incentives include the following: stock options, restricted stock units, stock options and restricted stock units granted to the Company’s directors under the Company’s non-discretionary grant program and the early exercise of awards granted to the Company’s directors under the Company’s non-discretionary stock option grant program.

The following table summarizes the Company’s restricted stock unit activity since December 31, 2008:

Number of Shares
Balance at December 31, 2008	335,687
Granted	782,753
Vested	(40,583)
Cancelled	(60,830)

Balance at June 30, 2009	1,017,027

The following table summarizes the Company’s stock option activity since December 31, 2008:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2008	10,431,100	$22.08
Granted	652,259	14.66
Exercised	(175,289)	12.52
Cancelled	(777,701)	20.75

Balance at June 30, 2009	10,130,369	21.87

The results of operations for the three and six months ended June 30, 2009 and 2008 include share-based compensation expense in the following expense categories of the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Share-based compensation in:
Cost of revenues	$392	$316	$691	$677

Total share-based compensation in cost of revenues	392	316	691	677
Selling and marketing	2,234	2,249	4,147	4,566
Research and development	1,414	1,199	2,509	2,323
General and administrative	2,379	2,241	5,216	4,609

Total share-based compensation in operating expenses	6,027	5,689	11,872	11,498

Total share-based compensation	$6,419	$6,005	$12,563	$12,175

The Company used the following assumptions to estimate the fair value of the stock options granted:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Average expected life (years)	3.3	3.0	3.1	3.0
Average expected volatility factor	46.2%	34.8%	45.3%	34.8%
Average risk-free interest rate	1.4%	2.7%	1.4%	2.6%
Average expected dividend yield	—	—	—	—

Treasury Stock

The Company repurchased shares of its common stock during the first six months of 2009 as follows:

	Shares	Average Price Per Share
Shares repurchased through December 31, 2008	9,249,109	$20.59
Shares repurchased during the six months ended June 30, 2009	1,096,937	13.65

Total shares repurchased through June 30, 2009	10,346,046	19.85

The remaining number of shares authorized for repurchase under the Company’s stock repurchase program as of June 30, 2009 was 1,653,954 shares. Under the terms of the Senior Credit Agreement, the Company is restricted from repurchasing its common stock for an aggregate purchase price that exceeds the sum of $25 million plus 50% of the aggregate amount of its consolidated net income, as defined in the Senior Credit Agreement, during the period from the effective date of the facility through the most recent quarter end for which quarterly financial statements have been filed. As of June 30, 2009, $26.0 million remained authorized for repurchase under the Company’s Senior Credit Agreement.

10. Tax Matters

For the six months ended June 30, 2009 the Company recognized an income tax expense of $5.7 million which represented an effective tax rate of 125.7%. The effective tax rate variance from the statutory rate was primarily related to non-deductible items, including share-based payments and an increase in the valuation allowance related to net operating losses of one of the Company’s subsidiaries in the United Kingdom, which offset the benefit of income taxed at lower rates in foreign jurisdictions and the favorable settlement of foreign withholding taxes accrued from prior years.

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), the Company had approximately $11.3 million of total gross unrecognized tax benefits at June 30, 2009. Included in this balance are $7.9 million of unrecognized tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of provision for income taxes in the consolidated statements of operations. The Company accrued potential penalties and interest of $0.4 million related to these unrecognized tax benefits during the six months ended June 30, 2009, and in total, as of June 30, 2009, the Company has recorded a liability for potential penalties and interest of $1.5 million.

The Company and its subsidiaries file tax returns which are routinely examined by tax authorities in the U.S. and in various state and foreign jurisdictions. The Company is currently under examination by the respective tax authorities for tax years 2005 to 2007 in the United States, for 2002 to 2006 in the United Kingdom and for 2005 to 2007 in France. The Company has various other on-going audits in various stages of completion. In general, the tax years 2005 through 2008 could be subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, tax years 2002 through 2008 could be subject to examination by the respective tax authorities.

In connection with the Company’s current audit examination by the U.S. federal tax authorities, several items are under review, including the cost sharing buy-in arrangement between the Company’s U.S. parent company and its Irish subsidiary. The U.S. federal tax authorities have identified cost sharing buy-in arrangements between domestic and international subsidiaries as a potential area for audit exposure for many companies. While the Company believes its cost sharing buy-in arrangement complies with all applicable laws and regulations, the Company cannot assure that U.S. federal tax authorities will not challenge this structure or propose an assessment against the Company. If U.S. federal tax authorities were to issue an assessment or other unfavorable ruling, the Company expects to continue to vigorously defend its positions, including as necessary and appropriate, utilizing its rights to appeal as well as other legal remedies. Because the audit examination by the U.S. federal tax authorities is ongoing and a proposed assessment has not been issued pertaining to the Company’s cost share buy-in arrangement with its Irish subsidiary, it is not possible to estimate the potential impact on the Company’s financial statements or cash flows from this uncertainty at this time.

Notwithstanding the current audit examination by the U.S. federal tax authorities described above, due to the potential resolution of federal, state and foreign tax examinations, and the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.5 million.

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

In May 2009 the FASB issued and the Company adopted SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009. In accordance with SFAS 165, the Company has evaluated subsequent events through August 6, 2009, the date of issuance of the unaudited consolidated financial statements. During this period the Company did not have any material subsequent events.

In June 2009 the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting (“SFAS 168”). SFAS 168 represents the last numbered standard to be issued by the FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification. The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on the Company’s unaudited consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.

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

Forward-Looking Statements

This report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

•	anticipated trends in revenue;

•	plans, strategies and objectives of management for future operations;

•	growth opportunities in domestic and international markets;

•	new and enhanced reliance on channels of distribution;

•	customer acceptance and satisfaction with our products, services and fee structures;

•	changes in domestic and international market conditions;

•	risks associated with fluctuations in foreign currency exchange rates;

•	the impact of macro-economic conditions on our customers;

•	expected trends in operating and other expenses;

•	anticipated cash and intentions regarding usage of cash, including risks related to the required use of cash for debt servicing;

•	risks related to compliance with the covenants in our senior secured credit facility;

•	risks associated with integrating acquired businesses and launching new product offerings;

•	changes in effective tax rates, tax laws and tax interpretations;

•	risks related to changes in accounting interpretations;

•	anticipated product enhancements or releases;

•	the volatile and competitive nature of the Internet and security industries; and

•	the success of our brand development efforts.

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

Overview

We are a leading provider of solutions for Web filtering and Web security, data loss prevention (“DLP”), and email security. Our products and services prevent malicious applications and inappropriate content from accessing our customers’ networks and prevent critical business data from improperly leaving the network, allowing organizations to provide a secure and productive computing environment for employees, business partners and customers. Our portfolio of Web filtering, Web security, DLP and email anti-spam and messaging security software allows organizations to:

•

prevent access to undesirable and dangerous elements on the Web, such as Web sites that contain inappropriate content or sites that download viruses, spyware, keyloggers, and an ever-increasing variety of malicious code, spam and malware, including Web sites with dynamic or user-generated content (Web 2.0 sites);

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

Since we commenced operations in 1994, Websense has evolved from a reseller of computer security products to a leading provider of content security software solutions, including Web filtering and security, DLP, email and messaging security solutions. Our first Web filtering software product was released in 1996 and prevented access to inappropriate Web content. Since then, we have focused on adapting our Web filtering capabilities to address changing Internet use patterns and the growing incidence of Web-based criminal activity. Our current solutions share our Threatseeker™ security intelligence and offer integrated policy enforcement options to protect against Web and email attacks and prevent the inappropriate or malicious transmission of data.

Additionally, our Web Security Gateway (“WSG”) product provides real time classification of dynamic end user generated content embedded in Web 2.0 Web sites, providing organizations with the same policy management options available with traditional static content Web sites, while still enabling the latest Web-based tools and applications. In April 2009, we launched a new hardware appliance platform for our software products, consisting of a Websense-branded server with Websense software pre-installed on the server. This new Websense appliance product, named our V10000 appliance, offers our customers another alternative for implementing our software products by providing centralized management of Web security, proxy and cache, and application controls to manage and secure our customers in Web 2.0 environments. We expect the availability of the V10000 appliance to help generate additional new and upgraded subscriptions to our software, particularly our WSG product.

During the three and six months ended June 30, 2009, we derived approximately 50% and 49%, respectively of our revenue from international sales, compared with approximately 41% for both the three and six months ended June 30, 2008. The United Kingdom comprised approximately 14% and 12% of our total revenue for the three months ended June 30, 2009 and 2008, respectively, and 15% and 11% for the six months ended June 30, 2009 and 2008, respectively. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

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

As described elsewhere in this report, we recognize revenue from subscriptions to our products on a daily straight-line basis over the term of the subscription agreement, commencing on the first day of the subscription term. We recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract, and are fully expensed in the period the subscription term begins. We sell our appliances pre-loaded with our software on a subscription basis and recognize revenue from the appliance and the software as well as the cost of revenue on the appliance on a daily straight line basis over the term of the subscription.

Operating expenses for 2009 have declined compared with 2008 primarily as a result of the substantial completion of the SurfControl integration activities during 2008, a reduction in amortization of intangibles and the favorable impact of a stronger U.S. dollar. However, certain of our operating expenses are expected to increase in absolute dollars on a comparative quarter over quarter basis due to continued product research and development and investments in administrative infrastructure (such as headcount, facilities, equipment and software) to support subscription sales that we will recognize as revenue in subsequent periods. In light of the impact of the global recession on our business and the expected increase in certain of our operating expenses, we continue to engage in various cost containment initiatives to minimize the expected increase in certain expenses. As part of these initiatives, we expect to incur severance charges of approximately $2 million in the third quarter of 2009 which will offset some of our cost containment in that quarter.

In October 2007, we completed our acquisition of SurfControl. As a result of expenses related to the combination and certain purchase accounting adjustments, we incurred operating losses under GAAP from the fourth quarter of 2007 through the fourth quarter of 2008. Similar to Websense, SurfControl sold products primarily under subscriptions whereby revenues were initially recorded as deferred revenue and recognized ratably over the term of the agreement. Under GAAP purchase accounting, we wrote off $97.4 million of SurfControl’s deferred revenue, leaving a balance of $19.7 million as the fair value of the obligation. This adjustment reflects the fair value of the post-contract technical support services that will be recognized daily in accordance with our revenue recognition policy. In connection with the acquisition, we incurred restructuring costs primarily in connection with reducing SurfControl headcount and eliminating redundant facilities. We also incurred the expenses of managing the SurfControl operations as well as recording the amortization of the acquired intangibles. Given the average remaining term of the SurfControl subscriptions we acquired, the renewal revenue from the SurfControl customers and the elimination of many of the non-recurring acquisition related expenses, we currently expect to report income from operations for fiscal 2009. Our ability to retain SurfControl customers when their existing product subscriptions expire and maintain our overall pricing levels for our products will impact our results of operations and the timing of our return to profitability.

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

Revenue Recognition. When a purchase decision is made for our products, including our new appliance product, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of users. Other services such as upgrades/enhancements and standard post-contract technical support services are sold together with our product subscription and provided throughout the subscription term. We recognize revenue on a daily straight-line basis, including our new appliance product revenue, commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver access codes to users, and in the case of our appliance product we ship the product with our software pre-installed on the product, and then promptly invoice customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. When we enter into a subscription agreement that is denominated and paid in a currency other than U.S. dollars, we record the subscription billing and deferred revenue in U.S. dollars based upon the currency exchange rate in effect on the last day of the previous month before the subscription agreement is effective. Changes in currency rates relative to the U.S. dollar may have a significant impact on the revenue that we will recognize under future contracts that are denominated in currencies other than U.S. dollars.

We record distributor marketing payments and channel rebates as an offset to revenue. We recognize distributor marketing payments as an offset to revenue as the marketing service is provided. We recognize channel rebates as an offset to revenue on a straight-line basis over the term of the subscription agreement.

Acquisitions, Goodwill and Other Intangible Assets. We account for acquired businesses using the acquisition method of accounting in accordance with SFAS No. 141(R), Business Combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. The fair value of intangible assets, including acquired technology and customer relationships, is based on significant judgments made by management. The valuations and useful life assumptions are based on information available near the acquisition date and are based on expectations and assumptions that are considered reasonable by management. The judgments made in determining estimated fair values assigned to assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

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

At June 30, 2009, there was $54.0 million of total unrecognized compensation costs related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). The total unrecognized compensation costs will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize those costs over a weighted average period of approximately 2.5 years.

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

Income Tax Provision and Uncertain Tax Positions. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established, to the extent that we believe that certain positions might be challenged successfully in whole or in part on audit, despite our belief that our tax return positions are consistent with prevailing law and practice. We adjust these reserves in light of changing facts and circumstances, such as the development of positions and outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

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

In connection with our current audit examination by the U.S. federal tax authorities, several items are under review, including the cost sharing buy-in arrangement between our U.S. parent company and our Irish subsidiary. The U.S. federal tax authorities have identified cost sharing buy-in arrangements between domestic and international subsidiaries as a potential area for audit exposure for many companies. While we believe our cost sharing buy-in arrangement complies with all applicable laws and regulations, we cannot assure that U.S. federal tax authorities will not challenge this structure or propose an assessment against us. If U.S. federal tax authorities were to issue an assessment or other unfavorable ruling, we expect to continue to vigorously defend our positions, including as necessary and appropriate, utilizing our rights to appeal as well as other legal remedies. Because the audit examination by the U.S. federal tax authorities is ongoing and a proposed assessment has not been issued pertaining to our cost share buy-in arrangement with our Irish subsidiary, it is not possible to estimate the potential impact on our financial statements or cash flows from this uncertainty at this time.

Allowance for Doubtful Accounts and Other Loss Contingencies. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to pay their invoices. Our allowance for doubtful accounts is based on a formula derived from our historical experience as well as our judgmental assessment based on the facts and circumstances of our existing customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires significant judgment by management based on the facts and circumstances of each matter.

Results of Operations

Three months ended June 30, 2009 compared with the three months ended June 30, 2008

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)
Revenue	100%	100%
Cost of revenues:
Cost of revenues	12	12
Amortization of acquired technology	4	4

Total cost of revenues	16	16
Gross margin	84	84
Operating expenses:
Selling and marketing	52	61
Research and development	16	18
General and administrative	13	16

Total operating expenses	81	95

Income (loss) from operations	3	(11)
Interest expense	(2)	(4)
Other income, net	—	2

Income (loss) before income taxes	1	(13)
Benefit for income taxes	(3)	(2)

Net income (loss)	4%	(11)%

Revenue

Revenue increased to $79.5 million in the second quarter of 2009 from $73.0 million in the second quarter of 2008, but decreased on a consecutive quarter basis from $81.0 million for the first quarter of 2009. The increase was primarily a result of additional customer seats in new, renewed and upgraded subscriptions from the second quarter of 2008 to the second quarter of 2009. The number of product seats under subscription increased from 42.1 million as of June 30, 2008 to 43.6 million as of June 30, 2009, but decreased on a consecutive quarter basis from 44.4 million as of March 31, 2009. Revenue from products sold in the United States accounted for $40.1 million or 50% of second quarter 2009 revenue compared to $43.3 million or 59% in the second quarter of 2008. Revenue from products sold internationally accounted for $39.4 million or 50% of second quarter 2009 revenue compared to $29.7 million or 41% in the second quarter of 2008. We had current deferred revenue of $212.5 million as of June 30, 2009, compared to $204.7 million as of June 30, 2008, and $213.0 million as of March 31, 2009. For the remainder of 2009, we expect our revenue to increase slightly over 2008 revenue levels due to the amount of current deferred revenue that will be recognized as revenue during 2009, subscriptions that are scheduled for renewal that are expected to be renewed and expected new business for which some revenue will be recognized during 2009. We expect our deferred revenue balances in future periods to be negatively affected by the impact of the worldwide recession on our subscription renewals for web filtering and email security products, which have resulted in a shortening of duration of contracts, a slight reduction in the number of seats under subscription and delayed or non-renewal of contracts for these products. Generally our revenue in subsequent periods may be impacted by our deferred revenue balance entering the period, the number of product seats under subscription, the duration of contracts for renewal and new subscriptions, the timing of sales of renewal and new subscriptions, the average annual contract value and per seat price, and currency exchange rates impacting new and renewal subscriptions in international markets.

Cost of Revenues

Cost of revenues. Cost of revenues consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our hosted security services. Cost of revenue also includes our amortized costs of acquiring and configuring our V10000 appliance. Cost of revenues increased to $9.2 million in the second quarter of 2009 from $8.6 million in the second quarter of 2008. The $0.6 million increase was primarily due to increased personnel costs in our technical support and database groups in 2009 from 2008 as our full-time employee headcount in cost of revenue departments increased from an average of 209 employees during the second quarter of 2008 to an average of 254 employees during the second quarter of 2009. We allocate the costs for human resources, employee benefits, payroll taxes, information technology, facilities and fixed asset depreciation to each of our functional areas based on headcount data. As a percentage of revenue, cost of revenues remained the same at 12% during the second quarter of 2009 compared to 2008. For the remainder of 2009, we expect cost of revenue will increase in absolute dollars due to the higher headcount and expected increases in appliance sales as compared to 2008 but as a percentage of revenue will remain approximately the same as compared to 2008.

Amortization of acquired technology. Amortization of acquired technology, which primarily relates to the developed technology acquired from the PortAuthority and SurfControl acquisitions in 2007, was $3.3 million in the second quarter of 2009 compared to $3.1 million in the second quarter of 2008. The increase of $0.2 million in amortization of acquired technology from the second quarter of 2008 to the second quarter of 2009 was primarily due to the acquisition of additional acquired technology in the second half of 2008. As of June 30, 2009, the acquired technology is being amortized over a remaining weighted average period of 2.0 years. We expect to incur $6.4 million in amortization expense of acquired technology during the remainder of 2009 and that 2009 levels will be slightly higher than 2008 in absolute dollars.

Gross Margin

Gross margin increased to $67.0 million in the second quarter of 2009 from $61.3 million in the second quarter of 2008. As a percentage of revenue, gross margin remained the same at 84% in the second quarter of 2009 compared to the second quarter of 2008. We expect that gross margin as a percentage of revenue will remain in excess of 80% for the remainder of 2009.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships as well as allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates. Selling and marketing expenses decreased to $41.6 million, or 52% of revenue, in the second quarter of 2009, from $44.3 million, or 61% of revenue, in the second quarter of 2008. The $2.7 million decrease was primarily due to a reduction in the amortization of acquired intangibles (customer relationships) of approximately $2.8 million and reduced discretionary costs and allocations of $0.8 million relating to the substantial completion of SurfControl integration activities during 2008 offset by increased personnel costs of $0.9 million. As of June 30, 2009, the acquired customer relationships intangible assets are being amortized over a remaining weighted average period of approximately 5.1 years. Although our headcount in sales and marketing increased from an average of 518 employees during the second quarter of 2008 to 613 employees for the second quarter of 2009, the impact was partially offset by the favorable movement in currency exchange rates in the second quarter of 2009 compared to the second quarter of 2008. We expect overall selling and marketing expenses to be approximately the same in absolute dollars for the remainder of 2009 as compared to 2008 primarily due to a reduction of amortization of acquired intangibles from the SurfControl acquisition due to the accelerated nature of the amortization and the elimination of the non-recurring acquisition related expenses associated with PortAuthority and SurfControl, offset by having additional sales and marketing personnel to support our expanding selling and marketing efforts worldwide. We also expect that selling and marketing expenses as a percentage of revenue will decrease in 2009 compared to 2008 due to the expected increase in revenue. We expect amortization of acquired intangibles of $13.2 million for the remainder of 2009 as a result of the amortization of acquired intangibles from the SurfControl and PortAuthority acquisitions.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses decreased to $12.7 million, or 16% of revenue, in the second quarter of 2009 from $13.2 million, or 18% of revenue, in the second quarter of 2008. The decrease of $0.5 million in research and development expenses was primarily due to a reduction in contractor services relating to our DLP product of $0.5 million and a reduction in allocated costs of $0.4 million relating to the substantial completion of SurfControl integration activities during 2008 offset by increased personnel costs of $0.4 million. Although our headcount increased in research and development from an average of 342 employees for the second quarter of 2008 to 398 employees for the second quarter of 2009, the impact was partially offset by the favorable movement in currency exchange rates in the second quarter of 2009 compared to the second quarter of 2008. For the remainder of 2009, we expect research and development expenses to increase in absolute dollars as compared to 2008 due to having an expanded base of product offerings and the hiring of personnel to support our continued enhancements and new products. We are managing the increase in our absolute research and development expenses by operating research and development facilities in multiple international locations, including a facility in Beijing, China, that have lower costs than our operations in the United States. During the first quarter of 2009, we relocated our research and development facility in Sydney, Australia to our Beijing, China facility. We also have research and development facilities in Ra’anana, Israel, Los Gatos and San Diego, California and Reading, England. While we expect research and development expenses to increase in absolute dollars for the remainder of 2009, we expect that research and development expenses as a percentage of revenue will decrease in 2009 compared to 2008 due to the expected increase in revenue.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and administrative personnel, third party professional service fees and allocated costs. General and administrative expenses decreased to $10.0 million, or 13% of revenue, in the second quarter of 2009 from $11.8 million, or 16% of revenue, in the second quarter of 2008. The $1.8 million decrease in general and administrative expenses was primarily due to a reduction in personnel costs of $0.7 million and professional service fees of $1.0 million primarily related to a reduction in SurfControl integration activities in 2009 compared to 2008. Although our headcount increased in general and administrative departments from an average of 107 employees during the second quarter of 2008 to 128 employees for the second quarter of 2009, our personnel costs declined because the headcount mix in 2009 included more lower compensated employees. For the remainder of 2009, we expect general and administrative expenses to be approximately the same in absolute dollars as compared to 2008 but decline as a percentage of revenue as compared to 2008 due to the expected increase in revenue.

Interest Expense

Interest expense decreased to $1.7 million in the second quarter of 2009 from $2.9 million in the second quarter of 2008. The decrease was primarily due to a lower average outstanding loan balance on our senior secured term loan of $110 million during the second quarter of 2009 compared to an average loan balance of $158 million during the second quarter of 2008. In addition, the marginal interest rates were lower in the second quarter of 2009 compared to 2008. Included in the interest expense for the second quarter of 2009 and 2008 is $0.2 million and $0.3 million, respectively, of amortization of deferred financing fees that were capitalized as part of the senior secured credit facility. We made prepayments on the senior secured term loan totaling zero and $5 million during the second quarter of 2009 and 2008, respectively. As a result of reductions in the LIBOR interest rate and improvements in our leverage ratio, our weighted average interest rate decreased from 6.5% at June 30, 2008 to 4.9% at June 30, 2009. The amount of interest expense will fluctuate due to changes in the outstanding principal balance, changes in LIBOR and changes in our applicable spread to LIBOR based upon improvements in our leverage ratio in accordance with our senior secured credit facility agreement. Interest expense should decline in the remaining quarters of 2009 as compared to 2008 due to the lower outstanding principal amount and the expected lower marginal interest rate on the non-fixed rate component of our senior secured credit facility.

Other (Expense) Income, Net

Other (expense) income, net decreased to a net expense of $3,000 in the second quarter of 2009 from a net other income of $1.1 million in the second quarter of 2008. The decrease was due primarily to increased foreign exchange related losses of $0.7 million in the second quarter of 2009 compared to the second quarter of 2008 due to the movements in foreign exchange rates during the second quarter of 2009 and reduced interest income of $0.4 million as a result of lower interest rates realized on our balances of cash and cash equivalents. Due to a lower interest rate environment, we expect our net other income for the remainder of 2009 will be less than 2008 levels.

Provision for Income Taxes

For the three months ended June 30, 2009 we recognized an income tax benefit of $2.2 million compared to an income tax benefit of $1.7 million for the three months ended June 30, 2008. The effective tax rates reflect a tax benefit of 228.5% for the three months ended June 30, 2009 and a tax benefit of 17.3% for the three months ended June 30, 2008. For the second quarter of 2009, the effective tax rate variance from the statutory rate was primarily related to the favorable settlement of $1.2 million of foreign withholding taxes accrued from prior years and the benefit of income taxed at lower rates in foreign jurisdictions which offset the impact of non-deductible items, including share-based payments and a forecasted increase in the valuation allowance related to net operating losses of one of our subsidiaries in the United Kingdom. For the second quarter of 2008, the effective tax rate variance from the statutory rate was primarily attributed to significant book losses in foreign jurisdictions with lower statutory rates, an increase in foreign withholding taxes and the impact that non-deductible items, primarily share-based compensation, had on the amount of tax benefit recorded on our loss before income taxes.

Our effective tax rate may change in future periods due to differences in the composition of taxable income between domestic and international operations along with the potential changes or interpretations in tax rules and legislation, or corresponding accounting rules.

In accordance with the provisions of SFAS 109, we assess, on a quarterly basis, the realizability of our deferred income tax assets. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items at the end of the second quarter of 2009, it is more likely than not, subject to valuation allowances established, that we will be able to fully realize our deferred tax assets except as it relates to a portion of the potential tax deduction for stock based compensation which would pursuant to SFAS 123R result in a charge to additional paid-in capital based on the current fair value of our common stock.

Six months ended June 30, 2009 compared with the six months ended June 30, 2008

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Six Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)
Revenue	100%	100%
Cost of revenues:
Cost of revenues	11	13
Amortization of acquired technology	4	4

Total cost of revenues	15	17
Gross margin	85	83
Operating expenses:
Selling and marketing	51	62
Research and development	16	19
General and administrative	13	18

Total operating expenses	80	99

Income (loss) from operations	5	(16)
Interest expense	(2)	(5)
Other income, net	—	1

Income (loss) before income taxes	3	(20)
Provision (benefit) for income taxes	4	(10)

Net loss	(1)%	(10)%

Revenue

Revenue increased to $160.4 million in the first six months of 2009 from $139.9 million in the first six months of 2008. The increase was a result primarily of additional customer seats in new, renewed and upgraded subscriptions. The number of product seats under subscription increased from 42.1 million as of June 30, 2008 to 43.6 million as of June 30, 2009, but decreased on a consecutive quarter basis from 44.4 million as of March 31, 2009. Revenue from products sold in the United States accounted for $81.2 million or 51% of the first six months of 2009 revenue compared to $83.1 million or 59% of the first six months of 2008. Revenue from products sold internationally accounted for $79.2 million or 49% of the first six months of 2009 revenue compared to $56.9 million or 41% in the first six months of 2008.

Cost of Revenues

Cost of revenues. Cost of revenues increased to $17.7 million in the first six months of 2009 from $17.5 million in the first six months of 2008. The $0.2 million increase primarily related to increased personnel costs in our technical support and database groups and increased hosted services and allocated costs offset by reduced temporary contractor costs due to the substantial completion of SurfControl integration activities during 2008. Our headcount in cost of revenue departments increased from an average of 217 employees during the first six months of 2008 to an average of 248 employees during the first six months of 2009.

Amortization of acquired technology. Amortization of acquired technology was $6.5 million during the first six months of 2009 compared to $6.2 million during the first six months of 2008. The increase of $0.3 million in amortization of acquired technology from the first six months of 2008 to the first six months of 2009 was primarily due to the acquisition of additional acquired technology in the second half of 2008.

Gross Margin

Gross margin increased to $136.2 million in the first six months of 2009 from $116.3 million in the first six months of 2008. As a percentage of revenue, gross margin increased to 85% in the first six months of 2009 from 83% in the first six months of 2008 due to the increased revenue described in the above Revenue section.

Operating Expenses

Selling and marketing. Selling and marketing expenses decreased to $81.4 million, or 51% of revenue, in the first six months of 2009, from $87.2 million, or 62% of revenue, in the first six months of 2008. The $5.8 million decrease was primarily due to a reduction in the amortization of acquired intangibles (customer relationships) of approximately $5.5 million and reduced discretionary costs and allocations of $2.7 million relating to the substantial completion of SurfControl integration activities during 2008 offset by increased personnel costs of $2.5 million. Although our headcount in sales and marketing increased from an average of 527 employees during the first six months of 2008 to an average of 592 employees during the first six months of 2009, the impact was partially offset by the favorable movement in currency exchange rates in the first half of 2009 compared to the first half of 2008.

Research and development. Research and development expenses decreased to $25.5 million, or 16% of revenue, in the first six months of 2009 from $26.7 million, or 19% of revenue, in the first six months of 2008. The decrease of $1.2 million in research and development expenses was primarily due to a reduction in contractor services relating to our DLP product of $0.9 million and a reduction in allocated and other costs of $1.0 million relating to the substantial completion of SurfControl integration activities during 2008 offset by increased personnel costs of $0.7 million. Although our headcount increased in research and development from an average of 343 employees during the first six months of 2008 to an average of 394 employees during the first six months of 2009, the impact was partially offset by the favorable movement in currency exchange rates in the first half of 2009 compared to the first half of 2008.

General and administrative. General and administrative expenses decreased to $21.0 million, or 13% of revenue, in the first six months of 2009 from $24.7 million, or 18% of revenue, in the first six months of 2008. The $3.7 million decrease in general and administrative expenses was primarily due to reductions in personnel costs of $1.0 million, professional service fees of $1.1 million and allocations and other costs of $1.5 million relating to the substantial completion of SurfControl integration activities during 2008. Although our headcount increased in general and administrative departments from an average of 109 employees during the first six months of 2008 to an average of 124 employees during the first six months of 2009, our personnel costs declined because the headcount mix in 2009 included more lower compensated employees.

Interest Expense

Interest expense decreased to $4.0 million in the first six months of 2009 from $7.4 million in the first six months of 2008. The decrease was primarily due to a lower average outstanding balance on our senior secured term loan of $115 million during the first six months of 2009 compared to an average loan balance of $168 million during the first six months of 2008. Included in the interest expense for the first six months of 2009 and 2008 is $0.6 million and $1.4 million, respectively, of amortization of deferred financing fees that were capitalized as part of the senior secured credit facility. We made prepayments on the senior secured term loan totaling $15 million and $35 million during the first six months of 2009 and 2008, respectively. All of the prepayments in 2009 were made during the first quarter.

Other Income, Net

Other income, net decreased to $0.4 million in the first six months of 2009 from $1.0 million in the first six months of 2008. The decrease was due primarily to reduced interest income of approximately $0.9 million in the first six months of 2009 compared to the first six months of 2008 as a result of lower interest rates realized on our balances of cash and cash equivalents, partially offset by increased net foreign exchange related gains of $0.2 million in the first six months of 2009 compared to the first six months of 2008 due to the movements in foreign exchange rates during the first six months of 2009.

Provision for Income Taxes

We recognized an income tax expense of $5.7 million and an income tax benefit of $14.1 million for the six months ended June 30, 2009 and 2008, respectively. Our effective tax rates were a tax provision of 125.7% and a tax benefit of 49.4% for the six months ended June 30, 2009 and June 30, 2008, respectively. For the first six months of 2009, the effective tax rate variance from the statutory rate was primarily related to non-deductible items, including share-based payments and a forecasted increase in the valuation allowance related to net operating losses of one of our subsidiaries in the United Kingdom, which offset the benefit of income taxed at lower rates in foreign jurisdictions and the favorable settlement of $1.2 million of foreign withholding taxes accrued from prior years. For the first six months of 2008, the effective tax rate variance from the statutory rate was primarily related to the favorable impact of a ruling regarding unrecognized state income taxes of $2.7 million, the release of a valuation allowance of $4.3 million, the unfavorable impact of less tax exempt interest income and a higher effective state income tax rate.

In accordance with the provisions of SFAS 109, we assess, on a quarterly basis, the realizability of our deferred income tax assets. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items at the end of the second quarter of 2009, it is more likely than not, subject to valuation allowances established, that we will be able to fully utilize our deferred tax assets except as it relates to a portion of the potential tax deduction for stock based compensation which would pursuant to SFAS 123R result in a charge to additional paid-in capital based on the current fair value of our common stock.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents (including restricted cash and cash equivalents) of $77.6 million, net accounts receivable balance of $59.9 million and retained earnings of $36.8 million. During the first three months of 2009, we used our cash and cash equivalents primarily to pay down $15 million on our senior secured term loan as optional prepayments. We made no voluntary prepayments on our senior secured term loan during the second quarter of 2009. During the first six months of 2009, we also used our cash and cash equivalents for stock repurchases of approximately $14.6 million. Of the $15.0 million stock repurchases recorded during the first six months of 2009, $14.6 million was paid during the first six months and the remaining $0.4 million was paid in July 2009.

Net cash provided by operating activities was $42.8 million in the first six months of 2009 compared with $23.9 million in the first six months of 2008. The increase in cash provided by operating activities was primarily a result of our increasing cash collections by approximately $1.8 million in the first six months of 2009, decreasing cash expenses by approximately $7.3 million primarily due to the elimination of many of the SurfControl integration activities, as well as a decrease of settlement of liabilities of approximately $15.4 million in the first six months of 2009 compared to the first six months of 2008 which included many non-recurring SurfControl related obligations and a litigation settlement offset by increased cash tax payments of approximately $6.2 million. Our operating cash flow is significantly influenced by new and renewal subscriptions, accounts receivable collections and cash expenses. A decrease in sales of new and/or renewal subscriptions or accounts receivable collections, or an increase in our cash expenses, would negatively impact our operating cash flow.

Net cash used in investing activities was $5.2 million in the first six months of 2009 compared with net cash provided by investing activities of $15.1 million in the first six months of 2008. The $20.3 million change in net cash used in investing activities was primarily due to $19.8 million of net increases in maturities over purchases of marketable securities in the first six months of 2008 for which we discontinued investing in marketable securities in early 2008 due to our use of excess cash to prepay our senior secured term loan and to repurchase our stock.

Net cash used in financing activities was $26.3 million in the first six months of 2009 compared with $42.1 million in the first six months of 2008. The $15.8 million decrease of net cash used in financing activities was primarily due to a decrease in optional principal prepayments of $20.0 million on our senior secured term loan offset by an increase in stock repurchases of $4.7 million in the first six months of 2009 compared to the first six months of 2008.

In connection with the acquisition of SurfControl in October 2007, we entered into the Senior Credit Agreement. The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. At June 30, 2009, the outstanding balance under our senior secured term loan was $110 million as a result of making optional prepayments totaling $15 million during the first three months of 2009. We made no voluntary prepayments on our senior secured term loan during the second quarter of 2009. In conjunction with our optional $20 million prepayment on December 31, 2007, we amended our Senior Credit Agreement to eliminate any additional mandatory payments until September 30, 2009. The senior secured credit facility is secured by substantially all of our assets, including pledges of stock of some of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon our total leverage ratio, as defined in the Senior Credit Agreement. Based on the total leverage ratio as of March 31, 2009, the spread on the senior secured term loan was LIBOR plus 225 basis points per annum and the fee for the unused portion of the revolving credit facility was 25 basis points per annum. The weighted average interest rate on the senior secured term loan at June 30, 2009 was 4.9%. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Among the negative covenants are restrictions on our ability to borrow money, including restrictions on (a) the incurrence of more than $15 million of new debt, including capital leases (subject to certain exceptions), (b) the incurrence of more than $7.5 million in letters of credit, (c) the incurrence of more than $50 to $75 million of new debt, depending on our leverage ratio, to finance future acquisitions or (d) the assumption of more than $15 million of new debt in connection with acquisitions.

The Senior Credit Agreement provides that we must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years from the initial funding date of October 11, 2007. On the initial funding date, we entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The notional amount of the swap agreement was $69 million during the quarter ended June 30, 2009 and it amortizes each quarter down to $11 million on June 30, 2010. In addition, on October 11, 2007 we entered into an interest rate cap agreement to limit the maximum interest rate on a portion of our senior secured term loan to 6.5% per annum. The amount of principal protected by this agreement was $30.8 million during the quarter ended June 30, 2009 and increases up to $74.3 million on June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

Obligations and commitments. The following table summarizes our contractual payment obligations and commitments as of June 30, 2009 (in thousands):

	Payment Obligation by Year
	2009	2010	2011	2012	2013	Thereafter	Total
Senior credit agreement:
Scheduled principal payments	$3,618	$15,197	$18,237	$72,948	$—	$—	$110,000
Estimated interest and fees	2,617	3,558	2,497	1,395	—	—	10,067
Operating leases	3,332	6,003	4,908	4,625	4,502	1,369	24,739
Software licenses	292	97	—	—	—	—	389

Total	$9,859	$24,855	$25,642	$78,968	$4,502	$1,369	$145,195

Obligations under our Senior Credit Agreement represent the future minimum principal debt payments due under the senior secured term loan. Estimated interest and fees represent interest and fees expected to be incurred under the Senior Credit Agreement based on known rates as of June 30, 2009 (see Note 6 to the financial statements).

We lease our facilities under operating lease agreements that expire at various dates through 2015. Over 40% of our operating lease commitments are related to our corporate headquarters lease, which extends through December 2013 and has escalating rent payments from 2009 to 2013.

Software license obligations represent purchase commitments for software licenses made in the ordinary course of business.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at June 30, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $11.3 million of unrecognized tax benefits have been excluded from the contractual payment obligations table above.

In 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. In 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. Repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. Depending on market conditions and other factors, purchases by our agent under this program may be commenced or suspended at any time, or from time to time, without prior notice to us. During the six months ended June 30, 2009, we repurchased 1,096,937 shares of our common stock for an aggregate of approximately $15.0 million at an average price of $13.65 per share. As of June 30, 2009, we have repurchased a total of 10,346,046 shares of our common stock under this program, for an aggregate of $205.4 million at an average price of $19.85 per share. Under the terms of the Senior Credit Agreement, we are restricted from repurchasing our common stock for an aggregate purchase price that exceeds the sum of $25 million plus 50% of the aggregate amount of our consolidated net income, as defined in our Senior Credit Agreement, during the period from the effective date of the facility through the most recent quarter end for which we have filed quarterly financial statements. As of June 30, 2009, we can repurchase up to $26.0 million of our common stock under our Senior Credit Agreement. We intend to repurchase shares during the remainder of 2009.

We believe that our cash and cash equivalents balances, accounts receivable balances, revolving credit balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures, debt repayment obligations and stock repurchases, if any, for at least the next 12 months. During the first three months of 2009, we made voluntary prepayments on our senior secured term loan of $15 million. We made no voluntary prepayments on our senior secured term loan during the second quarter of 2009. During the first six months of 2009, we repurchased approximately $15 million of our common stock. Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements. We may elect to raise funds for these purposes or to reduce our cost of capital through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating and capital requirements in interest-bearing, investment-grade securities.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any material off-balance sheet arrangements.

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

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. Based on our outstanding senior secured term loan balance at June 30, 2009 and taking into consideration our interest rate swap and cap, our interest expense would increase on a pre-tax basis by approximately $619,000 during the next 12 months if there were a 100 basis point adverse move in the interest rate yield curve.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at June 30, 2009. Changes in interest rates over time will, however, affect our interest income.

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

Notional and fair values of our hedging positions at June 30, 2009 and 2008 are presented in the table below (in thousands):

	June 30, 2009			June 30, 2008
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Euro	6,500	$8,994	$8,861	2,850	$4,325	$4,171
British Pound	2,000	3,284	3,277	—	—	—
Israeli Shekel	7,500	1,801	1,906	—	—	—

Total		$14,079	$14,044		$4,325	$4,171

The $4.7 million notional increase in our Euro hedged position at June 30, 2009 compared to June 30, 2008 was primarily due to the increase in Euro denominated accounts receivable in 2009 and a reduction in Euro denominated acquisition related obligations from 2008. All of the Euro hedging contracts in place as of June 30, 2009 will be settled before October 31, 2009. For the six months ended June 30, 2009, less than 15% of our total billings were denominated in the Euro. We do not expect Euro billings to represent more than 20% of our total billings during 2009.

The $3.3 million notional increase in our British Pound hedge position at June 30, 2009 compared to June 30, 2008 was primarily due to a reduction in British Pound denominated acquisition related obligations from 2008. All of the British Pound hedging contracts in place as of June 30, 2009 will be settled before September 30, 2009. For the six months ended June 30, 2009, less than 15% of our total billings were denominated in the British Pound. We do not expect British Pound billings to represent more than 15% of our total billings during 2009.

We began hedging our Israeli Shekel denominated operating expenses during the third quarter of 2008 primarily due to our increased Israeli Shekel operating expenses and increased volatility of the Israeli Shekel. All of the Israeli Shekel hedging contracts in place as of June 30, 2009 will be settled before December 31, 2009.

Given our foreign exchange position at June 30, 2009, a 10% change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from un-hedged foreign currency exposures.

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

In addition to the other information in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the following information in evaluating our business and our prospects. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occur, our business may be adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment in Websense.

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2009.

Recent volatility in the global economy may adversely impact our business, results of operations, financial condition or liquidity.*

The global economy has been experiencing a period of unprecedented volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from governments and regulatory agencies worldwide. We believe that financial distress and associated headcount reductions implemented by certain of our end user customers have caused these customers to choose shorter contract durations and/or reduce the number of seats under subscription and in some cases, have caused customers not to renew contracts at all, reducing our cash flow and negatively impacting the revenue we will recognize in subsequent periods under these contracts. These trends are expected to continue to negatively impact our contract renewals, customer seats, cash flow and revenue until the recession ends and in the case of the number of customer seats, until job creation begins. Credit markets may also adversely affect our resellers through whom our distributors distribute products and limit the credit value-added resellers may extend to their customers. The volatility of currency exchange rates can also significantly affect sales of our products denominated in foreign currencies. In addition, recent events in the global financial markets may make it difficult for us to access the credit markets or to obtain financing or refinancing, if needed, on satisfactory terms or at all.

Our future success depends on our ability to sell new, renewal and upgraded Web filtering and Web security subscriptions.

Substantially all of our revenue for the quarter ended June 30, 2009 was derived from new and renewal subscriptions to our Web filtering and Web security products, and we expect that a significant majority of our sales for 2009 will continue to be derived from our Web filtering and Web security products. We expect sales of our Web Security Gateway (“WSG”), data loss prevention (“DLP”) products, hosted security services, our appliance product and other products under development to comprise a relatively small portion of our overall sales in 2009. If our Web filtering and Web security products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we cannot sufficiently increase our customer base with the addition of new customers, particularly in the small to medium sized business (“SMB”) segment, increase seats under subscriptions from existing customers or renew a sufficient number of SurfControl’s Web filtering customers or migrate them to our Web filtering product, we will not be able to grow our business to meet expectations.

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

Failure of our security products, including our DLP products, hosted security solutions and our new appliance platform, to achieve more widespread market acceptance will seriously harm our business.

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

The launch of our V10000 appliance exposes us to risks inherent with the sale of hardware, to which we were not previously exposed as a software company.

With the launch of our V10000 appliance in April 2009, we are now selling a product that is hardware-based and not solely software-based. Our V10000 appliance is manufactured by a third-party contract manufacturer, and a third-party logistics company is providing logistical services, including product configuration and shipping. Our ability to deliver the V10000 appliance to our customers could be delayed if we fail to effectively manage our third-party relationships or if our contract manufacturer or logistics provider experience delays, disruptions or quality control problems in manufacturing, configuring or shipping the appliance. If our third-party providers fail for any reason to manufacture and deliver the V10000 appliance with acceptable quality, in the required volumes, and in a cost-effective and timely manner, it could be costly to us, as well as disruptive to product shipments. In addition, supply disruptions or cost increases could increase our cost of goods sold and negatively impact our financial performance. Our V10000 appliance platform may also face greater obsolescence risks than our pure software products.

Our revenue is derived almost entirely from sales through indirect channels and we depend upon these channels to create demand for our products.*

Our revenue has been derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Although we rely upon these indirect channels of distribution, we also depend upon our internal sales force to generate sales leads and sell products through the reseller network. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 29% of our revenue during the quarter ended June 30, 2009. Should Ingram Micro experience financial difficulties, difficulties in collecting their accounts receivable or otherwise delay or prevent our collection of accounts receivable from them, our revenue and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenue and cash flow could be significantly adversely affected. Our indirect sales model involves a number of additional risks, including:

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

Our current principal competitors include:

•

companies offering Web filtering and Web security solutions, such as Microsoft, Symantec/Message Labs, McAfee, Cisco Systems, Juniper Networks, Trend Micro, Google, BrightCloud, ScanSafe, Blue Coat Systems, Aladdin, Finjan, FaceTime, St. Bernard Software, Marshal8e6, Clearswift, Sophos, Barracuda, Digital Arts and Computer Associates;

•

companies integrating Web filtering into specialized security appliances, such as Blue Coat Systems, Cisco Systems, McAfee, WatchGuard, Check Point Software, St. Bernard Software, Barracuda, Juniper Networks, Trend Micro, SonicWALL, Sophos, Network Box and Marshal8e6;

•

companies offering DLP solutions, such as Symantec, Verdasys, Vericept, EMC, McAfee, IBM, Trend Micro, Proofpoint, Palisade Systems, Computer Associates, Raytheon, Intrusion, Fidelis, GTB Technologies, Workshare, Check Point Software and Code Green Networks;

•

companies offering messaging security, such as McAfee, Symantec/Message Labs, Google, Cisco Systems, Barracuda, SonicWALL, Trend Micro, Axway/Tumbleweed, MX Logic (acquisition by McAfee pending), Sophos, Microsoft, Proofpoint, Clearswift and BorderWare;

•

companies offering on-demand email and Web security services, such as Google, Symantec/Message Labs, McAfee, MX Logic (acquisition by McAfee pending), Webroot, St. Bernard Software, Purewire, BrightCloud, Zscaler, Trend Micro and ScanSafe;

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

In October 2007, we borrowed $210 million under the senior credit agreement and $110 million remained outstanding as of June 30, 2009. As a result, we are incurring interest expense for the amounts we borrowed under the senior secured term loan, and our income from our cash, cash equivalents and marketable securities has declined as we used a significant portion of our cash and marketable securities to fund a portion of the acquisition cost. This debt and the limitations our senior secured credit facility impose on us could have important consequences, including:

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

A significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies so if the U.S. dollar weakens, our consolidated operating expenses would increase. Should the U.S. dollar strengthen, our products may become more expensive for our international customers with subscription contracts denominated in U.S. dollars, and as a result, our results of operations and net cash flows from international operations may be adversely affected, especially if the trend continues of international sales growing as a percentage of our total sales. Changes in currency rates also impact our future revenue under subscription contracts that are not denominated in U.S. dollars. Our revenue and deferred revenue for these currencies are recorded in U.S. dollars when the subscription is signed based upon currency exchange rates in effect on the last day of the previous month before the subscription agreement is signed. During the first six months of 2009, due to the strengthening of the U.S. dollar, we have experienced a reduction in the subscription amounts as recorded in U.S. dollars relative to the dollar amount that the same subscriptions would have yielded based upon currency exchanges rates that prevailed during the first six months of 2008. As a result, the strengthening of the U.S. dollar for current sales has reduced our future revenue from these contracts, even though these foreign currencies may strengthen during the term of these contracts.

Sales to customers outside the United States have accounted for a significant portion of our revenue, which exposes us to risks inherent in international sales.

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented 50% of our total revenue generated during the quarter ended June 30, 2009 compared with

41% of our total revenue during the quarter ended June 30, 2008. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

From time to time, we are also audited by various state, federal and tax authorities of other countries in which we operate. Generally, the tax years 2005 through 2008 could be subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, tax years 2002 through 2008 could be subject to examination by the respective tax authorities. We are currently under examination by the respective tax authorities for tax years 2005 to 2007 in the United States, for 2002 to 2006 in the United Kingdom, for 2005 to 2007 in France, and by other tax authorities in other jurisdictions. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and any appeals process. As each audit progresses and is ultimately concluded, adjustments, if any, are appropriately recorded in our financial statements from time to time in light of prevailing facts based on our and the taxing authority’s respective positions on any disputed matters. We provide for potential tax exposures by accruing for uncertain tax positions based on judgment and estimates including historical audit activity. If the reserves are insufficient or we are not able to establish a reserve under GAAP prior to completion or during the progression of any audits, there could be an adverse impact on our financial position and results of operations when an audit assessment is made. In addition, our external costs of contesting and settling any dispute with the tax authorities could be substantial and adversely impact our financial position and results of operation.

In connection with our current audit examination by the U.S. federal tax authorities, several items are under review, including the cost sharing buy-in arrangement between our U.S. parent company and our Irish subsidiary. The U.S. federal tax authorities have identified cost sharing buy-in arrangements between domestic and international subsidiaries as a potential area for audit exposure for many companies. While we believe our cost sharing buy-in arrangement complies with all applicable laws and regulations, we cannot assure that U.S. federal tax authorities will not challenge this structure or propose an assessment against us. If U.S. federal tax authorities were to issue an assessment or other unfavorable ruling, we expect to continue to vigorously defend our positions, including as necessary and appropriate, utilizing our rights to appeal as well as other legal remedies. Because the audit examination by the U.S. federal tax authorities is ongoing and a proposed assessment has not been issued pertaining to our cost share buy-in arrangement with our Irish subsidiary, it is not possible to estimate the potential impact on our financial statements or cash flows from this uncertainty at this time.

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

We currently have thirteen patents issued in the United States and 23 patents issued internationally, and we may be unable to obtain further patent protection in the future. We have other pending patent applications in the United States and in other countries. We cannot ensure that:

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

We expect that our operating expenses will increase in the future as we expand our selling and marketing activities, increase our research and development efforts and potentially hire additional personnel which could impact our margins. In addition, our operating expenses historically have fluctuated, and may continue to fluctuate in the future, as the result of the factors described below and elsewhere in this quarterly report:

•	changes in currency exchange rates impacting our international operating expenses;

•	timing of marketing expenses for activities such as trade shows and advertising campaigns;

•	quarterly variations in general and administrative expenses, such as recruiting expenses and professional services fees;

•	increased research and development costs prior to new or enhanced product launches;

•	timing of expenses associated with commissions paid on sales of subscriptions to our products; and

•	amortization of acquired intangible assets associated with our PortAuthority and SurfControl acquisitions in 2007.

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

Compliance with laws, regulations and standards relating to corporate governance, accounting principles and public disclosure, including the Sarbanes-Oxley Act of 2002 regulations and NASDAQ listing rules, have caused us to incur higher compliance costs and we expect to continue to incur higher compliance costs as a result of our increased global reach and obligation to ensure compliance with these laws as well as local laws in the jurisdictions where we do business. These laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time. Further guidance by regulatory and governing bodies can result in continuing uncertainty regarding compliance matters and higher costs related to the ongoing revisions to accounting, disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Yet Purchased Under the Plans or Programs
April 1, 2009 to April 30, 2009	178,000	$15.20	10,076,587	1,923,413
May 1, 2009 to May 31, 2009	139,500	$17.06	10,216,087	1,783,913
June 1, 2009 to June 30, 2009	129,959	$18.52	10,346,046	1,653,954
Total	447,459	$16.74	10,346,046	1,653,954

1.	The purchases were made in open-market transactions.

2.	On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. On July 25, 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. The remaining shares authorized for repurchase under our stock repurchase program as of June 30, 2009 was 1,653,954 shares.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on Tuesday, June 16, 2009. The following matters were voted upon at the meeting and were adopted as indicated:

1. Our stockholders elected three directors to hold office for a one-year term expiring upon the 2010 Annual Meeting of Stockholders.

	Number of Shares
Name of Directors Elected	For	Withheld
Bruce T. Coleman	22,211,777	19,435,181
Gene Hodges	40,496,357	1,150,601
John F. Schaefer	35,443,501	6,203,457

The following individuals are continuing directors with terms expiring upon the 2010 Annual Meeting of Stockholders: John B. Carrington and Gary E. Sutton.

The following individuals are continuing directors with terms expiring upon the 2011 Annual Meeting of Stockholders: Mark S. St.Clare and Peter C. Waller.

2. The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	41,345,723
Against	289,535
Abstain	11,700

3. The stockholders approved amendments to our Amended and Restated Certificate of Incorporation to eliminate the classification of our Board of Directors.

For	41,543,033
Against	89,264
Abstain	14,661

4. The stockholders approved amendments to our Amended and Restated Bylaws to eliminate all supermajority votes for stockholders to amend the Bylaws.

For	37,326,301
Against	292,995
Abstain	17,198

5.	The stockholders approved the 2009 Equity Incentive Plan.

For	28,690,065
Against	8,765,911
Abstain	180,518

Item 5. Other Information

None.

Item 6.	Exhibits

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(1)	2009 Equity Incentive Plan.

10.2(1)	Form of Stock Option Agreement under the 2009 Equity Incentive Plan.

10.3(1)	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan.

10.4(1)	Form of Non-Discretionary Stock Option Agreement under the 2009 Equity Incentive Plan and Form of Early Exercise Stock Purchase Agreement under the 2009 Equity Incentive Plan.

10.5(1)	Form of Non-Discretionary Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on June 19, 2009.

(2)	Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: August 6, 2009	By:	/s/ GENE HODGES
Gene Hodges
Chief Executive Officer

Date: August 6, 2009	By:	/s/ ARTHUR S. LOCKE III
Arthur S. Locke III
Chief Financial Officer

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(1)	2009 Equity Incentive Plan.

10.2(1)	Form of Stock Option Agreement under the 2009 Equity Incentive Plan.

10.3(1)	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan.

10.4(1)	Form of Non-Discretionary Stock Option Agreement under the 2009 Equity Incentive Plan and Form of Early Exercise Stock Purchase Agreement under the 2009 Equity Incentive Plan.

10.5(1)	Form of Non-Discretionary Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on June 19, 2009.

(2)	Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.