Form 10-K/A
period 2008-12-31
WEBSENSE INC
filed 2009-10-29
CIK 1098277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

On September 14, 2009, the audit committee of the board of directors of Websense, Inc. (the “Company,” sometimes referred to as “we”, “us” or “our”), upon the identification by and recommendation of management, concluded that the previously issued financial statements contained in our annual reports on Form 10-K for the years ended December 31, 2007 and 2008, and our quarterly reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009 and June 30, 2009 should no longer be relied upon because of errors in those financial statements, and that we would restate these financial statements to make the necessary accounting corrections.

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2008 is being filed to restate our consolidated financial statements for the years ended December 31, 2008 and 2007 (including restated financial information as of and for the interim periods contained therein) previously included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original Form 10-K”).

The restatement relates to an error in the method of recognizing royalty revenue relating to contracts with original equipment manufacturer (“OEM”) customers, who embed our software in their products for resale and provide services in the form of updates that primarily consist of database updates to our Web filtering products. All of these contracts were acquired in connection with the acquisition of SurfControl plc (“SurfControl”) in October 2007. The restatement also relates to an error in the income tax provision computation that resulted from a failure to eliminate a component of previously taxed income from our estimation of taxable income which caused our estimation of taxable profit to be overstated. The restated consolidated financial statements also include other adjustments that were identified but not previously recorded, as it had been determined that they were not material, either individually or in the aggregate. While none of these other adjustments were individually material, they are being made as part of the restatement process. See Notes 2 and 15 to the Company’s audited consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” of this report for additional information. The Company also has restated its unaudited consolidated financial statements as of and for the interim periods ended March 31, 2009 and June 30, 2009.

In connection with the restatement, management has assessed the effectiveness of our disclosure controls and procedures and has included revised disclosure in this Form 10-K/A under Item 9A of Part II, “Controls and Procedures.” Management identified material weaknesses in our internal control over financial reporting with respect to our misapplication of U.S. generally accepted accounting principles on revenue recognition for our OEM contracts which were acquired in connection with the acquisition of SurfControl in October 2007 and our error in our computation of our income tax benefit for the year ended December 31, 2008, as described under Item 9A of Part II in “Management’s Report on Internal Control over Financial Reporting (Restated).” Solely as a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2008 and through the date of this filing. As of the date of this Form 10-K/A, we have adopted a revenue recognition methodology that management believes complies with the requirements of U.S. generally accepted accounting principles and we have corrected our computational mistake on our fiscal 2008 income tax benefit. Management has taken and is taking steps, as described under Item 9A of Part II in “Management’s Remediation Initiatives,” to remediate the material weaknesses in our internal control over financial reporting. We believe that, as a result of management’s in-depth review of its accounting processes, the utilization of external resources and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-K/A and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-K/A fairly present in all material aspects the financial condition, results of operations and cash flows of the Company in conformity with U.S. generally accepted accounting principles.

Except in the case of Item 1 of Part I, the Company has amended and restated in its entirety each item of the Original Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2009 (the “Original Filing Date”) that required a change to reflect this restatement and to include certain additional information. These items include Item 1A of Part I and Items 6, 7, 8 and 9A of Part II. The Company has

amended and restated the subsections of Item 1 of Part I entitled “Customers” and “Sales, Marketing and Distribution.” No other information included in the Original Form 10-K is amended hereby.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains only the items and exhibits to the Original Form 10-K that are being amended and restated, and those unaffected items or exhibits are not included herein. Except as stated above, this Amendment speaks only as of the Original Filing Date, and this filing has not been updated to reflect any events occurring after the Original Filing Date or to modify or update disclosures affected by other subsequent events. In particular, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date. Such forward-looking statements should not be assumed to be accurate as of any future date. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the Original Filing Date, together with any amendments to those filings.

Item 15 of Part IV of this Form 10-K/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. Ernst & Young LLP has dual dated their reports on the consolidated financial statements and internal control over financial reporting to the board of directors and stockholders with regard to the effects on the consolidated financial statements of the restatement as described in Note 2 of the consolidated financial statements and the material weaknesses described previously and updated their consent to the date of this filing.

Websense, Inc.

Form 10-K/A

(Amendment No. 1)

For the Fiscal Year Ended December 31, 2008

PART I

Forward-Looking Statements

This report on Form 10-K/A may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

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

Customers

Our customers range from companies with as few as 10 employees to members of the Global 1,000 and to government agencies and educational institutions. In total, these customers have subscribed to approximately 44 million seats as of December 31, 2008. Ingram Micro, our broad-line distributor for North America, accounted for approximately 23% and 12% of our revenue during 2008 and 2007, respectively. Ingram Micro sold subscriptions through approximately 1,300 resellers in North America in 2008.

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

In connection with the acquisition of SurfControl, we acquired approximately 35 arrangements with original equipment manufacturers (“OEM”) that grant the OEM customers the right to incorporate the Web filtering products into the OEM’s products for resale to end-users.

In 2008, we generated 46% of our total revenue from customers outside of the United States. Revenue generated in the United Kingdom represented approximately 15% of our total revenue. See Note 7 of Notes to the Consolidated Financial Statements for further explanation of our revenue based on geography. Our current international efforts are focused on expanding our indirect sales channels in Europe, Asia/Pacific and Latin America. Our continuing reliance on sales in international markets exposes us to risks attendant to foreign sales. See “Item 1A. Risk Factors—Sales to customers outside the United States have accounted for a significant portion of our revenue, which exposes us to risks inherent in international sales.”

Marketing. Our marketing efforts are designed to increase recognition of Websense as a leading provider of integrated Web filtering and security, data loss prevention (“DLP”) and email and messaging security solutions; raise awareness of the potential risks associated with unmanaged use of corporate computing resources and confidential data; and generate qualified sales leads for our channel partners. We provide potential customers and channel partners with free trials of our software, typically for 30-day periods.

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

Ingram Micro. Through our joint marketing programs, our North American broad-line distributor, Ingram Micro, focuses its efforts on recruiting and servicing resellers focused on selling to the small and medium-sized business (“SMB”) segment, and on building awareness and demand within our existing North America channel partner base. Ingram Micro accounted for approximately 23% and 12% of our revenue during 2008 and 2007, respectively. Ingram Micro sold subscriptions through approximately 1,300 resellers in North America in 2008. Our agreement with Ingram Micro is not subject to any minimum sales obligations or obligations to market our products to its customers, the agreement is non-exclusive and either we or Ingram Micro can terminate the agreement at any time without cause.

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

Substantially all of our revenue for the fiscal year ended December 31, 2008 was derived from new and renewal subscriptions to our Web filtering and Web security products, and we expect that a significant majority of our sales for 2009 will continue to be derived from our Web filtering and Web security products. We expect sales of our Web security gateway, data loss prevention products (“DLP”), hosted security services and other products under development to comprise a relatively small portion of our overall sales in 2009. If our Web filtering and Web security products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we cannot sufficiently increase our customer base with the addition of new customers, particularly in the SMB segment, increase seats under subscriptions from existing customers or renew a sufficient number of SurfControl’s Web filtering customers or migrate them to our Web filtering product, we will not be able to grow our business to meet expectations.

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

Our revenue has been derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Although we rely upon these indirect channels of distribution, we also depend upon our internal sales force to generate sales leads and sell products through the reseller network. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 23% of our revenue during the fiscal year ended December 31, 2008. Should Ingram Micro experience financial difficulties or otherwise delay or prevent our collection of accounts receivable from them, our revenue and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenue and cash flow could be significantly adversely affected. Our indirect sales model involves a number of additional risks, including:

•	our resellers and distributors, including Ingram Micro, are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	we cannot control the level of effort our resellers and distributors expend or the extent to which any of them will be successful in marketing and selling our products;

•

we cannot assure that our channel partners will market and sell our newer product offerings such as our security-oriented offerings, our Web security gateway, our DLP offerings or our hosted security services;

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

If our internal controls are not effective, current and potential stockholders could lose confidence in our financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on management’s assessment and the effectiveness of internal control over financial reporting.

Management had previously concluded that we maintained effective internal control over financial reporting as of December 31, 2008. In connection with the restatement discussed under the heading “Restatement of Previously Reported Consolidated Financial Statements” in Note 2 to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” of this report, management determined that the material weaknesses described below existed as of December 31, 2008. Accordingly, management has now concluded that our internal control over financial reporting was not effective as of December 31, 2008.

As described in “Part II—Item 9A. Controls and Procedures” of this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2008. We and our auditors have also identified material weaknesses in our internal control over financial reporting relating to our revenue recognition under original equipment manufacturer (“OEM”) contracts and our computation of our income tax benefit for the year ended December 31, 2008.

We have taken and are taking actions to remediate these material weaknesses, including implementing a new system for review to determine the maximum period of our performance obligations under each OEM contract and strengthening the controls in the reconciliation and review of the computation of our income tax provision. In addition, our audit committee has directed management to develop and present a plan and timetable for the implementation of remediation measures (to the extent not already implemented), and our audit committee intends to monitor such implementation. We believe that these actions will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. Although we have begun the process of remediating these material weaknesses, this process will take time, and we will not be able to assert that we have remediated these material weaknesses until the procedures that we put in place have been working for a sufficient period of time for us to determine that they are effective.

Although we believe we are taking appropriate actions to remediate the control deficiencies we have identified to strengthen our internal control over financial reporting, we cannot assure you that we will not discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in implementation, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be harmed.

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

In connection with our acquisition of SurfControl in October 2007, we entered into an amended and restated senior secured credit facility to provide financing for a substantial portion of the acquisition purchase price. Our senior secured credit facility contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments, including investments in our subsidiaries, make other restricted payments, pay down subordinated debt, swap or sell assets, merge or consolidate or make acquisitions. An event of default under our senior secured credit facility could allow the lenders to declare all amounts outstanding with respect to the senior secured credit facility to be immediately due and payable. On September 15, 2009, we announced that our previously issued financial statements contained in our annual reports on Form 10-K for the years ended December 31, 2007 and 2008, and our quarterly reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009 and June 30, 2009 should no longer be relied upon because of errors in these financial statements. We subsequently restated our financial statements for these periods. We do not believe that these restatements of our financial statements resulted in any material non-compliance by us with the covenants or representations and warranties in our Senior Credit Agreement. While we have confirmed our compliance to our lenders and we have not received any notifications from our lenders to the contrary, there can be no assurance that our lenders will not take a different position from ours, seek to modify the interest rate or other terms of the Senior Credit Agreement, or pursue an acceleration of our obligations under the Senior Credit Agreement. As collateral for the loan, we pledged substantially all of our consolidated assets and the stock of some of our subsidiaries (subject to limitations with respect to foreign subsidiaries) to secure the debt under our senior secured credit facility. If the amounts outstanding under the senior secured credit facility were accelerated, the lenders could proceed against those consolidated assets and the stock of our subsidiaries. Any event of default, therefore, could have a material adverse effect on our business. Our senior secured credit facility also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure that we will meet those ratios.

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

A significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies so if the U.S. dollar weakens, our consolidated operating expenses would increase. Should the U.S. dollar strengthen, our products may become more expensive for our international customers with subscription contracts, denominated in U.S. dollars, and as a result, our results of operations and net cash flows from international operations may be adversely affected, especially if the trend continues of international sales growing as a percentage of our total sales. Changes in currency rates also impact our future revenue under subscription contracts that are not denominated in U.S. currencies. Our revenue and deferred revenue for these currencies are recorded in U.S. dollars when the subscription is signed based upon currency exchange rates in effect on the last day of the previous month before the subscription agreement is signed. As a result, the strengthening of the U.S. dollar for current sales will not only reduce current cash flows from these sales, but will also reduce our revenue from these contracts, even if these foreign currencies should strengthen in the future.

Sales to customers outside the United States have accounted for a significant portion of our revenue, which exposes us to risks inherent in international sales.

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented 46% of our total revenue generated during the fiscal year ended December 31, 2008 compared with 41% of our total revenue during the fiscal year ended December 31, 2007. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

Acquisitions involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel of the acquired company;

•	potential loss of customers and original equipment manufacturing relationships of the acquired company;

•	diversion of financial and management resources from existing operations and core businesses;

•	risk of entering new markets;

•	potential loss of key employees of the acquired company;

•	integrating personnel with diverse business and cultural backgrounds;

•	preserving the development, distribution, marketing and other important relationships of the companies;

•	assumption of liabilities of the acquired company, including debt and litigation;

•	inability to generate sufficient revenue from newly acquired products and/or cost savings needed to offset acquisition related costs; and

•	the continued use by acquired companies of accounting policies that differ from GAAP, such as policies related to the timing of revenue recognition.

Acquisitions may also cause us to:

•	issue equity securities that would dilute our current stockholders’ percentage ownership;

•	assume certain liabilities;

•	incur additional debt, such as the debt we incurred to partially fund the acquisition of SurfControl;

•	make large and immediate one-time write-offs for restructuring and other related expenses;

•	become subject to intellectual property or other litigation; and

•	create goodwill and other intangible assets that could result in significant impairment charges and/or amortization expense.

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

Substantially all of our revenue comes from the sale of subscriptions to our products, including our hosted services. Upon execution of a subscription agreement or receipt of royalty reports from OEM customers, we invoice our customers for the full term of the subscription agreement or for the period covered by the royalty report from OEM customers. We then recognize revenue from customers daily over the terms of their subscription agreements, or performance period under the OEM contract, as applicable, which, in the case of subscriptions, typically have durations of 12, 24 or 36 months. As a result, a majority of the revenue we report in each quarter is derived from deferred revenue from subscription agreements and OEM contracts entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products, before these downturns are reflected by declining revenues.

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

Part II

Item 6.	Selected Financial Data

The following selected financial data are derived from our consolidated financial statements and have been restated for the years ended December 31, 2008 and 2007 (including interim periods therein) to reflect adjustments that are further discussed in Note 2 to the consolidated financial statements included in Item 8 of this report. These tables should be read in conjunction with Items 7 and 8 of this report.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except for per share data)
	(As Restated)	(As Restated)
Statement of Operations Data:
Revenues	$288,274	$210,307	$178,814	$148,636	$111,859
Cost of revenues	48,160	29,140	15,274	10,642	7,769

Gross margin	240,114	181,167	163,540	137,994	104,090
Operating expenses:
Selling and marketing	175,365	126,247	80,135	55,288	42,625
Research and development	53,274	40,913	22,663	16,277	14,509
General and administrative	45,343	32,708	21,279	11,729	8,200

Total operating expenses	273,982	199,868	124,077	83,294	65,334

(Loss) income from operations	(33,868)	(18,701)	39,463	54,700	38,756
Interest expense	(13,134)	(4,308)	—	—	—
Other income, net	739	9,461	11,287	5,411	2,226

(Loss) income before income taxes	(46,263)	(13,548)	50,750	60,111	40,982
(Benefit) provision for income taxes	(19,484)	2,933	18,657	21,343	14,806

Net (loss) income	$(26,779)	$(16,481)	$32,093	$38,768	$26,176

Net (loss) income per share:
Basic	$(0.59)	$(0.37)	$0.69	$0.82	$0.57
Diluted	$(0.59)	$(0.37)	$0.68	$0.79	$0.54
Weighted average shares—basic	45,190	45,107	46,494	47,491	46,161
Weighted average shares—diluted	45,190	45,107	47,116	49,196	48,228

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
	(As Restated)	(As Restated)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash) and marketable securities	$66,811	$87,733	$326,905	$320,389	$243,788
Total assets	724,663	780,739	424,257	403,675	315,293
Deferred revenue	341,784	288,043	220,343	179,925	132,317
Long-term liabilities	261,965	322,829	71,804	60,807	41,631
Total stockholders’ equity	176,660	192,437	180,725	205,811	167,944

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report. See “Item 1A—Risk Factors” above regarding certain factors known to us that could cause reported financial information not to be necessarily indicative of future results.

Restatement of Previously Reported Audited Annual and Unaudited Interim Consolidated Financial Information

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments made to the previously reported consolidated financial statements for the years ended December 31, 2008 and 2007 (including interim periods therein). See Notes 2 and 15 to the consolidated financial statements in Item 8 of this report for additional information.

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

During 2008, we derived 46% of our revenue from international sales, compared with 41% for 2007, with the United Kingdom comprising approximately 15% and approximately 11% of our total revenue in 2008 and 2007, respectively. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

We utilize a two-tier distribution strategy in North America to sell our products, with an objective of increasing the number of value-added resellers selling our products and further extending our reach into the small and medium sized business market segment. Our distribution strategy outside North America also relies on a multi-tiered system of distributors and value-added resellers. Sales through indirect channels currently account for more than 90% of our revenue. Sales to Ingram Micro, a distributor who sells our products in North America through approximately 1,300 resellers, accounted for approximately 23% of our revenue in 2008 and 12% of our revenue in 2007.

In connection with the acquisition of SurfControl, we acquired approximately 35 arrangements with OEMs that grant the OEM customers the right to incorporate our Web filtering products into the OEM’s products for resale to end-users.

We sell subscriptions to our products, generally in 12, 24 or 36 month contract durations, based on the number of seats or devices managed. As described elsewhere in this report, we recognize revenue from subscriptions to our products, including add-on modules, on a daily straight-line basis commencing on the day the term of the subscription begins, over the term of the subscription agreement. We recognize revenue associated with OEM contracts ratably over the contractual period for which we are obligated to provide our services. We generally recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract and are fully expensed in the period the product is delivered. Operating expenses have continued to increase as compared with prior periods due to expanded selling and marketing efforts, continued product research and development and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in subsequent periods.

In October 2007, we closed our acquisition of SurfControl and as a result incurred an operating loss under GAAP during the fourth quarter of 2007 and for the fiscal years 2007 and 2008. Similar to Websense, SurfControl sold products primarily under subscriptions whereby revenues were recorded ratably over the term of the agreement. Under purchase accounting, we wrote off $101.1 million of the deferred revenue of SurfControl, leaving a balance of $19.7 million. This adjustment reflects the fair value of the post-contract technical support services that will be recognized daily in accordance with our revenue recognition policy. We did not expect to generate significant revenue from the installed SurfControl customer base until the subscriptions we acquired were up for renewal. In connection with the acquisition, we have incurred restructuring costs primarily in connection with reducing SurfControl headcount and eliminating redundant facilities. As of the acquisition date, we also immediately started to incur the expenses of operating the SurfControl operations as well as recording the amortization of the acquired intangibles. As a result, we reported a net loss for fiscal years 2007 and 2008. Given the average remaining term of the SurfControl subscriptions we acquired and the elimination of many of the non-recurring acquisition related expenses, we currently expect to report income from operations for fiscal year 2009, although not in the first half of 2009. Our ability to retain SurfControl customers when contracts are up for renewal and maintain our overall pricing levels for our products will impact our results of operations and the timing of our return to profitability.

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

For our OEM contracts, we grant our OEM customers the right to incorporate our web filtering products into their products for resale to end users. The OEM customer pays us a royalty fee for each resale to an end user of a subscription to our product over a specified period of time. We recognize revenue associated with the OEM contracts ratably over the contractual period for which we are obligated to provide our services. The timing of the OEM revenue recognition will vary for each OEM depending on the information available, such as underlying end user subscription periods, to determine the contractual obligation period.

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

At December 31, 2008, there was $51.8 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of approximately 2.4 years.

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

Results of Operations

The following table summarizes our operating results as a percentage of revenues for each of the periods shown.

	Years Ended December 31,
	2008	2007	2006
	(As Restated)	(As Restated)
Revenues	100%	100%	100%

Cost of revenues	17	14	9

Gross margin	83	86	91

Operating expenses:
Selling and marketing	61	60	44
Research and development	18	19	13
General and administrative	16	16	12

Total operating expenses	95	95	69

(Loss) income from operations	(12)	(9)	22
Interest expense	(4)	(2)	—
Other income, net	—	4	6

(Loss) income before income taxes	(16)	(7)	28
(Benefit) provision for income taxes	(7)	1	10

Net (loss) income	(9)%	(8)%	18%

Year ended December 31, 2008 compared with the year ended December 31, 2007

Revenue

Revenue increased to $288.3 million in 2008 from $210.3 million in 2007. The increase was a result primarily of additional customer seats in new, renewed and upgraded subscriptions (including an increase of $54.5 million from new or renewed SurfControl seat subscriptions, an increase of $3.6 million of SurfControl OEM revenue and an increase of $5.0 million of revenue recognized from the deferred revenue acquired from SurfControl in October 2007) from 2007 to 2008. Revenue from DLP products initially acquired from PortAuthority contributed $4.6 million for 2008 compared to $2.1 million for 2007. The number of seats under subscription increased from 42.1 million as of December 31, 2007 to 43.9 million as of December 31, 2008. Revenue from products sold in the United States accounted for $155.7 million or 54% of 2008 revenue compared to $123.4 million or 59% in 2007. Revenue from products sold internationally accounted for $132.6 million or 46% of 2008 revenue compared to $86.9 million or 41% in 2007. We had current deferred revenue of $223.9 million as of December 31, 2008, compared to $191.0 million as of December 31, 2007. We expect our 2009 revenue to increase over 2008 revenue levels due to the level of current deferred revenue that will be recognized as revenue during 2009, subscriptions that are scheduled for renewal in 2009 that are expected to be renewed and expected new business during 2009 for which some revenue will be recognized during 2009. Our revenue in 2009 may be impacted by the duration of contracts for renewal and new subscriptions, the timing of sales of renewal and new subscriptions, the average annual contract value and per seat price, and currency exchange rates impacting new and renewal subscriptions in international markets.

Cost of Revenue

Cost of revenue consists of the costs of content review, technical support, infrastructure costs associated with maintaining our databases, costs associated with providing our hosted security services and amortization of acquired technology. Cost of revenue increased to $48.2 million in 2008 from $29.1 million in 2007. The $19.1 million increase primarily consisted of $7.2 million of increased amortization of acquired technology primarily due to the acquisition of SurfControl in October 2007, $3.7 million related to increased personnel costs in our technical support and database groups, including the increased headcount attributable to the acquisition of SurfControl, $2.9 million related to the hosted services operations we acquired from SurfControl and $3.7 million related to increased allocated costs. We allocate the costs for human resources, employee benefits, payroll taxes, information technology, facilities and fixed asset depreciation to each of our functional areas based on headcount data. Our headcount in cost of revenue departments increased from an average of 179 during 2007 to an average of 223 during 2008. As of December 31, 2008, the acquired technology is being amortized over a remaining weighted average period of 2.5 years. We expect to record $12.9 million in amortization expense of acquired technology in 2009 based on our existing acquired technology assets as of December 31, 2008. In addition, we expect cost of revenue to increase to support the growth and maintenance of our databases and costs associated with providing our hosted security services as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue increased to 17% during 2008 from 14% in 2007. We expect that cost of revenue will increase in absolute dollars in 2009 but as a percentage of revenue will remain approximately the same for 2009 compared to 2008.

Gross Margin

Gross margin increased to $240.1 million in 2008 from $181.2 million in 2007. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin decreased to 83% in 2008 from 86% in 2007 primarily due to the increased costs described in the preceding Cost of Revenue section. We expect that gross margin, as a percentage of revenue, will remain in excess of 80% of revenue for 2009.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships as well as allocated costs. Selling and marketing expenses increased to $175.4 million in 2008 from $126.2 million in 2007. Approximately $24.2 million of the increase was due to the amortization of acquired customer relationships which resulted from the acquisition of SurfControl in October 2007. As of December 31, 2008, the acquired customer relationships intangible assets are being amortized over a remaining weighted average period of approximately 5.6 years. In addition to the amortization of acquired intangible assets, the increase in selling and marketing expenses was due to increased personnel costs of $17.6 million, including new personnel added to support increased sales following the SurfControl acquisition in October 2007, and $5.7 million of increased allocated costs. Our headcount in sales and marketing increased from an average of 425 during 2007 to an average of 529 during 2008. Operating expenses in 2008 were reduced by improvements in U.S. currency exchange rates relative to the foreign currencies in which certain of our international expenses were incurred. We expect overall selling and marketing expenses to decrease in absolute dollars and as a percentage of revenue in 2009 primarily due to a decrease of approximately $11.1 million of amortization of acquired intangibles from the SurfControl acquisition and an elimination of the non-recurring acquisition related expenses. We expect amortization of acquired intangibles of $26.4 million in 2009 based on our existing acquired intangible assets as of December 31, 2008 from the SurfControl and PortAuthority acquisitions.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $53.3 million in 2008 from $40.9 million in 2007. The increase of $12.4 million in research and development expenses was primarily due to $7.2 million of increased personnel cost, including adding new employees due to the SurfControl acquisition in October 2007, and increased hiring to support our release of our Web content gateway, DLP endpoint module and enhancements to our other products as well as to support our expanding list of technology partners and $4.9 million of increased allocated costs. Our headcount increased in research and development from an average of 230 during 2007 to an average of 355 during 2008. Included in research and development for 2007 was $1.3 million of in-process research and development related to our PortAuthority acquisition in January 2007. We expect research and development expenses to increase in absolute dollars in

2009 due to our expanded base of product offerings and the hiring of personnel to support our continued enhancements of our existing and new products. We are managing the increase in our absolute research and development expenses by operating research and development facilities in multiple international locations, including a facility in Beijing, China, that have lower costs than our operations in the United States. As a result of the PortAuthority and SurfControl acquisitions, we now have research and development facilities in Ra’anana, Israel; Los Gatos, California and Reading, England, that have contributed to our increased research and development expenses. While we expect research and development expenses to increase in absolute dollars in 2009, we expect that research and development expenses as a percentage of revenue will decrease in 2009 compared to 2008 due to the expected increase in revenue.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, and administrative personnel, third party professional services fees and allocated costs. General and administrative expenses increased to $45.3 million in 2008 from $32.7 million in 2007. The $12.6 million increase in general and administrative expenses was primarily due to $5.4 million of increased personnel costs needed to support our growing operations, including the acquisition of SurfControl in October 2007, $4.9 million of increased professional services primarily related to SurfControl integration activities and $2.3 million of increased allocated costs. Our headcount increased in general and administrative departments from an average of 80 during 2007 to an average of 111 during 2008. During 2008, we incurred $2.9 million in non-recurring acquisition related general and administrative expenses, including professional services, integration travel and allocated excess facility expenses. We expect general and administrative expenses to increase in absolute dollars but decline as a percentage of revenue in 2009 due to the expected increase in revenue.

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

Other Income, Net

Net other income decreased to $0.7 million in 2008 from $9.5 million in 2007. The decrease was due primarily to reduced cash, cash equivalents and marketable securities balances from which we generate interest income as a result of our use of an aggregate of $272 million to fund the acquisitions of SurfControl in October 2007 and PortAuthority in January 2007 and related transaction costs. During 2008, we also used $65 million to make prepayments of principal on our senior secured credit facility and approximately $20 million for stock repurchases reducing our cash balances. The decline in net other income was also due to lower interest rates realized on our balances of cash and cash equivalents and marketable securities as well as foreign exchange losses due to unfavorable movements in foreign exchange rates during 2008 as compared with 2007. We expect to continue to generate significant cash flow from our operations and expect to continue to use a substantial portion of cash generated to pay down debt and fund stock repurchases. Due to a lower interest rate environment we expect our net other income in 2009 will be less than 2008 levels.

Provision for Income Taxes

In 2008, we recognized an income tax benefit of $19.5 million compared to an income tax expense of $2.9 million for 2007. The annual effective income tax rate for 2008 was (42.1)% compared to 21.6% for 2007. The 2008 effective tax rate variance from the statutory rate was primarily related to losses generated in a low tax jurisdiction (Ireland) and the establishment of a valuation allowance related to net operating losses for one of our subsidiaries in the United Kingdom offset by release of a valuation allowance related to net operating losses in the United States. In 2007 the annual effective tax rate variance from the statutory rate was primarily attributed to certain post-acquisition net operating losses related to SurfControl’s U.S. operations for which no tax benefit was recorded due to the uncertainty of the future utilization of these losses.

Our effective tax rate may change in future periods due to the composition of taxable income between domestic and international operations, the magnitude of our tax-exempt income, any future acquisitions and any future changes or interpretations in tax rules and legislation, or corresponding accounting rules.

Year ended December 31, 2007 compared with the year ended December 31, 2006

Revenue

Revenue increased to $210.3 million in 2007 from $178.8 million in 2006. The increase was primarily a result of the addition of new, renewed and upgraded subscriptions from our customers that resulted in a 1.3 million increase in the number of seats under subscription (excluding the addition of approximately 26.7 million SurfControl seats) from December 31, 2006 to December 31, 2007. Our 2007 revenue also increased compared to 2006 as a result of the acquisitions of PortAuthority in January 2007 and SurfControl in October 2007.

Cost of Revenue

Cost of revenue increased to $29.1 million in 2007 from $15.3 million in 2006. The increase was primarily due to $6.6 million of amortization of acquired technology which resulted from the acquisitions of SurfControl in October 2007 and PortAuthority in January 2007, as well as increased costs for additional personnel in our technical support and database groups, including the increase in headcount attributable to the acquisition of SurfControl and the addition of DLP products, and allocated costs. Our headcount in cost of revenue departments increased from 152 at December 31, 2006 to 232 at December 31, 2007. As of December 31, 2007, the acquired technology is being amortized over a remaining weighted average period of 3.7 years. As a percentage of revenue, cost of revenue increased to 14% during 2007 from 9% in 2006.

Gross Margin

Gross margin increased to $181.2 million in 2007 from $163.5 million in 2006. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin decreased to 86% in 2007 from 91% in 2006 primarily due to the increased costs described in the preceding Cost of Revenue section.

Operating Expenses

Selling and marketing. Selling and marketing expenses increased to $126.2 million in 2007 from $80.1 million in 2006. Approximately $13.6 million of the increase was due to the amortization of acquired intangibles (primarily customer relationships) which resulted from the acquisitions of SurfControl in October 2007 and PortAuthority in January 2007. As of December 31, 2007, the acquired customer relationships intangible assets are being amortized over a remaining weighted average period of approximately 6.8 years. In addition to the amortization of acquired intangibles, the increase in selling and marketing expenses was primarily due to additional expenses associated with our new channel strategy started in 2006, increased personnel costs and related travel, including new personnel added from the PortAuthority and SurfControl acquisitions and allocated costs. Our headcount in sales and marketing increased from 358 employees at December 31, 2006 to 546 employees at December 31, 2007.

Research and development. Research and development expenses increased to $40.9 million in 2007 from $22.7 million in 2006. The increase of $18.2 million in research and development expenses was primarily due to increased personnel cost, including costs of adding new full time employees due to the PortAuthority and SurfControl acquisitions, and increased hiring to support our expanding list of technology partners, the enhancements of Websense Enterprise, the development of Websense Express and enhancements to additional products, and allocated costs. Our headcount increased in research and development from 129 employees at December 31, 2006 to 346 employees at December 31, 2007. Included in research and development for 2007 was $1.3 million of in-process research and development related to our PortAuthority acquisition in January 2007.

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

Provision for Income Taxes

In 2007, we recognized an income tax expense of $2.9 million as compared to $18.7 million for 2006. The annual effective income tax rate for 2007 was 21.6% compared to 36.8% for 2006. The decrease in the tax rate was primarily the result of the following factors. Related to the acquisition of SurfControl, we recorded certain post-acquisition net operating losses related to SurfControl’s U.S. operations for which no tax benefit is currently recorded due to the uncertainty of future utilization of these losses. Related to the acquisition of PortAuthority, we expensed acquired in-process research and development in our 2007 loss before income taxes for which a tax deduction is not allowed. In addition, although the share-based compensation for which no tax benefit is recorded in 2007 and our state income tax provision are both comparable to prior year’s amounts, the impact of these items on the effective tax rate percentage is greater due to the relative size of the pre-tax loss of $13.5 million in 2007 compared to the pre-tax income of $50.8 million in 2006.

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

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents (including restricted cash and cash equivalents) of approximately $66.8 million and retained earnings of $39.1 million. As of December 31, 2007, we had cash and cash equivalents (including restricted cash and cash equivalents) of $68.0 million, investments in marketable securities of $19.8 million and retained earnings of $65.9 million. During 2008, we used $65 million of our cash to pay down principal on our senior secured term loan and to repurchase approximately $20 million of our common stock.

Net cash provided by operating activities was $65.8 million in 2008 compared with $53.5 million in 2007. The $12.3 million increase in cash provided by operating activities in 2008 was primarily a result of our cash collections increasing due principally to increased sales resulting from the SurfControl acquisition and sales of new products, partially off-set by increased cash expenses principally associated with increased cash operating expenses after the SurfControl acquisition and interest payments associated with the senior secured credit facility utilized to finance the SurfControl acquisition. Our operating cash flow is significantly influenced by sales of new and renewal subscriptions, accounts receivable collections and cash operating expenses. A decrease in sales of subscriptions or accounts receivable collections will negatively impact our operating cash flow. We expect to continue to generate significant cash flow from operations in 2009.

Net cash provided by investing activities was $10.1 million in 2008 compared with net cash used in investing activities of $259.9 million in 2007. The $270.0 million change in net cash provided by investing activities for 2008 was primarily due to the net cash paid for the acquisitions of PortAuthority and SurfControl totaling approximately $477 million in 2007 and offset by the increase of net maturities over purchases of marketable securities of approximately $204 million in 2007 compared to 2008.

Net cash used in financing activities was $76.2 million in 2008 compared with net cash provided by financing activities of $189.0 million in 2007. The $265.2 million change in net cash used in financing activities in 2008 was primarily due to borrowing $210 million on our senior secured term loan in 2007 and making debt related payments of approximately $30 million ($25.4 million on the senior secured credit facility related to SurfControl and $4.2 million related to PortAuthority) in 2007 compared to $65 million of debt related payments (on the senior secured term loan) in 2008. We also repurchased approximately $20 million of our common stock in 2008 compared to making no stock repurchases in 2007.

In connection with the acquisition of SurfControl in October 2007, we entered into an amended and restated senior credit agreement (the “Senior Credit Agreement”). The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. Through December 31, 2008, we have made prepayments totaling $85 million on our senior secured term loan, reducing the outstanding balance to $125 million. The senior secured credit facility is secured by substantially all of our assets, including pledges of stock of some of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. The senior secured term loan initially amortized at a minimum rate of 2.5%, 10%, 12.5%, and 15%, respectively, during the first four years of the term and 60% during the fifth year. In conjunction with our $20 million prepayment on December 31, 2007, we amended our Senior Credit Agreement to eliminate any additional mandatory principal payments until September 30, 2009. The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon our total leverage ratio, as defined in the Senior Credit Agreement. The initial interest rate on the credit facility was LIBOR plus 250 basis points, and was subject to step downs in the spread over LIBOR based upon potential future improvements in our total leverage ratio. The unused portion of the revolving credit facility required a 50 basis points fee per annum, also subject to a step down based upon potential future improvements in our total leverage ratio. As of July 2008, the spread on both the senior secured term loan and revolving credit facility was reset to LIBOR plus 225 basis points per annum for the senior secured term loan and reduced by 25 basis points per annum for the unused portion of the revolving credit facility. The weighted average interest rate on the senior secured term loan at December 31, 2008 was 5.7%. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Among the negative covenants are restrictions on our ability to borrow money, including restrictions on (a) the incurrence of more than $15 million of new debt, including capital leases (subject to certain exceptions), (b) the incurrence of more than $7.5 million in letters of credit, (c) the incurrence of more than $50 to $75 million of new debt, depending on our leverage ratio, to finance future acquisitions or (d) the assumption of more than $15 million of new debt in connection with acquisitions. On September 15, 2009, we announced that our previously issued financial statements contained in our annual reports on Form 10-K for the years ended December 31, 2007 and 2008, and our quarterly reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009 and June 30, 2009 should no longer be relied upon because of errors in these financial statements. We subsequently restated our financial statements for these periods. We do not believe that these restatements of our financial statements resulted in any material non-compliance by us with the covenants or representations and warranties in our Senior Credit Agreement. While we have confirmed our compliance to our lenders and we have not received any notifications from our lenders to the contrary, there can be no assurance that our lenders will not take a different position from ours, seek to modify the interest rate or other terms of the Senior Credit Agreement, or pursue an acceleration of our obligations under the Senior Credit Agreement.

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

Obligations and commitments. The following table summarizes our contractual payment obligations and commitments as of December 31, 2008 (in thousands):

	Payment Obligations by Year
	2009	2010	2011	2012	2013	Thereafter	Total
Senior secured term loan:
Scheduled principal payments	$4,112	$17,270	$20,724	$82,894	$—	$—	$125,000
Estimated interest and fees	6,764	4,774	3,610	1,996	—	—	17,144
Operating leases	6,409	5,509	4,166	3,881	3,762	1,001	24,728
Facility exit obligation	1,013	1,064	733	—	—	—	2,810
Software licenses	585	97	—	—	—	—	682

Total	$18,883	$28,714	$29,233	$88,771	$3,762	$1,001	$170,364

Obligations under our Senior Credit Agreement represent the future minimum principal debt payments due under the senior secured term loan. Estimated interest and fees expected to be incurred on the senior secured term loan are based on known rates and scheduled principal payments as of December 31, 2008 (see Note 9 to the audited financial statements).

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

Facility exit obligation represents estimated future lease costs from a facility acquired from SurfControl that is being exited (as more fully described in Note 5 to the audited financial statements). These costs will be paid over the respective lease term through 2011. These amounts are included in our consolidated balance sheet.

Software license obligations represent purchase commitments for software licenses made in the ordinary course of business.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $8.8 million of unrecognized tax benefits (as more fully described in Note 13 to the audited financial statements) have been excluded from the contractual payment obligations table above.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Websense, Inc.

We have audited the accompanying consolidated balance sheets of Websense, Inc. as of December 31, 2008 (as restated), and 2007 (as restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008 (as restated) and the year ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Websense, Inc. at December 31, 2008 (as restated), and 2007 (as restated), and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 (as restated) and the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the accompanying consolidated financial statements have been restated for the correction of errors in the Company’s application of Statement of Position No. 97-2, Software Revenue Recognition as it relates to arrangements with original equipment manufacturer customers that were acquired in connection with the acquisition of SurfControl in October 2007 and errors in the Company’s computation of its income tax benefit for the year ended December 31, 2008.

As discussed in Note 1 to the consolidated financial statements, Websense, Inc. adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Websense, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009, except for the effects of the material weaknesses described in the sixth paragraph of that report, as to which the date is October 28, 2009, expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/S/ ERNST & YOUNG LLP

San Diego, California

February 24, 2009, except for the effects on the consolidated financial statements of the restatement described in Note 2, as to which the date is

October 28, 2009

Websense, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2008	2007
	(As Restated) (See Note 2)	(As Restated) (See Note 2)
Assets
Current assets:
Cash and cash equivalents	$64,096	$66,090
Cash and cash equivalents—restricted	2,500	—
Marketable securities	—	19,781
Accounts receivable, net of allowance for doubtful accounts of $1,752 and $2,131 at December 31, 2008 and 2007	82,099	76,328
Income tax receivable	10,927	3,734
Current portion of deferred income taxes	34,198	22,870
Other current assets	9,029	10,109

Total current assets	202,849	198,912
Cash and cash equivalents—restricted, less current portion	215	1,862
Property and equipment, net	14,312	17,657
Intangible assets, net	106,493	152,906
Goodwill	372,624	385,916
Deferred income taxes, less current portion	24,237	19,288
Deposits and other assets	3,933	4,198

Total assets	$724,663	$780,739

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,719	$3,255
Accrued compensation and related benefits	19,129	28,960
Other accrued expenses	27,946	30,449
Current portion of income taxes payable	7,135	1,388
Current portion of senior secured term loan	4,112	—
Current portion of deferred tax liability	1,053	10,399
Current portion of deferred revenue	223,944	191,022

Total current liabilities	286,038	265,473
Other long term liabilities	2,616	1,634
Income taxes payable, less current portion	10,098	13,210
Senior secured term loan, less current portion	120,888	190,000
Deferred tax liability, less current portion	10,523	20,964
Deferred revenue, less current portion	117,840	97,021

Total liabilities	548,003	588,302

Stockholders’ equity:
Common stock—$0.01 par value; 100,000 shares authorized; 45,048 and 45,394 shares issued and outstanding at December 31, 2008 and 2007	522	515
Additional paid-in capital	300,050	267,142
Treasury stock, at cost	(159,842)	(139,792)
Retained earnings	39,113	65,892
Accumulated other comprehensive loss	(3,183)	(1,320)

Total stockholders’ equity	176,660	192,437

Total liabilities and stockholders’ equity	$724,663	$780,739

See accompanying notes.

Websense, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
	(As Restated) (See Note 2)	(As Restated) (See Note 2)
Revenues	$288,274	$210,307	$178,814

Cost of revenues	48,160	29,140	15,274

Gross margin	240,114	181,167	163,540

Operating expenses:
Selling and marketing	175,365	126,247	80,135
Research and development	53,274	40,913	22,663
General and administrative	45,343	32,708	21,279

Total operating expenses	273,982	199,868	124,077

(Loss) income from operations	(33,868)	(18,701)	39,463

Interest expense	(13,134)	(4,308)	—

Other income, net	739	9,461	11,287

(Loss) income before income taxes	(46,263)	(13,548)	50,750

(Benefit) provision for income taxes	(19,484)	2,933	18,657

Net (loss) income	$(26,779)	$(16,481)	$32,093

Net (loss) income per share:
Basic net (loss) income per share	$(0.59)	$(0.37)	$0.69
Diluted net (loss) income per share	$(0.59)	$(0.37)	$0.68
Weighted average shares—basic	45,190	45,107	46,494
Weighted average shares—diluted	45,190	45,107	47,116

See accompanying notes.

Websense, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount
					(As Restated) (See Note 2)		(As Restated) (See Note 2)
Balance at January 1, 2006	47,942	$500	$197,826	$(48,340)	$50,655	$(624)	$200,017
Issuance of common stock upon exercise of options	946	7	11,573	—	—	—	11,580
Issuance of common stock for ESPP purchase	197	2	3,978	—	—	—	3,980
Share-based compensation expense	—	—	20,358	—	—	—	20,358
Excess tax benefit of share-based compensation	—	—	3,567	—	—	—	3,567
Purchase of treasury stock	(4,300)	—	—	(91,404)	—	—	(91,404)
Net income	—	—	—	—	32,093	—	32,093
Net change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	458	458
Net change in unrealized gain on fair value of foreign currency contracts, net of tax	—	—	—	—	—	76	76

Comprehensive income							32,627

Balance at December 31, 2006	44,785	509	237,302	(139,744)	82,748	(90)	180,725
Cumulative impact of change in accounting for uncertainties in income taxes —upon adoption of FIN 48 (see Note 13)	—	—	(859)	—	(375)	—	(1,234)

Balance at January 1, 2007 upon adoption of FIN 48	44,785	509	236,443	(139,744)	82,373	(90)	179,491
Issuance of common stock upon exercise of options	339	4	3,256	—	—	—	3,260
Issuance of common stock for ESPP purchase	240	2	4,315	—	—	—	4,317
Issuance of common stock from restricted stock units, net	30	—	—	(48)	—	—	(48)
Share-based compensation expense	—	—	22,076	—	—	—	22,076
Excess tax benefit of share-based compensation	—	—	1,052	—	—	—	1,052
Net loss (as restated—See Note 2)	—	—	—	—	(16,481)	—	(16,481)
Net change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	81	81
Net change in unrealized loss on derivative contracts, net of tax	—	—	—	—	—	(989)	(989)
Translation adjustments	—	—	—	—	—	(322)	(322)

Comprehensive loss (as restated—See Note 2)							(17,711)

Balance at December 31, 2007 (as restated—See Note 2)	45,394	515	267,142	(139,792)	65,892	(1,320)	192,437
Issuance of common stock upon exercise of options	356	4	4,307	—	—	—	4,311
Issuance of common stock for ESPP purchase	347	3	5,318	—	—	—	5,321
Issuance of common stock from restricted stock units, net	30	—	—	(52)	—	—	(52)
Share-based compensation expense	—	—	24,089	—	—	—	24,089
Tax shortfall from stock option exercises	—	—	(806)	—	—	—	(806)
Purchase of treasury stock	(1,079)	—	—	(19,998)	—	—	(19,998)
Net loss (as restated—See Note 2)	—	—	—	—	(26,779)	—	(26,779)
Net change in unrealized loss on derivative contracts, net of tax	—	—	—	—	—	(560)	(560)
Translation adjustments	—	—	—	—	—	(1,303)	(1,303)

Comprehensive loss (as restated—See Note 2)							(28,642)

Balance at December 31, 2008 (as restated—See Note 2)	45,048	$522	$300,050	$(159,842)	$39,113	$(3,183)	$176,660

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2008	2007	2006
	(As Restated) (See Note 2)	(As Restated) (See Note 2)
Operating activities:
Net (loss) income	$(26,779)	$(16,481)	$32,093

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	62,994	28,604	3,406
Share-based compensation	24,089	22,076	20,358
Deferred income taxes	(28,229)	(14,882)	(10,170)
Unrealized (gain) loss on foreign exchange	(632)	543	76
Tax shortfall (windfall) from stock option exercises	806	(1,052)	(3,567)
Changes in operating assets and liabilities, net of effects from purchases of PortAuthority and SurfControl:
Accounts receivable	(3,765)	(6,744)	(2,170)
Other assets	(8,271)	(5,160)	211
Accounts payable	(1,111)	(1,181)	639
Accrued compensation and related benefits	(5,718)	1,088	688
Other liabilities	(2,584)	(5,658)	1,999
Deferred revenue	54,465	47,664	34,624
Income taxes payable	546	4,717	5,491

Net cash provided by operating activities	65,811	53,534	83,678

Investing activities:
Change in restricted cash and cash equivalents	(1,240)	(261)	—
Purchase of property and equipment	(7,911)	(5,866)	(4,143)
Purchase of intangible assets	(2,061)	—	(1,200)
Cash refunded from (paid to acquire) PortAuthority, net of cash acquired	147	(81,988)	—
Cash paid to acquire SurfControl, net of cash acquired	—	(395,062)	—
Cash received from sale of CyberPatrol assets	1,400	—	—
Net cash paid for option contracts on SurfControl acquisition	—	(443)	—
Purchases of marketable securities	(20,160)	(506,913)	(649,486)
Maturities of marketable securities	39,963	730,595	665,322

Net cash provided by (used in) investing activities	10,138	(259,938)	10,493

Financing activities:
Borrowings under senior secured term loan	—	210,000	—
Principal payments on senior secured term loan	(65,000)	(20,000)	—
Cash paid for deferred financings fees under senior secured term loan	—	(5,444)	—
Repayment of PortAuthority loan	—	(4,214)	—
Proceeds from exercise of stock options	4,311	3,260	11,580
Proceeds from issuance of common stock for stock purchase plan	5,321	4,317	3,980
Tax (shortfall) windfall from stock option exercises	(806)	1,052	3,567
Purchase of treasury stock	(19,998)	—	(91,404)

Net cash (used in) provided by financing activities	(76,172)	188,971	(72,277)

Effect of exchange rate changes on cash and cash equivalents	(1,771)	—	—
Increase (decrease) in cash and cash equivalents	(1,994)	(17,433)	21,894
Cash and cash equivalents at beginning of year	66,090	83,523	61,629

Cash and cash equivalents at end of year	$64,096	$66,090	$83,523

Supplemental disclosures of cash flow information:
Income taxes paid	$13,066	$15,994	$17,493
Interest paid	$10,778	$3,526	$—
Unrealized gain on marketable securities	$—	$81	$458

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

Prior to the Company’s acquisition of SurfControl plc (“SurfControl”) in October 2007, the Company’s sales were primarily denominated in its functional currency which had been the U.S. dollar. With the acquisition of SurfControl, Websense has certain subsidiaries with functional currencies other than the U.S. dollar. The assets and liabilities of these subsidiaries, where the local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income (loss). Revenue and expense accounts are translated at average exchange rates during the year. The Company recorded foreign currency transaction (losses) gains of ($888,000), $453,000 and $70,000 for the years ended December 31, 2008, 2007 and 2006, respectively, which are included in “Other income, net” on its consolidated statements of operations.

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

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

been met. Upon entering into a subscription arrangement for a fixed or determinable fee, the Company electronically delivers access codes to users and then promptly invoices customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30-60 days of invoicing.

For the Company’s original equipment manufacturer (“OEM”) contracts, the Company grants its OEM customers the right to incorporate the Company’s web filtering products into the OEMs’ products for resale to end users. The OEM customer pays the Company a royalty fee for each resale of a subscription to the Company’s product to an end user over a specified period of time. The Company recognizes revenue associated with the OEM contracts ratably over the contractual period for which the Company is obligated to provide its services to the OEM. These services consist of software updates, technical support and database updates to the Company’s Web filtering products.

The Company records amounts billed to customers in excess of recognizable revenue as deferred revenue in the accompanying consolidated balance sheets. The Company amortizes deferred revenues over the term of the subscription agreement commencing with the day the agreement is signed and all other revenue recognition requirements have been met.

The Company records distributor marketing payments and channel rebates in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), which states these payments and rebates should be recorded as an offset to revenue, unless the Company receives an identifiable benefit in exchange for the consideration and the Company can estimate the fair value of the benefit received. The Company recognizes distributor marketing payments as an offset to revenue in the period the marketing service is provided. The Company recognizes channel rebates as an offset to revenue on a straight-line basis over the term of the corresponding subscription agreement.

Cash and Cash Equivalents (including restricted cash and cash equivalents)

The Company considers all highly liquid investments with a maturity of ninety days or less when purchased to be cash equivalents. The Company generally invests its excess cash in money market funds with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified if necessary to take advantage of trends in yields and interest rates. The Company has not experienced any losses on its cash and cash equivalents. The Company’s restricted cash is restricted in its use for a credit card account, a capital reduction account in connection with a restructuring of an international subsidiary and lease guarantees.

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

December 31, 2008

Interest on Cash and Marketable Securities

The Company’s interest on cash and cash equivalents and marketable securities, included as a component of other income, net, was $1.6 million, $8.5 million and $11.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Acquisitions, Goodwill and Other Intangible Assets

The Company accounts for acquired businesses using the purchase method of accounting in accordance with SFAS No. 141, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. In accordance with SFAS No. 142, the Company reviews goodwill that has an indefinite useful life for impairment at least annually in the Company’s fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. Intangible assets with finite lives are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. In accordance with SFAS No. 144, the Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the value of future undiscounted cash flows is less than the carrying amount of an asset, the Company records an impairment loss based on the excess of the carrying amount over the fair value of the asset. No impairment losses were recorded in 2008, 2007 or 2006.

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

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

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

Notional and fair values of the Company’s hedging positions at December 31, 2008 and 2007 are presented in the table below (in thousands):

	December 31, 2008			December 31, 2007
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Euro	€13,000	$16,820	$15,512	€1,500	$2,189	$2,167
British Pound	£5,500	8,196	8,419	£—	—	—
Israeli Shekel	ILS 950	251	254	ILS —	—	—

Total		$25,267	$24,185		$2,189	$2,167

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

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

October 11, 2007 the Company entered into an interest rate cap agreement to limit the maximum interest rate on a portion of its senior secured credit facility to 6.5% per annum. The amount of principal protected by this cap agreement increases from $5 million at December 31, 2007 to $74.3 million on June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

Concentration of Credit Risk

The Company sells its products to customers primarily in the United States, Canada, Europe, Asia, Australia and Latin America. The Company maintains a reserve for potential credit losses and historically such losses have been within management’s estimates. The Company’s broad-line distributor in North America, Ingram Micro, accounted for approximately 23% and 12% of the Company’s revenue during 2008 and 2007, respectively.

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

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

Share-based compensation expense for 2008, 2007 and 2006 of $24.1 million, $22.1 million and $20.4 million, respectively, (excluding tax effects) were recorded in the following expense categories of the consolidated statements of operations.

	Years Ended December 31,
	2008	2007	2006
	(As Restated)	(As Restated)
Share-based compensation in:
Cost of revenue	$1,318	$1,500	$1,476

Total share-based compensation in cost of revenue	1,318	1,500	1,476

Selling and marketing	8,957	8,886	8,264
Research and development	4,734	4,099	3,573
General and administrative	9,080	7,591	7,045

Total share-based compensation in operating expenses	22,771	20,576	18,882

Total share-based compensation	$24,089	$22,076	$20,358

At December 31, 2008, there was $51.8 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of approximately 2.4 years.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2008	2007
	(As Restated)	(As Restated)
Unrealized gain on fair value of foreign currency contracts	$3	$—
Unrealized loss on interest rate swap and cap	(1,561)	(998)
Translation adjustment	(1,625)	(322)

	$(3,183)	$(1,320)

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

	Net (Loss) Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
	(As Restated) (See Note 2)		(As Restated) (See Note 2)
For the Years Ended:
December 31, 2008:
Basic EPS (as restated—See Note 2)	$(26,779)	45,190	$(0.59)
Effect of options	—	—	—

Diluted EPS (as restated—See Note 2)	$(26,779)	45,190	$(0.59)

December 31, 2007:
Basic EPS (as restated—See Note 2)	$(16,481)	45,107	$(0.37)
Effect of options	—	—	—

Diluted EPS (as restated—See Note 2)	$(16,481)	45,107	$(0.37)

December 31, 2006:
Basic EPS	$32,093	46,494	$0.69
Effect of options	—	622	(0.01)

Diluted EPS	$32,093	47,116	$0.68

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

2.	Restatement of Previously Reported Consolidated Financial Statements

The Company has restated its consolidated financial statements as of and for the years ended December 31, 2008 and 2007.

The determination to restate these consolidated financial statements and the quarterly consolidated financial statements was made by the Company’s Audit Committee upon management’s recommendation following the identification of errors related to the Company’s recording of royalty revenue related to OEM contracts which were acquired in connection with the acquisition of SurfControl in October 2007. Management determined

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

whether the amounts involved were material under Staff Accounting Bulletin No. 99, Materiality (“SAB 99”), and Staff Accounting Bulletin No. 108, Considering Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), for one or more periods. Management determined that there was an error in its application of SOP 97-2 and that the adjustments necessary to properly state revenues were material for the years ended December 31, 2008 and 2007, the interim periods within fiscal 2008, the fourth quarter of 2007 and the first and second quarters of 2009. Accordingly, management recommended to the Audit Committee that a restatement was required. During the restatement process, the Company also identified a material error in its income tax benefit computation for the year ended December 31, 2008. The general nature and scope of the errors and adjustments are summarized as follows:

•

Errors in the Timing of Recognition of OEM Revenue (“OEM Revenue—Timing Adjustments”)—The Company identified errors relating to the timing of recognizing royalty revenue from OEM contracts that were acquired in connection with the acquisition of SurfControl in October 2007. Since the SurfControl acquisition, the Company had been recognizing the reported royalty revenue in the same period that it billed the OEM for reported resale transactions of the Company’s products to the OEM’s end users. Because the Company has a continuing obligation to provide service in the form of software updates, technical support and database updates to the Company’s Web filtering products to the OEM during a contractual period of time, the Company has determined that the royalty revenue reported in each respective reporting period should have been recognized ratably over the then remaining contractual period of time for which it has an obligation to the OEM. These errors resulted in an overstatement of revenue of approximately $7.7 million and $1.3 million for the years ended December 31, 2008 and 2007, respectively. In connection with the restatement, the Company determined that no adjustment was required to the fair value of the deferred revenue acquired in the SurfControl acquisition.

•

Errors in 2008 Tax Provision Calculation (“Income Tax Adjustments”)—As part of its income tax return to provision reconciliation procedures performed in the fourth quarter of 2009, the Company identified an error in the income tax benefit computation for the year ended December 31, 2008. In preparing its tax provision for fiscal year 2008, the Company mistakenly failed to eliminate a component of previously taxed income from its estimation of taxable profit. This error resulted in an understatement of the Company’s benefit for income taxes of approximately $7.8 million for the year ended December 31, 2008.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

•

Other Non-Material Items (“Other Adjustments”)—The Company identified other errors that were not material on an after-tax basis, individually or in the aggregate, to its financial statements taken as a whole. These errors resulted in a net understatement in pre-tax loss of $626,000 and $27,000 for the years ended December 31, 2008 and 2007, respectively. However, because the Company is restating its financial statements for the effects of the items noted above, the Company revised its previously reported financial statements to correct all identified errors, including those that were not material. These other errors are summarized in the table below (in thousands):

	Over(Under) statement of pre-tax loss
Description	Fiscal 2008	Fiscal 2007
Correction of preacquisiton deferred revenue	$75	$(75)
Correction of foreign currency gain/(loss)	(692)	(31)
Share-based compensation adjustment related to modification in Employee Stock Purchase Plan (ESPP)	(456)	65
Goodwill adjustment for costs incurred beyond one year allocation period	(115)	—
Correction of accrued expenses	544	14
Correction of revenue for a contract with a grace period	(56)	—
Correction of contra revenue accruals	74	—

Total	$(626)	$(27)

The Company also restated its income tax expense (benefit) for the periods described above to reflect the tax impact of the OEM Revenue—Timing Adjustments, Other Adjustments and other tax provision errors as summarized in the table below (in thousands):

Description	(Increase) Decrease to Income Tax Benefit for Fiscal 2008	Increase (Decrease) to Provision for Income Taxes for Fiscal 2007
Tax impact of OEM revenue—timing adjustment	$(3,022)	$(492)
Reverse valuation allowance for OEM revenue adjustment	(453)	453
Interperiod reclassification of tax on share based compensation	(558)	558
Interperiod reclassification of tax deduction related to restricted stock unit awards	(470)	470
Interperiod reclassification of tax exempt interest benefit	358	(358)
Tax impact related to modification in ESPP	155	(25)
Goodwill adjustment for pre-acquisition SurfControl tax payable balances	457	—
Adjustment in foreign tax witholding	(67)	—

Total	$(3,600)	$606

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

The following tables present the adjustments due to the restatements of the Company’s previously issued consolidated financial statements as of and for the years ended December 31, 2008 and 2007:

	Consolidated Balance Sheet December 31, 2008
	Previously Reported	Adjustments	As Restated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$66,983	$(2,887)	$64,096
Cash and cash equivalents—restricted	—	2,500	2,500
Accounts receivable, net	82,032	67	82,099
Income tax receivable	3,723	7,204	10,927
Current portion of deferred income taxes	33,125	1,073	34,198
Other current assets	9,029	—	9,029

Total current assets	194,892	7,957	202,849
Cash and cash equivalents—restricted, less current portion	—	215	215
Property and equipment, net	14,312	—	14,312
Intangible assets, net	106,493	—	106,493
Goodwill	374,410	(1,786)	372,624
Deferred income taxes, less current portion	21,092	3,145	24,237
Deposits and other assets	3,933	—	3,933

Total assets	$715,132	$9,531	$724,663

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,719	$—	$2,719
Accrued compensation and related benefits	19,087	42	19,129
Other accrued expenses	28,440	(494)	27,946
Current portion of income taxes payable	8,010	(875)	7,135
Current portion of senior secured term loan	4,112	—	4,112
Current portion of deferred tax liability	1,053	—	1,053
Current portion of deferred revenue	220,607	3,337	223,944

Total current liabilities	284,028	2,010	286,038
Other long term liabilities	2,617	(1)	2,616
Income taxes payable, less current portion	10,098	—	10,098
Senior secured term loan, less current portion	120,888	—	120,888
Deferred tax liability, less current portion	10,523	—	10,523
Deferred revenue, less current portion	112,157	5,683	117,840

Total liabilities	540,311	7,692	548,003

Stockholders’ equity:
Common stock	522	—	522
Additional paid-in capital	299,657	393	300,050
Treasury stock, at cost	(159,842)	—	(159,842)
Retained earnings	37,937	1,176	39,113
Accumulated other comprehensive loss	(3,453)	270	(3,183)

Total stockholders’ equity	174,821	1,839	176,660

Total liabilities and stockholders’ equity	$715,132	$9,531	$724,663

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Statement of Operations Year Ended December 31, 2008
	Previously Reported	OEM Revenue – Timing Adjustments	Other Adjustments	Income Tax Adjustments	As Restated
	(In thousands, except per share amounts)
Revenues	$295,861	$(7,680)	$93	$—	$288,274
Cost of revenues	48,178	—	(18)	—	48,160

Gross margin	247,683	(7,680)	111	—	240,114
Operating expenses:
Selling and marketing	175,210	—	155	—	175,365
Research and development	53,105	—	169	—	53,274
General and administrative	45,622	—	(279)	—	45,343

Total operating expenses	273,937	—	45	—	273,982

(Loss) income from operations	(26,254)	(7,680)	66	—	(33,868)
Interest expense	(13,134)	—	—	—	(13,134)
Other income (expense), net	1,431	—	(692)	—	739

Loss before income taxes	(37,957)	(7,680)	(626)	—	(46,263)
Benefit for income taxes	(8,086)	—	—	(11,398)	(19,484)

Net (loss) income	$(29,871)	$(7,680)	$(626)	$11,398	$(26,779)

Net loss per share:
Basic and diluted net loss per share	$(0.66)				$(0.59)

Weighted average shares—basic and diluted	45,190				45,190

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Statement of Cash Flows Year Ended December 31, 2008
	Previously Reported	Adjustments	As Restated
	(In thousands)
Operating activities:
Net (loss) income	$(29,871)	$3,092	$(26,779)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	62,994	—	62,994
Share-based compensation	23,633	456	24,089
Deferred income taxes	(25,464)	(2,765)	(28,229)
Unrealized (gain) loss on foreign exchange	(1,324)	692	(632)
Tax shortfall from stock option exercises	765	41	806
Changes in operating assets and liabilities:		—
Accounts receivable	(3,698)	(67)	(3,765)
Other assets	533	(8,804)	(8,271)
Accounts payable	(1,111)	—	(1,111)
Accrued compensation and related benefits	(5,718)	—	(5,718)
Other liabilities	(2,538)	(46)	(2,584)
Deferred revenue	46,804	7,661	54,465
Income taxes payable	2,366	(1,820)	546

Net cash provided by (used in) operating activities	67,371	(1,560)	65,811

Investing activities:
Change in restricted cash and cash equivalents	—	(1,240)	(1,240)
Purchase of property and equipment	(7,911)	—	(7,911)
Purchase of intangible assets	(2,061)	—	(2,061)
Cash refunded from PortAuthority acquisition	147	—	147
Cash received from sale of CyberPatrol assets	1,400	—	1,400
Purchases of marketable securities	(20,160)	—	(20,160)
Maturities of marketable securities	39,963	—	39,963

Net cash provided by (used in) investing activities	11,378	(1,240)	10,138

Financing activities:
Principal payments on senior secured term loan	(65,000)	—	(65,000)
Proceeds from exercise of stock options	4,311	—	4,311
Proceeds from issuance of common stock for stock purchase plan	5,321	—	5,321
Tax shortfall from stock option exercises	(765)	(41)	(806)
Purchase of treasury stock	(19,998)	—	(19,998)

Net cash used in financing activities	(76,131)	(41)	(76,172)

Effect of exchange rate changes on cash and cash equivalents	(2,018)	247	(1,771)
Increase (decrease) in cash and cash equivalents	600	(2,594)	(1,994)
Cash and cash equivalents at beginning of year	66,383	(293)	66,090

Cash and cash equivalents at end of year	$66,983	$(2,887)	$64,096

Supplemental disclosures of cash flow information:
Income taxes paid	$10,526	$2,540	$13,066
Interest paid	$10,778	$—	$10,778

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Balance Sheet December 31, 2007
	Previously Reported	Adjustments	As Restated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$66,383	$(293)	$66,090
Cash and cash equivalents—restricted	—	—	—
Marketable securities	19,781	—	19,781
Accounts receivable, net	76,328	—	76,328
Income tax receivable	3,734	—	3,734
Current portion of deferred income taxes	22,870	—	22,870
Other current assets	10,109	—	10,109

Total current assets	199,205	(293)	198,912
Cash and cash equivalents—restricted, less current portion	—	1,862	1,862
Property and equipment, net	17,657	—	17,657
Intangible assets, net	152,906	—	152,906
Goodwill	385,916	—	385,916
Deferred income taxes, less current portion	19,048	240	19,288
Deposits and other assets	5,798	(1,600)	4,198

Total assets	$780,530	$209	$780,739

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,255	$—	$3,255
Accrued compensation and related benefits	28,960	—	28,960
Other accrued expenses	30,463	(14)	30,449
Current portion of income taxes payable	1,531	(143)	1,388
Current portion of deferred tax liability	10,399	—	10,399
Current portion of deferred revenue	190,569	453	191,022

Total current liabilities	265,177	296	265,473
Other long term liabilities	1,634	—	1,634
Income taxes payable, less current portion	12,264	946	13,210
Senior secured term loan	190,000	—	190,000
Deferred tax liability, less current portion	20,964	—	20,964
Deferred revenue, less current portion	96,116	905	97,021

Total liabilities	586,155	2,147	588,302
Stockholders’ equity:
Common stock	515	—	515
Additional paid-in capital	267,164	(22)	267,142
Treasury stock, at cost	(139,792)	—	(139,792)
Retained earnings	67,808	(1,916)	65,892
Accumulated other comprehensive loss	(1,320)	—	(1,320)

Total stockholders’ equity	194,375	(1,938)	192,437

Total liabilities and stockholders’ equity	$780,530	$209	$780,739

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Statement of Operations Year Ended December 31, 2007
	Previously Reported	OEM Revenue – Timing Adjustments	Other Adjustments	Income Tax Adjustments	As Restated
	(In thousands, except per share amounts)
Revenues	$211,665	$(1,283)	$(75)	$—	$210,307
Cost of revenues	29,080	—	60	—	29,140

Gross margin	182,585	(1,283)	(135)	—	181,167
Operating expenses:
Selling and marketing	126,335	—	(88)	—	126,247
Research and development	40,951	—	(38)	—	40,913
General and administrative	32,721	—	(13)	—	32,708

Total operating expenses	200,007	—	(139)	—	199,868

(Loss) income from operations	(17,422)	(1,283)	4	—	(18,701)
Interest expense	(4,308)	—	—	—	(4,308)
Other income (expense), net	9,492	—	(31)	—	9,461

Loss before income taxes	(12,238)	(1,283)	(27)	—	(13,548)
Provision for income taxes	2,327	—	—	606	2,933

Net loss	$(14,565)	$(1,283)	$(27)	$(606)	$(16,481)

Net loss per share:
Basic and diluted net loss per share	$(0.32)				$(0.37)

Weighted average shares—basic and diluted	45,107				45,107

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Statement of Cash Flows Year Ended December 31, 2007
	Previously Reported	Adjustments	As Restated
	(In thousands)
Operating activities:
Net loss	$(14,565)	$(1,916)	$(16,481)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,604	—	28,604
Share-based compensation	22,140	(64)	22,076
Deferred income taxes	(14,642)	(240)	(14,882)
Unrealized loss on foreign exchange	543	—	543
Tax windfall from stock option exercises	(1,010)	(42)	(1,052)
Changes in operating assets and liabilities, net of effects from purchases of PortAuthority and SurfControl:
Accounts receivable	(6,744)	—	(6,744)
Other assets	(5,160)	—	(5,160)
Accounts payable	(1,181)	—	(1,181)
Accrued compensation and related benefits	1,088	—	1,088
Other liabilities	(5,644)	(14)	(5,658)
Deferred revenue	46,306	1,358	47,664
Income taxes payable	3,872	845	4,717

Net cash provided by (used in) operating activities	53,607	(73)	53,534

Investing activities:
Change in restricted cash and cash equivalents	—	(261)	(261)
Purchase of property and equipment	(5,866)	—	(5,866)
Cash paid to acquire PortAuthority, net of cash acquired	(81,988)	—	(81,988)
Cash paid to acquire SurfControl, net of cash acquired	(395,062)	—	(395,062)
Net cash paid for option contracts on SurfControl acquisition	(442)	(1)	(443)
Purchases of marketable securities	(506,913)	—	(506,913)
Maturities of marketable securities	730,595	—	730,595

Net cash used in investing activities	(259,676)	(262)	(259,938)

Financing activities:
Borrowings under senior secured term loan	210,000	—	210,000
Principal payments on senior secured term loan	(20,000)	—	(20,000)
Cash paid for deferred financing fees under senior secured term loan	(5,444)	—	(5,444)
Repayment of PortAuthority loan	(4,214)	—	(4,214)
Proceeds from exercise of stock options	3,260	—	3,260
Proceeds from issuance of common stock for stock purchase plan	4,317	—	4,317
Tax windfall from stock option exercises	1,010	42	1,052

Net cash provided by financing activities	188,929	42	188,971

Decrease in cash and cash equivalents	(17,140)	(293)	(17,433)
Cash and cash equivalents at beginning of year	83,523	—	83,523

Cash and cash equivalents at end of year	$66,383	$(293)	$66,090

Supplemental disclosures of cash flow information:
Income taxes paid	$14,454	$1,540	$15,994
Interest paid	$3,526	$—	$3,526
Unrealized gain on marketable securities	$81	$—	$81

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

3.	Marketable Securities

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

4.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Lives	December 31,
		2008	2007
Computer hardware and software	3 years	$37,906	$33,400
Office furniture and equipment	3-7 years	6,634	6,339

		44,540	39,739
Accumulated depreciation		(30,228)	(22,082)

		$14,312	$17,657

Depreciation expense for 2008, 2007 and 2006 was $10.8 million, $5.9 million and $3.3 million, respectively.

5.	Acquisitions

SurfControl

In October 2007, the Company completed the acquisition of SurfControl, a U.K.-based provider of Web and email security solutions. The total purchase price of the acquisition was as follows (in thousands):

Cash paid for SurfControl	$448,760
Transaction costs	12,114

Total purchase price	$460,874

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

The purchase price was allocated as follows (in thousands):

Fair value of net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$65,995
Accounts receivable	16,825
Other current assets	3,550
Property and equipment	10,666
Deferred income taxes	(32,632)
Accounts payable and accrued expenses	(45,050)
Deferred revenue	(19,729)

		(375)
Fair value of identifiable intangible assets acquired:
Technology	29,265
Customer relationships	128,500

		157,765
Goodwill		303,484

Total purchase price		$460,874

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

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

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

6.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following as of December 31, 2008 (in thousands):

	Remaining Weighted Average Life (in years)	Cost	Accumulated Amortization	Net
Technology	2.5	$45,267	$(17,806)	$27,461
Customer relationships	5.6	129,200	(50,474)	78,726
Trade name	3.0	510	(204)	306

Total	4.8	$174,977	$(68,484)	$106,493

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

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

The following table summarizes the activity related to the carrying value of the Company’s goodwill during 2008 (in thousands):

Year Ended December 31, 2008
Balance at December 31, 2007	$385,916
Reduction from sale of CyberPatrol assets	(2,148)
Refund related to PortAuthority acquisition	(147)
PortAuthority deferred income tax adjustment (as restated)	(2,869)
SurfControl deferred income tax adjustment	(5,100)
Facility exit accrual adjustment (as restated)	(3,050)
Severance cost adjustment	(2,011)
Tax contingency adjustment (as restated)	1,115
Other SurfControl purchase accounting adjustments (as restated)	918

Balance at December 31, 2008 (as restated)	$372,624

7.	Geographic Information

The following illustrates revenues attributed to customers located in the Company’s country of domicile (the United States) and those attributed to foreign customers (in thousands):

	Years Ended December 31,
	2008	2007	2006
	(As Restated)	(As Restated)
United States	$155,720	$123,445	$113,941
Europe, Middle East and Africa	91,182	59,166	44,354
Asia/Pacific	18,556	10,745	7,704
Canada and Latin America	22,816	16,951	12,815

	$288,274	$210,307	$178,814

The United Kingdom represented $43.2 million, $22.5 million and $17.7 million of total revenue for the years ended 2008, 2007 and 2006, respectively. No other foreign country represented more than 5% of total revenue.

8.	Deferred Revenue

The Company expects to recognize revenues related to subscriptions in existence as of December 31, 2008 as follows (in thousands):

(As Restated)
Years Ending December 31,
2009	$223,944
2010	81,278
2011	32,355
2012 and thereafter	4,207

$341,784

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

9.	Senior Secured Credit Facility

In connection with the acquisition of SurfControl in October 2007, the Company entered into an amended and restated senior credit agreement (the “Senior Credit Agreement”). The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. At December 31, 2008, the outstanding balance under the senior secured term loan was $125 million as a result of the Company making optional prepayments totaling $65 million during 2008, as well as an optional $20 million prepayment on December 31, 2007. The senior secured credit facility is secured by substantially all of the assets of the Company, including pledges of stock of some of its subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by the Company’s domestic subsidiaries. The senior secured term loan initially amortized at a minimum rate of 2.5%, 10%, 12.5%, and 15%, respectively, during the first four years of the term and 60% during the fifth year. In conjunction with the Company’s optional $20 million prepayment on December 31, 2007, the Company amended its Senior Credit Agreement to eliminate any additional mandatory payments until September 30, 2009. The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon the Company’s total leverage ratio, as defined in the Senior Credit Agreement. The initial annual interest rate was LIBOR plus 250 basis points, and was subject to a potential step down in the spread over LIBOR based upon potential future improvements in the Company’s total leverage ratio. The unused portion of the revolving credit facility required a 50 basis points fee per annum, also subject to a step down based upon potential future improvements in the Company’s total leverage ratio. During 2008, the spread on both the senior secured term loan and revolving credit facility was reset to LIBOR plus 225 basis points per annum for the senior secured term loan and reduced by 25 basis points per annum for the unused portion of the revolving credit facility. The weighted average interest rate on the senior secured term loan at December 31, 2008 was 5.7%. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Among the negative covenants are restrictions on the Company’s ability to borrow money, including restrictions on (a) the incurrence of more than $15 million of new debt, including capital leases (subject to certain exceptions), (b) the incurrence of more than $7.5 million in letters of credit, (c) the incurrence of more than $50 to $75 million of new debt, depending on the Company’s leverage ratio, to finance future acquisitions or (d) the assumption of more than $15 million of new debt in connection with acquisitions. In connection with the restatements of its financial statements as described in Notes 2 and 15, the Company does not believe that these restatements of its financial statements resulted in any material non-compliance with the covenants or representations and warranties in its Senior Credit Agreement.

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

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

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

10.	Fair Value Measurements

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

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

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

11.	Commitments and Contingencies

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

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

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

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

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

13.	Income Taxes

For financial reporting purposes, (loss) income before income taxes includes the following components:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
	(As Restated)	(As Restated)
(Loss) income before income taxes
United States	$(27,407)	$(3,906)	$40,269
Foreign	(18,856)	(9,642)	10,481

Total	$(46,263)	$(13,548)	$50,750

The (benefit) provision for income taxes is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
	(As Restated)	(As Restated)
Current
Federal	$(1,105)	$7,840	$19,685
Foreign	13,331	5,943	2,579
State	(2,316)	3,628	4,147

	9,910	17,411	26,411
Deferred
Federal	(13,577)	(6,100)	(6,727)
Foreign	(12,380)	(6,623)	(159)
State	(3,437)	(1,755)	(868)

	(29,394)	(14,478)	(7,754)

(Benefit) provision for income taxes	$(19,484)	$2,933	$18,657

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

The reconciliation of income tax computed at the federal statutory rate to the (benefit) provision for income taxes is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
	(As Restated)	(As Restated)
Statutory rate	$(16,192)	$(4,742)	$17,808
Foreign tax	4,350	674	(1,336)
State tax	(5,641)	1,112	3,378
Valuation allowance	(1,986)	4,822	—
Credits	(432)	(680)	(282)
Tax-exempt interest	348	(651)	(2,151)
Share-based compensation	304	2,323	914
Other	(235)	75	326

(Benefit) provision for income taxes	$(19,484)	$2,933	$18,657

Significant components of the Company’s deferred tax assets are as follows:

	Years Ended December 31,
	2008	2007
	(In thousands)
	(As Restated)	(As Restated)
Deferred tax assets:
Deferred revenue	$40,757	$12,945
Share-based compensation	16,436	11,421
State tax	498	471
Reserves and accruals not currently deductible	11,686	17,864
Net operating losses	17,678	12,029
Tax credits	920	—
Other	2,630	2,825

Gross deferred tax assets	90,605	57,555
Valuation allowance for deferred tax assets	(5,049)	(9,503)

Deferred tax assets, net	85,556	48,052
Deferred tax liabilities:
Basis difference in intangibles	(36,303)	(37,257)
Other	(2,394)	—

Net deferred taxes	$46,859	$10,795

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Periodically, management reassesses the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on the Company’s assessment of these items during 2008, the Company determined that it was more likely than not that the deferred tax assets would be fully utilized. Accordingly, the valuation allowance of $9.5 million as of December 31, 2007 was released and recorded as a credit to goodwill of $4.7 million and a credit to income tax provision of

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

approximately $4.8 million during 2008. As part of the application of SFAS 141 and in relation to transactions in fiscal year 2008, a valuation allowance of $5.0 million was established related to the following items: $2.0 million for state net operating loss carryforwards for SurfControl, Inc., $0.6 million of foreign tax credits due to the uncertainty of future utilization and $2.4 million for net deferred tax assets related to net operating losses of one of Websense’s subsidiaries in the United Kingdom as the subsidiary has no history of earnings. If recognized, the tax benefits relating to the reversal of the valuation allowance would result in a future reduction to income tax expense of approximately $5.0 million.

As of December 31, 2008, the Company had federal, state, United Kingdom, Austria, Ireland, Brazil, and Netherlands net operating loss carryforwards of approximately $24.7 million, $47.2 million, $22.7 million, $0.4 million, $1.4 million, $0.8 million and $0.2 million, respectively. A portion of the U.S. federal and state net operating losses are subject to annual limitations due to changes in ownership. If not utilized, the federal net operating loss carryforward will begin to expire in 2027, the state net operating loss carryforward will begin to expire in 2014 and the Netherlands net operating loss carryforward will expire in 2012. The net operating loss carryforwards in the United Kingdom, Austria, Ireland and Brazil have no expiration date.

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

The Company accounts for uncertain tax positions in accordance with FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2008	2007
	(In thousands)
Balance at beginning of year	$12,338	$9,707
Additions for tax positions related to the current year	705	1,892
Additions for tax positions of prior years	1,515	2,243
Reductions for tax positions related to prior years	(3,979)	(145)
Reductions for settlements	(65)	—
Reductions for lapse of statute of limitations for assessment of taxes	(1,742)	(1,359)

Balance at end of year	$8,772	$12,338

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

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

potential resolution of federal, state and foreign tax examinations, and the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.2 million.

The Company and its subsidiaries file tax returns which are routinely examined by tax authorities in the U.S. and in various state and foreign jurisdictions. The Company is currently under examination by the respective tax authorities for tax year 2005 to 2007 in the United States, for 2002 to 2005 in the United Kingdom and for 2005 to 2007 in France. The Company has various other on-going audits in various stages of completion. In general, the tax years 2005 through 2008 could be subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, tax years 2002 through 2008 could be subject to examination by the respective tax authorities.

14.	Employee Retirement Plans

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

15.	Summarized Quarterly Data (Unaudited)

The following tables present the Company’s unaudited quarterly consolidated statement of operations data for 2008 and 2007. It has been derived from the Company’s unaudited consolidated financial statements which have been restated for each of the quarterly periods in the years ended December 31, 2008 and 2007 to reflect adjustments that are further discussed in Note 2 to the consolidated financial statements.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
2008
Revenues	$65,120	$70,262	$74,884	$78,008
Gross margin	53,241	58,578	62,589	65,706
Loss from operations	(16,046)	(10,969)	(4,325)	(2,528)
Loss before income taxes	(20,557)	(12,929)	(7,438)	(5,339)
Net loss	$(6,701)	$(9,611)	$(4,813)	$(5,654)
Basic loss per share(1)	$(0.15)	$(0.21)	$(0.11)	$(0.13)
Diluted loss per share(1)	$(0.15)	$(0.21)	$(0.11)	$(0.13)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
		(As Restated)	(As Restated)	(As Restated)
2007
Revenues	$49,747	$50,449	$50,429	$59,682
Gross margin	45,090	45,013	45,339	45,725
Income (loss) from operations	4,595	2,963	4,978	(31,237)
Income (loss) before income taxes	7,035	4,438	8,906	(33,927)
Net income (loss)	$3,867	$1,276	$6,351	$(27,975)
Basic income (loss) per share(1)	$0.09	$0.03	$0.14	$(0.62)
Diluted income (loss) per share(1)	$0.09	$0.03	$0.14	$(0.62)

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

(1)	Basic and diluted net income (loss) per share computations for each quarter are independent and may not add up to the net income (loss) per share computation for the respective year. See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the determination of basic and diluted net income (loss) per share.

Adjustments to Quarterly Consolidated Financial Statements (Unaudited)

As more fully described in Note 2 to the consolidated financial statements, the Company has restated its historical consolidated financial statements as of and for the years ended December 31, 2008 and 2007.

The following tables present the effects of the restatements on the Company’s previously issued consolidated financial statements for the quarter ended December 31, 2008, as of and for the quarters and year-to-date periods ended September 30, 2008, June 30, 2008 and March 31, 2008, for the quarter ended December 31, 2007, as of and for the quarters and year-to-date periods ended September 30, 2007 and June 30, 2007 and as of March 31, 2007 and have been provided to present the effects of the restatements on the interim periods for the years ended December 31, 2008 and 2007 presented in Note 2 to the consolidated financial statements.

	Consolidated Statement of Operations Three Months Ended December 31, 2008
	Previously Reported	OEM Revenue – Timing Adjustments	Other Adjustments	Income Tax Adjustments	As Restated
	(Unaudited) (In thousands, except per share amounts)
Revenues	$79,256	$(1,266)	$18	$—	$78,008
Cost of revenues:
Cost of revenues	9,119	—	20	—	9,139
Amortization of acquired technology	3,163	—	—	—	3,163

Total cost of revenues	12,282	—	20	—	12,302

Gross margin	66,974	(1,266)	(2)	—	65,706
Operating expenses:
Selling and marketing	45,100	—	(87)	—	45,013
Research and development	13,306	—	60	—	13,366
General and administrative	10,181	—	(326)	—	9,855

Total operating expenses	68,587	—	(353)	—	68,234

(Loss) income from operations	(1,613)	(1,266)	351	—	(2,528)
Interest expense	(2,777)	—	—	—	(2,777)
Other income (expense), net	522	—	(556)	—	(34)

Loss before income taxes	(3,868)	(1,266)	(205)	—	(5,339)
Provision (benefit) for income taxes	8,075	—	—	(7,760)	315

Net (loss) income	$(11,943)	$(1,266)	$(205)	$7,760	$(5,654)

Net loss per share:
Basic and diluted net loss per share	$(0.27)				$(0.13)

Weighted average shares—basic and diluted	45,065				45,065

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Balance Sheet September 30, 2008
	Previously Reported	Adjustments	As Restated

	(Unaudited and in thousands)
Assets
Current assets:
Cash and cash equivalents	$63,364	$(2,978)	$60,386
Cash and cash equivalents—restricted	—	1,336	1,336
Accounts receivable, net	64,649	—	64,649
Income tax receivable	2,177	—	2,177
Current portion of deferred income taxes	30,476	913	31,389
Other current assets	8,062	—	8,062

Total current assets	168,728	(729)	167,999
Cash and cash equivalents—restricted, less current portion	—	1,642	1,642
Property and equipment, net	15,691	—	15,691
Intangible assets, net	117,748	—	117,748
Goodwill	374,643	(1,215)	373,428
Deferred income taxes, less current portion	36,276	2,837	39,113
Deposits and other assets	4,419	—	4,419

Total assets	$717,505	$2,535	$720,040

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,303	$—	$1,303
Accrued compensation and related benefits	18,156	136	18,292
Other accrued expenses	26,763	—	26,763
Current portion of income taxes payable	12,837	(467)	12,370
Current portion of senior secured term loan	737	—	737
Current portion of deferred tax liability	5,530	—	5,530
Current portion of deferred revenue	206,058	2,779	208,837

Total current liabilities	271,384	2,448	273,832
Other long term liabilities	1,410	—	1,410
Income taxes payable, less current portion	9,192	—	9,192
Senior secured term loan, less current portion	139,263	—	139,263
Deferred tax liability, less current portion	10,334	—	10,334
Deferred revenue, less current portion	101,281	4,918	106,199

Total liabilities	532,864	7,366	540,230
Stockholders’ equity:
Common stock	521	—	521
Additional paid-in capital	291,292	283	291,575
Treasury stock, at cost	(154,836)	—	(154,836)
Retained earnings	49,881	(5,114)	44,767
Accumulated other comprehensive loss	(2,217)	—	(2,217)

Total stockholders’ equity	184,641	(4,831)	179,810

Total liabilities and stockholders’ equity	$717,505	$2,535	$720,040

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Statement of Operations Three Months Ended September 30, 2008
	Previously Reported	OEM Revenue – Timing Adjustments	Other Adjustments	Income Tax Adjustments	As Restated
	(Unaudited) (In thousands, except per share amounts)
Revenues	$76,663	$(1,779)	$—	$—	$74,884
Cost of revenues:
Cost of revenues	9,181	—	6	—	9,187
Amortization of acquired technology	3,108	—	—	—	3,108

Total cost of revenues	12,289	—	6	—	12,295

Gross margin	64,374	(1,779)	(6)	—	62,589
Operating expenses:
Selling and marketing	42,952	—	41	—	42,993
Research and development	13,139	—	19	—	13,158
General and administrative	10,753	—	10	—	10,763

Total operating expenses	66,844	—	70	—	66,914

Loss from operations	(2,470)	(1,779)	(76)	—	(4,325)
Interest expense	(2,985)	—	—	—	(2,985)
Other expense, net	(94)	—	(34)	—	(128)

Loss before income taxes	(5,549)	(1,779)	(110)	—	(7,438)
Benefit for income taxes	(2,052)	—	—	(573)	(2,625)

Net (loss) income	$(3,497)	$(1,779)	$(110)	$573	$(4,813)

Net loss per share:
Basic and diluted net loss per share	$(0.08)				$(0.11)

Weighted average shares—basic and diluted	45,097				45,097

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Statement of Operations Nine Months Ended September 30, 2008
	Previously Reported	OEM Revenue – Timing Adjustments	Other Adjustments	Income Tax Adjustments	As Restated
	(Unaudited) (In thousands, except per share amounts)
Revenues	$216,605	$(6,414)	$75	$—	$210,266
Cost of revenues:
Cost of revenues	26,635	—	(38)	—	26,597
Amortization of acquired technology	9,261	—	—	—	9,261

Total cost of revenues	35,896	—	(38)	—	35,858

Gross margin	180,709	(6,414)	113	—	174,408
Operating expenses:
Selling and marketing	130,109	—	243	—	130,352
Research and development	39,798	—	110	—	39,908
General and administrative	35,441	—	47	—	35,488

Total operating expenses	205,348	—	400	—	205,748

Loss from operations	(24,639)	(6,414)	(287)	—	(31,340)
Interest expense	(10,357)	—	—	—	(10,357)
Other income (expense), net	908	—	(135)	—	773

Loss before income taxes	(34,088)	(6,414)	(422)	—	(40,924)
Benefit for income taxes	(16,161)	—	—	(3,638)	(19,799)

Net (loss) income	$(17,927)	$(6,414)	$(422)	$3,638	$(21,125)

Net loss per share:
Basic and diluted net loss per share	$(0.40)				$(0.47)

Weighted average shares—basic and diluted	45,233				45,233

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Balance Sheet June 30, 2008
	Previously Reported	Adjustments	As Restated

	(Unaudited and in thousands)
Assets
Current assets:
Cash and cash equivalents	$65,074	$(1,523)	$63,551
Cash and cash equivalents—restricted	—	1,482	1,482
Accounts receivable, net	61,588	—	61,588
Income tax receivable	2,241	—	2,241
Current portion of deferred income taxes	30,279	683	30,962
Other current assets	12,922	—	12,922

Total current assets	172,104	642	172,746
Cash and cash equivalents—restricted, less current portion	—	1,642	1,642
Property and equipment, net	16,304	—	16,304
Intangible assets, net	129,496	—	129,496
Goodwill	376,135	—	376,135
Deferred income taxes, less current portion	35,258	1,218	36,476
Deposits and other assets	4,690	(1,600)	3,090

Total assets	$733,987	$1,902	$735,889

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,640	$—	$1,640
Accrued compensation and related benefits	18,527	132	18,659
Other accrued expenses	26,936	—	26,936
Current portion of income taxes payable	15,934	(559)	15,375
Current portion of deferred tax liability	6,055	—	6,055
Current portion of deferred revenue	204,663	2,009	206,672

Total current liabilities	273,755	1,582	275,337
Other long term liabilities	1,796	—	1,796
Income taxes payable, less current portion	9,661	—	9,661
Senior secured term loan	155,000	—	155,000
Deferred tax liability, less current portion	11,582	—	11,582
Deferred revenue, less current portion	97,878	3,909	101,787

Total liabilities	549,672	5,491	555,163
Stockholders’ equity:
Common stock	519	—	519
Additional paid-in capital	282,281	208	282,489
Treasury stock, at cost	(149,829)	—	(149,829)
Retained earnings	53,377	(3,797)	49,580
Accumulated other comprehensive loss	(2,033)	—	(2,033)

Total stockholders’ equity	184,315	(3,589)	180,726

Total liabilities and stockholders’ equity	$733,987	$1,902	$735,889

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Statement of Operations Three Months Ended June 30, 2008
	Previously Reported	OEM Revenue – Timing Adjustments	Other Adjustments	Income Tax Adjustments	As Restated
	(Unaudited) (In thousands, except per share amounts)
Revenues	$72,958	$(2,696)	$—	$—	$70,262
Cost of revenues:
Cost of revenues	8,587	—	16	—	8,603
Amortization of acquired technology	3,081	—	—	—	3,081

Total cost of revenues	11,668	—	16	—	11,684

Gross margin	61,290	(2,696)	(16)	—	58,578
Operating expenses:
Selling and marketing	44,338	—	104	—	44,442
Research and development	13,198	—	49	—	13,247
General and administrative	11,836	—	22	—	11,858

Total operating expenses	69,372	—	175	—	69,547

Loss from operations	(8,082)	(2,696)	(191)	—	(10,969)
Interest expense	(2,941)	—	—	—	(2,941)
Other income (expense), net	1,113	—	(132)	—	981

Loss before income taxes	(9,910)	(2,696)	(323)	—	(12,929)
Benefit for income taxes	(1,716)	—	—	(1,602)	(3,318)

Net (loss) income	$(8,194)	$(2,696)	$(323)	$1,602	$(9,611)

Net loss per share:
Basic and diluted net loss per share	$(0.18)				$(0.21)

Weighted average shares—basic and diluted	45,208				45,208

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Statement of Operations Six Months Ended June 30, 2008
	Previously Reported	OEM Revenue – Timing Adjustments	Other Adjustments	Income Tax Adjustments	As Restated
	(Unaudited) (In thousands, except per share amounts)
Revenues	$139,942	$(4,635)	$75	$—	$135,382
Cost of revenues:
Cost of revenues	17,454	—	(44)	—	17,410
Amortization of acquired technology	6,153	—	—	—	6,153

Total cost of revenues	23,607	—	(45)	—	23,563

Gross margin	116,335	(4,635)	119	—	111,819
Operating expenses:
Selling and marketing	87,159	—	199	—	87,358
Research and development	26,658	—	92	—	26,750
General and administrative	24,689	—	37	—	24,726

Total operating expenses	138,506	—	328	—	138,834

Loss from operations	(22,171)	(4,635)	(209)	—	(27,015)
Interest expense	(7,373)	—	—	—	(7,373)
Other income (expense), net	1,004	—	(102)	—	902

Loss before income taxes	(28,540)	(4,635)	(311)	—	(33,486)
Benefit for income taxes	(14,109)	—	—	(3,065)	(17,174)

Net (loss) income	$(14,431)	$(4,635)	(311)	$3,065	$(16,312)

Net loss per share:
Basic and diluted net loss per share	$(0.32)				$(0.36)

Weighted average shares—basic and diluted	45,299				45,299

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Balance Sheet March 31, 2008
	Previously Reported	Adjustments	As Restated

	(Unaudited and in thousands)
Assets
Current assets:
Cash and cash equivalents	$71,037	$(1,513)	$69,524
Cash and cash equivalents—restricted	—	1,471	1,471
Marketable securities	632	—	632
Accounts receivable, net	47,044	—	47,044
Income tax receivable	2,161	—	2,161
Current portion of deferred income taxes	29,203	431	29,634
Other current assets	11,325	—	11,325

Total current assets	161,402	389	161,791
Cash and cash equivalents—restricted, less current portion	—	1,642	1,642
Property and equipment, net	17,288	—	17,288
Intangible assets, net	140,875	—	140,875
Goodwill	377,726	—	377,726
Deferred income taxes, less current portion	28,940	617	29,557
Deposits and other assets	5,076	(1,600)	3,476

Total assets	$731,307	$1,048	$732,355

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$256	$—	$256
Accrued compensation and related benefits	19,958	—	19,958
Other accrued expenses	31,132	—	31,132
Current portion of income taxes payable	7,677	149	7,826
Current portion of deferred tax liability	7,984	—	7,984
Current portion of deferred revenue	194,570	924	195,494

Total current liabilities	261,577	1,073	262,650
Other long term liabilities	3,426	—	3,426
Income taxes payable, less current portion	9,322	—	9,322
Senior secured term loan	160,000	—	160,000
Deferred tax liability, less current portion	15,959	—	15,959
Deferred revenue, less current portion	93,058	2,298	95,356

Total liabilities	543,342	3,371	546,713
Stockholders’ equity:
Common stock	516	—	516
Additional paid-in capital	273,555	57	273,612
Treasury stock, at cost	(144,797)	—	(144,797)
Retained earnings	61,571	(2,380)	59,191
Accumulated other comprehensive loss	(2,880)	—	(2,880)

Total stockholders’ equity	187,965	(2,323)	185,642

Total liabilities and stockholders’ equity	$731,307	$1,048	$732,355

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Statement of Operations Three Months Ended March 31, 2008
	Previously Reported	OEM Revenue – Timing Adjustments	Other Adjustments	Income Tax Adjustments	As Restated
	(Unaudited) (In thousands, except per share amounts)
Revenues	$66,984	$(1,939)	$75	$—	$65,120
Cost of revenues:
Cost of revenues	8,867	—	(60)	—	8,807
Amortization of acquired technology	3,072	—	—	—	3,072

Total cost of revenues	11,939	—	(60)	—	11,879

Gross margin	55,045	(1,939)	135	—	53,241
Operating expenses:
Selling and marketing	42,821	—	95	—	42,916
Research and development	13,460	—	43	—	13,503
General and administrative	12,853	—	15	—	12,868

Total operating expenses	69,134	—	153	—	69,287

Loss from operations	(14,089)	(1,939)	(18)	—	(16,046)
Interest expense	(4,432)	—	—	—	(4,432)
Other (expense) income, net	(109)	—	30	—	(79)

(Loss) income before income taxes	(18,630)	(1,939)	12	—	(20,557)
Benefit for income taxes	(12,393)	—	—	(1,463)	(13,856)

Net (loss) income	$(6,237)	$(1,939)	$12	$1,463	$(6,701)

Net loss per share:
Basic and diluted net loss per share	$(0.14)				$(0.15)

Weighted average shares—basic and diluted	45,395				45,395

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Statement of Operations Three Months Ended December 31, 2007
	Previously Reported	OEM Revenue – Timing Adjustments	Other Adjustments	Income Tax Adjustments	As Restated
	(Unaudited) (In thousands, except per share amounts)
Revenues	$61,040	$(1,283)	$(75)	$—	$59,682
Cost of revenues:
Cost of revenues	9,167	—	63	—	9,230
Amortization of acquired technology	4,727	—	—	—	4,727

Total cost of revenues	13,894	—	63	—	13,957

Gross margin	47,146	(1,283)	(138)	—	45,725
Operating expenses:
Selling and marketing	51,046	—	(69)	—	50,977
Research and development	13,892	—	(30)	—	13,862
General and administrative	12,132	—	(9)	—	12,123

Total operating expenses	77,070	—	(108)	—	76,962

Loss from operations	(29,924)	(1,283)	(30)	—	(31,237)
Interest expense	(4,308)	—	—	—	(4,308)
Other income (expense), net	1,649	—	(31)	—	1,618

Loss before income taxes	(32,583)	(1,283)	(61)	—	(33,927)
Benefit for income taxes	(5,627)	—	—	(325)	(5,952)

Net (loss) income	$(26,956)	$(1,283)	$(61)	$325	$(27,975)

Net loss per share:
Basic and diluted net loss per share	$(0.59)				$(0.62)

Weighted average shares—basic and diluted	45,339				45,339

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Balance Sheet September 30, 2007
	Previously Reported	Adjustments	As Restated
	(Unaudited and in thousands)
Assets
Current assets:
Cash and cash equivalents	$45,645	$—	$45,645
Cash and cash equivalents—restricted	196,162	—	196,162
Marketable securities	15,035	—	15,035
Marketable securities—restricted	22,991	—	22,991
Accounts receivable, net	42,643	—	42,643
Income tax receivable	2,357	—	2,357
Current portion of deferred income taxes	18,052	—	18,052
Other current assets	5,167	—	5,167

Total current assets	348,052	—	348,052
Cash and cash equivalents—restricted, less current portion	—	1,600	1,600
Property and equipment, net	7,592	—	7,592
Intangible assets, net	13,138	—	13,138
Goodwill	73,625	—	73,625
Deferred income taxes, less current portion	21,608	388	21,996
Deposits and other assets	7,386	(1,600)	5,786

Total assets	$471,401	$388	$471,789

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,425	$—	$1,425
Accrued compensation and related benefits	13,216	—	13,216
Other accrued expenses	12,414	—	12,414
Current portion of income taxes payable	1,105	372	1,477
Current portion of deferred revenue	145,742	—	145,742

Total current liabilities	173,902	372	174,274
Income taxes payable, less current portion	9,522	946	10,468
Deferred revenue, less current portion	73,528	—	73,528

Total liabilities	256,952	1,318	258,270
Stockholders’ equity:
Common stock	514	—	514
Additional paid-in capital	258,958	(33)	258,925
Treasury stock, at cost	(139,786)	—	(139,786)
Retained earnings	94,763	(897)	93,866

Total stockholders’ equity	214,449	(930)	213,519

Total liabilities and stockholders’ equity	$471,401	$388	$471,789

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Statement of Operations Three Months Ended September 30, 2007
	Previously Reported	OEM Revenue – Timing Adjustments	Other Adjustments	Income Tax Adjustments	As Restated
	(Unaudited) (In thousands, except per share amounts)
Revenues	$50,429	$—	$—	$—	$50,429
Cost of revenues:
Cost of revenues	4,466	—	(5)	—	4,461
Amortization of acquired technology	629	—	—	—	629

Total cost of revenues	5,095	—	(5)	—	5,090

Gross margin	45,334	—	5	—	45,339
Operating expenses:
Selling and marketing	25,249	—	(34)	—	25,215
Research and development	8,338	—	(15)	—	8,323
General and administrative	6,828	—	(5)	—	6,823

Total operating expenses	40,415	—	(54)	—	40,361

Income from operations	4,919	—	59	—	4,978
Other income, net	3,928	—	—	—	3,928

Income before income taxes	8,847	—	59	—	8,906
Provision for income taxes	2,452	—	—	103	2,555

Net income (loss)	$6,395	$—	$59	$(103)	$6,351

Net income per share:
Basic net income per share	$0.14				$0.14

Diluted net income per share	$0.14				$0.14

Weighted average shares—basic	45,194				45,194

Weighted average shares—diluted	45,607				45,607

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Statement of Operations Nine Months Ended September 30, 2007
	Previously Reported	OEM Revenue – Timing Adjustments	Other Adjustments	Income Tax Adjustments	As Restated
	(Unaudited) (In thousands, except per share amounts)
Revenues	$150,625	$—	$—	$—	$150,625
Cost of revenues:
Cost of revenues	13,299	—	(3)	—	13,296
Amortization of acquired technology	1,887	—	—	—	1,887

Total cost of revenues	15,186	—	(3)	—	15,183

Gross margin	135,439	—	3	—	135,442
Operating expenses:
Selling and marketing	75,289	—	(18)	—	75,271
Research and development	27,059	—	(8)	—	27,051
General and administrative	20,589	—	(5)	—	20,584

Total operating expenses	122,937	—	(31)	—	122,906

Income from operations	12,502	—	34	—	12,536
Other income, net	7,843	—	—	—	7,843

Income before income taxes	20,345	—	34	—	20,379
Provision for income taxes	7,954	—	—	931	8,885

Net income (loss)	12,391	$—	$34	$(931)	$11,494

Net income per share:
Basic net income per share	$0.28				$0.26

Diluted net income per share	$0.27				$0.25

Weighted average shares—basic	45,028				45,028

Weighted average shares—diluted	45,517				45,517

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Balance Sheet June 30, 2007
	Previously Reported	Adjustments	As Restated
	(Unaudited and in thousands)
Assets
Current assets:
Cash and cash equivalents	$28,513	$—	$28,513
Cash and cash equivalents—restricted	1,285	—	1,285
Marketable securities	16,380	—	16,380
Marketable securities—restricted	215,716	—	215,716
Accounts receivable, net	43,813	—	43,813
Income tax receivable	1,875	—	1,875
Current portion of deferred income taxes	18,092	—	18,092
Other current assets	5,385	—	5,385

Total current assets	331,059	—	331,059
Cash and cash equivalents—restricted, less current portion	—	1,600	1,600
Property and equipment, net	7,679	—	7,679
Intangible assets, net	14,017	—	14,017
Goodwill	73,467	—	73,467
Deferred income taxes, less current portion	20,212	388	20,600
Deposits and other assets	9,275	(1,600)	7,675

Total assets	$455,709	$388	$456,097

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,542	$—	$2,542
Accrued compensation and related benefits	11,341	—	11,341
Other accrued expenses	12,529	—	12,529
Current portion of income taxes payable	216	270	486
Current portion of deferred revenue	145,362	—	145,362

Total current liabilities	171,990	270	172,260
Income taxes payable, less current portion	10,242	946	11,188
Deferred revenue, less current portion	72,171	—	72,171

Total liabilities	254,403	1,216	255,619
Stockholders’ equity:
Common stock	513	—	513
Additional paid-in capital	252,261	25	252,286
Treasury stock, at cost	(139,779)	—	(139,779)
Retained earnings	88,368	(853)	87,515
Accumulated other comprehensive loss	(57)	—	(57)

Total stockholders’ equity	201,306	(828)	200,478

Total liabilities and stockholders’ equity	$455,709	$388	$456,097

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Statement of Operations Three Months Ended June 30, 2007
	Previously Reported	OEM Revenue – Timing Adjustments	Other Adjustments	Income Tax Adjustments	As Restated
	(Unaudited) (In thousands, except per share amounts)
Revenues	$50,449	$—	$—	$—	$50,449
Cost of revenues:
Cost of revenues	4,805	—	2	—	4,807
Amortization of acquired technology	629	—	—	—	629

Total cost of revenues	5,434	—	2	—	5,436

Gross margin	45,015	—	(2)	—	45,013
Operating expenses:
Selling and marketing	25,127	—	15	—	25,142
Research and development	10,325	—	7	—	10,332
General and administrative	6,575	—	1	—	6,576

Total operating expenses	42,027	—	23	—	42,050

Income (loss) from operations	2,988	—	(25)	—	2,963
Other income, net	1,475	—	—	—	1,475

Income (loss) before income taxes	4,463	—	(25)	—	4,438
Provision for income taxes	2,334	—	—	828	3,162

Net income (loss)	$2,129	$—	$(25)	$(828)	$1,276

Net income per share:
Basic net income per share	$0.05				$0.03

Diluted net income per share	$0.05				$0.03

Weighted average shares—basic	45,060				45,060

Weighted average shares—diluted	45,561				45,561

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Statement of Operations Six Months Ended June 30, 2007
	Previously Reported	OEM Revenue – Timing Adjustments	Other Adjustments	Income Tax Adjustments	As Restated
	(Unaudited) (In thousands, except per share amounts)
Revenues	$100,196	$—	$—	$—	$100,196
Cost of revenues:
Cost of revenues	8,833	—	2	—	8,835
Amortization of acquired technology	1,258	—	—	—	1,258

Total cost of revenues	10,091	—	2	—	10,093

Gross margin	90,105	—	(2)	—	90,103
Operating expenses:
Selling and marketing	50,040	—	15	—	50,055
Research and development	18,721	—	7	—	18,728
General and administrative	13,761	—	1	—	13,762

Total operating expenses	82,522	—	23	—	82,545

Income (loss) from operations	7,583	—	(25)	—	7,558
Other income, net	3,915	—	—	—	3,915

Income (loss) before income taxes	11,498	—	(25)	—	11,473
Provision for income taxes	5,502	—	—	828	6,330

Net income (loss)	$5,996	$—	$(25)	$(828)	$5,143

Net income per share:
Basic net income per share	$0.13				$0.11

Diluted net income per share	$0.13				$0.11

Weighted average shares—basic	44,978				44,978

Weighted average shares—diluted	45,499				45,499

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

	Consolidated Balance Sheet March 31, 2007
	Previously Reported	Adjustments	As Restated
	(Unaudited and in thousands)
Assets
Current assets:
Cash and cash equivalents	$27,238	$—	$27,238
Cash and cash equivalents—restricted	—	—	—
Marketable securities	234,123	—	234,123
Accounts receivable, net	36,866	—	36,866
Income tax receivable	113	—	113
Current portion of deferred income taxes	18,073	—	18,073
Other current assets	5,212	—	5,212

Total current assets	321,625	—	321,625
Cash and cash equivalents—restricted, less current portion	—	1,600	1,600
Property and equipment, net	7,288	—	7,288
Intangible assets, net	14,897	—	14,897
Goodwill	73,380	—	73,380
Deferred income taxes, less current portion	16,713	—	16,713
Deposits and other assets	2,513	(1,600)	913

Total assets	$436,416	$—	$436,416

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,935	$—	$1,935
Accrued compensation and related benefits	10,354	—	10,354
Other accrued expenses	9,495	—	9,495
Current portion of income taxes payable	2,232	—	2,232
Current portion of deferred revenue	143,509	—	143,509

Total current liabilities	167,525	—	167,525
Income taxes payable, less current portion	9,248	—	9,248
Deferred revenue, less current portion	69,935	—	69,935

Total liabilities	246,708	—	246,708
Stockholders’ equity:
Common stock	511	—	511
Additional paid-in capital	242,750	—	242,750
Treasury stock, at cost	(139,744)	—	(139,744)
Retained earnings	86,239	—	86,239
Accumulated other comprehensive loss	(48)	—	(48)

Total stockholders’ equity	189,708	—	189,708

Total liabilities and stockholders’ equity	$436,416	$—	$436,416

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures (Restated)

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As of December 31, 2008 we carried out an evalutation, under the supervision of and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act). Based on the evaluation, as of December 31, 2008, our CEO and CFO originally concluded that our disclosure controls and procedures were effective.

In connection with the restatement of our financial statements for the fiscal years ended December 31, 2007 and December 31, 2008, our management, with the participation of our CEO and CFO, has reevaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, management identified material weaknesses in our internal control over financial reporting with respect to our application of SOP 97-2 as it relates to the recognition of royalty revenue related to OEM contracts for the years ended December 31, 2008 and 2007 and our computation of our income tax benefit for the year ended December 31, 2008, as described below under “Management’s Report on Internal Control over Financial Reporting (Restated).” Solely as a result of these material weaknesses, our CEO and CFO have revised their conclusions regarding the effectiveness of our internal control over financial reporting as of December 31, 2008 and 2007. Accordingly, management now concludes that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2008 and 2007 and through the date of this filing.

In light of the material weaknesses referred to above, the Company performed additional analyses and procedures in order to conclude that its consolidated financial statements, for the years ended December 31, 2008 and December 31, 2007 (including restated interim periods therein) are fairly presented, in all material respects, in accordance with GAAP and has undertaken remediation initiatives as discussed below.

Other than as described above, during the three months ended December 31, 2008, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b)	Management’s Report on Internal Control over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and in Note 2 to our consolidated financial statements, under the direction of our CEO and CFO, management conducted a reevaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 and through the date of this filing. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Under Audit Standard No. 5, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the evaluation and the criteria set forth in the COSO Report, management identified the following material weaknesses as of December 31, 2008 and through the date of this filing:

There were deficiencies in our internal controls over the application of Statement of Position 97-2, Software Revenue Recognition, as it applies to the recording of our royalty revenue pursuant to arrangements with our OEM customers. These OEM contracts were acquired in our acquisition of SurfControl in October 2007 and contain multiple elements which require us to provide services over various contractual periods. Specifically, our failure to properly review the acquired OEM contracts caused us to not detect that our method of accounting for the royalty revenue upon being invoiced was not in conformity with generally accepted accounting principles.

There were also deficiencies in our internal controls over the computation of our income tax benefit for the year ended December 31, 2008. Specifically, our failure to properly reconcile the separate pre-tax bases in the individual subsidiary income tax provision calculations to the consolidated pre-tax earnings, together with the incorrect treatment of a valuation allowance in the tax reconciliation, caused us to not detect that a component of previously taxed income had not been eliminated in computing the tax provision.

These material weaknesses resulted in the accounting errors which have caused us to restate our consolidated financial statements as of and for the years ended December 31, 2008 and 2007 (including interim periods therein), and our consolidated financial statements as of and for the quarterly periods ended June 30, 2009 and March 31, 2009.

Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management has revised its conclusion relative to the effectiveness of our internal control over financial reporting as of December 31, 2008. Accordingly, management now concludes that our internal control over financial reporting was not effective at a reasonable assurance level as of December 31, 2008 and through the date of this filing.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements, has issued an attestation report on our internal control over financial reporting which is included herein.

Management’s	Remediation Initiatives

We have taken and are taking the following actions to remediate the material weaknesses described above. We performed a detailed review of all OEM contracts, our billing and revenue systems, and processes for recording revenue. We are in the process of implementing stronger internal controls surrounding our review of contracts with our customers, including implementing a new system for review of each OEM contract to determine the maximum period of our performance obligations under each OEM contract, which are designed to detect any material errors and misapplication of revenue recognition principles. We are also in the process of reviewing our tax provisioning process to strengthen controls in terms of separation of the provisioning and review processes together with revising and improving the tools used for tax to financial statement reconciliations prior to and during the review process.

The Audit Committee has directed management to develop and present to the Committee a plan and timetable for the implementation of the remediation measures described above (to the extent not already implemented), and the Committee intends to monitor such implementation. We believe that the actions described above will remediate the material weakness control deficiencies we have identified and strengthen our control over financial reporting. As we improve our internal control over financial reporting and implement remediation measures, we may determine to supplement or modify the remediation measures described above.

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

In our report dated February 24, 2009, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2008. As described in the following paragraph, the Company subsequently identified material misstatements in its financial statements, which caused such annual financial statements to be restated. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in its internal control over the application of generally accepted accounting principles and its application to the Company’s recognition of royalty revenue related to OEM contracts and over the computation of its income tax benefit for the year ended December 31, 2008. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2008 financial statements and this report does not affect our report dated February 24, 2009, except for the effects on the consolidated financial statements of the restatement described in Note 2, as to which the date is October 28, 2009, on those consolidated financial statements (as restated).

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Websense, Inc. has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

/S/ ERNST & YOUNG LLP

San Diego, California

February 24, 2009, except for the effects of the

material weaknesses described in the sixth paragraph

above, as to which the date is October 28, 2009

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

(a)	The following documents are filed as part of this report:

1. The following consolidated financial statements of Websense, Inc. are filed as part of this report under Item 8—Financial Statements and Supplementary Data:

Consolidated balance sheets—December 31, 2008 and 2007	34

Consolidated statements of operations—Years ended December 31, 2008, 2007 and 2006	35

Consolidated statements of stockholders’ equity—Years ended December 31, 2008, 2007 and 2006	36

Consolidated statements of cash flows—Years ended December 31, 2008, 2007 and 2006	37

Notes to consolidated financial statements—December 31, 2008	38

2. Financial schedules required to be filed by Item 8 of this form:

Schedule II Valuation and Qualifying Accounts	95

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.	Exhibits

Exhibit Number	Description of Document
3.1(2)	Amended and Restated Certificate of Incorporation

3.2(8)	Amended and Restated Bylaws

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(2)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999

10.2(3)*	Amendment to Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated January 24, 2006

10.3(4)*	Employment Agreement by and between Websense, Inc. and Gene Hodges, dated January 9, 2006

10.4(11)*	Employment Agreement by and between Websense, Inc. and Dudley Mendenhall, dated August 12, 2007

10.5(12)*	Employment Agreement by and between Websense, Inc. and John McCormack, dated July 5, 2006

10.6(9)*	Amended and Restated 2000 Stock Incentive Plan

10.7(2)*	2000 Stock Incentive Plan, Notice of Grant of Stock Option

10.8(2)*	2000 Stock Incentive Plan, Form of Stock Option Agreement

10.9(3)*	2000 Stock Incentive Plan, Form of Delayed Issuance Stock Issuance Agreement

10.10(2)*	2000 Employee Stock Purchase Plan

10.11(1)*	2007 Stock Incentive Assumption Plan

Exhibit Number	Description of Document
10.12(1)*	2007 Stock Incentive Assumption Plan, Form of Stock Option Agreement

10.13(2)	Form of Indemnification Agreement between Websense, Inc. and its directors

10.14(2)	Form of Indemnification Agreement between Websense, Inc. and its officers

10.15(13)*	Board of Directors Cash Compensation Plan

10.16(5)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002; First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002; Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003

10.17(6)	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004

10.18(3)	Fourth Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated March 24, 2005

10.19(7)	Fifth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated December 21, 2006

10.20(7)	Sixth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated January 30, 2007

10.21(7)	Seventh Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated February 12, 2007

10.22(10)#	Distribution Agreement by and between Websense, Inc. and Ingram Micro Inc., dated August 3, 2006

10.23(9)	$225,000,000 Amended and Restated Senior Credit Agreement, among Websense, Inc. as borrower, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc. as sole lead arranger and sole bookrunner, Morgan Stanley Senior Funding, Inc. as senior administrative agent, Bank of America, N.A., as syndication agent, Key Bank National Association, JP Morgan Chase Bank and Citibank, N.A., as co-documentation agents, Morgan Stanley Senior Funding, Inc. as senior administrative agent, and Morgan Stanley & Co. Incorporated, as senior collateral agent for the benefit of the secured parties.

10.24(13)	First Amendment, dated as of December 28, 2007, to the Senior Credit Agreement, dated as of October 11, 2007, among Websense, Inc., a Delaware corporation, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as senior administrative agent, Bank of America, N.A., as syndication agent, Key Bank National Association, JP Morgan Chase Bank, N.A. and Citibank, N.A., as codocumentation agents and Morgan Stanley & Co., as senior collateral agent.

10.25(14)*	Officer Change in Control Severance Benefit Plan

10.26(14)*	Form of Severance Plan Participation Agreement for Tier One Officers

10.27(14)*	Form of Severance Plan Participation Agreement for Tier Two Officers

10.28(14)*	Form of Severance Plan Participation Agreement for Tier Three Officers

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

Exhibit Number	Description of Document
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Indicates management contract or compensatory plan or arrangement.
#	Confidential treatment requested.
(1)	Filed as an exhibit to our Form 8-K filed on January 12, 2007 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-1and incorporated herein by reference.
(3)	Filed as an exhibit to our Form 10-K for the period ended December 31, 2005 filed on March 3, 2006 and incorporated herein by reference.
(4)	Filed as an exhibit to our Form 8-K filed on January 11, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to our Form 10-Q for the period ended June 30, 2003 filed on August 13, 2003 and incorporated herein by reference.
(6)	Filed as an exhibit to our Form 10-Q for the period ended September 30, 2004 filed on November 5, 2004 and incorporated herein by reference.
(7)	Filed as an exhibit to our Form 8-K filed on February 22, 2007 and incorporated herein by reference.
(8)	Filed as an Exhibit to our Form 8-K filed on October 28, 2008 and incorporated herein by reference.
(9)	Filed as an Exhibit to our Form 8-K filed on October 17, 2007 and incorporated herein by reference.
(10)	Filed as an exhibit to our Form 10-K for the period ended December 31, 2006 filed on February 28, 2007 and incorporated herein by reference.
(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 15, 2007 and incorporated herein by reference.
(12)	Filed as an Exhibit to our Form 10-Q for the period ended March 31, 2008 filed on May 9, 2008 and incorporated herein by reference.
(13)	Filed as an Exhibit to our Form 10-K for the period ended December 31, 2007 filed on February 28, 2008 and incorporated herein by reference.
(14)	Filed as an Exhibit to our Form 8-K filed on July 23, 2008 and incorporated herein by reference.

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

Signature	Title	Date

/S/ GENE HODGES Gene Hodges	Director, Chief Executive Officer (principal executive officer)	October 28, 2009

/S/ ARTHUR S. LOCKE III Arthur S. Locke III	Sr. Vice President and Chief Financial Officer (principal financial and accounting officer)	October 28, 2009

/S/ JOHN B. CARRINGTON John B. Carrington	Chairman of the Board	October 28, 2009

/S/ MARK ST.CLARE Mark St.Clare	Director	October 28, 2009

/S/ BRUCE T. COLEMAN Bruce T. Coleman	Director	October 28, 2009

/S/ JOHN SCHAEFER John Schaefer	Director	October 28, 2009

/S/ GARY E. SUTTON Gary E. Sutton	Director	October 28, 2009

/S/ PETER WALLER Peter Waller	Director	October 28, 2009

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

WEBSENSE, INC.

(In thousands)

A	B	C			D		E
Description	Balance at Beginning of Period	Additions			Deductions— Describe		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts—Describe
YEAR ENDED DECEMBER 31, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,460	—	$400	(2)	$435	(1)	$1,425
YEAR ENDED DECEMBER 31, 2007
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,425	—	$1,356	(2)	$650	(1)	$2,131
YEAR ENDED DECEMBER 31, 2008
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,131	—	$—		$379	(1)	$1,752

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Amount represents reserve recorded as a reduction of deferred revenue and represents customer balances deemed uncollectible. The reserve is amortized as a reduction of revenue over the average life of all subscriptions.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(2)	Amended and Restated Certificate of Incorporation

3.2(8)	Amended and Restated Bylaws

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(2)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999

10.2(3)*	Amendment to Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated January 24, 2006

10.3(4)*	Employment Agreement by and between Websense, Inc. and Gene Hodges, dated January 9, 2006

10.4(11)*	Employment Agreement by and between Websense, Inc. and Dudley Mendenhall, dated August 12, 2007

10.5(12)*	Employment Agreement by and between Websense, Inc. and John McCormack, dated July 5, 2006

10.6(9)*	Amended and Restated 2000 Stock Incentive Plan

10.7(2)*	2000 Stock Incentive Plan, Notice of Grant of Stock Option

10.8(2)*	2000 Stock Incentive Plan, Form of Stock Option Agreement

10.9(3)*	2000 Stock Incentive Plan, Form of Delayed Issuance Stock Issuance Agreement

10.10(2)*	2000 Employee Stock Purchase Plan

10.11(1)*	2007 Stock Incentive Assumption Plan

10.12(1)*	2007 Stock Incentive Assumption Plan, Form of Stock Option Agreement

10.13(2)	Form of Indemnification Agreement between Websense, Inc. and its directors

10.14(2)	Form of Indemnification Agreement between Websense, Inc. and its officers

10.15(13)*	Board of Directors Cash Compensation Plan

10.16(5)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002; First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002; Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003

10.17(6)	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004

10.18(3)	Fourth Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated March 24, 2005

10.19(7)	Fifth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated December 21, 2006

10.20(7)	Sixth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated January 30, 2007

10.21(7)	Seventh Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated February 12, 2007

10.22(10)#	Distribution Agreement by and between Websense, Inc. and Ingram Micro Inc., dated August 3, 2006

Exhibit Number	Description of Document
10.23(9)	$225,000,000 Amended and Restated Senior Credit Agreement, among Websense, Inc. as borrower, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc. as sole lead arranger and sole bookrunner, Morgan Stanley Senior Funding, Inc. as senior administrative agent, Bank of America, N.A., as syndication agent, Key Bank National Association, JP Morgan Chase Bank and Citibank, N.A., as co-documentation agents, Morgan Stanley Senior Funding, Inc. as senior administrative agent, and Morgan Stanley & Co. Incorporated, as senior collateral agent for the benefit of the secured parties.

10.24(13)	First Amendment, dated as of December 28, 2007, to the Senior Credit Agreement, dated as of October 11, 2007, among Websense, Inc., a Delaware corporation, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as senior administrative agent, Bank of America, N.A., as syndication agent, Key Bank National Association, JP Morgan Chase Bank, N.A. and Citibank, N.A., as codocumentation agents and Morgan Stanley & Co., as senior collateral agent.

10.25(14)*	Officer Change in Control Severance Benefit Plan

10.26(14)*	Form of Severance Plan Participation Agreement for Tier One Officers

10.27(14)*	Form of Severance Plan Participation Agreement for Tier Two Officers

10.28(14)*	Form of Severance Plan Participation Agreement for Tier Three Officers

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Indicates management contract or compensatory plan or arrangement.
#	Confidential treatment requested.
(1)	Filed as an exhibit to our Form 8-K filed on January 12, 2007 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-1and incorporated herein by reference.
(3)	Filed as an exhibit to our Form 10-K for the period ended December 31, 2005 filed on March 3, 2006 and incorporated herein by reference.
(4)	Filed as an exhibit to our Form 8-K filed on January 11, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to our Form 10-Q for the period ended June 30, 2003 filed on August 13, 2003 and incorporated herein by reference.
(6)	Filed as an exhibit to our Form 10-Q for the period ended September 30, 2004 filed on November 5, 2004 and incorporated herein by reference.
(7)	Filed as an exhibit to our Form 8-K filed on February 22, 2007 and incorporated herein by reference.
(8)	Filed as an Exhibit to our Form 8-K filed on October 28, 2008 and incorporated herein by reference.
(9)	Filed as an Exhibit to our Form 8-K filed on October 17, 2007 and incorporated herein by reference.
(10)	Filed as an exhibit to our Form 10-K for the period ended December 31, 2006 filed on February 28, 2007 and incorporated herein by reference.
(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 15, 2007 and incorporated herein by reference.
(12)	Filed as an Exhibit to our Form 10-Q for the period ended March 31, 2008 filed on May 9, 2008 and incorporated herein by reference.
(13)	Filed as an Exhibit to our Form 10-K for the period ended December 31, 2007 filed on February 28, 2008 and incorporated herein by reference.
(14)	Filed as an Exhibit to our Form 8-K filed on July 23, 2008 and incorporated herein by reference.