Form 10-Q/A
period 2009-03-31
WEBSENSE INC
filed 2009-10-29
CIK 1098277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

This Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 includes restated unaudited consolidated financial statements as of and for the quarters ended March 31, 2008 and 2009. In addition, we are concurrently filing a Form 10-K/A to amend and restate our consolidated financial statements for the annual periods in fiscal years 2007 through 2008 (including restated financial information as of and for the interim periods contained therein), and a Form 10-Q/A to amend and restate our consolidated financial statements for the quarterly periods ended June 30, 2008 and 2009.

The restatement principally relates to an error in the method of recognizing royalty revenue relating to contracts with original equipment manufacturer (“OEM”) customers, who embed our software in their products for resale and provide services in the form of updates that primarily consist of database updates to our Web filtering products. All of these contracts were acquired in connection with the acquisition of SurfControl plc (“SurfControl”) in October 2007. The restated consolidated financial statements also include other adjustments that were identified but not previously recorded, as it had been determined that they were not material, either individually or in the aggregate. While none of these other adjustments were individually material, they are being made as part of the restatement process. See Note 2 to the Company’s unaudited consolidated financial statements included in “Part I Financial Information — Item 1.” of this report for additional information. Management determined whether the amounts involved were material under Staff Accounting Bulletin No. 99, Materiality (“SAB 99”), and Staff Accounting Bulletin No. 108, Considering Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), for one or more periods. Management determined that the adjustments necessary to properly state revenues were material for the years ended December 31, 2008 and 2007, the interim periods within fiscal 2008, the fourth quarter of 2007 and the first and second quarters of 2009. Accordingly, management recommended to the Audit Committee that a restatement was required.

In connection with the restatement, management has assessed the effectiveness of our disclosure controls and procedures and has included revised disclosure in this Form 10-Q/A under Item 4 of Part I, “Controls and Procedures.” Management identified material weaknesses in the Company’s internal control over financial reporting with respect to our misapplication of U.S. generally accepted accounting principles on revenue recognition of our OEM contracts which were acquired in connection with the acquisition of SurfControl in October 2007 and our error in our computation of our income tax benefit for the year ended December 31, 2008, as described in our Form 10-K/A for the year ended December 31, 2008, under Item 9A of Part II in “Management’s Report on Internal Control over Financial Reporting (Restated).” Solely as a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2008 and through the date of this filing. As of the date of this Form 10-Q/A, we have adopted a revenue recognition methodology that management believes complies with the requirements of U.S. generally accepted accounting principles and we have corrected our computational mistake on our fiscal 2008 income tax benefit. Management has taken and is taking steps, as described in Item 4 of Part I in “Management’s Remediation Initiatives,” to remediate the material weakness in our internal control over financial reporting. We believe that, as a result of management’s in-depth review of its accounting processes, the utilization of external resources and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-Q/A and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-Q/A fairly present in all material aspects the financial condition, results of operations and cash flows of the Company in conformity with U.S. generally accepted accounting principles.

The Company has amended and restated in its entirety each item of the Original Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on May 7, 2009 (the “Original Filing Date”) that required a change to reflect this restatement and to include certain additional information. These items include Items 1, 2 and 4 of Part I and Item 1A of Part II. The Company has supplemented Item 6 of Part II to include current certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, included as Exhibits 31 and 32 to this Amendment. No other information included in the original Form 10-Q is amended hereby.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains only the items and exhibits to the Original Form 10-Q that are being amended and restated, and those unaffected items or exhibits are not included herein. Except as stated above, this Amendment speaks only as of the Original Filing Date, and this filing has not been updated to reflect any events occurring after the Original Filing Date or to modify or update disclosure affected by other subsequent events. In particular, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date. Such forward-looking statements should not be assumed to be accurate as of any future date. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the Original Filing Date, together with any amendments to those filings.

As previously disclosed in the Company’s Form 8-K filed on September 15, 2009, the Company’s unaudited quarterly consolidated financial statements and the Company’s audited consolidated financial statements previously included in the original Form 10-Q filed on May 7, 2009, should not be relied upon.

Websense, Inc.

Form 10-Q/A

(Amendment No. 1)

For the Quarterly Period Ended March 31, 2009

Part I – Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets

(Unaudited and in thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
	(As Restated)
	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$74,182	$64,096
Cash and cash equivalents – restricted	1,774	2,500
Accounts receivable, net	48,651	82,099
Prepaid income taxes	10,909	10,927
Current portion of deferred income taxes	34,529	34,198
Other current assets	9,149	9,029

Total current assets	179,194	202,849
Cash and cash equivalents – restricted, less current portion	42	215
Property and equipment, net	15,338	14,312
Intangible assets, net	96,657	106,493
Goodwill	372,624	372,624
Deferred income taxes, less current portion	27,274	24,237
Deposits and other assets	3,421	3,933

Total assets	$694,550	$724,663

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,607	$2,719
Accrued compensation and related benefits	16,401	19,129
Other accrued expenses	26,472	27,946
Current portion of income taxes payable	11,022	7,135
Current portion of senior secured term loan	7,418	4,112
Current portion of deferred tax liability	685	1,053
Current portion of deferred revenue	217,267	223,944

Total current liabilities	282,872	286,038
Other long term liabilities	2,006	2,616
Income taxes payable, less current portion	10,432	10,098
Senior secured term loan, less current portion	102,582	120,888
Deferred tax liability, less current portion	8,840	10,523
Deferred revenue, less current portion	113,966	117,840

Total liabilities	520,698	548,003
Stockholders’ equity:
Common stock	523	522
Additional paid-in capital	305,608	300,050
Treasury stock, at cost	(167,427)	(159,842)
Retained earnings	38,026	39,113
Accumulated other comprehensive loss	(2,878)	(3,183)

Total stockholders’ equity	173,852	176,660

Total liabilities and stockholders’ equity	$694,550	$724,663

See accompanying notes.

Websense, Inc.

Consolidated Statements of Operations

(Unaudited) (in thousands, except per share amounts)

	Three Months Ended
	March 31, 2009	March 31, 2008
	(As Restated)	(As Restated)
	(See Note 2)	(See Note 2)
Revenue	$77,567	$65,120
Cost of revenues:
Cost of revenues	8,575	8,807
Amortization of acquired technology	3,256	3,072

Total cost of revenues	11,831	11,879

Gross margin	65,736	53,241
Operating expenses:
Selling and marketing	39,893	42,916
Research and development	12,846	13,503
General and administrative	11,161	12,868

Total operating expenses	63,900	69,287

Income (loss) from operations	1,836	(16,046)
Interest expense	(2,212)	(4,432)
Other income (expense), net	357	(79)

Loss before income taxes	(19)	(20,557)
Provision (benefit) for income taxes	1,068	(13,856)

Net loss	$(1,087)	$(6,701)

Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.15)

Weighted average shares – basic and diluted	44,825	45,395

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

	Common stock		Additional paid-in	Treasury	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	stock	earnings	loss	equity
			(As Restated)		(As Restated)		(As Restated)
			(See Note 2)		(See Note 2)		(See Note 2)
Balance at December 31, 2008	45,048	$522	$300,050	$(159,842)	$39,113	$(3,183)	$176,660
Issuance of common stock upon exercise of options	11	—	26	—	—	—	26
Issuance of common stock from restricted stock units, net	32	1	—	(85)	—	—	(84)
Share-based compensation expense (as restated – See Note 2)	—	—	6,157	—	—	—	6,157
Tax shortfall from stock option exercises	—	—	(625)	—	—	—	(625)
Purchase of treasury stock	(649)	—	—	(7,500)	—	—	(7,500)
Other comprehensive loss:
Net loss (as restated – See Note 2)	—	—	—	—	(1,087)	—	(1,087)
Net change in unrealized gain on derivative contracts, net of tax	—	—	—	—	—	305	305

Comprehensive loss (as restated – See Note 2)							(782)

Balance at March 31, 2009 (as restated – See Note 2)	44,442	$523	$305,608	$(167,427)	$38,026	$(2,878)	$173,852

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
	(As Restated)	(As Restated)
	(See Note 2)	(See Note 2)
Operating activities:
Net loss	$(1,087)	$(6,701)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,904	16,064
Share-based compensation	6,157	6,247
Deferred income taxes	(5,676)	(19,050)
Unrealized (gain) loss on foreign exchange	(436)	640
Tax shortfall from stock option exercises	625	—
Changes in operating assets and liabilities:
Accounts receivable	33,775	28,916
Other assets	(574)	112
Accounts payable	1,187	(3,073)
Accrued compensation and related benefits	(2,841)	(7,826)
Other liabilities	(998)	(2,448)
Deferred revenue	(10,550)	3,555
Income taxes payable	3,692	2,473

Net cash provided by operating activities	36,178	18,909

Investing activities:
Change in restricted cash and cash equivalents	913	(1,240)
Purchase of property and equipment	(3,402)	(2,388)
Purchase of intangible assets	—	(375)
Cash refunded from PortAuthority acquisition	—	147
Cash received from sale of CyberPatrol assets	—	1,400
Purchases of marketable securities	—	(20,160)
Maturities of marketable securities	—	39,323

Net cash (used in) provided by investing activities	(2,489)	16,707

Financing activities:
Principal payments on senior secured term loan	(15,000)	(30,000)
Proceeds from exercise of stock options	26	224
Tax shortfall from stock option exercises	(625)	—
Purchase of treasury stock	(7,027)	(2,797)

Net cash used in financing activities	(22,626)	(32,573)

Effect of exchange rate changes on cash and cash equivalents	(977)	391
Increase in cash and cash equivalents	10,086	3,434
Cash and cash equivalents at beginning of period	64,096	66,090

Cash and cash equivalents at end of period	$74,182	$69,524

Supplemental disclosures of cash flow information:
Income taxes paid	$3,021	$1,105
Interest paid	$1,773	$3,391
Increase in other accrued expenses for purchase of treasury stock	$473	$2,201

See accompanying notes.

Websense, Inc.

Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature other than the normal recurring adjustments associated with the restatement adjustments described in Note 2, for the fair presentation of our financial position and results of operations for the interim periods presented.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2008, included in Websense, Inc.’s (“Websense” or the “Company”) Amendment No. 1 to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Restatement of Previously Reported Consolidated Financial Statements

The Company has restated its historical consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, included in this report.

The determination to restate these consolidated financial statements and quarterly consolidated financial statements was made by the Company’s Audit Committee upon management’s recommendation following the identification of errors related to the Company’s recording of royalty revenue related to OEM contracts which were acquired in connection with the acquisition of SurfControl in October 2007. The general nature and scope of the related errors and adjustments are summarized as follows:

•

Errors in the Timing of Recognition of OEM Revenue (“OEM Revenue — Timing Adjustments”) — The Company identified errors relating to the timing of royalty revenue recognition from OEM contracts which were acquired in connection with the acquisition of SurfControl in October 2007. Since the SurfControl acquisition, the Company had been recognizing the reported royalty revenue in the same period that it billed the OEM for reported resale transactions of the Company’s products to the OEM’s end users. Because the Company has a continuing obligation to provide service in the form of software updates, technical support and database updates to the Company’s Web filtering products to the OEM during a contractual period of time, the Company has determined that the royalty revenue reported in each respective reporting period should have been recognized ratably over the then remaining contractual period of time for which it has an obligation to the OEM. These errors resulted in an overstatement of revenue of approximately $3.4 million and $1.9 million for the quarters ended March 31, 2009 and 2008, respectively.

•

Other Non-Material Items (“Other Adjustments”) — The Company identified other errors that were not material, individually or in the aggregate, to its financial statements taken as a whole. However, because the Company is restating its financial statements for the effects of the items noted above, the Company revised its previously reported financial statements to correct all identified errors, including those that were not material. These items resulted in a net (overstatement) understatement of pre-tax income of $(265,000) and $12,000 for the quarters ended March 31, 2009 and 2008, respectively and supplemental details are as follows:

	Under- (Over-) statement of pre-tax income
Description	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Correction of preacquisition deferred revenue	$—	$75
Correction of foreign currency gain/loss	—	30
Share-based compensation adjustment related to modification in Employee Stock Purchase Plan (ESPP)	(13)	(80)
Correction of revenue for a contract with a grace period	(42)	—
Correction of accrued expenses	(210)	(13)

Total	$(265)	$12

The Company is also restating its income tax provisions for the historical periods described above to reflect the tax impact of the above adjustments to pre-tax income as well as some other tax provision errors. The Company’s assessment of its annual effective tax rate has been adjusted to reflect the above adjustments resulting in a revised annual effective tax rate. The income tax adjustments are summarized below:

Description	Increase (Decrease) to Income Tax Provision for Three Months Ended March 31, 2009	Increase (Decrease) to Income Tax Benefit for Three Months Ended March 31, 2008
Impact of OEM revenue – timing adjustment	$(1,318)	$(767)
Reverse valuation allowance for OEM revenue adjustment	—	(453)
Impact of California law change on deferred taxes	372	—
Transfer pricing adjustment	146	—
Interim tax provision accounting adjustment	(6,044)	(43)
Interperiod reclassification of tax on share-based compensation	—	(558)
Interperiod reclassification of tax exempt interest benefit	—	358

Total	$(6,844)	$(1,463)

The following tables present the adjustments due to the restatements of the Company’s previously issued consolidated balance sheet as of March 31, 2009, consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2009 and 2008:

	Consolidated Balance Sheet
	March 31, 2009
	Previously Reported	Adjustments	As Restated
	(Unaudited and in thousands)
Assets
Current assets:
Cash and cash equivalents	$74,396	$(214)	$74,182
Cash and cash equivalents – restricted	1,774	—	1,774
Accounts receivable, net	48,583	68	48,651
Prepaid income taxes	3,706	7,203	10,909
Current portion of deferred income taxes	33,066	1,463	34,529
Other current assets	9,149	—	9,149

Total current assets	170,674	8,520	179,194
Cash and cash equivalents – restricted, less current portion	—	42	42
Property and equipment, net	15,338	—	15,338
Intangible assets, net	96,657	—	96,657
Goodwill	374,410	(1,786)	372,624
Deferred income taxes, less current portion	23,203	4,071	27,274
Deposits and other assets	3,421	—	3,421

Total assets	$683,703	$10,847	$694,550

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,607	—	$3,607
Accrued compensation and related benefits	16,305	96	16,401
Other accrued expenses	26,808	(336)	26,472
Current portion of income taxes payable	17,647	(6,625)	11,022
Current portion of senior secured term loan	7,418	—	7,418
Current portion of deferred tax liability	685	—	685
Current portion of deferred revenue	212,974	4,293	217,267

Total current liabilities	285,444	(2,572)	282,872
Other long term liabilities	2,007	(1)	2,006
Income taxes payable, less current portion	10,211	221	10,432
Senior secured term loan, less current portion	102,582	—	102,582
Deferred tax liability, less current portion	8,840	—	8,840
Deferred revenue, less current portion	105,826	8,140	113,966

Total liabilities	514,910	5,788	520,698
Stockholders’ equity:
Common stock	523	—	523
Additional paid-in capital	305,202	406	305,608
Treasury stock, at cost	(167,427)	—	(167,427)
Retained earnings	33,642	4,384	38,026
Accumulated other comprehensive loss	(3,147)	269	(2,878)

Total stockholders’ equity	168,793	5,059	173,852

Total liabilities and stockholders’ equity	$683,703	$10,847	$694,550

	Consolidated Statement of Operations
	Three Months Ended March 31, 2009
	Previously Reported	OEM Revenue – Timing Adjustments	Other Adjustments	Income Tax Adjustments	As Restated
		(Unaudited) (In thousands, except per share amounts)
Revenue	$80,980	$(3,371)	$(42)	$—	$77,567
Cost of revenues:
Cost of revenues	8,575	—	—	—	8,575
Amortization of acquired technology	3,256	—	—	—	3,256

Total cost of revenues	11,831	—	—	—	11,831

Gross margin	69,149	(3,371)	(42)	—	65,736
Operating expenses:
Selling and marketing	39,832	—	61	—	39,893
Research and development	12,843	—	3	—	12,846
General and administrative	11,002	—	159	—	11,161

Total operating expenses	63,677	—	223	—	63,900

Income (loss) from operations	5,472	(3,371)	(265)	—	1,836
Interest expense	(2,212)	—	—	—	(2,212)
Other income, net	357	—	—	—	357

Income (loss) before income taxes	3,617	(3,371)	(265)	—	(19)
Provision (benefit) for income taxes	7,912	—	—	(6,844)	1,068

Net (loss) income	$(4,295)	$(3,371)	$(265)	$6,844	$(1,087)

Net (loss) income per share:
Basic and diluted net (loss) income per share	$(0.10)				$(0.02)

Weighted average shares – basic and diluted	44,825				44,825

	Consolidated Statement of Cash Flows
	Three Months Ended March 31, 2009
	Previously Reported	Adjustments	As Restated
	(Unaudited and in thousands)
Operating activities:
Net (loss) income	$(4,295)	$3,208	$(1,087)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,904	—	12,904
Share-based compensation	6,144	13	6,157
Deferred income taxes	(4,360)	(1,316)	(5,676)
Unrealized gain on foreign exchange	(436)	—	(436)
Tax shortfall from stock option exercises	625	—	625
Changes in operating assets and liabilities:
Accounts receivable	33,775	—	33,775
Other assets	(574)	—	(574)
Accounts payable	1,187	—	1,187
Accrued compensation and related benefits	(2,895)	54	(2,841)
Other liabilities	(1,154)	156	(998)
Deferred revenue	(13,963)	3,413	(10,550)
Income taxes payable	9,220	(5,528)	3,692

Net cash provided by operating activities	36,178	—	36,178

Investing activities:
Change in restricted cash and cash equivalents	913	—	913
Purchase of property and equipment	(3,402)	—	(3,402)

Net cash used in investing activities	(2,489)	—	(2,489)

Financing activities:
Principal payments on senior secured term loan	(15,000)	—	(15,000)
Proceeds from exercise of stock options	26	—	26
Tax shortfall from stock option exercises	(625)	—	(625)
Purchase of treasury stock	(7,027)	—	(7,027)

Net cash used in financing activities	(22,626)	—	(22,626)

Effect of exchange rate changes on cash and cash equivalents	(977)	—	(977)
Increase in cash and cash equivalents	10,086	—	10,086
Cash and cash equivalents at beginning of period	64,310	(214)	64,096

Cash and cash equivalents at end of period	$74,396	$(214)	$74,182

Supplemental disclosures of cash flow information:
Income taxes paid	$2,649	$372	$3,021
Interest paid	$1,773	$—	$1,773
Increase in other accrued expenses for purchase of treasury stock	$473	$—	$473

	Consolidated Statement of Operations
	Three Months Ended March 31, 2008
	Previously Reported	OEM Revenue – Timing Adjustments	Other Adjustments	Income Tax Adjustments	As Restated
		(Unaudited) (In thousands, except per share amounts)
Revenues	$66,984	$(1,939)	$75	$—	$65,120
Cost of revenues:
Cost of revenues	8,867	—	(60)	—	8,807
Amortization of acquired technology	3,072	—	—	—	3,072

Total cost of revenues	11,939	—	(60)	—	11,879

Gross margin	55,045	(1,939)	135	—	53,241
Operating expenses:
Selling and marketing	42,821	—	95	—	42,916
Research and development	13,460	—	43	—	13,503
General and administrative	12,853	—	15	—	12,868

Total operating expenses	69,134	—	153	—	69,287

Loss from operations	(14,089)	(1,939)	(18)	—	(16,046)
Interest expense	(4,432)	—	—	—	(4,432)
Other (expense) income, net	(109)	—	30	—	(79)

(Loss) income before income taxes	(18,630)	(1,939)	12	—	(20,557)
Benefit for income taxes	(12,393)	—	—	(1,463)	(13,856)

Net (loss) income	$(6,237)	$(1,939)	$12	$1,463	$(6,701)

Net loss per share:
Basic and diluted net loss per share	$(0.14)				$(0.15)

Weighted average shares – basic and diluted	45,395				45,395

	Consolidated Statement of Cash Flows
	Three Months Ended March 31, 2008
	Previously Reported	Adjustments	As Restated
	(Unaudited and in thousands)
Operating activities:
Net loss	$(6,237)	$(464)	$(6,701)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,064	—	16,064
Share-based compensation	6,168	79	6,247
Deferred income taxes	(18,241)	(809)	(19,050)
Unrealized loss (gain) on foreign exchange	670	(30)	640
Changes in operating assets and liabilities:
Accounts receivable	28,916	—	28,916
Other assets	112	—	112
Accounts payable	(3,073)	—	(3,073)
Accrued compensation and related benefits	(7,826)	—	(7,826)
Other liabilities	(2,462)	14	(2,448)
Deferred revenue	1,691	1,864	3,555
Income taxes payable	3,127	(654)	2,473

Net cash provided by operating activities	18,909	—	18,909

Investing activities:
Change in restricted cash and cash equivalents	—	(1,240)	(1,240)
Purchase of property and equipment	(2,388)	—	(2,388)
Cash paid for purchased technology (intangible asset)	(375)	—	(375)
Cash refunded from acquisition of PortAuthority	147	—	147
Cash received from sale of CyberPatrol assets	1,400	—	1,400
Purchases of marketable securities	(20,160)	—	(20,160)
Maturities of marketable securities	39,323	—	39,323

Net cash provided by (used in) investing activities	17,947	(1,240)	16,707

Financing activities:
Principal payments on senior secured term loan	(30,000)	—	(30,000)
Proceeds from exercise of stock options	224	—	224
Purchase of treasury stock	(2,797)	—	(2,797)

Net cash used in financing activities	(32,573)	—	(32,573)

Effect of exchange rate changes on cash and cash equivalents	371	20	391
Increase in cash and cash equivalents	4,654	(1,220)	3,434
Cash and cash equivalents at beginning of period	66,383	(293)	66,090

Cash and cash equivalents at end of period	$71,037	$(1,513)	$69,524

Supplemental disclosures of cash flow information:
Income taxes paid	$773	$332	$1,105
Interest paid	$3,391	$—	$3,391
Increase in other accrued expenses for purchase of treasury stock	$2,201	$—	$2,201

3. Net Income (Loss) Per Share

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

4. Comprehensive Loss

The components of comprehensive loss, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
	(As Restated)	(As Restated)
Net loss	$(1,087)	$(6,701)
Net change in unrealized gain (loss) on derivative contracts, net of tax of $(243) and $723, respectively	305	(1,084)
Translation adjustment	—	(476)

Comprehensive loss	$(782)	$(8,261)

The accumulated derivative gain (loss), net of tax, on the Company’s derivative contracts included in “Accumulated other comprehensive loss” were as follows (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
	(As Restated)	(As Restated)
Beginning balance	$(1,559)	$(998)
Net change during the period	305	(1,084)

Ending balance	$(1,254)	$(2,082)

5. Acquisitions

In October 2007, the Company completed the acquisition of SurfControl, a U.K. based provider of Web and email security solutions for approximately $460.9 million. The purchase price was allocated as follows: $157.8 million to amortizable intangible assets, $0.4 million to net tangible liabilities assumed and the remaining $303.5 million to goodwill. In connection with the acquisition, the Company’s management approved plans to exit certain SurfControl facilities. As of March 31, 2009, $2.1 million of facility exit obligations remain accrued for payments in future periods as follows (in thousands):

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

6. Intangible Assets

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

7. Senior Secured Credit Facility

In connection with the acquisition of SurfControl in October 2007, the Company entered into an amended and restated senior secured credit agreement (the “Senior Credit Agreement”). The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. At March 31, 2009, the outstanding balance under the senior secured term loan was $110 million as a result of the Company making optional prepayments totaling $15 million in the three months ended March 31, 2009. The senior secured credit facility is secured by substantially all of the assets of the Company, including pledges of stock of some of its subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by the Company’s domestic subsidiaries. The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon the Company’s total leverage ratio, as defined in the Senior Credit Agreement. Based on the total leverage ratio as of December 31, 2008, the spread on the senior secured term loan was LIBOR plus 225 basis points per annum and the fee for the unused portion of the revolving credit facility was 25 basis points per annum. The weighted average interest rate on the senior secured term loan at March 31, 2009 was 5.7%. In conjunction with the Company’s optional $20 million prepayment on December 31, 2007, the Company amended its Senior Credit Agreement to eliminate any additional mandatory payments until September 30, 2009. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Among the negative covenants are restrictions on our ability to borrow money, including restrictions on (a) the incurrence of more than $15 million of new debt, including capital leases (subject to certain exceptions), (b) the incurrence of more than $7.5 million in letters of credit, (c) the incurrence of more than $50 to $75 million of new debt, depending on our leverage ratio, to finance future acquisitions or (d) the assumption of more than $15 million of new debt in connection with acquisitions. In connection with the restatements of its financial statements as described in Note 2, the Company does not believe that these restatements of its financial statements resulted in any material non-compliance with the covenants or representations and warranties in its Senior Credit Agreement.

As of March 31, 2009, future remaining minimum principal payments under the senior secured term loan will be as follows (in thousands):

Years Ending December 31,
2009	$3,618
2010	15,197
2011	18,237
2012	72,948

Total	$110,000

8. Derivative Financial Instruments

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

10. Stockholders’ Equity

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

The results of operations for the three months ended March 31, 2009 and 2008 include share-based compensation expense in the following expense categories of the consolidated statements of operations (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
	(As Restated)	(As Restated)
Share-based compensation in:
Cost of revenues	$300	$367

Total share-based compensation in cost of revenues	300	367
Selling and marketing	1,920	2,360
Research and development	1,098	1,145
General and administrative	2,839	2,375

Total share-based compensation in operating expenses	5,857	5,880

Total share-based compensation	$6,157	$6,247

The Company used the following assumptions to estimate the fair value of the stock options granted:

	Three Months Ended
	March 31, 2009	March 31, 2008
Average expected life (years)	3.0	3.1
Average expected volatility factor	44.9%	34.8%
Average risk-free interest rate	1.4%	2.3%
Average expected dividend yield	—	—

Treasury Stock

The Company repurchased shares of its common stock during the first three months of 2009 as follows:

	Shares	Average Price Per Share
Shares repurchased through December 31, 2008	9,249,109	$20.59
Shares repurchased during the three months ended March 31, 2009	649,478	$11.53

Total shares repurchased through March 31, 2009	9,898,587	$20.00

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

11. Tax Matters

For the three months ended March 31, 2009 the Company recognized an income tax expense of $1.1 million which represented an effective tax rate of approximately (5,600%). The effective tax rate for the three months ended March 31, 2009 is expressed as a negative rate because the Company recorded tax expense in the quarterly period while in a forecasted book loss position for the year. The effective tax rate variance from the statutory rate was primarily related to non-deductible items, including share-based payments, an increase in the valuation allowance related to net operating losses of one of the Company’s subsidiaries in the United Kingdom and foreign withholding taxes, which offset the benefit of income taxed at lower rates in foreign jurisdictions and the favorable impact on deferred tax amounts resulting from a California law change.

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), the Company had approximately $9.1 million of total gross unrecognized tax benefits at March 31, 2009. Included in this balance are $6.2 million of unrecognized tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of provision for income taxes in the consolidated statements of operations. The Company accrued potential penalties and interest of $0.1 million related to these unrecognized tax benefits during the three months ended March 31, 2009, and in total, as of March 31, 2009, the Company has recorded a liability for potential penalties and interest of $1.4 million.

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

12. Litigation

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

Forward-Looking Statements

This report on Form 10-Q/A may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

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

Overview

Restatement of Previously Reported Consolidated Financial Information

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments made to the previously reported consolidated financial statements for the year ended December 31, 2008 and consolidated financial statements for the quarterly periods ended March 31, 2009 and 2008. See Note 2 to the consolidated financial statements in “Part I Financial Information — Item 1.” of this report for additional information.

Company Overview

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

Since we commenced operations in 1994, Websense has evolved from a reseller of computer security products to a leading provider of content security software solutions, including Web security, DLP, email and messaging security solutions. Our first Web filtering software product was released in 1996 and prevented access to inappropriate Web content. Since then, we have focused on adapting our Web filtering capabilities to address changing Internet use patterns and the growing incidence of Web-based criminal activity. Our current solutions share our ThreatseekerTM security intelligence and offer integrated policy enforcement options to protect against Web and email attacks and prevent the inappropriate or malicious transmission of data. Additionally, our Web Security Gateway (“WSG”) product provides real time classification of dynamic end user generated content embedded in Web 2.0 Web sites, providing organizations with the same management options available with traditional static content Web sites. In April 2009, we launched a new appliance platform, our V10000 appliance, which offers our customers another alternative for implementing our software products by providing centralized management of Web security, proxy and cache, and application controls to manage and secure our customers in Web 2.0 environments. We expect the availability of the V10000 appliance to help generate additional new and upgraded subscriptions to our software, particularly our WSG product.

During the three months ended March 31, 2009, we derived approximately 51% of our revenue from international sales, compared with approximately 41% for the three months ended March 31, 2008, with the United Kingdom comprising approximately 16% and 12% of our total revenue for the three months ended March 31, 2009 and 2008, respectively. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific, Latin American and Australian markets.

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

As described elsewhere in this report, we recognize revenue from subscriptions to our products on a daily straight-line basis over the term of the subscription agreement, commencing on the first day of the subscription term. In accordance with the accounting rules for software revenue recognition, we recognize revenue associated with OEM contracts ratably over the contractual period for which we are obligated to provide post contract customer support. We recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract, and are fully expensed in the period the subscription term begins. We expect to sell our appliances pre-loaded with our software on a subscription basis and to recognize revenue from the appliance and the software on a daily straight line basis over the term of the subscription.

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

In October 2007, we completed our acquisition of SurfControl. As a result of expenses related to the combination and certain purchase accounting adjustments, we incurred operating losses under GAAP from the fourth quarter of 2007 through the fourth quarter of 2008. Similar to Websense, SurfControl sold products primarily under subscriptions whereby revenues were initially recorded as deferred revenue and recognized ratably over the term of the agreement. Under GAAP purchase accounting, we wrote off $101.1 million of SurfControl’s deferred revenue, leaving a balance of $19.7 million as the fair value of the obligation. This adjustment reflects the fair value of the post-contract technical support services that will be recognized daily in accordance with our revenue recognition policy. In connection with the acquisition, we incurred restructuring costs primarily in connection with reducing SurfControl headcount and eliminating redundant facilities. We also incurred the expenses of managing the SurfControl operations as well as recording the amortization of the acquired intangibles. Given the average remaining term of the SurfControl subscriptions we acquired and the elimination of many of the non-recurring acquisition related expenses, we currently expect to report income from operations for fiscal 2009. Our ability to retain SurfControl customers when their existing product subscriptions expire and maintain our overall pricing levels for our products will impact our results of operations and the timing of our return to profitability.

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

For our OEM contracts, we grant our OEM customers the right to incorporate our web filtering products into their products for resale to end users. The OEM customer pays us a royalty fee for each resale of a subscription to our product to an end user over a specified period of time. In accordance with the accounting rules for software revenue recognition, we recognize revenue associated with the OEM contracts ratably over the contractual period for which we are obligated to provide our services. The timing of the OEM revenue recognition will vary for each OEM depending on the information available, such as underlying end user subscription periods, to determine the contractual obligation period.

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

Results of Operations

Three months ended March 31, 2009 compared with the three months ended March 31, 2008

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	March 31, 2009	March 31, 2008
	(As Restated)	(As Restated)
	(Unaudited)
Revenue	100%	100%
Cost of revenues:
Cost of revenues	11	13
Amortization of acquired technology	4	5

Total cost of revenues	15	18
Gross margin	85	82
Operating expenses:
Selling and marketing	52	65
Research and development	17	21
General and administrative	14	20

Total operating expenses	83	106

Income (loss) from operations	2	(24)
Interest expense	(2)	(7)
Other income, net	—	—

Income (loss) before income taxes	—	(31)
Provision (benefit) for income taxes	1	(21)

Net loss	(1)%	(10)%

Revenue

Revenue increased to $77.6 million in the first quarter of 2009 from $65.1 million in the first quarter of 2008. The increase was primarily a result of additional customer seats in new, renewed and upgraded subscriptions (including an increase of $8.8 million from new or renewed SurfControl seat subscriptions and an increase of $0.9 million from SurfControl OEM revenue on a quarter over quarter basis) from the first quarter of 2008 to the first quarter of 2009. Revenue from DLP products increased by 60% from the first quarter of 2008 to the first quarter of 2009. The number of product seats under subscription increased from 42.4 million as of March 31, 2008 to 44.4 million as of March 31, 2009. Revenue from products sold in the United States accounted for $37.9 million or 49% of first quarter 2009 revenue compared to $38.6 million or 59% in the first quarter of 2008. Revenue from products sold internationally accounted for $39.7 million or 51% of first quarter 2009 revenue compared to $26.5 million or 41% in the first quarter of 2008. We had current deferred revenue of $217.3 million as of March 31, 2009, compared to $195.5 million as of March 31, 2008. For the remainder of 2009, we expect our revenue to increase over 2008 revenue levels due to the amount of current deferred revenue that will be recognized as revenue during 2009, subscriptions that are scheduled for renewal that are expected to be renewed and expected new business for which some revenue will be recognized during 2009. Our revenue in 2009 may be impacted by the duration of contracts for renewal and new subscriptions, the timing of sales of renewal and new subscriptions, the average annual contract value and per seat price, and currency exchange rates impacting new and renewal subscriptions in international markets.

Cost of Revenues

Cost of revenues. Cost of revenues consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our hosted security services. Cost of revenues decreased to $8.6 million in the first quarter of 2009 from $8.8 million in the first quarter of 2008. The $0.2 million decrease was primarily due to decreased temporary personnel costs in our technical support and database groups in 2009 from 2008 as we substantially completed the SurfControl integration during 2008. Our full-time employee headcount in cost of revenue departments increased from an average of 217 employees during the first quarter of 2008 to an average of 241 employees during the first quarter of 2009. We allocate the costs for human resources, employee benefits, payroll taxes, information technology, facilities and fixed asset depreciation to each of our functional areas based on headcount data. As a percentage of revenue, cost of revenues decreased to 11% from 13% during the first quarter of 2009 compared to 2008. We expect cost of revenue will increase in absolute dollars due to the higher headcount for the remainder of 2009 but as a percentage of revenue will remain approximately the same as compared to 2008. We expect cost of revenues to increase to support the growth and maintenance of our databases and costs associated with providing our hosted security services as well as the technical support needs of our customers.

Amortization of acquired technology. Amortization of acquired technology, which primarily relates to the developed technology acquired from the PortAuthority and SurfControl acquisitions in 2007, was $3.3 million in the first quarter of 2009 compared to $3.1 million in the first quarter of 2008. The increase of $0.2 million in amortization of acquired technology from the first quarter of 2008 to the first quarter of 2009 was primarily due to the acquisition of additional acquired technology in the second half of 2008. As of March 31, 2009, the acquired technology is being amortized over a remaining weighted average period of 2.2 years. We expect to incur $9.6 million in amortization expense of acquired technology during the remainder of 2009 and that 2009 levels will be slightly higher than 2008 in absolute dollars.

Gross Margin

Gross margin increased to $65.7 million in the first quarter of 2009 from $53.2 million in the first quarter of 2008. As a percentage of revenue, gross margin increased to 85% in the first quarter of 2009 from 82% in the first quarter of 2008 due to increased revenue while cost of revenue remained relatively flat as described in the preceding Cost of Revenues section. We expect that gross margin as a percentage of revenue will remain in excess of 80% for the remainder of 2009.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships as well as allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates. Selling and marketing expenses decreased to $39.9 million, or 52% of revenue, in the first quarter of 2009, from $42.9 million, or 65% of revenue, in the first quarter of 2008. The $3.0 million decrease was primarily due to a reduction in the amortization of acquired intangibles (customer relationships) of approximately $2.8 million and due to improvements in the U.S. currency rates relative to the foreign currencies in which certain of our international expenses were incurred. As of March 31, 2009, the acquired customer relationships intangible assets are being amortized over a remaining weighted average period of approximately 5.3 years. Even though our headcount in sales and marketing increased from an average of 531 employees during the first quarter of 2008 to 580 employees for the first quarter of 2009, our personnel costs were only marginally higher by $0.3 million due to the improvement in the currency exchange rates as approximately one-half of our sales and marketing personnel are based in international locations whose local currencies were weaker as compared to the U.S. dollar. We expect overall selling and marketing expenses to decrease in absolute dollars and as a percentage of revenue for the remainder of 2009 as compared to 2008 primarily due to a reduction of amortization of acquired intangibles from the SurfControl acquisition due to the accelerated nature of the amortization and the elimination of the non-recurring acquisition related expenses associated with PortAuthority and SurfControl, partially offset by having additional sales and marketing personnel to support our expanding selling and marketing efforts worldwide and increased sales resulting in higher overall sales commission expenses. We also expect that selling and marketing expenses as a percentage of revenue will decrease in 2009 compared to 2008 due to the expected increase in revenue. We expect amortization of acquired intangibles of $19.8 million for the remainder of 2009 as a result of the amortization of acquired intangibles from the SurfControl and PortAuthority acquisitions.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses decreased to $12.8 million, or 17% of revenue, in the first quarter of 2009 from $13.5 million, or 21% of revenue, in the first quarter of 2008. The decrease of $0.7 million in research and development expenses was primarily due to a reduction in contractor services relating to our DLP product and a reduction in allocated costs relating to the substantial completion of SurfControl integration activities during 2008. Our headcount increased in research and development from an average of 339 employees for the first quarter of 2008 to 385 employees for the first quarter of 2009. We expect research and development expenses to increase in absolute dollars for the remainder of 2009 as compared to 2008 due to having an expanded base of product offerings and the hiring of personnel to support our continued enhancements and new products. We are managing the increase in our absolute research and development expenses by operating research and development facilities in multiple international locations, including a facility in Beijing, China, that have lower costs than our operations in the United States. During the first quarter of 2009, we relocated our research and development facility in Sydney, Australia to our Beijing, China facility. We also have research and development facilities in Ra’anana, Israel, Los Gatos and San Diego, California and Reading, England. While we expect research and development expenses to increase in absolute dollars for the remainder of 2009, we expect that research and development expenses as a percentage of revenue will decrease in 2009 compared to 2008 due to the expected increase in revenue.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and administrative personnel, third party professional service fees and allocated costs. General and administrative expenses decreased to $11.2 million, or 14% of revenue, in the first quarter of 2009 from $12.9 million, or 20% of revenue, in the first quarter of 2008. The $1.7 million decrease in general and administrative expenses was primarily due to a reduction in allocated costs, personnel costs and professional service fees primarily related to a reduction in SurfControl integration activities in 2009 compared to 2008. Our headcount increased in general and administrative departments from an average of 108 employees during the first quarter of 2008 to 121 employees for the first quarter of 2009. We expect general and administrative expenses to increase in absolute dollars due to the higher headcount but decline as a percentage of revenue for the remainder of 2009 as compared to 2008 due to the expected increase in revenue.

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

Provision for Income Taxes

For the three months ended March 31, 2009 we recognized an income tax expense of $1.1 million compared to an income tax benefit of $13.9 million for the three months ended March 31, 2008. The effective tax rates reflect a tax expense of approximately (5,600%) for the three months ended March 31, 2009 and a tax benefit of 67.4% for the three months ended March 31, 2008. The effective tax rate for the three months ended March 31, 2009 is expressed as a negative rate because we recorded tax expense in the quarterly period while in a forecasted book loss position for the year. For the first quarter of 2009, the effective tax rate variance from the statutory rate was primarily related to non-deductible items, including share-based payments, an increase in the valuation allowance related to net operating losses of one of our subsidiaries in the United Kingdom and foreign withholding taxes, which offset the benefit of income taxed at lower rates in foreign jurisdictions and the favorable impact on deferred tax amounts resulting from a California law change. For the first quarter of 2008, the effective tax rate variance from the statutory rate was primarily attributed to the release of a valuation allowance, a favorable state tax ruling and income taxed at lower rates in certain foreign jurisdictions, which offset the expense of withholding taxes and non-deductible share-based compensation.

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

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents (including restricted cash and cash equivalents) of $76.0 million and retained earnings of $38.0 million. During the first three months of 2009, we used our cash and cash equivalents primarily to pay down $15 million on our senior secured term loan as optional prepayments and for stock repurchases of approximately $7.0 million. Of the $7.5 million stock repurchases recorded during the first quarter, $7.0 million was paid during the quarter and the remaining $0.5 million was paid in April 2009.

Net cash provided by operating activities was $36.2 million in the first three months of 2009 compared with $18.9 million in the first three months of 2008. The increase in cash provided by operating activities was primarily a result of our increasing cash collections by approximately $3.6 million in the first quarter of 2009, decreasing cash expenses by approximately $3.8 million primarily due to the elimination of many of the SurfControl integration activities, as well as a decrease of settlement of liabilities of approximately $10.7 million in the first quarter of 2009 compared to the first quarter of 2008 which included many non-recurring SurfControl related obligations and a litigation settlement. Our operating cash flow is significantly influenced by new and renewal subscriptions, accounts receivable collections and cash expenses. A decrease in sales of new and/or renewal subscriptions or accounts receivable collections, or an increase in our cash expenses, would negatively impact our operating cash flow.

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

Net cash used in financing activities was $22.6 million in the first three months of 2009 compared with $32.6 million in the first three months of 2008. The $10 million decrease of net cash used in financing activities was primarily due to a decrease in optional principal prepayments of $15 million on our senior secured term loan offset by an increase in stock repurchases of $4.2 million in the first three months of 2009 compared to the first three months of 2008.

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

Obligations under our Senior Credit Agreement represent the future minimum principal debt payments due under the senior secured term loan. Estimated interest and fees represent interest and fees expected to be incurred under the Senior Credit Agreement based on known rates as of March 31, 2009 (see Note 7 to the financial statements).

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

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at March 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $9.1 million of unrecognized tax benefits have been excluded from the contractual payment obligations table above.

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

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any material off-balance sheet arrangements.

Item 4.	Controls and Procedures

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As of March 31, 2009, we carried out an evaluation, under the supervision of and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act). Based on the evaluation, as of March 31, 2009, our CEO and CFO originally concluded that our disclosure controls and procedures were effective.

In connection with the restatement of our financial statements for the fiscal years ended December 31, 2007 and December 31, 2008 and the quarters ended March 31, 2009 and June 30, 2009, our management, with the participation of our CEO and CFO, has reevaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, management identified material weaknesses in our internal control over financial reporting with respect to our application of SOP 97-2 as it relates to the recognition of royalty revenue related to original equipment manufacturer (“OEM”) contracts for the years ended December 31, 2008 and 2007 and our error in our computation of our income tax benefit for the year ended December 31, 2008, as described below under “Management’s Report on Internal Control over Financial Reporting (Restated).” Solely as a result of these material weaknesses, our CEO and CFO have revised their conclusions regarding the effectiveness of our internal control over financial reporting as of December 31, 2008 and through the date of this filing. Accordingly, management now concludes that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2008 and through the date of this filing.

In light of the material weaknesses referred to above, the Company performed additional analyses and procedures in order to conclude that its consolidated financial statements, for the years ended December 31, 2008 and December 31, 2007 (including restated interim periods therein) and the quarter ended March 31, 2009 are fairly presented, in all material respects, in accordance with GAAP and has undertaken remediation initiatives as discussed below.

Other than as described above, during the quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Management’s Report on Internal Control over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the restatement discussed in the Explanatory Note to this Form 10-Q/A and in Note 2 to our consolidated financial statements, under the direction of our CEO and CFO, management conducted a reevaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 and through the date of this filing. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Under Audit Standard No. 5, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the evaluation and the criteria set forth in the COSO Report, management identified the following material weaknesses as of December 31, 2008 and through the date of this filing:

There were deficiencies in our internal controls over the application of Statement of Position No. 97-2, Software Revenue Recognition, as it applies to the recording of our royalty revenue pursuant to arrangements with our OEM customers. These OEM contracts were acquired in our acquisition of SurfControl in October 2007 and contain multiple elements which require us to provide services over various contractual periods. Specifically, our failure to properly review the acquired OEM contracts caused us to not detect that our method of accounting for the royalty revenue upon being invoiced was not in conformity with generally accepted accounting principles.

There were also deficiencies in our internal controls over the computation of our (benefit) provision for income taxes for the year ended December 31, 2008. Specifically, our failure to properly reconcile the separate pre-tax bases in the individual subsidiary income tax provision calculations to the consolidated pre-tax earnings, together with the incorrect treatment of a valuation allowance in the tax reconciliation, caused us to not detect that a component of previously taxed income had not been eliminated in computing the tax provision.

These material weaknesses resulted in the accounting errors which have caused us to restate our consolidated financial statements as of and for the years ended December 31, 2008 and 2007 (including interim periods therein), and our consolidated financial statements as of and for the quarterly periods ended June 30, 2009 and March 31, 2009.

Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management has revised its conclusion relative to the effectiveness of our internal control over financial reporting as of December 31, 2008 through the date of this filing. Accordingly, management now concludes that our internal control over financial reporting was not effective at a reasonable assurance level as of December 31, 2008 and through the date of this filing.

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

The Audit Committee has directed management to develop and present to the Committee a plan and timetable for the implementation of the remediation measures described above (to the extent not already implemented), and the Committee intends to monitor such implementation. We believe that the actions described above will remediate the material weakness control deficiencies we have identified and strengthen our internal control over financial reporting. As we improve our internal control over financial reporting and implement remediation measures, we may supplement or modify the remediation measures described above.

Part II - Other Information

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

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 27, 2009 as amended by Amendment No. 1 thereto.

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

Our revenue is derived almost entirely from sales through indirect channels and we depend upon these channels to create demand for our products.*

Our revenue has been derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Although we rely upon these indirect channels of distribution, we also depend upon our internal sales force to generate sales leads and sell products through the reseller network. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 27% of our revenue during the quarter ended March 31, 2009. Should Ingram Micro experience financial difficulties or otherwise delay or prevent our collection of accounts receivable from them, our revenue and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenue and cash flow could be significantly adversely affected. Our indirect sales model involves a number of additional risks, including:

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

If our internal controls are not effective, current and potential stockholders could lose confidence in our financial reporting.*

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

Management had previously concluded that we maintained effective internal control over financial reporting as of December 31, 2008. In connection with the restatement discussed under the heading “Restatement of Previously Reported Consolidated Financial Statements” in Note 2 to the consolidated financial statements included in “Part I — Item 1. Notes to Consolidated Financial Statements” of this report, management determined that the material weaknesses described below existed as of December 31, 2008 and through the date of this filing. Accordingly, management has now concluded that our internal control over financial reporting was not effective as of December 31, 2008 and through the date of this filing.

As described in “Part I — Item 4. Controls and Procedures” of this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2008 and through the date of this filing. We and our auditors have also identified material weaknesses in our internal control over financial reporting relating to our revenue recognition under OEM contracts and our computation of our income tax benefit for the year ended December 31, 2008.

We have taken and are taking actions to remediate these material weaknesses, including implementing a new system for review to determine the maximum period of our performance obligations under each OEM contract and strengthening the controls in the reconciliation and review of the computation of our income tax provision. In addition, our audit committee has directed management to develop and present a plan and timetable for the implementation of remediation measures (to the extent not already implemented), and our audit committee intends to monitor such implementation. We believe that these actions will remediate the control deficiencies we have identified and strengthen our control over financial reporting. Although we have begun the process of remediating these material weaknesses, this process will take time, and we will not be able to assert that we have remediated these material weaknesses until the procedures that we put in place have been working for a sufficient period of time for us to determine that they are effective.

Although we believe we are taking appropriate actions to remediate the control deficiencies we have identified and to strengthen our internal control over financial reporting, we cannot assure you that we will not discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in implementation, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be harmed.

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

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented 51% of our total revenue generated during the quarter ended March 31, 2009 compared with 41% of our total revenue during the quarter ended March 31, 2008. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

Because we recognize revenue from subscriptions for our products ratably over the term of the subscription, downturns in sales may not be immediately reflected in our revenue.*

Substantially all of our revenue comes from the sale of subscriptions to our products, including our hosted services. Upon execution of a subscription agreement or receipt of royalty reports from OEM customers, we invoice our customers for the full term of the subscription agreement or for the period covered by the royalty report from OEM customers. We then recognize revenue from customers daily over the terms of their subscription agreements, or performance period under the OEM contract, as applicable, which, in the case of subscriptions, typically have durations of 12, 24 or 36 months. As a result, a majority of the revenue we report in each quarter is derived from deferred revenue from subscription agreements and OEM contracts entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products, before these downturns are reflected by declining revenues.

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

Item 6.	Exhibits

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen Stock Certificate of Websense, Inc.

10.1(4)	CEO Bonus Plan.

10.2(4)	President Bonus Plan.

10.3(4)	SVP Bonus Plan.

10.4(5)	Distribution Agreement by and between Websense, Inc. and Ingram Micro Inc., dated August 3, 2006.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 3, 2000.

(2)	Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on March 12, 2009.

(3)	Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.

(4)	Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on January 27, 2009.

(5)	Filed as an Exhibit to our Quarterly Report on Form 10-Q (No 000-30093) filed on May 7, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: October 28, 2009	By:	/s/ GENE HODGES
Gene Hodges
Chief Executive Officer

Date: October 28, 2009	By:	/s/ ARTHUR S. LOCKE III
Arthur S. Locke III
Chief Financial Officer

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen Stock Certificate of Websense, Inc.

10.1(4)	CEO Bonus Plan.

10.2(4)	President Bonus Plan.

10.3(4)	SVP Bonus Plan.

10.4(5)	Distribution Agreement by and between Websense, Inc. and Ingram Micro Inc., dated August 3, 2006

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 3, 2000.

(2)	Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on March 12, 2009.

(3)	Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.

(4)	Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on January 27, 2009.

(5)	Filed as an Exhibit to our Quarterly Report on Form 10-Q (No 000-30093) filed on May 7, 2009.