Form 10-Q/A
period 2009-06-30
WEBSENSE INC
filed 2009-10-29
CIK 1098277

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

This Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 includes restated unaudited consolidated financial statements as of June 30, 2009 and for the quarter and six-month periods ended June 30, 2009 and 2008. In addition, we are concurrently filing a Form 10-K/A to amend and restate our consolidated financial statements for the annual periods in fiscal years 2007 through 2008 (including restated financial information as of and for the interim periods contained therein), and a Form 10-Q/A to amend and restate our consolidated financial statements for the quarterly periods ended March 31, 2008 and 2009.

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

In connection with the restatement, management has assessed the effectiveness of our disclosure controls and procedures and has included revised disclosure in this Form 10-Q/A under Item 4 of Part I, “Controls and Procedures.” Management identified material weaknesses in the Company’s internal control over financial reporting with respect to our misapplication of U.S. generally accepted accounting principles on revenue recognition of our OEM contracts which were acquired in connection with the acquisition of SurfControl in October 2007 and our error in our computation of our income tax benefit for the year ended December 31, 2008, as described in our Form 10-K/A for the year ended December 31, 2008, under Item 9A of Part II in “Management’s Report on Internal Control over Financial Reporting (Restated).” Solely as a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2008 and through the date of this filing. As of the date of this Form 10-Q/A, we have adopted a revenue recognition methodology that management believes complies with the requirements of U.S. generally accepted accounting principles and we have corrected our computational mistake on our fiscal 2008 income tax benefit. Management has taken and is taking steps, as described in Item 4 of Part I in “Management’s Remediation Initiatives,” to remediate the material weaknesses in our internal control over financial reporting. We believe that, as a result of management’s in-depth review of its accounting processes, the utilization of external resources and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-Q/A and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-Q/A fairly present in all material aspects the financial condition, results of operations and cash flows of the Company in conformity with U.S. generally accepted accounting principles.

The Company has amended and restated in its entirety each item of the Original Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on August 7, 2009 (the “Original Filing Date”) that required a change to reflect this restatement and to include certain additional information. These items include Items 1, 2 and 4 of Part I and Item 1A of Part II. The Company has supplemented Item 6 of Part II to include current certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, included as Exhibits 31 and 32 to this Amendment. No other information included in the original Form 10-Q is amended hereby.

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

As previously disclosed in the Company’s Form 8-K filed on September 15, 2009, the Company’s unaudited quarterly consolidated financial statements and the Company’s audited consolidated financial statements previously included in the Original Form 10-Q, should not be relied upon.

Websense, Inc.

Form 10-Q/A

For the Quarterly Period Ended June 30, 2009

Part I – Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets

(Unaudited and in thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)
	(As Restated)
	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$75,550	$64,096
Cash and cash equivalents – restricted	1,845	2,500
Accounts receivable, net	59,995	82,099
Prepaid income taxes	11,177	10,927
Current portion of deferred income taxes	34,272	34,198
Other current assets	10,409	9,029

Total current assets	193,248	202,849
Cash and cash equivalents – restricted, less current portion	—	215
Property and equipment, net	16,232	14,312
Intangible assets, net	86,810	106,493
Goodwill	372,445	372,624
Deferred income taxes, less current portion	29,314	24,237
Deposits and other assets	3,319	3,933

Total assets	$701,368	$724,663

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,121	$2,719
Accrued compensation and related benefits	18,766	19,129
Other accrued expenses	25,528	27,946
Current portion of income taxes payable	1,583	7,135
Current portion of senior secured term loan	11,217	4,112
Current portion of deferred tax liability	315	1,053
Current portion of deferred revenue	217,410	223,944

Total current liabilities	279,940	286,038
Other long term liabilities	1,512	2,616
Income taxes payable, less current portion	14,097	10,098
Senior secured term loan, less current portion	98,783	120,888
Deferred tax liability, less current portion	8,658	10,523
Deferred revenue, less current portion	118,213	117,840

Total liabilities	521,203	548,003
Stockholders’ equity:
Common stock	527	522
Additional paid-in capital	315,663	300,050
Treasury stock, at cost	(174,935)	(159,842)
Retained earnings	41,361	39,113
Accumulated other comprehensive loss	(2,451)	(3,183)

Total stockholders’ equity	180,165	176,660

Total liabilities and stockholders’ equity	$701,368	$724,663

See accompanying notes.

Websense, Inc.

Consolidated Statements of Operations

(Unaudited) (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(See Note 2)	(See Note 2)	(See Note 2)	(See Note 2)
Revenue	$77,837	$70,262	$155,403	$135,382
Cost of revenues:
Cost of revenues	9,142	8,603	17,718	17,410
Amortization of acquired technology	3,257	3,081	6,513	6,153

Total cost of revenues	12,399	11,684	24,231	23,563

Gross margin	65,438	58,578	131,172	111,819
Operating expenses:
Selling and marketing	41,442	44,442	81,334	87,358
Research and development	12,606	13,247	25,452	26,750
General and administrative	9,999	11,858	21,160	24,726

Total operating expenses	64,047	69,547	127,946	138,834

Income (loss) from operations	1,391	(10,969)	3,226	(27,015)
Interest expense	(1,747)	(2,941)	(3,959)	(7,373)
Other income, net	72	981	429	902

Loss before income taxes	(284)	(12,929)	(304)	(33,486)
Benefit for income taxes	(3,619)	(3,318)	(2,552)	(17,174)

Net income (loss)	$3,335	$(9,611)	$2,248	$(16,312)

Net income (loss) per share:
Basic net income (loss) per share	$0.08	$(0.21)	$0.05	$(0.36)

Diluted net income (loss) per share	$0.07	$(0.21)	$0.05	$(0.36)

Weighted average shares – basic	44,384	45,208	44,603	45,299

Weighted average shares – diluted	44,857	45,208	44,996	45,299

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

	Common stock		Additional paid-in	Treasury	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	stock	earnings	loss	equity
			(As Restated)		(As Restated)		(As Restated)
			(See Note 2)		(See Note 2)		(See Note 2)
Balance at December 31, 2008	45,048	$522	$300,050	$(159,842)	$39,113	$(3,183)	$176,660
Issuance of common stock upon exercise of options	175	2	2,192	—	—	—	2,194
Issuance of common stock for ESPP purchase	184	2	2,785	—	—	—	2,787
Issuance of common stock from restricted stock units, net	33	1	—	(93)	—	—	(92)
Share-based compensation expense (as restated – See Note 2)	—	—	12,257	—	—	—	12,257
Tax shortfall from stock option exercises	—	—	(1,621)	—	—	—	(1,621)
Purchase of treasury stock	(1,097)	—	—	(15,000)	—	—	(15,000)
Other comprehensive income:
Net income (as restated – See Note 2)	—	—	—	—	2,248	—	2,248
Net change in unrealized gain on derivative contracts, net of tax	—	—	—	—	—	732	732

Comprehensive income (as restated – See Note 2)							2,980

Balance at June 30, 2009 (as restated – See Note 2)	44,343	$527	$315,663	$(174,935)	$41,361	$(2,451)	$180,165

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
	(As Restated)	(As Restated)
	(See Note 2)	(See Note 2)
Operating activities:
Net income (loss)	$2,248	$(16,312)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,495	31,490
Share-based compensation	12,257	12,445
Deferred income taxes	(8,227)	(32,626)
Unrealized loss on foreign exchange	114	29
Tax shortfall from stock option exercises	1,621	719
Changes in operating assets and liabilities:
Accounts receivable	20,962	14,817
Other assets	(2,062)	(1,761)
Accounts payable	1,815	(1,660)
Accrued compensation and related benefits	(438)	(8,772)
Other liabilities	(1,441)	(5,278)
Deferred revenue	(6,160)	21,142
Income taxes payable	(3,341)	9,717

Net cash provided by operating activities	42,843	23,950

Investing activities:
Change in restricted cash and cash equivalents	913	(1,240)
Purchase of property and equipment	(6,137)	(4,109)
Purchase of intangible assets	—	(940)
Cash refunded from PortAuthority acquisition	—	147
Cash received from sale of CyberPatrol assets	—	1,400
Purchases of marketable securities	—	(20,160)
Maturities of marketable securities	—	39,963

Net cash (used in) provided by investing activities	(5,224)	15,061

Financing activities:
Principal payments on senior secured term loan	(15,000)	(35,000)
Proceeds from exercise of stock options	2,194	720
Proceeds from issuance of common stock for stock purchase plan	2,787	2,903
Tax shortfall from stock option exercises	(1,621)	(719)
Purchase of treasury stock	(14,648)	(9,998)

Net cash used in financing activities	(26,288)	(42,094)

Effect of exchange rate changes on cash and cash equivalents	123	544
Increase (decrease) in cash and cash equivalents	11,454	(2,539)
Cash and cash equivalents at beginning of period	64,096	66,090

Cash and cash equivalents at end of period	$75,550	$63,551

Supplemental disclosures of cash flow information:
Income taxes paid	$10,848	$5,063
Interest paid	$3,370	$6,006
Increase in other accrued expenses for purchase of treasury stock	$352	$—

See accompanying notes.

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature other than the normal recurring adjustments associated with the restatement adjustments described in Note 2, for the fair presentation of Websense, Inc.’s (“Websense” or the “Company”) financial position and results of operations for the interim periods presented.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2008, included in Websense’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Restatement of Previously Reported Consolidated Financial Statements

The Company has restated its historical consolidated financial statements as of June 30, 2009, and for the three and six month periods ended June 30, 2009 and 2008, included in this report.

The determination to restate these consolidated financial statements and quarterly consolidated financial statements was made by the Company’s Audit Committee upon management’s recommendation following the identification of errors related to the Company’s recording of royalty revenue related to OEM contracts which were acquired in connection with the acquisition of SurfControl in October 2007. The general nature and scope of the related errors and adjustments are summarized as follows:

•

Errors in the Timing of Recognition of OEM Revenue (“OEM Revenue — Timing Adjustments”) — The Company identified errors relating to the timing of royalty revenue recognition from OEM contracts which were acquired in connection with the acquisition of SurfControl in October 2007. Since the SurfControl acquisition, the Company had been recognizing the reported royalty revenue in the same period that it billed the OEM for reported resale transactions of the Company’s products to the OEM’s end users. Because the Company has a continuing obligation to provide service in the form of software updates, technical support and database updates to the Company’s Web filtering products to the OEM during a contractual period of time, the Company has determined that the royalty revenue reported in each respective reporting period should have been recognized ratably over the then remaining contractual period of time for which it has an obligation to the OEM. These errors resulted in an overstatement of revenue of approximately $1.6 million and $2.7 million for the quarters ended June 30, 2009 and 2008, respectively, and approximately $5.0 million and $4.6 million for the six month periods ended June 30, 2009 and 2008, respectively.

•

Other Non-Material Items (“Other Adjustments”) — The Company identified other errors that were not material, individually or in the aggregate, to its financial statements taken as a whole. However, because the Company is restating its financial statements for the effects of the items noted above, the Company revised its previously reported financial statements to correct all identified errors, including those that were not material. These items resulted in a net understatement (overstatement) of pre-tax income of $351,000 and $(323,000) for the quarters ended June 30, 2009 and 2008, respectively, and approximately $84,000 and $(311,000) for the six month periods ended June 30, 2009 and 2008, respectively and supplemental details are as follows:

	Under- (Over-) statement of pre-tax income		Under- (Over-) statement of pre-tax income
Description	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Correction of preacquisition deferred revenue	$—	$—	$—	$75
Correction of foreign currency gain/loss	75	(132)	74	(102)
Share-based compensation adjustment related to modification in Employee Stock Purchase Plan (ESPP)	318	(191)	305	(270)
Correction of revenue for a contract with a grace period	(42)	—	(84)	—
Correction of accrued expenses	—	—	(211)	(14)

Total	$351	$(323)	$84	$(311)

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

Description	(Increase) Decrease to Income Tax Benefit for Three Months Ended June 30, 2009	(Increase) Decrease to Income Tax Benefit for Three Months Ended June 30, 2008	Increase (Decrease) to Income Tax Provision for Six Months Ended June 30, 2009	(Increase) Decrease to Income Tax Benefit for Six Months Ended June 30, 2008
Impact of OEM revenue – timing adjustment	$(633)	$(971)	$(1,952)	$(1,738)
Reverse valuation allowance for OEM revenue adjustment	—	—	—	(453)
Transfer pricing adjustment	577	—	723	—
Impact of California law change on deferred taxes	—	—	372	—
Interperiod reclassification of tax on share based compensation	—	—	—	(558)
Interim tax provision accounting adjustment	(1,392)	(161)	(7,437)	(203)
Interperiod reclassification of tax deduction related to restricted stock unit awards	—	(470)	—	(470)
Interperiod reclassification of tax exempt interest benefit	—	—	—	357

Total	$(1,448)	$(1,602)	$(8,294)	$(3,065)

The following tables present the adjustments due to the restatements of the Company’s previously issued consolidated balance sheet as of June 30, 2009, consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008 and consolidated statements of cash flows for the six month periods ended June 30, 2009 and 2008:

	Consolidated Balance Sheet
	June 30, 2009
	Previously Reported	Adjustments	As Restated
	(Unaudited and in thousands)
Assets
Current assets:
Cash and cash equivalents	$75,764	$(214)	$75,550
Cash and cash equivalents – restricted	1,803	42	1,845
Accounts receivable, net	59,928	67	59,995
Prepaid income taxes	3,973	7,204	11,177
Current portion of deferred income taxes	32,608	1,664	34,272
Other current assets	10,409	—	10,409

Total current assets	184,485	8,763	193,248
Property and equipment, net	16,232	—	16,232
Intangible assets, net	86,810	—	86,810
Goodwill	374,232	(1,787)	372,445
Deferred income taxes, less current portion	24,436	4,878	29,314
Deposits and other assets	3,319	—	3,319

Total assets	$689,514	$11,854	$701,368

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,121	$—	$5,121
Accrued compensation and related benefits	18,662	104	18,766
Other accrued expenses	25,883	(355)	25,528
Current portion of income taxes payable	9,743	(8,160)	1,583
Current portion of senior secured term loan	11,217	—	11,217
Current portion of deferred tax liability	315	—	315
Current portion of deferred revenue	212,466	4,944	217,410

Total current liabilities	283,407	(3,467)	279,940
Other long term liabilities	1,513	(1)	1,512
Income taxes payable, less current portion	12,846	1,251	14,097
Senior secured term loan, less current portion	98,783	—	98,783
Deferred tax liability, less current portion	8,658	—	8,658
Deferred revenue, less current portion	109,097	9,116	118,213

Total liabilities	514,304	6,899	521,203
Stockholders’ equity:
Common stock	527	—	527
Additional paid-in capital	315,576	87	315,663
Treasury stock, at cost	(174,935)	—	(174,935)
Retained earnings	36,763	4,598	41,361
Accumulated other comprehensive loss	(2,721)	270	(2,451)

Total stockholders’ equity	175,210	4,955	180,165

Total liabilities and stockholders’ equity	$689,514	$11,854	$701,368

	Consolidated Statement of Operations
	Three Months Ended June 30, 2009
	Previously Reported	OEM Revenue – Timing Adjustments	Other Adjustments	Income Tax Adjustments	As Restated
		(Unaudited) (In thousands, except per share amounts)
Revenue	$79,464	$(1,585)	$(42)	$—	$77,837
Cost of revenues:
Cost of revenues	9,166	—	(24)	—	9,142
Amortization of acquired technology	3,257	—	—	—	3,257

Total cost of revenues	12,423	—	(24)	—	12,399

Gross margin	67,041	(1,585)	(18)	—	65,438
Operating expenses:
Selling and marketing	41,614	—	(172)	—	41,442
Research and development	12,690	—	(84)	—	12,606
General and administrative	10,037	—	(38)	—	9,999

Total operating expenses	64,341	—	(294)	—	64,047

Income (loss) from operations	2,700	(1,585)	276	—	1,391
Interest expense	(1,747)	—	—	—	(1,747)
Other (expense) income, net	(3)	—	75	—	72

Income (loss) before income taxes	950	(1,585)	351	—	(284)
Benefit for income taxes	(2,171)	—	—	(1,448)	(3,619)

Net income (loss)	$3,121	$(1,585)	$351	$1,448	$3,335

Net income per share:
Basic net income per share	$0.07				$0.08

Diluted net income per share	$0.07				$0.07

Weighted average shares – basic	44,384				44,384

Weighted average shares – diluted	44,857				44,857

	Consolidated Statement of Operations
	Six Months Ended June 30, 2009
	Previously Reported	OEM Revenue – Timing Adjustments	Other Adjustments	Income Tax Adjustments	As Restated
		(Unaudited) (In thousands, except per share amounts)
Revenue	$160,444	$(4,956)	$(85)	$—	$155,403
Cost of revenues:
Cost of revenues	17,742	—	(24)	—	17,718
Amortization of acquired technology	6,513	—	—	—	6,513

Total cost of revenues	24,255	—	(24)	—	24,231

Gross margin	136,189	(4,956)	(61)	—	131,172
Operating expenses:
Selling and marketing	81,446	—	(112)	—	81,334
Research and development	25,533	—	(81)	—	25,452
General and administrative	21,038	—	122	—	21,160

Total operating expenses	128,017	—	(71)	—	127,946

Income (loss) from operations	8,172	(4,956)	10	—	3,226
Interest expense	(3,959)	—	—	—	(3,959)
Other income, net	355	—	74	—	429

Income (loss) before income taxes	4,568	(4,956)	84	—	(304)
Provision (benefit) for income taxes	5,742	—	—	(8,294)	(2,552)

Net (loss) income	$(1,174)	$(4,956)	$84	$8,294	$2,248

Net (loss) income per share:
Basic net (loss) income per share	$(0.03)				$0.05

Diluted net (loss) income per share	$(0.03)				$0.05

Weighted average shares – basic	44,603				44,603

Weighted average shares – diluted	44,603				44,996

	Consolidated Statement of Cash Flows
	Six Months Ended June 30, 2009
	Previously Reported	Adjustments	As Restated
	(Unaudited and in thousands)
Operating activities:
Net (loss) income	$(1,174)	$3,422	$2,248
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,495	—	25,495
Share-based compensation	12,563	(306)	12,257
Deferred income taxes	(5,904)	(2,323)	(8,227)
Unrealized loss (gain) on foreign exchange	189	(75)	114
Tax shortfall from stock option exercises	1,621	—	1,621
Changes in operating assets and liabilities:
Accounts receivable	20,962	—	20,962
Other assets	(2,062)	—	(2,062)
Accounts payable	1,815	—	1,815
Accrued compensation and related benefits	(492)	54	(438)
Other liabilities	(1,599)	158	(1,441)
Deferred revenue	(11,200)	5,040	(6,160)
Income taxes payable	2,629	(5,970)	(3,341)

Net cash provided by operating activities	42,843	—	42,843

Investing activities:
Change in restricted cash and cash equivalents	913	—	913
Purchase of property and equipment	(6,137)	—	(6,137)

Net cash used in investing activities	(5,224)	—	(5,224)

Financing activities:
Principal payments on senior secured term loan	(15,000)	—	(15,000)
Proceeds from exercise of stock options	2,194	—	2,194
Proceeds from issuance of common stock for stock purchase plan	2,787	—	2,787
Tax shortfall from stock option exercises	(1,621)	—	(1,621)
Purchase of treasury stock	(14,648)	—	(14,648)

Net cash used in financing activities	(26,288)	—	(26,288)

Effect of exchange rate changes on cash and cash equivalents	123	—	123
Increase in cash and cash equivalents	11,454	—	11,454
Cash and cash equivalents at beginning of period	64,310	(214)	64,096

Cash and cash equivalents at end of period	$75,764	$(214)	$75,550

Supplemental disclosures of cash flow information:
Income taxes paid	$10,121	$727	$10,848
Interest paid	$3,370	$—	$3,370
Increase in other accrued expenses for purchase of treasury stock	$352	$—	$352

	Consolidated Statement of Operations
	Three Months Ended June 30, 2008
	Previously Reported	OEM Revenue – Timing Adjustments	Other Adjustments	Income Tax Adjustments	As Restated
		(Unaudited) (In thousands, except per share amounts)
Revenue	$72,958	$(2,696)	$—	$—	$70,262
Cost of revenues:
Cost of revenues	8,587	—	16	—	8,603
Amortization of acquired technology	3,081	—	—	—	3,081

Total cost of revenues	11,668	—	16	—	11,684

Gross margin	61,290	(2,696)	(16)	—	58,578
Operating expenses:
Selling and marketing	44,338	—	104	—	44,442
Research and development	13,198	—	49	—	13,247
General and administrative	11,836	—	22	—	11,858

Total operating expenses	69,372	—	175	—	69,547

Loss from operations	(8,082)	(2,696)	(191)	—	(10,969)
Interest expense	(2,941)	—	—	—	(2,941)
Other income (expense), net	1,113	—	(132)	—	981

Loss before income taxes	(9,910)	(2,696)	(323)	—	(12,929)
Benefit for income taxes	(1,716)	—	—	(1,602)	(3,318)

Net (loss) income	$(8,194)	$(2,696)	$(323)	$1,602	$(9,611)

Net loss per share:
Basic and diluted net loss per share	$(0.18)				$(0.21)

Weighted average shares – basic and diluted	45,208				45,208

	Consolidated Statement of Operations
	Six Months Ended June 30, 2008
	Previously Reported	OEM Revenue – Timing Adjustments	Other Adjustments	Income Tax Adjustments	As Restated
		(Unaudited) (In thousands, except per share amounts)
Revenue	$139,942	$(4,635)	$75	$—	$135,382
Cost of revenues:
Cost of revenues	17,454	—	(44)	—	17,410
Amortization of acquired technology	6,153	—	—	—	6,153

Total cost of revenues	23,607	—	(44)	—	23,563

Gross margin	116,335	(4,635)	119	—	111,819
Operating expenses:
Selling and marketing	87,159	—	199	—	87,358
Research and development	26,658	—	92	—	26,750
General and administrative	24,689	—	37	—	24,726

Total operating expenses	138,506	—	328	—	138,834

Loss from operations	(22,171)	(4,635)	(209)	—	(27,015)
Interest expense	(7,373)	—	—	—	(7,373)
Other income (expense), net	1,004	—	(102)	—	902

Loss before income taxes	(28,540)	(4,635)	(311)	—	(33,486)
Benefit for income taxes	(14,109)	—	—	(3,065)	(17,174)

Net (loss) income	$(14,431)	$(4,635)	$(311)	$3,065	$(16,312)

Net loss per share:
Basic and diluted net loss per share	$(0.32)				$(0.36)

Weighted average shares – basic and diluted	45,299				45,299

	Consolidated Statement of Cash Flows
	Six Months Ended June 30, 2008
	Previously Reported	Adjustments	As Restated
	(Unaudited and in thousands)
Operating activities:
Net loss	$(14,431)	$(1,881)	$(16,312)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,490	—	31,490
Share-based compensation	12,175	270	12,445
Deferred income taxes	(30,964)	(1,662)	(32,626)
Unrealized (gain) loss on foreign exchange	(71)	100	29
Tax shortfall from stock option exercises	678	41	719
Changes in operating assets and liabilities:
Accounts receivable	14,817	—	14,817
Other assets	(1,761)	—	(1,761)
Accounts payable	(1,660)	—	(1,660)
Accrued compensation and related benefits	(8,772)	—	(8,772)
Other liabilities	(5,293)	15	(5,278)
Deferred revenue	16,582	4,560	21,142
Income taxes payable	11,119	(1,402)	9,717

Net cash provided by operating activities	23,909	41	23,950

Investing activities:
Change in restricted cash and cash equivalents	—	(1,240)	(1,240)
Purchase of property and equipment	(4,109)	—	(4,109)
Cash paid for purchased technology (intangible assets)	(940)	—	(940)
Cash refunded from PortAuthority acquisition	147	—	147
Cash received from sale of CyberPatrol assets	1,400	—	1,400
Purchases of marketable securities	(20,160)	—	(20,160)
Maturities of marketable securities	39,963	—	39,963

Net cash provided by (used in) investing activities	16,301	(1,240)	15,061

Financing activities:
Principal payments on senior secured term loan	(35,000)	—	(35,000)
Proceeds from exercise of stock options	720	—	720
Proceeds from issuance of common stock for stock purchase plan	2,903	—	2,903
Tax shortfall from stock option exercises	(678)	(41)	(719)
Purchase of treasury stock	(9,998)	—	(9,998)

Net cash used in financing activities	(42,053)	(41)	(42,094)

Effect of exchange rate changes on cash and cash equivalents	534	10	544
Decrease in cash and cash equivalents	(1,309)	(1,230)	(2,539)
Cash and cash equivalents at beginning of period	66,383	(293)	66,090

Cash and cash equivalents at end of period	$65,074	$(1,523)	$63,551

Supplemental disclosures of cash flow information:
Income taxes paid	$3,945	$1,118	$5,063
Interest paid	$6,006	$—	$6,006

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

4. Comprehensive Loss

The components of comprehensive income (loss), as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net income (loss)	$3,335	$(9,611)	$2,248	$(16,312)
Net change in unrealized gain (loss) on derivative contracts, net of tax of $218, $677, $475 and $46, respectively	426	1,016	732	(68)
Translation adjustment	—	(169)	—	(645)

Comprehensive income (loss)	$3,761	$(8,764)	$2,980	$(17,025)

The accumulated derivative loss, net of tax, on the Company’s derivative contracts included in “Accumulated other comprehensive loss” were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Beginning balance	$(1,253)	$(2,082)	$(1,559)	$(998)
Net change during the period	426	1,016	732	(68)

Ending balance	$(827)	$(1,066)	$(827)	$(1,066)

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

10. Stockholders’ Equity

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

The results of operations for the three and six months ended June 30, 2009 and 2008 include share-based compensation expense in the following expense categories of the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Share-based compensation in:
Cost of revenues	$368	$332	$667	$698

Total share-based compensation in cost of revenues	368	332	667	698
Selling and marketing	2,062	2,353	3,981	4,714
Research and development	1,330	1,248	2,428	2,394
General and administrative	2,341	2,263	5,181	4,639

Total share-based compensation in operating expenses	5,733	5,864	11,590	11,747

Total share-based compensation	$6,101	$6,196	$12,257	$12,445

The Company used the following assumptions to estimate the fair value of the stock options granted:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Average expected life (years)	3.3	3.0	3.1	3.0
Average expected volatility factor	46.2%	34.8%	45.3%	34.8%
Average risk-free interest rate	1.4%	2.7%	1.4%	2.6%
Average expected dividend yield	—	—	—	—

Treasury Stock

The Company repurchased shares of its common stock during the first six months of 2009 as follows:

	Shares	Average Price Per Share
Shares repurchased through December 31, 2008	9,249,109	$20.59
Shares repurchased during the six months ended June 30, 2009	1,096,937	13.65

Total shares repurchased through June 30, 2009	10,346,046	19.85

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

11. Tax Matters

For the six months ended June 30, 2009 the Company recognized an income tax benefit of $2.6 million which represented an effective tax rate of approximately 840%. The effective tax rate variance from the statutory rate was primarily related to non-deductible items, including share-based payments and an increase in the valuation allowance related to net operating losses of one of the Company’s subsidiaries in the United Kingdom, which offset the benefit of income taxed at lower rates in foreign jurisdictions and the favorable settlement of foreign withholding taxes accrued from prior years.

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), the Company had approximately $12.5 million of total gross unrecognized tax benefits at June 30, 2009. Included in this balance are $8.6 million of unrecognized tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of provision for income taxes in the consolidated statements of operations. The Company accrued potential penalties and interest of $0.4 million related to these unrecognized tax benefits during the six months ended June 30, 2009, and in total, as of June 30, 2009, the Company has recorded a liability for potential penalties and interest of $1.6 million.

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

13. Recently Issued Accounting Standards (as restated)

In May 2009 the FASB issued and the Company adopted SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009. In accordance with SFAS 165, the Company has evaluated subsequent events through August 6, 2009, the date of the original issuance of the unaudited consolidated financial statements, and through October 28, 2009, the date of the reissuance of the unaudited consolidated financial statements as a result of the restatement. Other than the restatement as described in Note 2, the Company did not have any subsequent events that required adjustment or disclosure in the reissued unaudited consolidated financial statements.

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

Overview

Restatement of Previously Reported Consolidated Financial Information

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments made to the previously reported consolidated financial statements for the year ended December 31, 2008 and consolidated financial statements for the three and six month periods ended June 30, 2009 and 2008. See Note 2 to the consolidated financial statements in “Part I — Item 1. Notes to Consolidated Financial Statements” of this report for additional information.

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

During the three and six months ended June 30, 2009, we derived approximately 51% of our revenue from international sales, compared with approximately 41% for both the three and six months ended June 30, 2008. The United Kingdom comprised approximately 15% and 13% of our total revenue for the three months ended June 30, 2009 and 2008, respectively, and 15% and 13% for the six months ended June 30, 2009 and 2008, respectively. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

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

As described elsewhere in this report, we recognize revenue from subscriptions to our products on a daily straight-line basis over the term of the subscription agreement, commencing on the first day of the subscription term. We generally recognize the operating expenses related to these sales as they are incurred. In accordance with the accounting rules for software revenue recognition, we recognize revenue associated with OEM contracts ratably over the contractual period for which we are obligated to provide post-contract customer support. These operating expenses include sales commissions, which are based on the total amount of the subscription contract, and are fully expensed in the period the subscription term begins. We sell our appliances pre-loaded with our software on a subscription basis and recognize revenue from the appliance and the software as well as the cost of revenue on the appliance on a daily straight line basis over the term of the subscription.

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

Results of Operations

Three months ended June 30, 2009 compared with the three months ended June 30, 2008

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	June 30, 2009	June 30, 2008
	(As Restated)	(As Restated)
	(Unaudited)
Revenue	100%	100%
Cost of revenues:
Cost of revenues	12	12
Amortization of acquired technology	4	4

Total cost of revenues	16	16
Gross margin	84	84
Operating expenses:
Selling and marketing	53	64
Research and development	16	19
General and administrative	13	17

Total operating expenses	82	100

Income (loss) from operations	2	(16)
Interest expense	(2)	(4)
Other income, net	—	1

Income (loss) before income taxes	—	(19)
Benefit for income taxes	(4)	(5)

Net income (loss)	4%	(14)%

Revenue

Revenue increased to $77.8 million in the second quarter of 2009 from $70.3 million in the second quarter of 2008. The increase was primarily a result of additional customer seats in new, renewed and upgraded subscriptions and increased OEM revenue, from the second quarter of 2008 to the second quarter of 2009. The number of product seats under subscription increased from 42.1 million as of June 30, 2008 to 43.6 million as of June 30, 2009, but decreased on a consecutive quarter basis from 44.4 million as of March 31, 2009. Revenue from products sold in the United States accounted for $38.4 million or 49% of second quarter 2009 revenue compared to $41.0 million or 58% in the second quarter of 2008. Revenue from products sold internationally accounted for $39.4 million or 51% of second quarter 2009 revenue compared to $29.3 million or 42% in the second quarter of 2008. We had current deferred revenue of $217.4 million as of June 30, 2009, compared to $206.7 million as of June 30, 2008, and $217.3 million as of March 31, 2009. For the remainder of 2009, we expect our revenue to increase slightly over 2008 revenue levels due to the amount of current deferred revenue that will be recognized as revenue during 2009, subscriptions that are scheduled for renewal that are expected to be renewed and expected new business for which some revenue will be recognized during 2009. We expect our deferred revenue balances in future periods to be negatively affected by the impact of the worldwide recession on our subscription renewals for web filtering and email security products, which have resulted in a shortening of duration of contracts, a slight reduction in the number of seats under subscription and delayed or non-renewal of contracts for these products. Generally our revenue in subsequent periods may be impacted by our deferred revenue balance entering the period, the number of product seats under subscription, the duration of contracts for renewal and new subscriptions, the timing of sales of renewal and new subscriptions, the average annual contract value and per seat price, and currency exchange rates impacting new and renewal subscriptions in international markets.

Cost of Revenues

Cost of revenues. Cost of revenues consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our hosted security services. Cost of revenue also includes our amortized costs of acquiring and configuring our V10000 appliance. Cost of revenues increased to $9.1 million in the second quarter of 2009 from $8.6 million in the second quarter of 2008. The $0.5 million increase was primarily due to increased personnel costs in our technical support and database groups in 2009 from 2008 as our full-time employee headcount in cost of revenue departments increased from an average of 209 employees during the second quarter of 2008 to an average of 254 employees during the second quarter of 2009. We allocate the costs for human resources, employee benefits, payroll taxes, information technology, facilities and fixed asset depreciation to each of our functional areas based on headcount data. As a percentage of revenue, cost of revenues remained the same at 12% during the second quarter of 2009 compared to 2008. For the remainder of 2009, we expect cost of revenue will increase in absolute dollars due to the higher headcount and expected increases in appliance sales as compared to 2008 but as a percentage of revenue will remain approximately the same as compared to 2008.

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

Gross Margin

Gross margin increased to $65.4 million in the second quarter of 2009 from $58.6 million in the second quarter of 2008. As a percentage of revenue, gross margin remained the same at 84% in the second quarter of 2009 compared to the second quarter of 2008. We expect that gross margin as a percentage of revenue will remain in excess of 80% for the remainder of 2009.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships as well as allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates. Selling and marketing expenses decreased to $41.4 million, or 53% of revenue, in the second quarter of 2009, from $44.4 million, or 64% of revenue, in the second quarter of 2008. The $3.0 million decrease was primarily due to a reduction in the amortization of acquired intangibles (customer relationships) of approximately $2.8 million and reduced discretionary costs and allocations of $0.9 million relating to the substantial completion of SurfControl integration activities during 2008 offset by increased personnel costs of $0.7 million. As of June 30, 2009, the acquired customer relationships intangible assets are being amortized over a remaining weighted average period of approximately 5.1 years. Although our headcount in sales and marketing increased from an average of 518 employees during the second quarter of 2008 to 613 employees for the second quarter of 2009, the impact was partially offset by the favorable movement in currency exchange rates in the second quarter of 2009 compared to the second quarter of 2008. We expect overall selling and marketing expenses to be approximately the same in absolute dollars for the remainder of 2009 as compared to 2008 primarily due to a reduction of amortization of acquired intangibles from the SurfControl acquisition due to the accelerated nature of the amortization and the elimination of the non-recurring acquisition related expenses associated with PortAuthority and SurfControl, offset by having additional sales and marketing personnel to support our expanding selling and marketing efforts worldwide. We also expect that selling and marketing expenses as a percentage of revenue will decrease in 2009 compared to 2008 due to the expected increase in revenue. We expect amortization of acquired intangibles of $13.2 million for the remainder of 2009 as a result of the amortization of acquired intangibles from the SurfControl and PortAuthority acquisitions.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses decreased to $12.6 million, or 16% of revenue, in the second quarter of 2009 from $13.2 million, or 19% of revenue, in the second quarter of 2008. The decrease of $0.6 million in research and development expenses was primarily due to a reduction in contractor services relating to our DLP product of $0.4 million and a reduction in allocated costs of $0.5 million relating to the substantial completion of SurfControl integration activities during 2008 offset by increased personnel costs of $0.3 million. Although our headcount increased in research and development from an average of 342 employees for the second quarter of 2008 to 398 employees for the second quarter of 2009, the impact was partially offset by the favorable movement in currency exchange rates in the second quarter of 2009 compared to the second quarter of 2008. For the remainder of 2009, we expect research and development expenses to increase in absolute dollars as compared to 2008 due to having an expanded base of product offerings and the hiring of personnel to support our continued enhancements and new products. We are managing the increase in our absolute research and development expenses by operating research and development facilities in multiple international locations, including a facility in Beijing, China, that have lower costs than our operations in the United States. During the first quarter of 2009, we relocated our research and development facility in Sydney, Australia to our Beijing, China facility. We also have research and development facilities in Ra’anana, Israel, Los Gatos and San Diego, California and Reading, England. While we expect research and development expenses to increase in absolute dollars for the remainder of 2009, we expect that research and development expenses as a percentage of revenue will decrease in 2009 compared to 2008 due to the expected increase in revenue.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and administrative personnel, third party professional service fees and allocated costs. General and administrative expenses decreased to $10.0 million, or 13% of revenue, in the second quarter of 2009 from $11.9 million, or 17% of revenue, in the second quarter of 2008. The $1.9 million decrease in general and administrative expenses was primarily due to a reduction in personnel costs of $0.7 million and professional service fees of $1.0 million primarily related to a reduction in SurfControl integration activities in 2009 compared to 2008. Although our headcount increased in general and administrative departments from an average of 107 employees during the second quarter of 2008 to 128 employees for the second quarter of 2009, our personnel costs declined because the headcount mix in 2009 included more lower compensated employees. For the remainder of 2009, we expect general and administrative expenses to be approximately the same in absolute dollars as compared to 2008 but decline as a percentage of revenue as compared to 2008 due to the expected increase in revenue.

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

Other Income, Net

Other income, net decreased to $72,000 in the second quarter of 2009 from $1.0 million in the second quarter of 2008. The decrease was due primarily to increased foreign exchange related losses of $0.4 million in the second quarter of 2009 compared to the second quarter of 2008 due to the movements in foreign exchange rates during the second quarter of 2009 and reduced interest income of $0.4 million as a result of lower interest rates realized on our balances of cash and cash equivalents. Due to a lower interest rate environment, we expect our net other income for the remainder of 2009 will be less than 2008 levels.

Provision for Income Taxes

For the three months ended June 30, 2009 we recognized an income tax benefit of $3.6 million compared to an income tax benefit of $3.3 million for the three months ended June 30, 2008. The effective tax rates reflect a tax benefit of approximately 1,270% for the three months ended June 30, 2009 and a tax benefit of 25.7% for the three months ended June 30, 2008. For the second quarter of 2009, the effective tax rate variance from the statutory rate was primarily related to the favorable settlement of $1.2 million of foreign withholding taxes accrued from prior years and the benefit of income taxed at lower rates in foreign jurisdictions which offset the adverse impact of non-deductible items, including share-based payments and a forecasted increase in the valuation allowance related to net operating losses of one of our subsidiaries in the United Kingdom. For the second quarter of 2008, the effective tax rate variance from the statutory rate was primarily attributed to significant book losses in foreign jurisdictions with lower statutory rates, an increase in foreign withholding taxes and the impact that non-deductible items, primarily share-based compensation, had on the amount of tax benefit recorded on our loss before income taxes.

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

Six months ended June 30, 2009 compared with the six months ended June 30, 2008

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Six Months Ended
	June 30, 2009	June 30, 2008
	(As Restated)	(As Restated)
	(Unaudited)
Revenue	100%	100%
Cost of revenues:
Cost of revenues	12	13
Amortization of acquired technology	4	4

Total cost of revenues	16	17
Gross margin	84	83
Operating expenses:
Selling and marketing	52	65
Research and development	16	20
General and administrative	14	18

Total operating expenses	82	103

Income (loss) from operations	2	(20)
Interest expense	(2)	(5)
Other income, net	—	1

Income (loss) before income taxes	—	(24)
Provision (benefit) for income taxes	(1)	(12)

Net loss	1%	(12)%

Revenue

Revenue increased to $155.4 million in the first six months of 2009 from $135.4 million in the first six months of 2008. The increase was a result primarily of additional customer seats in new, renewed and upgraded subscriptions and increased OEM revenue. The number of product seats under subscription increased from 42.1 million as of June 30, 2008 to 43.6 million as of June 30, 2009, but decreased on a consecutive quarter basis from 44.4 million as of March 31, 2009. Revenue from products sold in the United States accounted for $76.3 million or 49% of the first six months of 2009 revenue compared to $79.6 million or 59% of the first six months of 2008. Revenue from products sold internationally accounted for $79.1 million or 51% of the first six months of 2009 revenue compared to $55.8 million or 41% in the first six months of 2008.

Cost of Revenues

Cost of revenues. Cost of revenues increased to $17.7 million in the first six months of 2009 from $17.4 million in the first six months of 2008. The $0.3 million increase primarily related to increased personnel costs in our technical support and database groups and increased hosted services and allocated costs offset by reduced temporary contractor costs due to the substantial completion of SurfControl integration activities during 2008. Our headcount in cost of revenue departments increased from an average of 217 employees during the first six months of 2008 to an average of 248 employees during the first six months of 2009.

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

Gross Margin

Gross margin increased to $131.2 million in the first six months of 2009 from $111.8 million in the first six months of 2008. As a percentage of revenue, gross margin increased to 84% in the first six months of 2009 from 83% in the first six months of 2008 due to the increased revenue described in the above Revenue section.

Operating Expenses

Selling and marketing. Selling and marketing expenses decreased to $81.3 million, or 52% of revenue, in the first six months of 2009, from $87.4 million, or 65% of revenue, in the first six months of 2008. The $6.1 million decrease was primarily due to a reduction in the amortization of acquired intangibles (customer relationships) of approximately $5.5 million and reduced discretionary costs and allocations of $2.7 million relating to the substantial completion of SurfControl integration activities during 2008 offset by increased personnel costs of $2.2 million. Although our headcount in sales and marketing increased from an average of 527 employees during the first six months of 2008 to an average of 592 employees during the first six months of 2009, the impact was partially offset by the favorable movement in currency exchange rates in the first half of 2009 compared to the first half of 2008.

Research and development. Research and development expenses decreased to $25.5 million, or 16% of revenue, in the first six months of 2009 from $26.8 million, or 20% of revenue, in the first six months of 2008. The decrease of $1.3 million in research and development expenses was primarily due to a reduction in contractor services relating to our DLP product of $0.9 million and a reduction in allocated and other costs of $1.0 million relating to the substantial completion of SurfControl integration activities during 2008 offset by increased personnel costs of $0.6 million. Although our headcount increased in research and development from an average of 343 employees during the first six months of 2008 to an average of 394 employees during the first six months of 2009, the impact was partially offset by the favorable movement in currency exchange rates in the first half of 2009 compared to the first half of 2008.

General and administrative. General and administrative expenses decreased to $21.2 million, or 14% of revenue, in the first six months of 2009 from $24.7 million, or 18% of revenue, in the first six months of 2008. The $3.5 million decrease in general and administrative expenses was primarily due to reductions in personnel costs of $1.1 million, professional service fees of $0.9 million and allocations and other costs of $1.5 million relating to the substantial completion of SurfControl integration activities during 2008. Although our headcount increased in general and administrative departments from an average of 109 employees during the first six months of 2008 to an average of 124 employees during the first six months of 2009, our personnel costs declined because the headcount mix in 2009 included more lower compensated employees.

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

Other Income, Net

Other income, net decreased to $0.4 million in the first six months of 2009 from $0.9 million in the first six months of 2008. The decrease was due primarily to reduced interest income of approximately $0.9 million in the first six months of 2009 compared to the first six months of 2008 as a result of lower interest rates realized on our balances of cash and cash equivalents, partially offset by increased net foreign exchange related gains of $0.4 million in the first six months of 2009 compared to the first six months of 2008 due to the movements in foreign exchange rates during the first six months of 2009.

Provision for Income Taxes

We recognized an income tax benefit of $2.6 million and $17.2 million for the six months ended June 30, 2009 and 2008, respectively. Our effective tax rates were a tax benefit of approximately 840% and 51.3% for the six months ended June 30, 2009 and June 30, 2008, respectively. For the first six months of 2009, the effective tax rate variance from the statutory rate was primarily related to non-deductible items, including share-based payments and a forecasted increase in the valuation allowance related to net operating losses of one of our subsidiaries in the United Kingdom, which offset the benefit of income taxed at lower rates in foreign jurisdictions and the favorable settlement of $1.2 million of foreign withholding taxes accrued from prior years. For the first six months of 2008, the effective tax rate variance from the statutory rate was primarily related to the favorable impact of a ruling regarding unrecognized state income taxes of $2.7 million, the release of a valuation allowance of $4.8 million, the unfavorable impact of less tax exempt interest income and a higher effective state income tax rate.

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

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents (including restricted cash and cash equivalents) of $77.4 million, net accounts receivable balance of $60.0 million and retained earnings of $41.4 million. During the first three months of 2009, we used our cash and cash equivalents primarily to pay down $15 million on our senior secured term loan as optional prepayments. We made no voluntary prepayments on our senior secured term loan during the second quarter of 2009. During the first six months of 2009, we also used our cash and cash equivalents for stock repurchases of approximately $14.6 million. Of the $15.0 million stock repurchases recorded during the first six months of 2009, $14.6 million was paid during the first six months and the remaining $0.4 million was paid in July 2009.

Net cash provided by operating activities was $42.8 million in the first six months of 2009 compared with $24.0 million in the first six months of 2008. The increase in cash provided by operating activities was primarily a result of our increasing cash collections by approximately $1.8 million in the first six months of 2009, decreasing cash expenses by approximately $7.1 million primarily due to the elimination of many of the SurfControl integration activities, as well as a decrease of settlement of liabilities of approximately $15.7 million in the first six months of 2009 compared to the first six months of 2008 which included many non-recurring SurfControl related obligations and a litigation settlement offset by increased cash tax payments of approximately $6.2 million. Our operating cash flow is significantly influenced by new and renewal subscriptions, accounts receivable collections and cash expenses. A decrease in sales of new and/or renewal subscriptions or accounts receivable collections, or an increase in our cash expenses, would negatively impact our operating cash flow.

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

Obligations under our Senior Credit Agreement represent the future minimum principal debt payments due under the senior secured term loan. Estimated interest and fees represent interest and fees expected to be incurred under the Senior Credit Agreement based on known rates as of June 30, 2009 (see Note 7 to the financial statements).

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As of June 30, 2009, we carried out an evaluation, under the supervision of and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act). Based on the evaluation, as of June 30, 2009, our CEO and CFO originally concluded that our disclosure controls and procedures were effective.

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

In light of the material weaknesses referred to above, the Company performed additional analyses and procedures in order to conclude that its consolidated financial statements, for the years ended December 31, 2008 and December 31, 2007 (including restated interim periods therein) and the quarters ended March 31, 2009 and June 30, 2009 are fairly presented, in all material respects, in accordance with GAAP and has undertaken remediation initiatives as discussed below.

Other than as described above, during the quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were deficiencies in our internal control over the application of Statement of Position No. 97-2, Software Revenue Recognition, as it applies to the recording of our royalty revenue pursuant to arrangements with our original equipment manufacturer (“OEM”) customers. These OEM contracts were acquired in our acquisition of SurfControl in October 2007 and contain multiple elements which require us to provide services over various contractual periods. Specifically, our failure to properly review the acquired OEM contracts caused us to not detect that our method of accounting for the royalty revenue upon being invoiced was not in conformity with generally accepted accounting principles.

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

These material weakness resulted in the accounting errors which have caused us to restate our consolidated financial statements as of and for the years ended December 31, 2008 and 2007 (including interim periods therein), and our consolidated financial statements as of and for the quarterly periods ended June 30, 2009 and March 31, 2009.

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

Management’s Remediation Initiatives

We have taken and are taking the following actions to remediate the material weaknesses described above. We performed a detailed review of all OEM contracts, our billing and revenue systems, and processes for recording revenue. We are in the process of implementing stronger internal controls surrounding our review of contracts with our customers, including implementing a new system for review to determine the maximum period of our performance obligations under each OEM contract, which are designed to detect any material errors and misapplication of revenue recognition principles. We are also in the process of reviewing our tax provisioning process to strengthen controls in terms of separation of the provisioning and review processes together with revising and improving the tools used for tax to financial statement reconciliations prior to and during the review process.

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

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the Securities and Exchange Commission on May 7, 2009 as amended by Amendment No. 1 thereto.

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

Our revenue is derived almost entirely from sales through indirect channels and we depend upon these channels to create demand for our products.*

Our revenue has been derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Although we rely upon these indirect channels of distribution, we also depend upon our internal sales force to generate sales leads and sell products through the reseller network. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 30% of our revenue during the quarter ended June 30, 2009. Should Ingram Micro experience financial difficulties, difficulties in collecting their accounts receivable or otherwise delay or prevent our collection of accounts receivable from them, our revenue and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenue and cash flow could be significantly adversely affected. Our indirect sales model involves a number of additional risks, including:

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

As described in “Part I — Item 4. Controls and Procedures” of this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2008 and through the date of this filing. We and our auditors have also identified material weaknesses in over internal control over financial reporting relating to our revenue recognition under OEM contracts and our computation of our income tax benefit for the year ended December 31, 2008.

We have taken and are taking actions to remediate this material weaknesses, including implementing a new system for review to determine the maximum period of our performance obligations under each OEM contract and strengthening the controls in the reconciliation and review of the computation of our income tax provision. In addition, our audit committee has directed management to develop and present a plan and timetable for the implementation of remediation measures (to the extent not already implemented), and our audit committee intends to monitor such implementation. We believe that these actions will remediate the control deficiencies we have identified and strengthen our control over financial reporting. Although we have begun the process of remediating these material weaknesses, this process will take time, and we will not be able to assert that we have remediated these material weaknesses until the procedures that we put in place have been working for a sufficient period of time for us to determine that they are effective.

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

Sales to customers outside the United States have accounted for a significant portion of our revenue, which exposes us to risks inherent in international sales.*

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented 51% of our total revenue generated during the quarter ended June 30, 2009 compared with 42% of our total revenue during the quarter ended June 30, 2008. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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