Form 10-Q
period 2009-09-30
WEBSENSE INC
filed 2009-11-09
CIK 1098277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of October 30, 2009 was 43,746,028.

Websense, Inc.

Form 10-Q

For the Period Ended September 30, 2009

Part I – Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets

(in thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,256	$64,096
Cash and cash equivalents – restricted	1,863	2,500
Accounts receivable, net	56,804	82,099
Income taxes receivable / prepaid income taxes	11,276	10,927
Current portion of deferred income taxes	33,571	34,198
Other current assets	11,037	9,029

Total current assets	190,807	202,849
Cash and cash equivalents – restricted, less current portion	168	215
Property and equipment, net	15,631	14,312
Intangible assets, net	76,996	106,493
Goodwill	372,445	372,624
Deferred income taxes, less current portion	29,211	24,237
Deposits and other assets	2,946	3,933

Total assets	$688,204	$724,663

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,666	$2,719
Accrued compensation and related benefits	19,175	19,129
Other accrued expenses	25,360	27,946
Current portion of income taxes payable	3,605	7,135
Current portion of senior secured term loan	13,062	4,112
Current portion of deferred tax liability	119	1,053
Current portion of deferred revenue	218,566	223,944

Total current liabilities	282,553	286,038
Other long term liabilities	10	2,616
Income taxes payable, less current portion	12,920	10,098
Senior secured term loan, less current portion	85,938	120,888
Deferred tax liability, less current portion	7,083	10,523
Deferred revenue, less current portion	122,910	117,840

Total liabilities	511,414	548,003
Stockholders’ equity:
Common stock	527	522
Additional paid-in capital	321,672	300,050
Treasury stock, at cost	(182,667)	(159,842)
Retained earnings	39,436	39,113
Accumulated other comprehensive loss	(2,178)	(3,183)

Total stockholders’ equity	176,790	176,660

Total liabilities and stockholders’ equity	$688,204	$724,663

See accompanying notes.

Websense, Inc.

Consolidated Statements of Operations

(Unaudited) (in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues	$78,601	$74,884	$234,004	$210,266
Cost of revenues:
Cost of revenues	9,946	9,187	27,663	26,597
Amortization of acquired technology	3,223	3,108	9,737	9,261

Total cost of revenues	13,169	12,295	37,400	35,858

Gross margin	65,432	62,589	196,604	174,408
Operating expenses:
Selling and marketing	40,739	42,993	122,073	130,352
Research and development	13,696	13,158	39,147	39,908
General and administrative	9,734	10,763	30,894	35,488

Total operating expenses	64,169	66,914	192,114	205,748

Income (loss) from operations	1,263	(4,325)	4,490	(31,340)
Interest expense	(1,700)	(2,985)	(5,659)	(10,357)
Other income (expense), net	184	(128)	612	773

Loss before income taxes	(253)	(7,438)	(557)	(40,924)
Provision (benefit) for income taxes	1,672	(2,625)	(880)	(19,799)

Net (loss) income	$(1,925)	$(4,813)	$323	$(21,125)

Net (loss) income per share:
Basic net (loss) income per share	$(0.04)	$(0.11)	$0.01	$(0.47)

Diluted net (loss) income per share	$(0.04)	$(0.11)	$0.01	$(0.47)

Weighted average shares – basic	44,131	45,097	44,444	45,233

Weighted average shares – diluted	44,131	45,097	44,812	45,233

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

	Common stock		Additional	Treasury	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	paid-in capital	stock	earnings	loss	equity
Balance at December 31, 2008	45,048	$522	$300,050	$(159,842)	$39,113	$(3,183)	$176,660
Issuance of common stock upon exercise of options	189	2	2,235	—	—	—	2,237
Issuance of common stock for ESPP purchase	184	2	2,785	—	—	—	2,787
Issuance of common stock for restricted stock units, net	64	1	—	(323)	—	—	(322)
Share-based compensation expense	—	—	18,412	—	—	—	18,412
Tax shortfall from stock option exercises	—	—	(1,810)	—	—	—	(1,810)
Purchase of treasury stock	(1,570)	—	—	(22,502)	—	—	(22,502)
Other comprehensive income:
Net income	—	—	—	—	323	—	323
Net change in unrealized gain on derivative contracts, net of tax	—	—	—	—	—	1,005	1,005

Comprehensive income							1,328

Balance at September 30, 2009	43,915	$527	$321,672	$(182,667)	$39,436	$(2,178)	$176,790

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008
		(As Restated) (See Note 2)
Operating activities:
Net income (loss)	$323	$(21,125)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,457	47,156
Share-based compensation	18,412	18,355
Deferred income taxes	(9,378)	(36,403)
Unrealized loss (gain) on foreign exchange	141	(76)
Tax shortfall from stock option exercises	1,810	609
Changes in operating assets and liabilities:
Accounts receivable	23,388	11,784
Other assets	(2,652)	1,307
Accounts payable	139	(1,874)
Accrued compensation and related benefits	(256)	(8,450)
Other liabilities	(2,236)	(3,268)
Deferred revenue	(308)	27,719
Income taxes payable	(2,465)	5,995

Net cash provided by operating activities	65,375	41,729

Investing activities:
Change in restricted cash and cash equivalents	747	(1,240)
Purchase of property and equipment	(9,013)	(6,289)
Purchase of intangible assets	—	(1,815)
Cash refunded from PortAuthority acquisition	—	147
Cash received from sale of CyberPatrol assets	—	1,400
Purchases of marketable securities	—	(20,160)
Maturities of marketable securities	—	39,963

Net cash (used in) provided by investing activities	(8,266)	12,006

Financing activities:
Principal payments on senior secured term loan	(26,000)	(50,000)
Proceeds from exercise of stock options	2,237	3,790
Proceeds from issuance of common stock for stock purchase plan	2,787	2,903
Tax shortfall from stock option exercises	(1,810)	(609)
Purchase of treasury stock	(22,455)	(14,998)

Net cash used in financing activities	(45,241)	(58,914)

Effect of exchange rate changes on cash and cash equivalents	292	(525)
Increase (decrease) in cash and cash equivalents	12,160	(5,704)
Cash and cash equivalents at beginning of period	64,096	66,090

Cash and cash equivalents at end of period	$76,256	$60,386

Supplemental disclosures of cash flow information:
Income taxes paid	$12,158	$8,522
Interest paid	$4,748	$8,479
Increase in other accrued expenses for purchase of treasury stock	$47	$—

See accompanying notes.

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the financial position and results of operations of Websense, Inc. (“Websense” or the “Company”) for the interim periods presented.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2008, included in Websense’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The Company has evaluated subsequent events through November 5, 2009, the date of issuance of the unaudited consolidated financial statements. During this period the Company did not have any material subsequent events, other than those disclosed in Note 13 to these consolidated financial statements.

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2. Restatement of Previously Reported Consolidated Financial Statements

The following table presents the adjustments due to the restatements of the Company’s previously issued consolidated statement of cash flows for the nine month period ended September 30, 2008 in connection with the restatement of the Company’s historical consolidated financial statements for the years ended December 31, 2008 and 2007 (including restated financial information as of and for the interim periods contained therein) as more fully described in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008 filed with the Securities and Exchange Commission on October 29, 2009:

	Consolidated Statement of Cash Flows Nine Months Ended September 30, 2008
	Previously Reported	Adjustments	As Restated
	(Unaudited and in thousands)
Operating activities:
Net loss	$(17,927)	$(3,198)	$(21,125)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,156	—	47,156
Share-based compensation	18,009	346	18,355
Deferred income taxes	(34,108)	(2,295)	(36,403)
Unrealized (gain) loss on foreign exchange	(211)	135	(76)
Tax shortfall from stock option exercises	569	40	609
Changes in operating assets and liabilities:
Accounts receivable	11,784	—	11,784
Other assets	2,907	(1,600)	1,307
Accounts payable	(1,874)	—	(1,874)
Accrued compensation and related benefits	(8,450)	—	(8,450)
Other liabilities	(3,283)	15	(3,268)
Deferred revenue	21,380	6,339	27,719
Income taxes payable	7,337	(1,342)	5,995

Net cash provided by (used in) operating activities	43,289	(1,560)	41,729

Investing activities:
Change in restricted cash and cash equivalents	—	(1,240)	(1,240)
Purchases of property and equipment	(6,289)	—	(6,289)
Cash paid for purchased technology (intangible assets)	(1,815)	—	(1,815)
Cash refunded from acquisition of PortAuthority	147	—	147
Cash received from sale of CyberPatrol assets	1,400	—	1,400
Purchases of marketable securities	(20,160)	—	(20,160)
Maturities of marketable securities	39,963	—	39,963

Net cash provided by (used in) investing activities	13,246	(1,240)	12,006

Financing activities:
Principal payments on senior secured term loan	(50,000)	—	(50,000)
Proceeds from exercise of stock options	3,790	—	3,790
Proceeds from issuance of common stock for stock purchase plan	2,903	—	2,903
Tax shortfall from stock option exercises	(569)	(40)	(609)
Purchase of treasury stock	(14,998)	—	(14,998)

Net cash used in financing activities	(58,874)	(40)	(58,914)

Effect of exchange rate changes on cash and cash equivalents	(680)	155	(525)
Decrease in cash and cash equivalents	(3,019)	(2,685)	(5,704)
Cash and cash equivalents at beginning of period	66,383	(293)	66,090

Cash and cash equivalents at end of period	$63,364	$(2,978)	$60,386

Supplemental cash flow information:
Income taxes paid	$6,821	$1,701	$8,522
Interest paid	$8,479	$—	$8,479

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3. Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive stock options and restricted stock units. Dilutive stock options and dilutive restricted stock units are calculated based on the average share price for each fiscal period using the treasury stock method. If, however, the Company reports a net loss, the diluted EPS is computed in the same manner as the basic EPS.

As the Company reported a net loss for the three months ended September 30, 2009 and the three and nine months ended September 30, 2008, basic and diluted EPS were the same for those respective periods. Potentially dilutive securities totaling approximately 9,090,000 and 8,389,000 shares for the three months ended September 30, 2009 and 2008, respectively, were excluded from the diluted EPS calculation because of their anti-dilutive effect. Potentially dilutive securities totaling 9,402,000 and 8,492,000 shares for the nine months ended September 30, 2009 and 2008, respectively, were excluded from the diluted EPS calculation because of their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net (Loss) Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
September 30, 2009:
Basic EPS	$(1,925)	44,131	$(0.04)
Effect of dilutive securities	—	—	—

Diluted EPS	$(1,925)	44,131	$(0.04)

September 30, 2008:
Basic EPS	$(4,813)	45,097	$(0.11)
Effect of dilutive securities	—	—	—

Diluted EPS	$(4,813)	45,097	$(0.11)

For the Nine Months Ended:
September 30, 2009:
Basic EPS	$323	44,444	$0.01
Effect of dilutive securities	—	368	—

Diluted EPS	$323	44,812	$0.01

September 30, 2008:
Basic EPS	$(21,125)	45,233	$(0.47)
Effect of dilutive securities	—	—	—

Diluted EPS	$(21,125)	45,233	$(0.47)

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

4. Comprehensive (Loss) Income

The components of comprehensive (loss) income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net (loss) income	$(1,925)	$(4,813)	$323	$(21,125)
Net change in unrealized gain on derivative contracts, net of tax of $183, $157, $658 and $111, respectively	273	241	1,005	173
Translation adjustment	—	(425)	—	(1,070)

Comprehensive (loss) income	$(1,652)	$(4,997)	$1,328	$(22,022)

The accumulated derivative (loss) gain, net of tax, on the Company’s derivative contracts included in “Accumulated other comprehensive loss” were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Beginning balance	$(827)	$(1,066)	$(1,559)	$(998)
Net change during the period	273	241	1,005	173

Ending balance	$(554)	$(825)	$(554)	$(825)

5. Acquisitions

In October 2007, the Company completed the acquisition of SurfControl plc (“SurfControl”), a U.K. based provider of Web and email security solutions, for approximately $460.9 million. The purchase price was allocated as follows: $157.8 million to amortizable intangible assets, $0.4 million to net tangible liabilities assumed and the remaining $303.5 million to goodwill. In connection with the acquisition, the Company’s management approved plans to exit certain SurfControl facilities. During the quarter ended June 30, 2009, the Company made a lease termination payment to exit the last remaining vacated SurfControl facility. As a result, the Company has no remaining accrued facility exit costs as of September 30, 2009 as shown below (in thousands):

	Balance at December 31, 2008	Cash Payments	Charged to Expense	Adjustments	Balance at September 30, 2009
Facility exit costs	$2,243	$(2,097)	$32	$(178)	$—

In accordance with the accounting rules for the recognition of liabilities in connection with a purchase business combination, an adjustment of $178,000 to eliminate the unused accrued facility exit costs was recorded as a reduction to goodwill.

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

6. Intangible Assets

Intangible assets subject to amortization consisted of the following as of September 30, 2009 (in thousands):

	Remaining Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	1.7	$45,278	$(27,542)	$17,736
Customer relationships	4.8	129,200	(70,169)	59,031
Trade name	2.3	510	(281)	229

Total		$174,988	$(97,992)	$76,996

As of September 30, 2009, remaining amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2009	$9,747
2010	26,446
2011	15,511
2012	8,290
2013	5,538
Thereafter	11,464

Total	$76,996

7. Senior Secured Credit Facility

In connection with the acquisition of SurfControl in October 2007, the Company entered into an amended and restated senior secured credit agreement (the “Senior Credit Agreement”). The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. At September 30, 2009, the outstanding balance under the senior secured term loan was $99 million as a result of the Company making a mandatory payment of $0.5 million in September 2009 and optional prepayments totaling $25.5 million in the first nine months of 2009. The Company made voluntary prepayments of $10.5 million on the senior secured term loan during the third quarter of 2009. The senior secured credit facility is secured by substantially all of the assets of the Company, including pledges of stock of some of its subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by the Company’s domestic subsidiaries. The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon the Company’s total leverage ratio, as defined in the Senior Credit Agreement. Based on the total leverage ratio as of June 30, 2009, the interest rate on the senior secured term loan was LIBOR plus 225 basis points per annum and the fee for the unused portion of the revolving credit facility was 25 basis points per annum. The weighted average interest rate on the senior secured term loan at September 30, 2009 was 4.3%. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Among the negative covenants are restrictions on the Company’s ability to borrow money, including restrictions on (a) the incurrence of more than $15 million of new debt, including capital leases (subject to certain exceptions), (b) the incurrence of more than $7.5 million in letters of credit, (c) the incurrence of more than $50 to $75 million of new debt, depending on the Company’s leverage ratio, to finance future acquisitions or (d) the assumption of more than $15 million of new debt in connection with acquisitions. In connection with the restatements of its financial statements as described in Note 2, the Company does not believe that these restatements of its financial statements resulted in any material non-compliance with the covenants or representations and warranties in its Senior Credit Agreement.

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

As of September 30, 2009, future remaining minimum principal payments under the senior secured term loan will be as follows (in thousands):

Years Ending December 31,
2009	$2,750
2010	13,750
2011	16,500
2012	66,000

Total	$99,000

8. Derivative Financial Instruments

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

The Senior Credit Agreement provides that the Company must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years from the initial funding date of October 11, 2007. On the initial funding date, the Company entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The notional amount of the swap agreement was $54.0 million during the quarter ended September 30, 2009 and it amortizes each quarter down to $11 million on June 30, 2010. In addition, on October 11, 2007 the Company entered into an interest rate cap agreement to limit the maximum interest rate on a portion of its senior secured term loan to 6.5% per annum. The amount of principal protected by this agreement was $43.1 million during the quarter ended September 30, 2009 and increases up to $74.3 million on June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

During the nine months ended September 30, 2009 and 2008, the Company utilized Euro, British Pound and Australian Dollar foreign currency forward contracts to hedge anticipated foreign currency denominated net monetary assets. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. The net (losses) gains related to the contracts designated as fair value hedges are included in other income (expense), net, in the accompanying consolidated statements of operations and amounted to approximately $(395,000) and $260,000 for the three months ended September 30, 2009 and 2008, respectively, and $(809,000) and $(238,000) for the nine months ended September 30, 2009 and 2008, respectively. All of the fair value hedging contracts in place as of September 30, 2009 will be settled before March 2010.

During the nine months ended September 30, 2009, the Company utilized Israeli Shekel zero-cost collar and forward contracts to hedge anticipated operating expenses. All such contracts entered into were designated as cash flow hedges and were considered effective in accordance with the accounting rules for derivative instruments and hedging activities. None of the contracts were terminated prior to settlement. Net realized gains (losses) of approximately $61,000 and $(9,000) related to these contracts designated as cash flow hedges during the three months ended September 30, 2009 and 2008, respectively, and approximately $54,000 and $(9,000) for the nine months ended September 30, 2009 and 2008, respectively, are included in the respective operating categories for which the Company hedges its Israeli Shekel expenditures. All of the Israeli Shekel hedging contracts in place as of September 30, 2009 will be settled before January 2010.

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Notional and fair values of the Company’s foreign currency hedging positions at September 30, 2009 and 2008 are presented in the table below (in thousands):

	September 30, 2009				September 30, 2008
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Fair Value Gain (Loss) USD	Notional Value Local Currency	Notional Value USD	Fair Value USD	Fair Value Gain (Loss) USD
Fair Value Hedges
Euro	4,500	$6,513	$6,588	$(75)	2,500	$3,735	$3,522	$213
British Pound	2,000	3,216	3,196	20	—	—	—	—
Australian Dollar	2,000	1,703	1,754	(51)	—	—	—	—

Total		$11,432	$11,538	$(106)		$3,735	$3,522	$213

Cash Flow Hedges
Israeli Shekel	3,750	$897	$996	$99	2,150	$617	$623	$6

The effects of derivative instruments on the Company’s financial statements were as follows as of September 30, 2009 and for the three and nine months then ended (in thousands):

	Fair Value of Derivative Instruments
	September 30, 2009
	Balance Sheet Location	Fair Value
Interest rate cap contract designated as cash flow hedge	Other assets	$2
Foreign exchange contracts designated as cash flow hedges	Other assets	99
Interest rate swap contracts designated as cash flow hedges	Other accrued expenses	(1,040)

Total derivatives designated as hedges		$(939)

Foreign currency forward contracts not designated as hedges	Other accrued expenses	$(106)

Total derivatives		$(1,045)

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI) (in thousands):

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Three Months Ended September 30, 2009	Three Months Ended September 30, 2009		Three Months Ended September 30, 2009
Interest rate cap contract	$(4)	$—	Interest expense	$—	Interest expense
Interest rate swap contracts	465	(587)	Interest expense	—	Interest expense
Foreign exchange contracts	(5)	61	Research and development	—	Research and development

Total	$456	$(526)		$—

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedges	Three Months Ended September 30, 2009
Foreign currency forward contracts	$(395)	Other (expense) income, net

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Interest rate cap contract	$(1)	$—	Interest expense	$—	Interest expense
Interest rate swap contracts	1,569	(1,864)	Interest expense	—	Interest expense
Foreign exchange contracts	95	54	Research and development	—	Research and development

Total	$1,663	$(1,810)		$—

	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedges	Nine Months Ended September 30, 2009
Foreign currency forward contracts	$(809)	Other (expense) income, net

9. Fair Value Measurements

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Interest rate cap designated as cash flow hedge	$—	$2	$—	$2
Israeli Shekel contracts designated as cash flow hedges	—	99	—	99
Liabilities:
Interest rate swaps designated as cash flow hedges	$—	$1,040	$—	$1,040
Foreign currency forward contracts not designated as hedges	—	106	—	106

(1) –	quoted prices in active markets for identical assets or liabilities
(2) –	observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) –	no observable pricing inputs in the market

Included in Other assets and in Other accrued expenses are derivative contracts, comprised of interest rate swaps and an interest rate cap as well as foreign currency forward contracts and zero-cost collar contracts, that are valued using models based on readily observable market parameters for all substantial terms of the Company’s derivative contracts and thus are classified within Level 2.

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Fair Value Measurements on a Nonrecurring Basis

During the three and nine months ended September 30, 2009, the Company did not re-measure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (e.g., goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination). As of September 30, 2009, the Company’s senior secured term loan, with a carrying value of $99.0 million, had an estimated fair value of $85.9 million which the Company determined using a discounted cash flow model with a discount rate of 8.0% which represents the Company’s estimated incremental borrowing rate.

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

The following table summarizes the Company’s restricted stock unit activity since December 31, 2008:

Number of Shares
Balance at December 31, 2008	335,687
Granted	1,040,208
Vested	(86,108)
Cancelled	(76,142)

Balance at September 30, 2009	1,213,645

The following table summarizes the Company’s stock option activity since December 31, 2008:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2008	10,431,100	$22.08
Granted	752,259	14.68
Exercised	(188,623)	11.86
Cancelled	(1,029,315)	20.80

Balance at September 30, 2009	9,965,421	21.85

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The results of operations for the three and nine months ended September 30, 2009 and 2008 include share-based compensation expense in the following expense categories of the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
		(As Restated)		(As Restated)
Share-based compensation in:
Cost of revenues	$345	$320	$1,012	$1,020

Total share-based compensation in cost of revenues	345	320	1,012	1,020
Selling and marketing	1,951	2,113	5,933	6,831
Research and development	1,376	1,223	3,804	3,616
General and administrative	2,483	2,250	7,663	6,888

Total share-based compensation in operating expenses	5,810	5,586	17,400	17,335

Total share-based compensation	$6,155	$5,906	$18,412	$18,355

The Company used the following assumptions to estimate the fair value of the stock options granted:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Average expected life (years)	3.3	3.0	3.1	3.0
Average expected volatility factor	46.3%	35.1%	45.5%	34.9%
Average risk-free interest rate	1.7%	2.7%	1.4%	2.6%
Average expected dividend yield	—	—	—	—

Treasury Stock

The Company repurchased shares of its common stock during the first nine months of 2009 as follows:

	Shares	Average Price Per Share
Shares repurchased through December 31, 2008	9,249,109	$20.59
Shares repurchased during the nine months ended September 30, 2009	1,569,539	14.32

Total shares repurchased through September 30, 2009	10,818,648	19.68

The remaining number of shares authorized for repurchase under the Company’s stock repurchase program as of September 30, 2009 was 1,181,352 shares. Under the terms of the Senior Credit Agreement, the Company is restricted from repurchasing its common stock for an aggregate purchase price that exceeds the sum of $25 million plus 50% of the aggregate amount of its consolidated net income, as defined in the Senior Credit Agreement, during the period from the effective date of the facility through the most recent quarter end for which quarterly financial statements have been filed. As of September 30, 2009, $26.2 million was available under the Company’s Senior Credit Agreement for the repurchase of shares of the Company’s stock.

11. Reduction In Force

During the three months ended September 30, 2009, the Company recorded severance charges of $1.3 million in connection with a company-wide reduction in force. During the three months ended September 30, 2009, $1.2 million was paid and as of September 30, 2009 $0.1 million remains to be paid.

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The severance charges for the three and nine months ended September 30, 2009 were recorded in the following expense categories of the consolidated statements of operations (in thousands):

Severance Charge
Cost of revenues	$115
Selling and marketing	670
Research and development	376
General and administrative	156

Total	$1,317

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

13. Tax Matters

For the three months ended September 30, 2009 the Company recognized an income tax expense of $1.7 million which represented an effective tax rate of approximately 660%. The effective tax rate variance from the statutory rate was primarily related to non-deductible items, including certain share-based payments and an increase in the valuation allowance related to net operating losses of one of the Company’s subsidiaries in the United Kingdom which offset the favorable settlement of foreign taxes accrued from prior years. For the nine months ended September 30, 2009 the Company recognized an income tax benefit of $0.9 million which represented an effective tax rate of 158%. The effective tax rate variance from the statutory rate was primarily related to the favorable settlement of foreign taxes accrued from prior years which was partially offset by non-deductible items, including certain share-based payments and an increase in the valuation allowance related to net operating losses of one of the Company’s subsidiaries in the United Kingdom.

In accordance with the accounting rules for uncertainty in income taxes, the Company had approximately $11.3 million of total gross unrecognized tax benefits at September 30, 2009. Included in this balance are $7.3 million of unrecognized tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of provision for income taxes in the consolidated statements of operations. The Company accrued potential penalties and interest of $0.6 million related to these unrecognized tax benefits during the nine months ended September 30, 2009, and in total, as of September 30, 2009, the Company has recorded a liability for potential penalties and interest of $1.6 million.

The Company and its subsidiaries file tax returns which are routinely examined by tax authorities in the U.S. and in various state and foreign jurisdictions. The Company is currently under examination by the respective tax authorities for tax years 2005 to 2007 in the United States, for 2003 to 2007 in the United Kingdom and for 2005 to 2007 in France. The Company has various other on-going audits in various stages of completion. In general, the tax years 2005 through 2008 could be subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, tax years 2002 through 2008 could be subject to examination by the respective tax authorities.

The Company’s U.S. federal income tax returns for the years 2005 – 2007 are currently under audit by the U.S. Internal Revenue Service (“IRS”). Subsequent to the quarter ended September 30, 2009 the IRS issued Notices of Proposed Adjustment (“NOPAs”) related to the Company’s claims of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $4.2 million, which excludes state income taxes, interest and penalties, all of which may be significant. The Company does not agree with the conclusions reached by the IRS on the NOPAs, and it intends to contest the IRS’ findings through the continuing audit process and, if necessary, through subsequent administrative appeals and possibly litigation.

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The IRS is also examining the cost sharing arrangement between the Company and its Irish subsidiary, including the amount of the cost sharing buy-in. While the Company believes its cost sharing arrangement and cost sharing buy-in comply with all applicable laws and regulations, the Company cannot assure that U.S federal tax authorities will not challenge this structure, the amount of the buy-in, the cost allocations subsequently used by the Company or propose an adjustment against the Company. If the IRS were to propose an adjustment to the Company’s income taxes, the Company expects to continue to vigorously defend its positions, including as necessary and appropriate, utilizing its right to appeal as well as other legal remedies.

Notwithstanding the current audit examination by the U.S. federal tax authorities described above, due to the potential resolution of federal, state and foreign tax settlements, and the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $250,000.

14. Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue recognition that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is currently evaluating both the timing and the impact of the pending adoption of these standards on its consolidated financial statements.

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

Forward-Looking Statements

This report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

•	anticipated trends in revenue;

•	plans, strategies and objectives of management for future operations;

•	growth opportunities in domestic and international markets;

•	new and enhanced reliance on channels of distribution;

•	customer acceptance and satisfaction with our products, services and fee structures;

•	changes in domestic and international market conditions;

•	risks associated with the effects of remediation plans on the effectiveness of internal controls;

•	risks associated with fluctuations in foreign currency exchange rates;

•	the impact of macro-economic conditions on our customers;

•	expected trends in operating and other expenses;

•	anticipated cash and intentions regarding usage of cash, including risks related to the required use of cash for debt servicing;

•	risks related to compliance with the covenants in our senior secured credit facility;

•	risks associated with integrating acquired businesses and launching new product offerings;

•	changes in effective tax rates, tax laws and tax interpretations and statements relating to tax audits;

•	risks related to changes in accounting interpretations;

•	anticipated product enhancements or releases;

•	the volatile and competitive nature of the Internet and security industries; and

•	the success of our brand development efforts.

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

Additionally, our Web Security Gateway (“WSG”) product provides real time classification of dynamic end user generated content embedded in Web 2.0 Web sites, providing organizations with the same policy management options available with traditional static content Web sites, while still enabling the latest Web-based tools and applications. Our V10000 appliance, a Websense-branded server with pre-installed Websense software, offers our customers another alternative for implementing our software products by providing centralized management of Web security, proxy and cache, and application controls to manage and secure our customers in Web 2.0 environments. We expect the availability of the V10000 appliance to help generate additional new and upgraded subscriptions to our software, particularly our WSG product.

During the three and nine months ended September 30, 2009, we derived approximately 49% and 50%, respectively of our revenue from international sales, compared with approximately 50% and 44% for the three and nine months ended September 30, 2008, respectively. The United Kingdom comprised approximately 14% and 17% of our total revenue for the three months ended September 30, 2009 and 2008, respectively, and 15% and 14% for the nine months ended September 30, 2009 and 2008, respectively. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

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

As described elsewhere in this report, we recognize revenue from subscriptions to our products on a daily straight-line basis over the term of the subscription agreement, commencing on the first day of the subscription term. In accordance with the accounting rules for software revenue recognition, we recognize revenue associated with original equipment manufacturer (“OEM”) contracts ratably over the contractual period for which we are obligated to provide post-contract customer support. We generally recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract, and are fully expensed in the period the subscription term begins. We sell our appliances pre-loaded with our software on a subscription basis and recognize revenue from the appliance and the software as well as the cost of revenue on the appliance on a daily straight line basis over the term of the subscription.

Operating expenses for 2009 have declined compared with 2008 primarily as a result of the substantial completion of the SurfControl integration activities during 2008, a reduction in amortization of intangibles and the favorable impact of a stronger U.S. dollar. However, certain of our operating expenses are expected to increase in absolute dollars on a comparative quarter over quarter basis due to continued product research and development and investments in administrative infrastructure (such as headcount, facilities, equipment and software) to support subscription sales that we will recognize as revenue in subsequent periods and fluctuations in currency impacting operating expenses that we pay in non-U.S. dollars. In light of the impact of the global recession on our business and the expected increase in certain of our operating expenses, we continue to engage in various cost containment initiatives to minimize the expected increase in certain expenses. As part of these initiatives, we incurred severance charges of approximately $1.3 million during the third quarter of 2009 which offset some of our cost containment in that quarter.

In October 2007, we completed our acquisition of SurfControl. As a result of expenses related to the combination and certain purchase accounting adjustments, we incurred operating losses under GAAP from the fourth quarter of 2007 through the fourth quarter of 2008. Similar to Websense, SurfControl sold products primarily under subscriptions whereby revenues were initially recorded as deferred revenue and recognized ratably over the term of the agreement. Under GAAP purchase accounting, we wrote off $101.1 million of SurfControl’s deferred revenue, leaving a balance of $19.7 million as the fair value of the post-contract technical support services that is being recognized daily in accordance with our revenue recognition policy. In connection with the acquisition, we incurred restructuring costs primarily in connection with reducing SurfControl headcount and eliminating redundant facilities. We also incurred the expenses of managing the SurfControl operations as well as recording the amortization of the acquired intangibles. Given the average remaining term of the SurfControl subscriptions we acquired, the renewal revenue from the SurfControl customers and the elimination of many of the non-recurring acquisition related expenses, we currently expect to report income from operations for fiscal 2009. Our ability to retain SurfControl customers when their existing product subscriptions expire and continue to renew Websense customers, the duration of our renewal contracts, our ability to sell upgraded subscriptions or new subscriptions and our ability to maintain our overall pricing levels for our products will impact our results of operations in future quarters.

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

For our OEM contracts, we grant our OEM customers the right to incorporate certain of our web filtering products into their products for resale to end users. The OEM customer pays us a royalty fee for each resale of a subscription to our product to an end user over a specified period of time. In accordance with the accounting rules for software revenue recognition, we recognize revenue associated with the OEM contracts ratably over the contractual period for which we are obligated to provide our services. The timing of the OEM revenue recognition will vary for each OEM depending on the information available, such as underlying end user subscription periods, to determine the contractual obligation period.

We record distributor marketing payments and channel rebates as an offset to revenue. We recognize distributor marketing payments as an offset to revenue as the marketing service is provided. We recognize channel rebates as an offset to revenue on a straight-line basis over the term of the subscription agreement.

Acquisitions, Goodwill and Other Intangible Assets. We account for acquired businesses using the acquisition method of accounting in accordance with the accounting rules for business combinations which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. The fair value of intangible assets, including acquired technology and customer relationships, is based on significant judgments made by management. The valuations and useful life assumptions are based on information available near the acquisition date and are based on expectations and assumptions that are considered reasonable by management. The judgments made in determining estimated fair values assigned to assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

We review goodwill that has an indefinite useful life for impairment at least annually in our fourth quarter, or more frequently if an event occurs indicating the potential for impairment. We amortize the cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. In accordance with the accounting rules for the impairment or disposal of long-lived assets, we review intangible assets that have finite useful lives when an event occurs indicating the potential for impairment. We review for impairment by facts or circumstances, either external or internal, indicating that we may not recover the carrying value of the asset. We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. Under these accounting rules, we measure fair value generally based on the estimated future cash flows. Our analysis is based on available information and on assumptions and projections that we consider to be reasonable and supportable. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

Share-Based Compensation. We account for share-based compensation under the fair value method. Share-based compensation expense related to stock options is recorded based on the fair value of the award on its grant date which we estimate using the Black-Scholes valuation model. Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the date of grant.

At September 30, 2009, there was $50.2 million of total unrecognized compensation costs related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). The total unrecognized compensation costs will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize those costs over a weighted average period of approximately 2.3 years.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions described below. We estimate the expected term of options granted based on the history of grants and exercises in our options database. We estimate the volatility of our common stock at the date of grant based on both the historical volatility as well as the implied volatility of publicly traded options on our common stock. We base the risk-free interest rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We amortize the fair value ratably over the vesting period of the awards, which is typically four years. We use historical data to estimate pre-vesting option forfeitures and record share-based expense only for those awards that are expected to vest. We may elect to use different assumptions under the Black-Scholes option valuation model in the future or select a different option valuation model altogether, which could materially affect our results of operations in the future.

We determine the fair value of share-based payment awards on the date of grant using an option-pricing model that is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which require periodic adjustments and which may not accurately anticipate actual outcomes.

In connection with our current audit examination by the U.S. federal tax authorities, several items are under review, including the cost sharing arrangement, including the amount of the cost sharing buy-in, and its subsequent operation between us and our Irish subsidiary. The U.S. federal tax authorities have identified cost sharing arrangements between domestic and international subsidiaries as a potential area for audit exposure for many companies. While we believe our cost sharing arrangement and cost sharing buy-in comply with all applicable laws and regulations, we cannot assure that U.S. federal tax authorities will not challenge this structure, the amount of the buy-in, the cost allocations subsequently used by us or propose an assessment against us. If U.S. federal tax authorities were to propose an adjustment to our taxes, we expect to continue to vigorously defend our positions, including as necessary and appropriate, utilizing our rights to appeal as well as other legal remedies. The audit examination by the U.S. federal tax authorities is ongoing and, other than Notices of Proposed Adjustments concerning the availability of research and development credits and deductions for equity compensation awards which represents total additional proposed tax of approximately $4.2 million (which excludes additional state income taxes, interest and penalties) a proposed adjustment for the cost sharing items has not been issued. As a result, it is not possible to estimate the potential impact on our financial statements or cash flows from this uncertainty at this time.

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

Results of Operations

Three months ended September 30, 2009 compared with the three months ended September 30, 2008

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	September 30, 2009	September 30, 2008
	(Unaudited)
Revenues	100%	100%
Cost of revenues:
Cost of revenues	13	12
Amortization of acquired technology	4	4

Total cost of revenues	17	16
Gross margin	83	84
Operating expenses:
Selling and marketing	52	58
Research and development	17	18
General and administrative	12	14

Total operating expenses	81	90

Income (loss) from operations	2	(6)
Interest expense	(2)	(4)
Other income (expense), net	—	—

Loss before income taxes	—	(10)
Provision (benefit) for income taxes	2	(4)

Net loss	(2)%	(6)%

Revenues

Revenues increased to $78.6 million in the third quarter of 2009 from $74.9 million in the third quarter of 2008. The increase was primarily the result of increased revenue from new, renewed and upgraded subscriptions including software as a service (“SaaS”) security products and OEM contract revenue from the third quarter of 2008 to the third quarter of 2009 and the revenue from the new V10000 appliance sales. The number of product seats under subscription decreased from 43.3 million as of September 30, 2008 to 42.9 million as of September 30, 2009 primarily due to the impact of the worldwide recession on the number of seats under subscription for renewals. Revenue from products sold in the United States accounted for $39.7 million or 51% of third quarter 2009 revenue compared to $37.2 million or 50% in the third quarter of 2008. Revenue from products sold internationally accounted for $38.9 million or 49% of third quarter 2009 revenue compared to $37.7 million or 50% in the third quarter of 2008. Revenue from international sales in the third quarter of 2009 was adversely impacted by the strengthening of the U.S. dollar against foreign currencies in the period when the subscription was entered relative to the currency rates that prevailed during the prior year. We had current deferred revenue of $218.6 million as of

September 30, 2009, compared to $208.8 million as of September 30, 2008, and $217.4 million as of June 30, 2009. For the remainder of 2009, we expect our revenue to increase slightly over 2008 revenue levels due to the amount of current deferred revenue that will be recognized as revenue during 2009, subscriptions that are scheduled for renewal that are expected to be renewed and expected new business sales for which some revenue will be recognized during 2009. We expect our deferred revenue balances in future periods to be negatively affected by the impact of the worldwide recession on our subscription renewals for web filtering and email security products, which have resulted in a shortening of duration of contracts, a slight reduction in the number of seats under subscription and delayed or non-renewal of contracts for these products. Generally our revenue in subsequent periods may be impacted by our deferred revenue balance entering the period, the number of product seats under subscription, the duration of contracts for renewal and new subscriptions, the timing of sales of renewal and new subscriptions, the average annual contract value and per seat price, and currency exchange rates impacting new and renewal subscriptions in international markets.

Cost of Revenues

Cost of revenues. Cost of revenues consists of the costs of content review, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our SaaS security products. Cost of revenues also includes our amortized costs of acquiring and configuring our V10000 appliance. Cost of revenues increased to $9.9 million in the third quarter of 2009 from $9.2 million in the third quarter of 2008. The $0.7 million increase was primarily due to increased personnel costs in our technical support and database groups in 2009 from 2008 as our full-time employee headcount in cost of revenues departments increased from an average of 228 employees during the third quarter of 2008 to an average of 263 employees during the third quarter of 2009. We allocate the costs for human resources, employee benefits, payroll taxes, information technology, facilities and fixed asset depreciation to each of our functional areas based on headcount data. As a percentage of revenue, cost of revenues increased to 13% during the third quarter of 2009 compared to 12% during the third quarter of 2008. For the remainder of 2009, we expect cost of revenue will increase in absolute dollars due to the higher headcount and expected increases in appliance sales as compared to 2008 but as a percentage of revenue will remain approximately the same as compared to 2008.

Amortization of acquired technology. Amortization of acquired technology, which primarily relates to the developed technology acquired from the PortAuthority and SurfControl acquisitions in 2007, was $3.2 million in the third quarter of 2009 compared to $3.1 million in the third quarter of 2008. The increase of $0.1 million in amortization of acquired technology from the third quarter of 2008 to the third quarter of 2009 was primarily due to the acquisition of additional acquired technology in the fourth quarter of 2008. As of September 30, 2009, the acquired technology is being amortized over a remaining weighted average period of 1.7 years. We expect to incur $3.2 million in amortization expense of acquired technology during the remainder of 2009 and that 2009 levels will be approximately the same as 2008 in absolute dollars.

Gross Margin

Gross margin increased to $65.4 million in the third quarter of 2009 from $62.6 million in the third quarter of 2008. As a percentage of revenue, gross margin decreased to 83% in the third quarter of 2009 compared to 84% the third quarter of 2008. We expect that gross margin as a percentage of revenue will remain in excess of 80% for the remainder of 2009.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships as well as allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates. Selling and marketing expenses decreased to $40.7 million, or 52% of revenue, in the third quarter of 2009, from $43.0 million, or 58% of revenue, in the third quarter of 2008. The $2.3 million decrease was primarily due to a reduction in the amortization of acquired intangibles (customer relationships) of approximately $2.8 million and reduced discretionary costs and allocations of $0.2 million relating to the substantial completion of SurfControl integration activities during 2008 offset by increased personnel costs (including severance costs) of $0.7 million. As of September 30, 2009, the acquired customer relationships intangible assets are being amortized over a remaining weighted average period of approximately 4.8 years. Our headcount in sales and marketing increased from an average of 525 employees during the third quarter of 2008 to 608 employees for the third quarter of 2009. We expect overall selling and marketing expenses to be lower in absolute dollars for the remainder of 2009 as compared to 2008 primarily due to a reduction of amortization of acquired intangibles from the SurfControl acquisition due to the accelerated method of the amortization and the elimination of the non-recurring acquisition related expenses associated with PortAuthority and SurfControl, offset by having additional sales and marketing personnel to support our expanding selling and marketing efforts worldwide. We also expect that selling and marketing expenses as a percentage of revenue will decrease in 2009 compared to 2008 due to the expected increase in revenue. We expect amortization of acquired intangibles of $6.6 million for the remainder of 2009 as a result of the amortization of acquired intangibles from the SurfControl and PortAuthority acquisitions.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $13.7 million, or 17% of revenue, in the third quarter of 2009 from $13.2 million, or 18% of revenue, in the third quarter of 2008. The increase in research and development expenses was primarily due to increased personnel costs. Our headcount increased in research and development from an average of 352 employees for the third quarter of 2008 to 422 employees for the third quarter of 2009. We expect research and development expenses to increase in absolute dollars for the remainder of 2009 as compared to 2008 due to having an expanded base of product offerings and the increased headcount to support our continued enhancements and new products. We are managing the increase in our absolute research and development expenses by operating research and development facilities in multiple international locations, including a facility in Beijing, China, that have lower costs than our operations in the United States. During the first quarter of 2009, we relocated our research and development facility in Sydney, Australia to our Beijing, China facility. We also have research and development facilities in Ra’anana, Israel, Los Gatos and San Diego, California and Reading, England. While we expect research and development expenses to increase in absolute dollars for the remainder of 2009, we expect that research and development expenses as a percentage of revenue will decrease in 2009 compared to 2008 due to the expected increase in revenue.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and administrative personnel, third party professional service fees and allocated costs. General and administrative expenses decreased to $9.7 million, or 12% of revenue, in the third quarter of 2009 from $10.8 million, or 14% of revenue, in the third quarter of 2008. The $1.1 million decrease in general and administrative expenses was primarily due to a reduction in professional service fees of $1.0 million primarily related to a reduction in SurfControl integration activities in 2009 compared to 2008. Our headcount increased in general and administrative departments from an average of 114 employees during the third quarter of 2008 to 131 employees for the third quarter of 2009. For the remainder of 2009, we expect general and administrative expenses to be approximately the same in absolute dollars as compared to 2008 but decline as a percentage of revenue as compared to 2008 due to the expected increase in revenue.

Interest Expense

Interest expense decreased to $1.7 million in the third quarter of 2009 from $3.0 million in the third quarter of 2008. The decrease was primarily due to a lower average outstanding loan balance on our senior secured term loan of $105 million during the third quarter of 2009 compared to an average loan balance of approximately $150 million during the third quarter of 2008. In addition, the marginal interest rates were lower in the third quarter of 2009 compared to 2008. Included in the interest expense for the third quarter of 2009 and 2008 is $0.3 million and $0.5 million, respectively, of amortization of deferred financing fees that were capitalized as part of the senior secured credit facility. We made principal payments on the senior secured term loan totaling $11 and $15 million during the third quarter of 2009 and 2008, respectively. As a result of reductions in the LIBOR interest rate and improvements in our leverage ratio, our weighted average interest rate decreased from 6.7% at September 30, 2008 to 4.3% at September 30, 2009. The amount of interest expense will fluctuate due to changes in the outstanding principal balance, changes in LIBOR and changes in our applicable spread to LIBOR based upon improvements in our leverage ratio in accordance with our senior secured credit facility agreement. Interest expense should decline in the fourth quarter of 2009 as compared to 2008 due to the lower outstanding principal amount and the expected lower marginal interest rate on the non-fixed rate component of our senior secured credit facility.

Other Income (Expense), Net

Other income (expense), net increased to a net other income of $0.2 million in the third quarter of 2009 from a net other expense of $0.1 million in the third quarter of 2008. The increase was due primarily to increased foreign exchange related gains of $0.6 million in the third quarter of 2009 compared to the third quarter of 2008 due to the movements in foreign exchange rates during the third quarter of 2009 offset by reduced interest income of $0.3 million as a result of lower interest rates realized on our balances of cash and cash equivalents. Due to a lower interest rate environment, we expect our net other income for the remainder of 2009 will be less than 2008 levels.

Provision for Income Taxes

For the third quarter of 2009, we recognized an income tax expense of $1.7 million compared to an income tax benefit of $2.6 million for the third quarter of 2008. The effective tax rates reflect a tax provision of approximately 660% for the three months ended September 30, 2009 and a tax benefit of 35.3% for the three months ended September 30, 2008. For the third quarter of 2009, the effective tax rate variance from the statutory rate was primarily related to non-deductible items, including certain share-based payments and an increase in the valuation allowance related to net operating losses of one of our subsidiaries in the United Kingdom which offset the favorable settlement of foreign taxes accrued from prior years. For the third quarter of 2008, the effective tax rate variance from the statutory rate was primarily attributed to significant book losses in foreign jurisdictions with lower statutory rates, an increase in foreign withholding taxes and the impact that non-deductible items, primarily share-based compensation, had on the amount of tax benefit recorded on our loss before income taxes.

Our effective tax rate may change in future periods due to differences in the composition of taxable income between domestic and international operations along with the potential changes or interpretations in tax rules and legislation.

We assess, on a quarterly basis, the realizability of our deferred income tax assets. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items at the end of the third quarter of 2009, it is more likely than not, subject to valuation allowances established, that we will be able to fully realize our deferred tax assets except as it relates to a portion of the potential tax deduction for stock based compensation which would result in a charge to additional paid-in capital based on the current fair value of our common stock.

Nine months ended September 30, 2009 compared with the nine months ended September 30, 2008

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(Unaudited)
Revenues	100%	100%
Cost of revenues:
Cost of revenues	12	13
Amortization of acquired technology	4	4

Total cost of revenues	16	17
Gross margin	84	83
Operating expenses:
Selling and marketing	52	62
Research and development	17	19
General and administrative	13	17

Total operating expenses	82	98

Income (loss) from operations	2	(15)
Interest expense	(2)	(5)
Other income, net	—	—

Loss before income taxes	—	(20)
Benefit for income taxes	—	(10)

Net income (loss)	—%	(10)%

Revenues

Revenues increased to $234.0 million in the first nine months of 2009 from $210.3 million in the first nine months of 2008. The increase was a result primarily of increased revenue from new, renewed and upgraded subscriptions including SaaS products, OEM contract revenue and the revenue from the new V10000 appliance sales. The number of product seats under subscription decreased from 43.3 million as of September 30, 2008 to 42.9 million as of September 30, 2009, primarily due to the impact of the worldwide recession and the number of seats under subscription for renewals. Revenue from products sold in the United States accounted for $116.0 million or 50% of the first nine months of 2009 revenue compared to $117.0 million or 56% of the first nine months of 2008. Revenue from products sold internationally accounted for $118.0 million or 50% of the first nine months of 2009 revenue compared to $93.3 million or 44% in the first nine months of 2008.

Cost of Revenues

Cost of revenues. Cost of revenues increased to $27.7 million in the first nine months of 2009 from $26.6 million in the first nine months of 2008. The $1.1 million increase primarily related to increased personnel costs in our technical support and database groups and increased SaaS products and allocated costs offset by reduced temporary contractor costs due to the substantial completion of SurfControl integration activities during 2008. Our headcount in cost of revenue departments increased from an average of 222 employees during the first nine months of 2008 to an average of 252 employees during the first nine months of 2009.

Amortization of acquired technology. Amortization of acquired technology was $9.7 million during the first nine months of 2009 compared to $9.3 million during the first nine months of 2008. The increase of $0.4 million in amortization of acquired technology from the first nine months of 2008 to the first nine months of 2009 was primarily due to the acquisition of additional acquired technology in the fourth quarter of 2008.

Gross Margin

Gross margin increased to $196.6 million in the first nine months of 2009 from $174.4 million in the first nine months of 2008. As a percentage of revenue, gross margin increased to 84% in the first nine months of 2009 from 83% in the first nine months of 2008 due to the increased revenue described in the above Revenues section.

Operating Expenses

Selling and marketing. Selling and marketing expenses decreased to $122.1 million, or 52% of revenue, in the first nine months of 2009, from $130.4 million, or 62% of revenue, in the first nine months of 2008. The $8.3 million decrease was primarily due to a reduction in the amortization of acquired intangibles (customer relationships). Although our headcount in sales and marketing increased from an average of 528 employees during the first nine months of 2008 to an average of 594 employees during the first nine months of 2009, the impact was partially offset by the favorable movement in currency exchange rates in the first nine months of 2009 compared to the first nine months of 2008.

Research and development. Research and development expenses decreased to $39.1 million, or 17% of revenue, in the first nine months of 2009 from $39.9 million, or 19% of revenue, in the first nine months of 2008. The decrease of $0.8 million in research and development expenses was primarily due to a reduction in allocated and other costs relating to the substantial completion of SurfControl integration activities during 2008. Although our headcount increased in research and development from an average of 346 employees during the first nine months of 2008 to an average of 403 employees during the first nine months of 2009, the impact was partially offset by the favorable movement in currency exchange rates in the first nine months of 2009 compared to the first nine months of 2008.

General and administrative. General and administrative expenses decreased to $30.9 million, or 13% of revenue, in the first nine months of 2009 from $35.5 million, or 17% of revenue, in the first nine months of 2008. The $4.6 million decrease in general and administrative expenses was primarily due to reductions in personnel costs of $0.6 million, professional service fees of $1.9 million and allocations and other costs of $2.1 million relating to the substantial completion of SurfControl integration activities during 2008. Although our headcount increased in general and administrative departments from an average of 111 employees during the first nine months of 2008 to an average of 126 employees during the first nine months of 2009, our personnel costs declined because the headcount mix in 2009 included more lower compensated employees.

Interest Expense

Interest expense decreased to $5.7 million in the first nine months of 2009 from $10.4 million in the first nine months of 2008. The decrease was primarily due to a lower average outstanding balance on our senior secured term loan of $111 million during the first nine months of 2009 compared to an average loan balance of $161 million during the first nine months of 2008. Included in the interest expense for the first nine months of 2009 and 2008 is $0.9 million and $1.9 million, respectively, of amortization of deferred financing fees that were capitalized as part of the senior secured credit facility. We made principal payments on the senior secured term loan totaling $26 million and $50 million during the first nine months of 2009 and 2008, respectively.

Other Income, Net

Other income, net decreased to $0.6 million in the first nine months of 2009 from $0.8 million in the first nine months of 2008. The decrease was due primarily to reduced interest income of approximately $1.2 million in the first nine months of 2009 compared to the first nine months of 2008 as a result of lower interest rates realized on our balances of cash and cash equivalents, partially offset by increased net foreign exchange related gains of $1.0 million in the first nine months of 2009 compared to the first nine months of 2008 due to the movements in foreign exchange rates during the first nine months of 2009.

Provision for Income Taxes

We recognized income tax benefits of $0.9 million and $19.8 million for the nine months ended September 30, 2009 and 2008, respectively. Our effective tax rates were tax benefits of approximately 158% and 48.4% for the nine months ended September 30, 2009 and September 30, 2008, respectively. For the first nine months of 2009, the effective tax rate variance from the statutory rate was primarily related to the favorable settlement of foreign taxes accrued from prior years which was partially offset by non-deductible items, including certain share-based payments and an increase in the valuation allowance related to net operating losses of one of our subsidiaries in the United Kingdom. For the first nine months of 2008, the effective tax rate variance from the statutory rate was primarily related to the favorable impact of a ruling regarding unrecognized state income taxes and the release of a valuation allowance plus the unfavorable impact of less tax exempt interest income and a higher effective state income tax rate.

We assess, on a quarterly basis, the realizability of our deferred income tax assets. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items at the end of the third quarter of 2009, it is more likely than not, subject to valuation allowances established, that we will be able to fully utilize our deferred tax assets except as it relates to a portion of the potential tax deduction for stock based compensation which would result in a charge to additional paid-in capital based on the current fair value of our common stock.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $76.3 million, net accounts receivable balance of $56.8 million and retained earnings of $39.4 million. During the first nine months of 2009, we used our cash and cash equivalents primarily to pay down $26 million on our senior secured term loan of which $0.5 million was a mandatory payment made in September 2009 and $25.5 million was optional prepayments. We made voluntary prepayments of $10.5 million on our senior secured term loan during the third quarter of 2009. During the first nine months of 2009, we also used our cash and cash equivalents for stock repurchases of approximately $22.5 million.

Net cash provided by operating activities was $65.4 million in the first nine months of 2009 compared with $41.7 million in the first nine months of 2008. The increase in cash provided by operating activities was primarily a result of our increasing cash collections by approximately $9.8 million in the first nine months of 2009, decreasing cash expenses by approximately $8.4 million primarily due to the elimination of many of the SurfControl integration activities, as well as a decrease of settlement of liabilities of approximately $9.2 million in the first nine months of 2009 compared to the first nine months of 2008 which included many non-recurring SurfControl related obligations and a litigation settlement offset by increased cash tax payments of approximately $3.6 million. Our operating cash flow is significantly influenced by new and renewal subscriptions, accounts receivable collections and cash expenses. A decrease in sales of new and/or renewal subscriptions or accounts receivable collections, or an increase in our cash expenses, would negatively impact our operating cash flow.

Net cash used in investing activities was $8.3 million in the first nine months of 2009 compared with net cash provided by investing activities of $12.0 million in the first nine months of 2008. The $20.3 million change in net cash used in investing activities was primarily due to $19.8 million of net increases in maturities over purchases of marketable securities in the first nine months of 2008 for which we discontinued investing in marketable securities in early 2008 due to our use of excess cash to prepay our senior secured term loan and to repurchase our stock.

Net cash used in financing activities was $45.2 million in the first nine months of 2009 compared with $58.9 million in the first nine months of 2008. The $13.7 million decrease of net cash used in financing activities was primarily due to a decrease in principal payments of $24.0 million on our senior secured term loan offset by an increase in stock repurchases of $7.5 million in the first nine months of 2009 compared to the first nine months of 2008.

In connection with the acquisition of SurfControl in October 2007, we entered into the Senior Credit Agreement. The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. At September 30, 2009, the outstanding balance under our senior secured term loan was $99 million as a result of making principal payments of $26 million during the first nine months of 2009. The senior secured credit facility is secured by substantially all of our assets, including pledges of stock of some of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon our total leverage ratio, as defined in the Senior Credit Agreement. Based on the total leverage ratio as of June 30, 2009, the spread on the senior secured term loan was LIBOR plus 225 basis points per annum and the fee for the unused portion of the revolving credit facility was 25 basis points per annum. The weighted average interest rate on the senior secured term loan at September 30, 2009 was 4.3%. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Among the negative covenants are restrictions on our ability to borrow money, including restrictions on (a) the incurrence of more than $15 million of new debt, including capital leases (subject to certain exceptions), (b) the incurrence of more than $7.5 million in letters of credit, (c) the incurrence of more than $50 to $75 million of new debt, depending on our leverage ratio, to finance future acquisitions or (d) the assumption of more than

$15 million of new debt in connection with acquisitions. We do not believe the restatement of our financial statement described in Note 2 to the financial statements resulted in any material non-compliance with the covenants or representations and warranties in our Senior Credit Agreement. While we have confirmed our compliance to our lenders and we have not received any notifications from our lenders to the contrary, there can be no assurance that our lenders will not take a different position from ours, seek to modify the interest rate or the other terms of the Senior Credit Agreement, or pursue an acceleration of our obligations under the Senior Credit Agreement.

The Senior Credit Agreement provides that we must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years from the initial funding date of October 11, 2007. On the initial funding date, we entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The notional amount of the swap agreement was $54.0 million during the quarter ended September 30, 2009 and it amortizes each quarter down to $11 million on June 30, 2010. In addition, on October 11, 2007 we entered into an interest rate cap agreement to limit the maximum interest rate on a portion of our senior secured term loan to 6.5% per annum. The amount of principal protected by this agreement was $43.1 million during the quarter ended September 30, 2009 and increases up to $74.3 million on June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

Obligations and commitments. The following table summarizes our contractual payment obligations and commitments as of September 30, 2009 (in thousands):

	Payment Obligation by Year
	2009	2010	2011	2012	2013	Thereafter	Total
Senior credit agreement:
Scheduled principal payments	$2,750	$13,750	$16,500	$66,000	$—	$—	$99,000
Estimated interest and fees	1,119	3,064	2,053	1,155	—	—	7,391
Operating leases	1,683	5,989	4,870	4,618	4,497	1,330	22,987
Software licenses	146	97	—	—	—	—	243

Total	$5,698	$22,900	$23,423	$71,773	$4,497	$1,330	$129,621

Obligations under our Senior Credit Agreement represent the future minimum principal debt payments due under the senior secured term loan. Estimated interest and fees represent interest and fees expected to be incurred under the Senior Credit Agreement based on known rates as of September 30, 2009 (see Note 7 to the financial statements).

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

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at September 30, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $11.3 million of unrecognized tax benefits have been excluded from the contractual payment obligations table above.

In 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. In 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. Repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. Depending on market conditions and other factors, purchases by our agent under this program may be commenced or suspended at any time, or from time to time, without prior notice to us. During the nine months ended September 30, 2009, we repurchased 1,569,539 shares of our common stock for an aggregate of approximately $22.5 million at an average price of $14.32 per share. As of September 30, 2009, we have repurchased a total of 10,818,648 shares of our common stock under this program, for an aggregate of $212.9 million at an average price of $19.68 per share.

Under the terms of the Senior Credit Agreement, we are restricted from repurchasing our common stock for an aggregate purchase price that exceeds the sum of $25 million plus 50% of the aggregate amount of our consolidated net income, as defined in our Senior Credit Agreement, during the period from the effective date of the facility through the most recent quarter end for which we have filed quarterly financial statements. As of September 30, 2009, $26.2 million was available under our Senior Credit Agreement for the repurchase of shares of our common stock. We intend to repurchase shares during the remainder of 2009 and may repurchase an aggregate of up to $12 million of our common stock, including $7.5 million under our 10b5-1 plan.

We believe that our cash and cash equivalents balances, accounts receivable balances, revolving credit balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures, debt repayment obligations and stock repurchases, if any, for at least the next 12 months. During the first three months of 2009, we made voluntary prepayments on our senior secured term loan of $15 million. We made no voluntary prepayments on our senior secured term loan during the second quarter of 2009. During the third quarter of 2009, we made a mandatory payment of $0.5 million and voluntary prepayments of $10.5 million. Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements. We may elect to raise funds for these purposes or to reduce our cost of capital through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating and capital requirements in interest-bearing, investment-grade securities.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements.

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

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. Based on our outstanding senior secured term loan balance at September 30, 2009 and taking into consideration our interest rate swap and cap, our interest expense would increase on a pre-tax basis by approximately $587,000 during the next 12 months if there were a 100 basis point adverse move in the interest rate yield curve.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at September 30, 2009. Changes in interest rates over time will, however, affect our interest income.

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

Notional and fair values of our hedging positions at September 30, 2009 and 2008 are presented in the table below (in thousands):

	September 30, 2009			September 30, 2008
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro	4,500	$6,513	$6,588	2,500	$3,735	$3,522
British Pound	2,000	3,216	3,196	—	—	—
Australian Dollar	2,000	1,703	1,754	—	—	—

Total		$11,432	$11,538		$3,735	$3,522

Cash Flow Hedges
Israeli Shekel	3,750	$897	$996	2,150	$617	$623

The $2.8 million notional increase in our Euro hedged position at September 30, 2009 compared to September 30, 2008 was primarily due to the increase in Euro denominated accounts receivable in 2009 and a reduction in Euro denominated tax liabilities from 2008. All of the Euro hedging contracts in place as of September 30, 2009 will be settled before March 2010. For the nine months ended September 30, 2009, less than 15% of our total billings were denominated in the Euro. We expect Euro billings to represent less than 20% of our total billings during 2009.

The $3.2 million notional increase in our British Pound hedge position at September 30, 2009 compared to September 30, 2008 was primarily due to the increase in British Pound denominated accounts receivable in 2009. All of the British Pound hedging contracts in place as of September 30, 2009 will be settled before December 2009. For the nine months ended September 30, 2009, less than 15% of our total billings were denominated in the British Pound. We expect British Pound billings to represent less than 15% of our total billings during 2009.

We began hedging our Australian Dollar position during fiscal 2009 primarily to hedge against our Australian Dollar denominated income tax liabilities. All of the Australian Dollar hedging contracts in place as of September 30, 2009 will be settled before March 2010. We expect Australian Dollar billings to represent less than 5% of our total billings during 2009.

The $0.3 million notional increase in our Israeli Shekel hedge position at September 30, 2009 compared to September 30, 2008 was primarily due to an expansion of our hedging program in 2009 to decrease the volatility from Israeli Shekel denominated operating expenses. All of the Israeli Shekel hedging contracts in place as of September 30, 2009 will be settled before January 2010.

Given our foreign exchange position at September 30, 2009, a 10% change in foreign exchange rates upon which these foreign exchange contracts are based would result in exchange gains and losses. In all material aspects, these exchange gains and losses would be fully offset by exchange gains and losses on the underlying net monetary exposures for which the contracts are designated as hedges. We do not expect material exchange rate gains and losses from un-hedged foreign currency exposures.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As of September 30, 2009, we carried out an evaluation, under the supervision of and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act). Based on the evaluation, as of September 30, 2009, our CEO and CFO concluded that our disclosure controls and procedures were ineffective for the reasons discussed below.

In connection with the restatement of our financial statements for the fiscal years ended December 31, 2007 and December 31, 2008 and the quarters ended March 31, 2009 and June 30, 2009, and in connection with our financial statements for the quarter ended September 30, 2009, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, management identified material weaknesses in our internal control over financial reporting with respect to our application of generally accepted accounting principles as it relates to the recognition of royalty revenue related to OEM contracts for the years ended December 31, 2008 and 2007 and our computation of our income tax benefit for the year ended December 31, 2008, as described below under “Management’s Report on Internal Control over Financial Reporting.” Solely as a result of these material weaknesses, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2008 and through the date of this filing.

In light of the material weaknesses referred to above, the Company performed additional analyses and procedures in order to conclude that its consolidated financial statements for the three and nine month periods ended September 30, 2009 are fairly presented, in all material respects, in accordance with GAAP and has undertaken remediation initiatives as discussed below.

Other than as described above, during the quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the restatement discussed in Note 2 to our consolidated financial statements, under the direction of our CEO and CFO, management conducted a reevaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 and through the date of this filing. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Under Audit Standard No. 5, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the evaluation and the criteria set forth in the COSO Report, management identified the following material weaknesses as of December 31, 2008 and through the date of this filing:

There were deficiencies in our internal control over the application of software revenue recognition accounting rules, as it applies to the recording of our royalty revenue pursuant to arrangements with our original equipment manufacturer (“OEM”) customers. These OEM contracts were acquired in our acquisition of SurfControl in October 2007 and contain multiple elements which require us to provide services over various contractual periods. Specifically, our failure to properly review the acquired OEM contracts caused us to not detect that our method of accounting for the royalty revenue upon being invoiced was not in conformity with generally accepted accounting principles.

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

Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management concludes that our internal control over financial reporting was not effective at a reasonable assurance level as of September 30, 2009.

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

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Quarterly Report for the quarterly period ending June 30, 2009 on Form 10-Q/A filed with the Securities and Exchange Commission on October 28, 2009.

Recent volatility in the global economy may adversely impact our business, results of operations, financial condition or liquidity.

The global economy has been experiencing a period of unprecedented volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from governments and regulatory agencies worldwide. We believe that financial distress and associated headcount reductions implemented by certain of our end user customers have caused these customers to choose shorter contract durations and/or reduce the number of seats under subscription and in some cases, have caused customers not to renew contracts at all, reducing our cash flow and negatively impacting the revenue we will recognize in subsequent periods under these contracts. These trends are expected to continue to negatively impact our contract renewals, customer seats, cash flow and revenue until the recession ends and in the case of the number of customer seats, until job creation begins. Credit markets may also adversely affect our resellers through whom our distributors distribute products and limit the credit value-added resellers may extend to their customers. The volatility of currency exchange rates can also significantly affect sales of our products denominated in foreign currencies. In addition, events in the global financial markets may make it difficult for us to access the credit markets or to obtain financing or refinancing, if needed, on satisfactory terms or at all.

Our future success depends on our ability to sell new, renewal and upgraded Web filtering and Web security subscriptions.

Substantially all of our revenue for the quarter ended September 30, 2009 was derived from new and renewal subscriptions to our Web filtering and Web security products, and we expect that a significant majority of our sales for 2009 will continue to be derived from our Web filtering and Web security products. We expect sales of our Web Security Gateway (“WSG”), data loss prevention (“DLP”) products, software as a service (“SaaS”) security products, our appliance product and other products under development to comprise a relatively small portion of our overall sales in 2009. If our Web filtering and Web security products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we cannot sufficiently increase our customer base with the addition of new customers, particularly in the small to medium sized business (“SMB”) segment, increase seats under subscriptions from existing customers or renew a sufficient number of SurfControl’s Web filtering customers or migrate them to our Web filtering product, we will not be able to grow our business to meet expectations.

Subscriptions for our Web filtering and security products typically have durations of 12, 24 or 36 months. Our revenue depends upon maintaining a high rate of sales of renewal subscriptions and upon adding additional seats or product offerings to existing customers as well as new customer sales. Our customers have no obligation to renew their subscriptions upon expiration, and if they renew, they may elect to renew for a shorter duration than the previous subscription period. As a result of macroeconomic conditions, our Websense and SurfControl customers may elect to renew subscriptions for shorter durations and may not add seats or product offerings due to contractions of work forces of their respective organizations. This may require increasingly costly sales efforts targeting senior management and other management personnel associated with our customers’ Internet and security infrastructure. We may not be able to maintain or continue to generate increasing revenue from existing customers.

Failure of our security products, including our DLP products, SaaS security solutions and our new appliance platform, to achieve more widespread market acceptance will seriously harm our business.

Our future financial performance depends on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our security offerings. We now sell the Websense Data Security Suite, our DLP offering for the data security market, Websense Hosted Web Security and Websense Hosted Email Security, our SaaS security products, and Websense Email Security, our email filtering solution. In addition, we recently released our next generation Web content gateway to address emerging Web 2.0 threats, Websense WSG, as well as our V10000 appliance pre-loaded with our software. We continue to develop and release products in accordance with our announced product roadmap. We may not be successful in achieving market acceptance of these or any new products that we develop. Moreover, our recent increased emphasis on the development, marketing and sale of our security offerings and DLP products could distract us from sales of our core Web filtering and Web security offerings, negatively impacting our overall sales. Any failure or delay in diversifying our existing offerings, or diversification at the detriment to our core Web filtering and Web security offerings, could harm our business, results of operations and financial condition and our growth.

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

Our revenue has been derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Although we rely upon these indirect channels of distribution, we also depend upon our internal sales force to generate sales leads and sell products through the reseller network. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 31% of our revenue during the quarter ended September 30, 2009. Should Ingram Micro experience financial difficulties, difficulties in collecting their accounts receivable or otherwise delay or prevent our collection of accounts receivable from them, our revenue and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenue and cash flow could be significantly adversely affected. Our indirect sales model involves a number of additional risks, including:

•	our resellers and distributors, including Ingram Micro, are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	we cannot control the level of effort our resellers and distributors expend or the extent to which any of them will be successful in marketing and selling our products;

•	we cannot assure that our channel partners will market and sell our newer product offerings such as our security-oriented offerings, our WSG, our DLP offerings or our SaaS security products;

•	our reseller and distributor agreements are generally nonexclusive and may be terminated at any time without cause; and

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

Management had previously concluded that we maintained effective internal control over financial reporting as of December 31, 2008. In connection with the restatement discussed under the heading “Restatement of Previously Reported Consolidated Financial Statements” in Note 2 to the consolidated financial statements included in “Part I—Item 1. Notes to Consolidated Financial Statements” of this report, management determined that the material weaknesses described below existed as of December 31, 2008 and through the date of this filing. Accordingly, management has now concluded that our internal control over financial reporting was not effective as of December 31, 2008 and through the date of this filing.

As described in “Part I—Item 4. Controls and Procedures” of this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2008 and through the date of this filing. We and our auditors have also identified material weaknesses in our internal control over financial reporting relating to our revenue recognition under OEM contracts and our computation of our income tax benefit for the year ended December 31, 2008.

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

Our current principal competitors include:

•

companies offering Web filtering and Web security solutions, such as Microsoft, Symantec/Message Labs, McAfee, Cisco Systems, Juniper Networks, Trend Micro, Google, BrightCloud, ScanSafe, Blue Coat Systems, Aladdin, Finjan, FaceTime, St. Bernard Software, M86 Security, Clearswift, Sophos, Barracuda Networks, Digital Arts and Computer Associates;

•

companies integrating Web filtering into specialized security appliances, such as Blue Coat Systems, Cisco Systems, McAfee, WatchGuard, Check Point Software, St. Bernard Software, Barracuda Networks, Juniper Networks, Trend Micro, SonicWALL, Sophos, Network Box and M86 Security;

•

companies offering DLP solutions, such as Symantec, Verdasys, Trustwave, EMC, McAfee, IBM, Trend Micro, Proofpoint, Palisade Systems, Computer Associates, Raytheon, Intrusion, Fidelis, GTB Technologies, Workshare, Check Point Software and Code Green Networks;

•

companies offering messaging security, such as McAfee, Symantec/Message Labs, Google, Cisco Systems, Barracuda Networks, SonicWALL, Trend Micro, Axway/Tumbleweed, Sophos, Microsoft, Proofpoint, Clearswift and WatchGuard;

•	companies offering on-demand email and Web security services, such as Google, Symantec/Message Labs, McAfee, Webroot, St. Bernard Software, Purewire, BrightCloud, Zscaler, Trend Micro and ScanSafe;

•	companies offering desktop security solutions such as Check Point Software, Cisco Systems, McAfee, Microsoft, Symantec, Computer Associates, Sophos, Webroot, IBM and Trend Micro; and

•	companies offering Web gateway solutions such as Microsoft, Blue Coat Systems, Cisco Systems, Trend Micro, Check Point Software, McAfee and Juniper Networks.

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

The amount of our debt outstanding may prevent us from taking actions we would otherwise consider in our best interest.*

In October 2007, we borrowed $210 million under the Senior Credit Agreement and $99 million remained outstanding as of September 30, 2009. As a result, we are incurring interest expense for the amounts we borrowed under the senior secured term loan, and our income from our cash, cash equivalents and marketable securities has declined as we used a significant portion of our cash and marketable securities to fund a portion of the acquisition cost. This debt and the limitations our senior secured credit facility impose on us could have important consequences, including:

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

A significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies so if the U.S. dollar weakens, our consolidated operating expenses would increase. Should the U.S. dollar strengthen, our products may become more expensive for our international customers with subscription contracts denominated in U.S. dollars, and as a result, our results of operations and net cash flows from international operations may be adversely affected, especially if the trend continues of international sales growing as a percentage of our total sales. Changes in currency rates also impact our future revenue under subscription contracts that are not denominated in U.S. dollars. Our revenue and deferred revenue for these currencies are recorded in U.S. dollars when the subscription is signed based upon currency exchange rates in effect on the last day of the previous month before the subscription agreement is signed. During the first nine months of 2009, due to the strengthening of the U.S. dollar, we experienced a reduction in the subscription amounts as recorded in U.S. dollars relative to the dollar amount that the same subscriptions would have yielded based upon currency exchanges rates that prevailed during the first nine months of 2008. As a result, the strengthening of the U.S. dollar for current sales has reduced our future revenue from these contracts, even though these foreign currencies may strengthen during the term of these contracts.

Sales to customers outside the United States have accounted for a significant portion of our revenue, which exposes us to risks inherent in international sales.

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented 49% of our total revenue generated during the quarter ended September 30, 2009 compared with 50% of our total revenue during the quarter ended September 30, 2008. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

We may spend significant time and money on research and development to design and develop our DLP products, our SaaS security products and our content gateway products. If these products fail to achieve broad market acceptance in our target markets, we may be unable to generate significant revenue from our research and development efforts. As a result, our business, results of operations and financial condition would be adversely impacted.

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

From time to time, we are also audited by various state, federal and tax authorities of other countries in which we operate. Generally, the tax years 2005 through 2008 could be subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, tax years 2002 through 2008 could be subject to examination by the respective tax authorities. We are currently under examination by the respective tax authorities for tax years 2005 to 2007 in the United States, for 2003 to 2007 in the United Kingdom, for 2005 to 2007 in France, and by other tax authorities in other jurisdictions. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and any appeals process. Subsequent to the quarter ended September 30, 2009 the U.S. Internal Revenue Service (the “IRS”) issued Notices of Proposed Adjustment related to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $4.2 million, excluding state income taxes, interest and penalties, all of which may be significant. As each audit progresses and is ultimately concluded, adjustments, if any, are appropriately recorded in our financial statements from time to time in light of prevailing facts based on our and the taxing authority’s respective positions on any disputed matters. We provide for potential tax exposures by accruing for uncertain tax positions based on judgment and estimates including historical audit activity. If the reserves are insufficient or we are not able to establish a reserve under GAAP prior to completion or during the progression of any audits, there could be an adverse impact on our financial position and results of operations when an audit assessment is made. In addition, our external costs of contesting and settling any dispute with the tax authorities could be substantial and adversely impact our financial position and results of operation.

In connection with our current audit examination by the U.S. federal tax authorities, several items are under review, including the cost sharing arrangement between our U.S. parent company and our Irish subsidiary including the amount of cost sharing buy-in. The U.S. federal tax authorities have identified cost sharing arrangements between domestic and international subsidiaries as a potential area for audit exposure for many companies. While we believe our cost sharing arrangement and cost sharing buy-in comply with all applicable laws and regulations, we cannot assure that U.S. federal tax authorities will not challenge this structure, the amount of the buy-in, the cost allocations subsequently used by us or propose an adjustment against us. If U.S. federal tax authorities were to propose an adjustment to our income taxes, we expect to continue to vigorously defend our positions, including as necessary and appropriate, utilizing our rights to appeal as well as other legal remedies. Because the audit examination by the U.S. federal tax authorities is ongoing and a proposed adjustment has not been issued pertaining to our cost share arrangement with our Irish subsidiary including the amount of cost sharing buy-in, it is not possible to estimate the potential impact on our financial statements or cash flows from this uncertainty at this time.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As we expand our product offerings in the data loss and security area where larger companies with large patent portfolios compete, the possibility of an intellectual property claim against us grows. We may receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights and trademarks. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations and may result in us deciding to enter into license agreements to avoid ongoing patent litigation costs. If we are not successful in defending such claims, we could be required to stop selling or redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers. Such arrangements may cause operating margins to decline.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Yet Purchased Under the Plans or Programs
July 1, 2009 to July 31, 2009	152,000	$16.00	10,498,046	1,501,954
August 1, 2009 to August 31, 2009	157,300	$15.40	10,655,346	1,344,654
September 1, 2009 to September 30, 2009	163,302	$16.15	10,818,648	1,181,352

Total	472,602	$15.85	10,818,648	1,181,352

1.	The purchases were made in open-market transactions.
2.	On April 3, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. On August 15, 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. On July 25, 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. The remaining shares authorized for repurchase under our stock repurchase program as of September 30, 2009 was 1,181,352 shares.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate of Websense, Inc.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on June 19, 2009.
(2)	Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: November 5, 2009	By:	/s/ GENE HODGES
Gene Hodges
Chief Executive Officer

Date: November 5, 2009	By:	/s/ ARTHUR S. LOCKE III
Arthur S. Locke III
Chief Financial Officer

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate of Websense, Inc.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an Exhibit to our Current Report on Form 8-K (No 000-30093) filed on June 19, 2009.
(2)	Filed as an Exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.