Form 10-K
period 2009-12-31
WEBSENSE INC
filed 2010-02-25
CIK 1098277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2009 was approximately $787 million (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq Global Select Market for that date). Shares of Common Stock held by each officer, director and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 12, 2010 was 43,276,718.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 8, 2010 are incorporated by reference into Part III. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2009.

Certain exhibits filed with the registrant’s prior registration statements, periodic reports on forms 8-K, forms 10-K and forms
10-Q are incorporated herein by reference into Part IV of this Report.

Websense, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2009

PART I

Forward-Looking Statements

This report on Form 10-K may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

•	anticipated trends in revenue;

•	plans, strategies and objectives of management for future operations;

•	growth opportunities in domestic and international markets;

•	new and enhanced reliance on channels of distribution;

•	anticipated product enhancements or releases;

•	customer acceptance and satisfaction with our products, services and fee structures;

•	expectations regarding competitive products and pricing;

•	changes in domestic and international market conditions;

•	risks associated with fluctuations in currency exchange rates;

•	the impact of macroeconomic conditions on our customers;

•	expected trends in operating and other expenses;

•	anticipated cash and intentions regarding usage of cash, including risks related to the required use of cash for debt servicing;

•	risks related to compliance with the covenants in our senior secured credit facility;

•	risks associated with integrating acquired businesses and launching new product offerings;

•	changes in effective tax rates, tax laws and tax interpretations and statements related to tax audits;

•	risks related to changes in accounting interpretations;

•	the volatile and competitive nature of the Internet and security industries; and

•	the success of our brand development efforts.

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

Overview

We are a leading provider of information technology (IT) security solutions, including real-time Web security (including malware detection and removal), data security, and email security solutions. Our solutions are available as software installed on standard server hardware, as software pre-installed on optimized appliances, and as a software as a service offering (SaaS). Our products and services are sold to enterprises, small and medium sized businesses (SMBs), and Internet service providers through a network of value added resellers and original equipment manufacturer (OEM) arrangements.

Organizations rely on the Web and email to conduct business, frequently sending critical data outside network boundaries. At the same time, the cost and number of security breaches has increased, and regulatory compliance requirements have become more stringent. These trends support the need for effective Web and email security, integrated with data security capabilities.

Over the past 15 years, Websense has evolved from a reseller of computer security products to a leading developer and provider of IT security software solutions. Our first Web filtering software product was released in 1996 and prevented access to inappropriate Web content. Since then, we have focused on adapting our Web filtering and content classification capabilities to address changing Internet use patterns and the growing incidence of Web-based criminal activity, as well as integrating Web security with email security and data security solutions.

Today, our customers use our solutions to protect their networks and data from external Web- and email-based attacks and internal threats of data loss from employee errors, insecure business practices and malfeasance.

Our portfolio of Web security, data security and email and messaging security software allows organizations to:

•	dynamically categorize user generated and other dynamic Web 2.0 content;

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

We derive the majority of our revenue from our Web security and email security offerings and expect that a majority of our revenues will continue to come from these products for several years. The market for data loss prevention (DLP) solutions is still in the early phases of development, and therefore will only comprise a small percentage of our revenues in 2010 even though we anticipate sales growth in 2010.

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

Industry Background

As part of their overall business strategies, many organizations use the Internet to enable critical business applications that are accessed over their corporate networks. Many employees also use their organization’s computing resources for recreational “Web surfing,” peer-to-peer file sharing, downloading of high-bandwidth content, instant messaging and other personal matters. In recent years, the same activities that made employees efficient and productive—doing research over the Internet, sharing files and sending instant messages and emails to customers and co-workers—have also made IT infrastructures and valuable corporate data vulnerable to external threats such as malicious code, spyware, viruses, trojan horses and phishing and pharming exploits. The modern Web is characterized by dynamic, user-generated content, rendering traditional security measures against these threats inadequate.

Additionally, as organizations create collaborative networks with their customers, suppliers, technology partners and other stakeholders, they increase the amount of confidential and sensitive data that travels across these networks. The growing adoption of cloud-based applications and SaaS offerings further blurs the boundaries of organizations’ networks and has accelerated the amount of data leaving an organization. Securing this sensitive data from loss due to inadequate business process controls, employee error and malfeasance, as well as undetected data-stealing malicious code, has become a top priority for IT executives.

To provide effective IT security in this environment, organizations must be able to manage who uses what information, as well as where and how the information can be sent or shared. Real-time analysis and dynamic categorization of internal content, Web sites, and new threats is necessary to keep up with changing Web content, newly created internal information, and mutating threats. Enforcement policies must be user, content and destination aware to provide protection without hindering established business processes. As a result, we believe there is a significant opportunity for integrated real-time Web security, data security and email security solutions that continuously monitor Web, data and email traffic and apply use policies based on deep content analysis and dynamic categorization.

Our Products and Services

Our products protect data and users from threats to information security and productivity loss and can be grouped into three categories: Web security (URL filtering and real-time scanning of Web traffic), data security (our DLP offering), and email and messaging security. Our Web and email security products are available as software installed on standard server hardware, as software installed on an optimized V-series appliance, or as a SaaS offering. Our data security products are available as server-based software or integrated on our Web security appliance. In April 2010, we plan to expand the capabilities of these products with the launch of our Triton™ single platform management console which will deliver unified content analysis and management. Collectively, these products provide customers with Essential Information Protection™, allowing IT administrators to manage who uses what information, where it can go and how.

We typically sell subscriptions to our products in 12, 24 or 36 month durations based on the number of seats or devices to be managed. Revenues from sales of subscriptions to Web filtering and security solutions and related add-on products accounted for the majority of our revenues in 2009, 2008 and 2007.

Web Security

Our Web security solutions range from basic URL filtering that mitigates the productivity loss and legal exposure associated with unmanaged Web use, to our advanced network-based Web security that scans Web traffic and sites for malicious code and inappropriate content in real-time. Our Web security solutions and our Triton management console, expected to be released in April 2010, will share a common code base to facilitate upgrades and reduce our customers’ overall cost of ownership.

Our Web security solutions integrate with an organization’s network server, proxy server, switch, router or firewall and are designed to work in networks of virtually any size and configuration. Websense Web Security solutions can support organizations ranging in size from small businesses to very large organizations. We currently offer four separate deployment options and a hybrid solution:

•	integrated deployment on a separate server that is tightly integrated with the network gateway platform to offer pass-through filtering to maximize stability, scalability and performance;

•	stand-alone deployment utilizing a network agent to deliver pass-by filtering capabilities in a network environment;

•	embedded deployment on an appliance that we sell to reduce hardware expense and enhance ease-of-use, particularly in remote locations;

•	as a SaaS deployment; and

•	as a hybrid combination of on-premise software and SaaS application managed from a single management console.

Our Web filtering and Web security solutions use our policy enforcement software in conjunction with our databases of categorized Web sites, protocols and malicious applications to give business managers the ability to automate the enforcement of highly customized Internet and application use policies for different users and groups within the business. The software allows organizations to manage employees’ use of the Internet by filtering access to Web sites and Internet protocols while providing multiple options for identifying, analyzing and reporting on Internet activity and the risks associated with employee computing.

Our Websense® Security Labs™ populates our Web filtering and Web security databases using a proprietary process of automatic content assessment and classification, with manual verification. Our systems scan more than 180 million Web sites and 100 million emails daily for new Web-based and email-based threats. Additionally, our experience with the characteristics, behavior and reputations of malicious Web sites allows us to dynamically classify uncategorized sites and content, including user-generated content on the Internet (“Web 2.0 content”), and malicious applications as they are discovered.

Websense Web Filter. Websense Web Filter enables employers to proactively analyze, report and manage employee access to Web sites based on the content of the requested Web site. Our software application works in conjunction with a database of categorized Web sites to provide patented flexibility for managers when customizing, implementing and modifying Internet access policies for various groups, user types and individuals. A graphical interface enables business managers to define the categories of Web sites to which access will be managed. The filtering software examines each Internet access request, determines the category of the requested Web site and applies the policies that have been defined by the company. Some examples of management options include:

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

Websense Web Security. Websense Web Security combines the functionality and database categories of the basic Websense Web Filter with additional security-specific categories as well as several additional services, including Real Time Security Updates™, for a bundled price.

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

Websense Hosted Web Security. Websense Hosted Web Security is a SaaS offering that directs a customer’s Web site requests to a centralized server hosted by Websense “in the cloud” that provides Web malware protection and granular Web filtering without the need for the customer to maintain an on-site server-based solution. The SaaS deployment model provides centralized policy management for any type of environment, including those companies with remote locations, home offices, and mobile laptops. Hosted Web Security can be deployed as a complete Web filtering and security solution or it can be layered with existing on-premise Web security to provide additional layers of Web malware protection.

Reporting and Analysis. All Websense Web filtering and security solutions include several reporting modules to meet the information needs of different management groups.

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

V-Series Appliances

Our V-Series appliances, including our V10000 appliance which launched in 2009 and our V5000 appliance expected to be launched in 2010, are optimized hardware appliances for our software products offering a combination of performance and flexibility that simplifies deployment for our customers by consolidating multiple security functions in a single hardware platform. V-Series appliances significantly reduce deployment time and operational costs for Websense Web Security Gateway customers, while meeting large enterprise scalability requirements. V-Series appliances also integrate with the Websense SaaS platform to offer customers the flexibility to deploy and manage their content security solutions how and where they need it.

Data Security

Our DLP products protect against the loss of confidential information due to internal threats, such as inadequate business process controls, employee error and malfeasance, and undetected malicious code embedded in the network. We have integrated our data security policy controls with our Web security solutions to provide visibility into data use within the network as well as visibility into the data’s destination when it leaves the network via email, instant messaging, peer-to-peer networking or download to external device. This integrated approach allows managers to set comprehensive internal and external data use policies that enable critical business processes while preventing data loss through data transmission and exchange, including email, Web, USB, and other channels.

Websense Data Security Suite. Websense Data Security Suite is an integrated DLP solution that protects against data loss by identifying and categorizing sensitive or confidential data based on its characteristics, monitoring the movement of sensitive data throughout the network and enforcing pre-determined usage and movement policies. The Websense Data Security Suite leverages our knowledge of high-risk Web sites to prevent the transfer of sensitive or confidential data via email, Web, USB, and other channels.

The Websense Data Security Suite:

•	discovers and identifies data stored on a network-connected device (data-at-rest);

•

monitors and prevents sensitive data from unauthorized distribution in outgoing and internal communications, including email, instant messaging, Internet (FTP and http) and Web-based email (data-in-motion);

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

The Websense Data Security Suite is available in four modules: Data Discover, Data Monitor, Data Protect and Data Endpoint.

•

Data Discover. Websense Data Discover provides organizations with discovery and classification of confidential information stored on network desktops, laptops, and file servers. It includes digital fingerprinting technology to identify virtually any type of data (e.g., customer data, intellectual property and other confidential data), and robust reporting and incident workflow to manage data at rest. Websense Data Discover provides situational awareness of where confidential data is stored to assess whether it is at risk of leaking outside the organization, and helps manage compliance and risk.

•

Data Monitor. Websense Data Monitor provides enterprise-wide auditing of a broad array of communications channels, including the Web, email, network printing, and instant messaging. It includes over 800 built-in policy templates for regulatory compliance and corporate governance, as well as digital fingerprinting technology to identify confidential data in motion. Websense Data Monitor helps organizations audit business processes with an advanced policy framework that identifies who is sending what data where, and how, providing actionable intelligence and a set of remediation tools to reduce risk of data leakage and manage compliance.

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

•

Data Endpoint. Websense Data Endpoint extends our DLP technology to the endpoint (the individual user device, such as a desktop computer, laptop computer or mobile data device), including the ability to discover, monitor, and protect confidential data whether the user is on or off the network. It includes fingerprinting and over 800 policy templates for data identification and can prevent data loss even if the user is offline. The Websense Data Endpoint’s protection extends to mediums such as USB devices, local printing, instant messaging, and for such actions as copy/paste and print screen.

Email and Messaging Security

Our email and messaging security solutions include our on-premise and SaaS email filtering solutions to provide protection from spam and viruses, as well as basic inbound and outbound content filtering that enforces corporate governance policies. The information we compile through our ThreatSeeker Network is used to detect and stop unwanted emails that contain inappropriate and malicious URLs. Our email and messaging security solutions also allow organizations to manage confidential data and inappropriate content in outbound emails.

Websense Hosted Email Security. Websense Hosted Email Security is a SaaS offering that directs customer email traffic to a centralized server hosted by Websense “in the cloud” that filters email traffic without the need for the customer to install software on an on-site server in order to protect against viruses, spam, and phishing before they reach the customers’ network. Our service will also encrypt sensitive email before forwarding such email to its destination. Websense Hosted Email Security can be deployed in one of four available modules, as a complete email filtering and security solution or layered with existing on-premise email filtering security to create a hybrid solution that provides additional layers of anti-spam protection and content filtering.

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

We continue to sell renewal subscriptions to SurfControl Web Filter and SurfControl Mobile Filter, and have enhanced these solutions by supplementing the SurfControl URL database with additional Web filtering and security coverage provided by Websense Security Labs and ThreatSeeker technology. We no longer accept new subscriptions to these products from customers. In addition, we continue to sell new and renewal subscriptions to SurfControl RiskFilter within China.

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

•

Professional Services. Websense Professional Services assists customers through consulting engagements staffed by Websense certified engineers who assess, plan, design and optimize Websense Web, data or email security solutions for the customers’ business environment.

Customers

Our customers range from companies with as few as 10 employees to members of the Global 1,000 and to government agencies and educational institutions. Ingram Micro, our broad-line distributor for North America, accounted for approximately 30% and 23% of our revenue during 2009 and 2008, respectively. Ingram Micro sold subscriptions through approximately 1,400 resellers in North America in 2009.

Sales, Marketing and Distribution

Sales. Our sales strategy is to increase sales to new customers and increase subscription renewals, upgrades and other incremental business to existing customers by expanding our security offerings and increasing the number and productivity of the resellers and distributors that sell our products. We sell our products and services primarily through indirect channels. For 2009 and 2008, indirect channel sales comprised over 90% of total revenues. We expect that trend will continue in 2010 with the vast majority of our revenue being derived from sales through indirect channels, including distributors and value-added resellers that sell our products to end-users.

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

Internationally, we sell our products through a multi-tiered distribution network of distributors and resellers in over 120 countries, who in turn sell our products to customers located in over 150 countries.

Our channel sales efforts are coordinated worldwide through an internal sales team of approximately 250 individuals located in our key markets. Our internal sales force focuses on new customer acquisitions, strategic account management and lead generation for our channel partners. Certain customers, who are typically large organizations, from time to time require that we sell directly to them. We also have several arrangements with original equipment manufacturers (“OEMs”) that grant OEM customers the right to incorporate our products into the OEM’s products for resale to end-users.

In 2009, we generated 50% of our total revenue from customers outside of the United States. Revenue generated in the United Kingdom represented approximately 14% of our total revenue during 2009. See Note 5 of Notes to Consolidated Financial Statements for further explanation of our revenue based on geography. Our current international efforts are focused on expanding our indirect sales channels in Europe, Asia/Pacific and Latin America. Our continuing reliance on sales in international markets exposes us to risks attendant to foreign sales. See “Item 1A. Risk Factors—Sales to customers outside the United States have accounted for a significant portion of our revenue, which exposes us to risks inherent in international sales.”

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

Ingram Micro. Through our joint marketing programs, our North American broad-line distributor, Ingram Micro, focuses its efforts on recruiting and servicing resellers focused on selling to the small and medium-sized business (“SMB”) segment, and on building awareness and demand within our existing North America channel partner base. Ingram Micro accounted for approximately 30% and 23% of our revenue during 2009 and 2008, respectively. Ingram Micro sold subscriptions through approximately 1,400 resellers in North America in 2009. Our agreement with Ingram Micro is not subject to any minimum sales obligations or obligations to market our products to its customers, the agreement is non-exclusive and either we or Ingram Micro can terminate the agreement at any time without cause.

Technology Integrations. Websense solutions integrate with a variety of solution vendors and information technology platforms. Our objective is for Websense products to be available for virtually any network environment desired by a customer.

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
• Riverbed
• SonicWALL
• Stratacache
• Sun Microsystems

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

Research and Development

We maintain research and development facilities in San Diego and Los Gatos, California; Reading, England; Beijing, China and Ra’anana, Israel. Our research and development department is divided into several groups, which include content operations, security research, software development, quality and assurance, and documentation. Individuals in different locations are grouped along product lines and work as part of cross-disciplinary teams designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. In the last three years ending December 31, 2009, 2008 and 2007, we have spent approximately $53 million, $53 million and $41 million, respectively, on research and development activities.

Competition

The market for our products is fragmented, highly and increasingly competitive, quickly evolving and subject to rapid technological change. Increased competition and pricing pressures generally could result in reduced sales, reduced renewals and/or seat growth from existing customers, reduced margins or failure of our products to achieve or maintain more widespread market acceptance. Competitors vary in size and in the scope and breadth of the products and services they offer. Our current principal competitors include:

•

companies offering Web filtering and Web security solutions, such as Microsoft, Symantec/Message Labs, McAfee, Cisco Systems, Juniper Networks, Trend Micro, Google, BrightCloud, Cisco Systems/ScanSafe, Blue Coat Systems, Aladdin, FaceTime, St. Bernard Software, M86 Security/Finjan, Clearswift, Sophos, Barracuda Networks, Digital Arts and Computer Associates;

•

companies integrating Web filtering into specialized security appliances, such as Blue Coat Systems, Cisco Systems, McAfee, WatchGuard, Check Point Software, St. Bernard Software, Barracuda Networks, Juniper Networks, Trend Micro, SonicWALL, Sophos, Network Box and M86 Security/Finjan;

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

•

companies offering on-demand email and Web security services, such as Google, Symantec/Message Labs, McAfee, Webroot, St. Bernard Software, Purewire, BrightCloud, Zscaler, Trend Micro and Cisco Systems/ScanSafe;

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

Intellectual Property Rights

Our intellectual property rights are important to our business. We rely on a combination of trademark, copyright, patent and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and the Websense brand. We generally distribute our products under subscription agreements that grant customers a right to use our products and receive daily database updates for a specified term and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. In addition, our policy is to enter into confidentiality and invention assignment agreements with all employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. These protections, however, may not be adequate to protect our intellectual property rights.

We have registered our Websense trademark in the United States, Japan, the European Union, Canada, Australia, China, Switzerland, Norway, Mexico, Colombia, Argentina, Singapore, South Africa, Taiwan, Brazil, Iceland, India, Morocco, Peru, Singapore and Turkey. In addition, we have registrations for other Websense trademarks pending in several other countries. Effective trademark protection may not be available in every country where our products are available.

We seek to protect the source code of our products as trade secrets and as unpublished copyrighted works. We currently have 19 patents issued in the United States, 27 patents issued internationally, 42 patent applications pending in the United States and 64 pending international patent applications that seek to protect our proprietary database and Web filtering technologies, ThreatSeeker Web security technology and DLP and content distribution technology, including our PreciseID™ digital fingerprinting. No assurance can be given that any pending patent applications will result in issued patents.

Employees

As of December 31, 2009, we had 1,452 employees worldwide, including 282 in cost of revenue departments, 597 in selling and marketing, 441 in research and development and 132 in administration. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

Executive Officers

Our executive officers and their ages as of February 15, 2010 are as follows:

Name	Age	Position(s)
Gene Hodges	58	Chief Executive Officer
John McCormack	50	President
Douglas C. Wride	56	Chief Operating Officer
Didier Guibal	47	Executive Vice President, Worldwide Sales
Arthur S. Locke III	46	Sr. Vice President and Chief Financial Officer
Michael A. Newman	40	Sr. Vice President, General Counsel and Secretary

Gene Hodges has been the Chief Executive Officer of Websense since January 2006, and was Websense’s President from January 2006 to April 2007. He has been a Director of Websense since January 2006. Prior to joining Websense, Mr. Hodges served as President of McAfee, Inc. from November 2001 to January 2006. Mr. Hodges served as President of the McAfee Product Group from January 2000 to November 2001. From August 1998 to January 2000, he served as Vice President of Security Marketing. Mr. Hodges received a B.A. in Astronomy from Haverford College and completed the Harvard Advanced Management Program for business executives.

John McCormack has served as President of Websense since April 2009. Previously, Mr. McCormack served as Senior Vice President, Product Development from July 2006 to April 2009. From October 2005 until May 2006, Mr. McCormack was Vice President of Engineering for Symantec Corporation, a publicly-traded security software company. Mr. McCormack joined Symantec through the acquisition of Sygate Technologies, Inc., where he was Senior Vice President of Product Development from May 2004 to October 2005. From 1997 to 2004, Mr. McCormack served in various capacities with Cisco Systems, Inc., a publicly-traded computer hardware and software company, most recently as General Manager of the Secure Managed Networks Business Unit. Mr. McCormack received his Masters degree in Engineering Management from George Washington University and a B.S. in Computer Science from the University of New Hampshire.

Douglas C. Wride became Websense’s Chief Operating Officer in January 2009. Mr. Wride previously served as Websense’s President from April 2007 to April 2009 and as Chief Financial Officer from June 1999 until August 2007 and again from March 2009 to July 2009. From March 1997 to December 1998, Mr. Wride served as Chief Financial Officer of Artios, Inc., a provider of hardware and software design solutions to companies in the packaging industry. Mr. Wride also served as Chief Operating Officer of Artios from July 1997 to December 1998. Mr. Wride is a C.P.A. (inactive) and received his B.S. in Business/Accounting from the University of Southern California.

Didier Guibal has served as Websense’s Executive Vice President, Worldwide Sales since July 2009. Mr. Guibal was previously President of Panda Security, a provider of IT security solutions from April to October 2008. From May 2000 to January 2007, Mr. Guibal was a Vice President of Sales at Rightnow Technologies, Inc., a publicly traded provider of SaaS enterprise solutions. From April 1996 to April 2000, Mr. Guibal was employed by McAfee, Inc., ultimately serving as Vice President of Sales-Americas. Mr. Guibal received a master’s degree in business at Sup de Co-Business School in Montpellier, France.

Arthur S. Locke III has served as Senior Vice President, Chief Financial Officer of Websense since July 2009. Mr. Locke was previously employed by MicroStrategy Incorporated, a publicly traded worldwide provider of business intelligence software and services, from January 2001 to March 2009, ultimately serving as Executive Vice President, Finance and Chief Financial Officer. Mr. Locke is a C.P.A. and received a Bachelor of Science in Business Administration (BSBA) in Accounting and Computer Systems from American University.

Michael A. Newman has served as Senior Vice President, General Counsel and Secretary of Websense since August 2007, after serving as Websense’s Vice President and General Counsel from September 2002 to August 2007. From April 1999 to September 2002, Mr. Newman served in the legal department of Gateway, Inc., a publicly-traded PC manufacturer, and prior to that, Mr. Newman practiced as an attorney in the San Diego offices of Cooley Godward, LLP and Latham & Watkins LLP, two of California’s leading law firms. Mr. Newman received his B.S. in Business Administration from Georgetown University, and a J.D. from Harvard Law School.

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

The global economy has been experiencing a period of unprecedented volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from governments and regulatory agencies worldwide. We believe that financial distress and associated headcount reductions implemented by certain of our end user customers have caused these customers to choose shorter contract durations and/or reduce the number of seats under subscription and in some cases, have caused customers not to renew contracts at all. While the number of distressed customers appears to have stabilized, we expect this trend to continue until there is a broad worldwide economic recovery and positive job growth. These trends may negatively impact the duration and scope of contract renewals and, in some cases, may result in customer losses. Credit markets may also adversely affect our resellers through whom our distributors distribute products and limit the credit value-added resellers may extend to their customers. The volatility of currency exchange rates can also significantly affect sales of our products denominated in foreign currencies. In addition, events in the global financial markets may make it difficult for us to access the credit markets or to obtain financing or refinancing, if needed, on satisfactory terms or at all.

Our future success depends on our ability to sell new, renewal and upgraded subscriptions to our security products.

Substantially all of our revenue for the fiscal year ended December 31, 2009 was derived from new and renewal subscriptions to our Web filtering and Web security products, and we expect that a significant majority of our sales for 2010 will continue to be derived from our Web filtering and Web security products, including our Web Security Gateway. We expect sales of our V-Series appliances, DLP products, SaaS offerings and other products under development to comprise a relatively small portion of our overall sales in 2010, but represent a meaningful portion of our sales growth in 2010. If our products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we cannot sufficiently increase our customer base with the addition of new customers and upgrade subscriptions for additional product offerings from existing customers or renew a sufficient number of customers, we will not be able to grow our business to meet expectations.

Subscriptions for our Web security, data security and email security products typically have durations of 12, 24 or 36 months. Our revenue depends upon maintaining a high rate of sales of renewal subscriptions and adding additional product offerings to existing customers as well as new customer sales. Our customers have no obligation to renew their subscriptions upon expiration, and if they renew, they may elect to renew for a shorter duration than the previous subscription period. As a result of macroeconomic conditions, our customers may elect to renew subscriptions for shorter durations and may reduce their subscribed products due to contractions of work forces of their respective organizations. This may require increasingly costly sales efforts targeting senior management and other management personnel associated with our customers’ Internet and security infrastructure. We may not be able to maintain or continue to generate increasing revenue from existing customers.

Failure of our security products, including our security gateway products, DLP products, SaaS security solutions and our new V-series appliance platform, to achieve more widespread market acceptance will seriously harm our business.

Our ability to generate revenue growth depends on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our security gateway offerings. We now sell our next generation Web content gateway to address emerging Web 2.0 threats, Websense Web Security Gateway, as well as our V10000 appliance pre-loaded with our software. We also sell the Websense Data Security Suite, our DLP offering for the data security market, Websense Hosted Web Security and Websense Hosted Email Security, our SaaS offerings, and Websense Email Security, our email filtering solution. In April 2010, we will introduce our Triton unified security architecture, which combines our products into a single platform, and during 2010 we will also release our V5000 appliance. We continue to develop and release products in accordance with our announced product roadmap. We may not be successful in achieving market acceptance of these or any new products that we develop and may be unsuccessful in obtaining incremental sales as a result. If we fail to continue to upgrade and diversify our products, we could lose revenue from renewal subscriptions for our Web filtering products as these products become more of a commodity.

Our V-series appliance platform exposes us to risks inherent with the sale of hardware, to which we were not previously exposed as a software company.

With the launch of our V10000 appliance in 2009 and the scheduled release of our V5000 appliance in 2010, we are now selling a product that is hardware-based and not solely software-based. Our V-series appliances are manufactured by a third-party contract manufacturer, and a third-party logistics company is providing logistical services, including product configuration and shipping. Our ability to deliver our V-series appliances to our customers could be delayed if we fail to effectively manage our third-party relationships or if our contract manufacturer or logistics provider experiences delays, disruptions or quality control problems in manufacturing, configuring or shipping the appliance. If our third-party providers fail for any reason to manufacture and deliver the V-series appliances with acceptable quality, in the required volumes, and in a cost-effective and timely manner, it could be costly to us, as well as disruptive to product shipments. In addition, supply disruptions or cost increases could increase our cost of goods sold and negatively impact our financial performance. Our V-series appliance platform may also face greater obsolescence risks than our pure software products.

Our revenue is derived almost entirely from sales through indirect channels and we depend upon these channels to create demand for our products.

Our revenue has been derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Although we rely upon these indirect channels of distribution, we also depend upon our internal sales force to generate sales leads and sell products through the reseller network. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 30% of our revenue during the fiscal year ended December 31, 2009. Should Ingram Micro experience financial difficulties, difficulties in collecting their accounts receivable or otherwise delay or prevent our collection of accounts receivable from them, our revenue and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenue and cash flow could be adversely affected. Our indirect sales model involves a number of additional risks, including:

•	our resellers and distributors, including Ingram Micro, are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	we cannot control the level of effort our resellers and distributors expend or the extent to which any of them will be successful in marketing and selling our products;

•

we cannot assure that our channel partners will market and sell our newer product offerings such as our security-oriented offerings, our Web Security Gateway, our V-series appliances, our DLP offerings or our SaaS security products;

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on the effectiveness of internal control over financial reporting.

In our annual and quarterly reports (as amended) for the periods from December 31, 2008 through September 30, 2009, we reported material weaknesses in our internal control over financial reporting which related to our revenue recognition under original equipment manufacturer (OEM) contracts and our computation of our income tax benefit for the year ended December 31, 2008. As described in “Part II—Item 9A. Controls and Procedures” of this report, we have taken a number of actions to remediate these material weaknesses, which include reviewing and designing enhancements to certain of our controls and processes relating to revenue recognition and the computation of the income tax provision as well as conducting additional training in these areas. Based upon these remediation actions, management concluded that the material weaknesses described above have been remediated as of December 31, 2009.

Although we believe we have taken appropriate actions to remediate the material weaknesses we cannot assure you that we will not discover other material weaknesses in the future. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be harmed.

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

Our current principal competitors include:

•

companies offering Web filtering and Web security solutions, such as Microsoft, Symantec/Message Labs, McAfee, Cisco Systems, Juniper Networks, Trend Micro, Google, BrightCloud, Cisco Systems/ScanSafe, Blue Coat Systems, Aladdin, FaceTime, St. Bernard Software, M86 Security/Finjan, Clearswift, Sophos, Barracuda Networks, Digital Arts and Computer Associates;

•

companies integrating Web filtering into specialized security appliances, such as Blue Coat Systems, Cisco Systems, McAfee, WatchGuard, Check Point Software, St. Bernard Software, Barracuda Networks, Juniper Networks, Trend Micro, SonicWALL, Sophos, Network Box and M86 Security/Finjan;

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

•

companies offering on-demand email and Web security services, such as Google, Symantec/Message Labs, McAfee, Webroot, St. Bernard Software, Purewire, BrightCloud, Zscaler, Trend Micro and Cisco Systems/ScanSafe;

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

In October 2007, we borrowed $210 million under the Senior Credit Agreement and $87 million remained outstanding as of December 31, 2009. As a result, we are incurring interest expense for the amounts we borrowed under the senior secured term loan, and our income from our cash, cash equivalents and marketable securities has declined as we used a significant portion of our cash and marketable securities to fund a portion of the acquisition cost and have continued to use cash from operations to pay down debt and repurchase our common stock. This debt and the limitations our senior secured credit facility impose on us could have important consequences, including:

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

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented 50% of our total revenue generated during the fiscal year ended December 31, 2009 compared with 46% of our total revenue during the fiscal year ended December 31, 2008. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

Fluctuations in foreign currency exchange rates could materially affect our financial results.

A significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies so if the U.S. dollar weakens, our consolidated operating expenses would increase. Should the U.S. dollar strengthen, our products may become more expensive for our international customers with subscription contracts denominated in U.S. dollars, and as a result, our results of operations and net cash flows from international operations may be adversely affected, especially if the trend continues of international sales growing as a percentage of our total sales. Changes in currency rates also impact our future revenue under subscription contracts that are not denominated in U.S. dollars as we bill certain international customers in Euros, British Pounds, Australian Dollars, Chinese Renminbi and Japanese Yen. Our revenue and deferred revenue for these currencies are recorded in U.S. dollars when the subscription is signed based upon currency exchange rates in effect on the last day of the previous month before the subscription agreement is signed. This increases our risks associated with fluctuations in currency exchange rates since we cannot be assured of receiving the same U.S. dollar equivalent as when we bill exclusively in U.S. dollars. During the first three quarters of 2009, due to the strengthening of the U.S. dollar, we experienced a reduction in subscription amounts as recorded in U.S. dollars relative to the foreign currency in which the subscription was priced to the customer. As a result, the strengthening of the U.S. dollar for current sales has reduced our future revenue from these contracts, even though these foreign currencies may strengthen during the term of these subscriptions. This trend reversed itself during the fourth quarter of 2009 but currency exchange rates remain volatile and our future revenue could be adversely affected by currency fluctuations. We engage in currency hedging activities with the intent of limiting the risk of exchange rate fluctuations, but our foreign exchange hedging activities also involve inherent risks that could result in an unforeseen loss. If we fail to properly forecast our billings, expenses and currency exchange rates these hedging activities could have a negative impact.

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

We may spend significant time and money on research and development to design and develop our Triton management console, V-series appliances, content gateway products, DLP products and our SaaS security products. If these products fail to achieve broad market acceptance in our target markets, we may be unable to generate significant revenue from our research and development efforts. As a result, our business, results of operations and financial condition would be adversely impacted.

If we fail to maintain adequate operations infrastructure, we may experience disruptions of our SaaS offerings.

Any disruption to our technology infrastructure or the Internet could harm our operations and our reputation among our customers. Our technology and network infrastructure is extensive and complex, and could result in inefficiencies or operational failures. These potential inefficiencies or operational failures could diminish the quality of our products, services, and user experience, resulting in damage to our reputation and loss of current and potential subscribers, and could harm our operating results and financial condition. Any disruption to our computer systems could adversely impact the performance of our SaaS offerings and hybrid service offerings, our customer service, our delivery of products or our operations and result in increased costs and lost opportunities for business.

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

Our worldwide income tax provisions and other tax accruals may be insufficient if any taxing authorities assume taxing positions that are contrary to our positions and those contrary positions are sustained.

Significant judgment is required in determining our worldwide provision for income taxes and for our accruals for state, federal and international income taxes together with transaction taxes such as sales tax, VAT and GST. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is consistent with prevailing legislative interpretation, no assurance can be given that the final tax authority review of these matters will agree with our historical income tax provisions and other tax accruals. Such differences could have a material effect on our income tax provisions or benefits, or other tax accruals, in the period in which such determination is made, and consequently, on our results of operations for such period.

From time to time, we are also audited by various state, federal and tax authorities of other countries in which we operate. Generally, the tax years 2005 through 2008 could be subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, tax years 2004 through 2008 could be subject to examination by the respective tax authorities. We are currently under examination by the respective tax authorities for tax years 2005 to 2007 in the United States, for 2006 to 2007 in the United Kingdom and for 2006 to 2008 in Israel. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and any appeals process.

As each audit progresses and is ultimately concluded, adjustments, if any, will be recorded in our financial statements from time to time in light of prevailing facts based on our and the taxing authority’s respective positions on any disputed matters. We provide for potential tax exposures by accruing for uncertain tax positions based on judgment and estimates including historical audit activity. If the reserves are insufficient or we are not able to establish a reserve under GAAP prior to completion or during the progression of any audits, there could be an adverse impact on our financial position and results of operations when an audit assessment is made. In addition, our external costs of contesting and settling any dispute with the tax authorities could be substantial and adversely impact our financial position and results of operation.

During the fourth quarter of 2009, the U.S. Internal Revenue Service (the “IRS”) issued Notices of Proposed Adjustment related to the cost sharing arrangement between our U.S. parent company and our Irish subsidiary, including the amount of cost sharing buy-in, as well as with respect to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $17.7 million, of which $13.5 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate.

We believe the IRS’s positions with respect to the proposed adjustments to our cost sharing arrangements, including the amount of cost sharing buy-in, our research and development tax credits, and our deductions for equity compensation are inconsistent with applicable tax law, and that we have meritorious defenses to our positions. Accordingly, we are vigorously defending our positions, including as necessary and appropriate, utilizing our rights to appeal as well as other legal remedies. While we believe the IRS’s asserted positions on these matters are not supported by applicable law, we may be required to make additional payments in order to resolve these matters.

In particular, the IRS has identified and is aggressively pursuing cost sharing arrangements between domestic and international subsidiaries, including the amount of the buy-in, as a potential area for audit exposure for many companies. If this matter is litigated and the position proposed by the IRS were sustained, our results of operations for periods when any new liability is incurred would be materially and adversely affected. We also cannot predict what impact an adverse result could have on our future income tax rate, which could adversely impact our results of operations.

Any failure to protect our proprietary technology would negatively impact our business.

Intellectual property is critical to our success, and we rely upon patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our Websense brands. We rely on trade secrets to protect technology where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, collaborators and consultants to enter into confidentiality agreements, we cannot assure that these agreements will not be breached or that we will have adequate remedies for any breach. We may not be able to adequately protect our trade secrets or other proprietary information in the event of any unauthorized use or disclosure, or the lawful development by others of such information.

We have registered our trademarks in several countries and have registrations for the Websense trademark pending in several other countries. Effective trademark protection may not be available in every country where our products are available. Furthermore, any of our trademarks may be challenged by others or invalidated through administrative process or litigation.

We currently have 19 patents issued in the United States and 27 patents issued internationally, and we may be unable to obtain further patent protection in the future. We have other pending patent applications in the United States and in other countries. We cannot ensure that:

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

Substantially all of our revenue comes from the sale of subscriptions to our products, including our SaaS offerings. Upon execution of a subscription agreement or receipt of royalty reports from OEM customers, we invoice our customers for the full term of the subscription agreement or for the period covered by the royalty report from OEM customers. We then recognize revenue from customers daily over the terms of their subscription agreements, or performance period under the OEM contract, as applicable, which, in the case of subscriptions, typically have durations of 12, 24 or 36 months. As a result, a majority of the revenue we report in each quarter is derived from deferred revenue from subscription agreements and OEM contracts entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products, before these downturns are reflected by declining revenues.

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

Acquisitions involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel of the acquired company;

•	potential loss of customers and OEM relationships of the acquired company;

•	diversion of financial and management resources from existing operations and core businesses;

•	risk of entering new markets;

•	potential loss of key employees of the acquired company;

•	integrating personnel with diverse business and cultural backgrounds;

•	preserving the development, distribution, marketing and other important relationships of the companies;

•	assumption of liabilities of the acquired company, including debt and litigation;

•	inability to generate sufficient revenue from newly acquired products and/or cost savings needed to offset acquisition related costs; and

•	the continued use by acquired companies of accounting policies that differ from GAAP, such as policies related to the timing of revenue recognition.

Acquisitions may also cause us to:

•	issue equity securities that would dilute our current stockholders’ percentage ownership;

•	assume certain liabilities, including liabilities that were not detected at the time of the acquisition;

•	incur additional debt, such as the debt we incurred to partially fund the acquisition of SurfControl;

•	make large and immediate one-time write-offs for restructuring and other related expenses;

•	become subject to intellectual property or other litigation; and

•	create goodwill and other intangible assets that could result in significant impairment charges and/or amortization expense.

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

Our corporate headquarters and principal offices are located in San Diego, California, where we have leased approximately 105,000 square feet as of December 31, 2009. This lease expires in December 2013 with an option to extend the lease for an additional five years. Our international headquarters and offices are located in Dublin, Ireland. We lease additional office space in Los Gatos, California; Reading and Congleton, England; Ra’anana, Israel; Sydney, Australia and Shanghai, Guangzhou and Beijing, China and have executive suite arrangements on monthly or annual arrangements, depending on the local market, relating to office space in the United Kingdom, Brazil, Dubai, France, Germany, Hong Kong, India, Italy, Japan, Singapore, Spain, Sweden, the Netherlands, Turkey and Dallas, Texas.

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

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year-ended December 31, 2009.

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

	Years Ended December 31,
	2009		2008
	High	Low	High	Low
First Quarter	$16.14	$9.77	$20.50	$16.06
Second Quarter	19.45	12.41	20.29	16.84
Third Quarter	18.09	14.64	23.99	16.83
Fourth Quarter	18.27	15.53	21.26	13.84

To date, we have neither declared nor paid any cash dividends on our common stock. We currently intend to retain all future cash flows from operations, if any, for use in the operation and development of our business and for debt repayment and stock repurchases and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. As of February 12, 2010, there were approximately 7,000 holders of record of our common stock. See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans.

Issuer Purchases of Equity Securities

In April 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. In August 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In July 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. In January 2010, Websense’s Board of Directors increased the size of its stock repurchase program by an additional 4 million shares, for a total program size of up to 16 million shares. We repurchased 2,284,915 shares in 2009, bringing the total number of shares repurchased as part of our stock repurchase program to 11,534,024.

The following table represents our purchases of equity securities during the fourth quarter of fiscal year 2009:

Month	Number of Shares Purchased During Month	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Be Purchased Under the Plan
October 2009	169,100	$17.32	10,987,748	1,012,252
November 2009	265,725	$16.08	11,253,473	746,527
December 2009	280,551	$17.04	11,534,024	465,976
Total	715,376	$16.75	11,534,024	465,976	*

*	In January 2010, our Board of Directors increased the maximum number of shares that may be purchased under the Plan by an additional 4 million shares.

Item 6.	Selected Financial Data

You should read the following selected financial data in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. We derived the statement of operations data for the years ended December 31, 2009, 2008 and 2007 and the balance sheet data as of December 31, 2009 and 2008 from our financial statements audited by Ernst & Young LLP, an independent registered public accounting firm, which appear elsewhere in this report. We derived the statement of operations data for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006 and 2005 from our financial statements audited by Ernst & Young LLP, an independent registered public accounting firm, which are not included in this annual report. Certain amounts in the selected financial data below have been reclassified to conform to the 2009 presentation. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except for per share data)
Statement of Operations Data:
Revenues	$313,713	$288,274	$210,307	$178,814	$148,636
Cost of revenues	50,806	48,160	29,140	15,274	10,642

Gross margin	262,907	240,114	181,167	163,540	137,994
Operating expenses:
Selling and marketing	166,910	175,365	126,247	80,135	55,288
Research and development	52,643	53,274	40,913	22,663	16,277
General and administrative	40,295	45,343	32,708	21,279	11,729

Total operating expenses	259,848	273,982	199,868	124,077	83,294

Income (loss) from operations	3,059	(33,868)	(18,701)	39,463	54,700
Interest expense	(7,084)	(13,134)	(4,308)	—	—
Other income, net	384	739	9,461	11,287	5,411

(Loss) income before income taxes	(3,641)	(46,263)	(13,548)	50,750	60,111
Provision (benefit) for income taxes	7,056	(19,484)	2,933	18,657	21,343

Net (loss) income	$(10,697)	$(26,779)	$(16,481)	$32,093	$38,768

Net (loss) income per share:
Basic	$(0.24)	$(0.59)	$(0.37)	$0.69	$0.82
Diluted	$(0.24)	$(0.59)	$(0.37)	$0.68	$0.79
Weighted average shares—basic	44,262	45,190	45,107	46,494	47,491
Weighted average shares—diluted	44,262	45,190	45,107	47,116	49,196

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash) and marketable securities	$83,296	$66,811	$87,733	$326,905	$320,389
Total assets	701,661	724,663	780,739	424,257	403,675
Deferred revenue	380,112	341,784	288,043	220,343	179,925
Long-term liabilities	232,641	261,965	322,829	71,804	60,807
Total stockholders’ equity	162,730	176,660	192,437	180,725	205,811

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report. See “Item 1A—Risk Factors” above regarding certain factors known to us that could cause reported financial information not to be necessarily indicative of future results.

Overview

We are a leading provider of information technology (IT) security solutions, including Web security (including malware detection and removal), data security, and email security solutions. Our solutions are available as software installed on standard server hardware, as software pre-installed on optimized appliances, and a software-as-a-service (SaaS) offering. Our products and services are sold to enterprises, small and medium sized businesses (SMBs), and Internet service providers through a network of value added resellers and original equipment manufacturer (OEM) arrangements. Our portfolio of URL filtering, real-time Web security, data loss prevention (DLP) and email anti-spam and security software allows organizations to:

•	dynamically categorize user generated and other dynamic Web 2.0 content;

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

Since we commenced operations in 1994, Websense has evolved from a reseller of computer security products to a leading provider of IT security software solutions, including Web security, URL filtering, DLP, email, anti-spam and messaging security solutions. Our first Web filtering software product was released in 1996 and prevented access to inappropriate Web content. Since then, we have focused on adapting our Web filtering and content classification capabilities to address changing Internet use patterns and the growing incidence of Web-based criminal activity, as well as integrating Web security with email security and data security solutions.

During 2009, we derived 50% of our revenue from international sales, compared with 46% for 2008, with the United Kingdom comprising approximately 14% and approximately 15% of our total revenue in 2009 and 2008, respectively. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

We utilize a two-tier distribution strategy in North America to sell our products, with an objective of increasing the number of value-added resellers selling our products and further extending our reach into the SMB market segment. Our distribution strategy outside North America also relies on a multi-tiered system of distributors and value-added resellers. Sales through indirect channels currently account for more than 90% of our revenue. Sales to Ingram Micro, our broad-line distributor who sells our products in North America through approximately 1,400 resellers, accounted for approximately 30% of our revenue in 2009 and 23% of our revenue in 2008. We also have several arrangements with OEMs that grant the OEM customers the right to incorporate our products into the OEM’s products for resale to end-users.

We sell subscriptions to our products, generally in 12, 24 or 36 month contract durations, based on the number of seats or devices managed. As described elsewhere in this report, we recognize revenue from subscriptions to our products, including our appliances and our add-on modules, on a daily straight-line basis commencing on the day the term of the subscription begins, over the term of the subscription agreement. We recognize revenue associated with OEM contracts ratably over the contractual period for which we are obligated to provide our services. We generally recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract and are fully expensed in the period the product and/or key is delivered. Our operating expenses in 2009 decreased as compared to 2008 primarily due to a reduction in the amortization of acquired intangible assets, the elimination of the majority of the restructuring and integration costs related to the SurfControl acquisition and the favorable movement of currency exchange rates. These cost reductions were only partially offset in 2009 by our expanded selling and marketing efforts, continued product research and development and investments in administrative infrastructure to support subscription sales that we will recognize as revenue in subsequent periods.

In October 2007, we closed our acquisition of SurfControl and as a result incurred an operating loss under GAAP during the fourth quarter of 2007 and for the fiscal years 2007 and 2008. Similar to Websense, SurfControl sold products primarily under subscriptions whereby revenues were recorded ratably over the term of the agreement. Under purchase accounting, we wrote off $101.1 million of the deferred revenue of SurfControl, leaving a balance of $19.7 million. This adjustment reflected the fair value of the post-contract technical support services that is recognized daily in accordance with our revenue recognition policy. In connection with the acquisition, we incurred restructuring costs primarily in connection with reducing SurfControl headcount and eliminating redundant facilities. As of the acquisition date, we also immediately started to incur the expenses of operating the SurfControl operations as well as recording the amortization of the acquired intangibles. Given our deferred revenue as of December 31, 2009, our subscriptions up for renewal in 2010 for which we will recognize a portion of the total billing as revenue and the elimination of many of the non-recurring acquisition related expenses, we currently expect to report income from operations for fiscal year 2010.

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

Revenue Recognition. When a purchase decision is made for our products, including our appliance products, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and for a fixed number of seats or devices. Other services such as upgrades/enhancements and standard post-contract technical support services are sold together with our product subscription and provided throughout the subscription term. We recognize revenue on a daily straight-line basis, including our appliance product revenue, commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver access codes to users, and in the case of our appliance product we ship the product with our software pre-installed on the product, and then promptly invoice customers for the full amount of their order. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. When we enter into a subscription agreement that is denominated and paid in a currency other than U.S. dollars, we record the subscription billing and deferred revenue in U.S. dollars based upon the currency exchange rate in effect on the last day of the previous month before the subscription agreement is effective. Changes in currency rates relative to the U.S. dollar may have a significant impact on the revenue that we will recognize under contracts that are denominated in currencies other than U.S. dollars.

For our OEM contracts, we grant our OEM customers the right to incorporate our products into their products for resale to end users. The OEM customer pays us a royalty fee for each resale to an end user of a subscription to our product over a specified period of time. We recognize revenue associated with the OEM contracts ratably over the contractual period for which we are obligated to provide our services. The timing of the OEM revenue recognition will vary for each OEM depending on the information available, such as underlying end user subscription periods, to determine the contractual obligation period.

We record distributor marketing payments and channel rebates as an offset to revenue. We recognize distributor marketing payments as an offset to revenue as the marketing service is provided. We recognize channel rebates as an offset to revenue on a straight-line basis over the term of the subscription agreement.

Acquisitions, Goodwill and Other Intangible Assets. We account for acquired businesses using the acquisition method of accounting in accordance with U.S. GAAP accounting rules for business combinations which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. The fair value of intangible assets, including acquired technology and customer relationships, is based on significant judgments made by management. The valuations and useful life assumptions are based on information available near the acquisition date and are based on expectations and assumptions that are considered reasonable by management. In our assessment of the fair value of identifiable intangible assets acquired in the PortAuthority and SurfControl acquisitions, management used valuation techniques and made various assumptions. Our analysis and financial projections were based on management’s prospective operating plans and the historical performance of the acquired businesses. We engaged third party valuation firms to assist management in the following:

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

At December 31, 2009, there was $46.2 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of approximately 2.2 years.

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

During the fourth quarter of 2009, the U.S. Internal Revenue Service (the “IRS”) issued Notices of Proposed Adjustment related to the cost sharing arrangement between our U.S. parent company and our Irish subsidiary, including the amount of the cost sharing buy-in, as well as with respect to our claim of research and development tax credits and our income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $17.7 million, of which $13.5 million relates to the amount of the cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. As each audit progresses and is ultimately concluded, adjustments, if any, will be recorded in our financial statements from time to time in light of prevailing facts based on our and the taxing authority’s respective positions on any disputed matters.

We believe the IRS’s positions with respect to the proposed adjustments to our cost sharing arrangements, including the amount of cost sharing buy-in, our research and development tax credits, and our deductions for equity compensation are inconsistent with applicable tax law, and that we have meritorious defenses to our positions. Accordingly, we are vigorously defending our positions, including as necessary and appropriate, utilizing our rights to appeal as well as other legal remedies. While we believe the IRS’s asserted positions on these matters are not supported by applicable law, we may be required to make additional payments in order to resolve these matters.

In particular, the IRS has identified and is aggressively pursuing cost sharing arrangements between domestic and international subsidiaries, including the amount of the buy-in, as a potential area for audit exposure for many companies. If this matter is litigated and the position proposed by the IRS were sustained, our results of operations for periods when any new liability is incurred would be materially and adversely affected. We also cannot predict what impact an adverse result could have on our future income tax rate, which could adversely impact our results of operations.

Allowance for Doubtful Accounts and Other Loss Contingencies. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to pay their invoices. We establish this allowance using estimates that we make based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, changes to customer creditworthiness, current economic trends and other facts and circumstances of our existing customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires significant judgment by management based on the facts and circumstances of each matter.

Results of Operations

The following table summarizes our operating results as a percentage of revenues for each of the periods shown.

	Years Ended December 31,
	2009	2008	2007
Revenues	100%	100%	100%
Cost of revenues	16	17	14

Gross margin	84	83	86
Operating expenses:
Selling and marketing	53	61	60
Research and development	17	18	19
General and administrative	13	16	16

Total operating expenses	83	95	95

Income (loss) from operations	1	(12)	(9)
Interest expense	(2)	(4)	(2)
Other income, net	—	—	4

Loss before income taxes	(1)	(16)	(7)
Provision (benefit) for income taxes	2	(7)	1

Net (loss) income	(3)%	(9)%	(8)%

Year ended December 31, 2009 compared with the year ended December 31, 2008

Revenues

Revenues increased to $313.7 million in 2009 from $288.3 million in 2008. The increase was a result primarily of increased revenue from new, renewed and upgraded product subscriptions including SaaS security products, DLP products and OEM contract revenue from 2008 to 2009 as well as the revenue from our Websense Web Security Gateway and V10000 appliance sales that commenced in 2009. Revenue from products sold in the United States accounted for $155.8 million or 50% of 2009 revenue compared to $155.7 million or 54% in 2008. Revenue from products sold internationally accounted for $157.9 million or 50% of 2009 revenue compared to $132.6 million or 46% in 2008. We had current deferred revenue of $239.0 million as of December 31, 2009, compared to $223.9 million as of December 31, 2008. We expect our 2010 revenue to increase over 2009 revenue levels due to the level of current deferred revenue that will be recognized as revenue during 2010, subscriptions that are scheduled for renewal in 2010 that are expected to be renewed and expected new business during 2010 for which a ratable portion of revenue will be recognized during 2010. Our revenue in 2010 may be impacted by the duration of contracts for renewal and new subscriptions, the timing of sales of renewal and new subscriptions, the average annual contract value and per seat price, and currency exchange rates impacting new and renewal subscriptions in international markets.

Cost of Revenues

Cost of revenues consists of the costs of content review, technical support, infrastructure costs associated with maintaining our databases, costs associated with providing our SaaS security products, amortization of acquired technology and the amortized costs of acquiring and configuring our V10000 appliance. Cost of revenue increased to $50.8 million in 2009 from $48.2 million in 2008. The $2.6 million increase primarily consisted of $0.5 million of increased amortization of acquired technology primarily due to the acquisitions of technology in the latter part of 2008, $1.1 million related to increased personnel costs, and $1.7 million related to sales of our appliance products, offset by a reduction in our allocated costs of $1.0 million. We allocate the costs for human resources, employee benefits, payroll taxes, information technology, facilities and fixed asset depreciation to each of our functional areas based on headcount data. Our headcount in cost of revenue departments increased from an average of 225 during 2008 to an average of 258 during 2009 and is expected to remain relatively flat in 2010. As of December 31, 2009, the acquired technology is being amortized over a remaining weighted average period of 2.5 years. We expect to record $9.0 million in amortization expense of acquired technology in 2010 based on our existing acquired technology assets as of December 31, 2009. Our cost of revenues for appliances will increase as a result of the appliances being sold for a full fiscal year and will increase as sales of appliances increase. In addition, we expect cost of revenue to increase to support the growth and maintenance of our databases and costs associated with providing our SaaS security services as well as the technical support needs of our customers. As a percentage of revenue, cost of revenue decreased to 16% during 2009 from 17% in 2008 primarily due to reduced allocated costs as a result of the completion of SurfControl related integration activities during 2008. We expect that cost of revenue will increase in absolute dollars in 2010 but as a percentage of revenue will remain approximately the same for 2010 compared to 2009.

Gross Margin

Gross margin increased to $262.9 million in 2009 from $240.1 million in 2008. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin increased to 84% in 2009 from 83% in 2008 primarily due to the decrease in cost of revenues as a percentage of revenue described in the preceding Cost of Revenues section. We expect that gross margin, as a percentage of revenue, will remain in excess of 80% of revenue for 2010.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships as well as allocated costs. Selling and marketing expenses decreased to $166.9 million in 2009 from $175.4 million in 2008. The decrease in selling and marketing expenses was primarily due to an $11.1 million reduction in amortization of acquired customer relationships from the acquisition of SurfControl in October 2007 and a $1.4 million decrease in allocated costs offset by increased personnel costs of $6.1 million as our headcount in sales and marketing increased from an average of 533 during 2008 to an average of 594 during 2009. Headcount is expected to be relatively flat in 2010. As of December 31, 2009, the acquired customer relationships intangible assets are being amortized over a remaining weighted average period of approximately 5.4 years. Operating expenses in 2009 were reduced compared to 2008 as a result of strengthening U.S. currency exchange rates relative to the foreign currencies in which certain of our international expenses were incurred. We expect overall selling and marketing expenses to decrease in absolute dollars and as a percentage of revenue in 2010 primarily due to a decrease of approximately $8.7 million of amortization of acquired intangibles from the SurfControl acquisition. Fluctuations in foreign currencies may also impact our expenses in 2010, and the amount of sales commissions recognized during the year can vary based on the sales volume for our product subscriptions. We expect amortization of selling and marketing related acquired intangibles of $17.5 million in 2010 based on our existing acquired intangible assets as of December 31, 2009 from the SurfControl and PortAuthority acquisitions.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses decreased to $52.6 million in 2009 from $53.3 million in 2008. The decrease of $0.7 million in research and development expenses was primarily due to a reduction in allocated costs of $0.8 million offset by increased personnel costs of $0.1 million.

Although our headcount increased in research and development from an average of 353 during 2008 to an average of 411 during 2009, the majority of whom were employed in foreign jurisdictions, the impact was significantly offset by the favorable movement in currency exchange rates in 2009 compared to 2008 and our increased hiring of employees in relatively low cost foreign locations. We expect research and development expenses to increase in absolute dollars and as a percentage of revenue in 2010 due to our expanded base of product offerings and the full year impact of hiring of personnel to support our existing and new products. Fluctuations in foreign currencies may also impact our expenses in 2010. We are managing the increase in our absolute research and development expenses by operating research and development facilities in multiple international locations, including a facility in Beijing, China, that have lower costs than our operations in the United States.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, and administrative personnel, third party professional services fees and allocated costs. General and administrative expenses decreased to $40.3 million in 2009 from $45.3 million in 2008. The $5.0 million decrease in general and administrative expenses was primarily due to a reduction in allocated costs of $1.5 million and a reduction in professional service fees of $2.8 million primarily related to the completion of SurfControl related integration activities during 2008. Although our headcount increased in general and administrative departments from an average of 112 during 2008 to an average of 127 during 2009, the impact was offset by the favorable movement in currency exchange rates and the mix of headcount in 2009 compared to 2008. We expect general and administrative expenses to increase in absolute dollars, but decline as a percentage of revenue in 2010 due to the expected increase in revenue.

Interest Expense

Interest expense represents the interest incurred on our senior secured credit facility that we utilized to pay for a portion of the SurfControl purchase price in October 2007. Interest expense decreased to $7.1 million in 2009 compared to $13.1 million in 2008. The decrease was primarily due to a lower average outstanding loan balance on our senior secured term loan of $106 million during 2009 compared to an average loan balance of $154 million during 2008 and lower interest rates. Also included in the interest expense is amortization of deferred financing fees of $1.2 million and $2.4 million for 2009 and 2008, respectively that were capitalized as part of the senior secured credit facility. We made principal payments on the senior secured credit facility that reduced the outstanding balance from $125 million as of December 31, 2008 to $87 million as of December 31, 2009. As a result of reductions in the LIBOR interest rate and improvements in our leverage ratio, our weighted average interest rate decreased from 5.7% at December 31, 2008 to 3.9% as of December 31, 2009. The amount of interest expense will fluctuate due to changes in the outstanding principal balance, changes in LIBOR and changes in our applicable spread to LIBOR based upon improvements in our leverage ratio in accordance with our senior secured credit facility agreement. We expect interest expense to decline in 2010 compared to 2009 due to the anticipated lower average outstanding principal amount under the senior secured credit facility, the expected lower marginal interest rate from the reduction in the notional amount of principal subject to the fixed rate swap agreement, and the expiration of the swap agreement on September 30, 2010. Fluctuations in LIBOR could impact our marginal interest rate. See “Liquidity and Capital Resources” for a description of our senior secured credit facility.

Other Income, Net

Net other income decreased to $0.4 million in 2009 from $0.7 million in 2008. The decrease was due primarily to lower interest rates on our balances of cash and cash equivalents and marketable securities during 2009 as compared to 2008. During 2009, we also used $38 million to make principal payments on our senior secured credit facility and approximately $34.2 million for stock repurchases, reducing our cash balances. We expect to continue to generate significant cash flow from our operations and expect to continue to use a substantial portion of cash generated to pay down debt and fund stock repurchases. Due to a lower interest rate environment we expect our net other income in 2010 will be consistent with or less than 2009 levels.

Provision for Income Taxes

In 2009, we recognized an income tax provision of $7.1 million compared to an income tax benefit of $19.5 million for 2008. The annual effective income tax rate for 2009 was 193.8% compared to (42.1)% for 2008. The 2009 effective tax rate variance from the statutory rate was primarily related to an increase in reserves for uncertain tax positions and an increase in valuation allowance related to net operating losses for one of our subsidiaries in the United Kingdom, partially offset by income generated in low tax jurisdictions. The 2008 effective tax rate variance from the statutory rate was primarily related to losses generated in a low tax jurisdiction (Ireland) and the establishment of a valuation allowance related to net operating losses for one of our subsidiaries in the United Kingdom offset by release of a valuation allowance related to net operating losses in the United States.

Our effective tax rate may change in future periods due to the composition of taxable income between domestic and international operations, the magnitude of our tax-exempt income, any future acquisitions and any future changes or interpretations in tax rules and legislation, or corresponding accounting rules.

Year ended December 31, 2008 compared with the year ended December 31, 2007

Revenues

Revenues increased to $288.3 million in 2008 from $210.3 million in 2007. The increase was a result primarily of additional customer seats in new, renewed and upgraded subscriptions (including an increase of $54.5 million from new or renewed SurfControl seat subscriptions, an increase of $3.6 million of SurfControl OEM revenue and an increase of $5.0 million of revenue recognized from the deferred revenue acquired from SurfControl in October 2007) from 2007 to 2008. Revenue from DLP products initially acquired from PortAuthority contributed $4.6 million for 2008 compared to $2.1 million for 2007. The number of seats under subscription increased from 42.1 million as of December 31, 2007 to 43.9 million as of December 31, 2008. Revenue from products sold in the United States accounted for $155.7 million or 54% of 2008 revenue compared to $123.4 million or 59% in 2007. Revenue from products sold internationally accounted for $132.6 million or 46% of 2008 revenue compared to $86.9 million or 41% in 2007. We had current deferred revenue of $223.9 million as of December 31, 2008, compared to $191.0 million as of December 31, 2007.

Cost of Revenues

Cost of revenue increased to $48.2 million in 2008 from $29.1 million in 2007. The $19.1 million increase primarily consisted of $7.2 million of increased amortization of acquired technology primarily due to the acquisition of SurfControl in October 2007, $3.7 million related to increased personnel costs in our technical support and database groups, including the increased headcount attributable to the acquisition of SurfControl, $2.9 million related to the SaaS operations we acquired from SurfControl and $3.7 million related to increased allocated costs. We allocated the costs for human resources, employee benefits, payroll taxes, information technology, facilities and fixed asset depreciation to each of our functional areas based on headcount data. Our headcount in cost of revenue departments increased from an average of 179 during 2007 to an average of 225 during 2008. As of December 31, 2008, the acquired technology was amortized over a remaining weighted average period of 2.5 years. As a percentage of revenue, cost of revenue increased to 17% during 2008 from 14% in 2007.

Gross Margin

Gross margin increased to $240.1 million in 2008 from $181.2 million in 2007. The increase was primarily due to increased revenue. As a percentage of revenue, gross margin decreased to 83% in 2008 from 86% in 2007 primarily due to the increased costs described in the preceding Cost of Revenues section.

Operating Expenses

Selling and marketing. Selling and marketing expenses increased to $175.4 million in 2008 from $126.2 million in 2007. Approximately $24.2 million of the increase was due to the amortization of acquired customer relationships which resulted from the acquisition of SurfControl in October 2007. As of December 31, 2008, the acquired customer relationships intangible assets were amortized over a remaining weighted average period of approximately 5.6 years. In addition to the amortization of acquired intangible assets, the increase in selling and marketing expenses was due to increased personnel costs of $17.6 million, including new personnel added to support increased sales following the SurfControl acquisition in October 2007, and $5.7 million of increased allocated costs. Our headcount in sales and marketing increased from an average of 425 during 2007 to an average of 533 during 2008. Operating expenses in 2008 were reduced by strengthening U.S. currency exchange rates relative to the foreign currencies in which certain of our international expenses were incurred.

Research and development. Research and development expenses increased to $53.3 million in 2008 from $40.9 million in 2007. The increase of $12.4 million in research and development expenses was primarily due to $7.2 million of increased personnel cost, including adding new employees due to the SurfControl acquisition in October 2007, and increased hiring to support the release of our Web content gateway, DLP endpoint module and enhancements to our other products, as well as to support our expanding list of technology partners and $4.9 million of increased allocated costs. Our headcount increased in research and development from an average of 230 during 2007 to an average of 353 during 2008. Included in research and development for 2007 was $1.3 million of in-process research and development related to our PortAuthority acquisition in January 2007.

General and administrative. General and administrative expenses increased to $45.3 million in 2008 from $32.7 million in 2007. The $12.6 million increase in general and administrative expenses was primarily due to $5.4 million of increased personnel costs needed to support our growing operations, including the acquisition of SurfControl in October 2007, $4.9 million of increased professional services primarily related to SurfControl integration activities and $2.3 million of increased allocated costs. Our headcount increased in general and administrative departments from an average of 80 during 2007 to an average of 112 during 2008. During 2008, we incurred $2.9 million in non-recurring acquisition related general and administrative expenses, including professional services, integration travel and allocated excess facility expenses.

Interest Expense

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue recognition that will become effective for Websense beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We are currently evaluating both the timing and the impact of the pending adoption of these standards on our consolidated financial statements.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents (including restricted cash and cash equivalents) of approximately $83.3 million and retained earnings of $28.4 million. As of December 31, 2008, we had cash and cash equivalents (including restricted cash and cash equivalents) of $66.8 million and retained earnings of $39.1 million. During 2009, we used our cash to pay down $38 million of principal on our senior secured term loan and an additional approximately $34 million of our cash to repurchase our common stock.

Net cash provided by operating activities was $94.8 million in 2009 compared with $65.8 million in 2008. The $29.0 million increase in cash provided by operating activities in 2009 was primarily a result of our cash collections increasing by approximately $14.0 million due principally to improved accounts receivable collection performance and increased sales resulting from new, renewed and upgraded subscriptions including sales of new products, decreased cash expenses of approximately $10.8 million principally associated with decreased interest payments as a result of a lower average outstanding loan balance and lower effective interest rates during 2009 and reduced cash tax payments, as well as a decrease in the settlement of liabilities of approximately $3.7 million in 2009 compared to 2008 which included many non-recurring SurfControl related obligations and a litigation settlement. Our operating cash flow is significantly influenced by sales of new and renewal subscriptions, accounts receivable collections and cash operating expenses. A decrease in sales of subscriptions or accounts receivable collections will negatively impact our operating cash flow. We expect to continue to generate significant cash flow from operations in 2010.

Net cash used in investing activities was $10.0 million in 2009 compared with net cash provided by investing activities of $10.1 million in 2008. The $20.1 million change in net cash used in investing activities was primarily a result of an increase of net maturities over purchases of marketable securities of approximately $19.8 million during 2008.

Net cash used in financing activities was $66.5 million in 2009 compared with $76.2 million in 2008. The $9.7 million decrease in net cash used in financing activities in 2009 was primarily due to reduced principal payments of $27.0 million on the senior secured term loan offset by increased purchases of treasury stock of approximately $14.2 million in 2009 compared to 2008.

During the fourth quarter of 2009, the U.S. Internal Revenue Service (the “IRS”) issued Notices of Proposed Adjustment related to the cost sharing arrangement between our U.S. parent company and our Irish subsidiary, including the amount of cost sharing buy-in, as well as with respect to our claim of research and development tax credits and our income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $17.7 million, of which $13.5 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. As each audit progresses and is ultimately concluded, adjustments, if any, will be recorded in our financial statements from time to time in light of prevailing facts based on our and the taxing authority’s respective positions on any disputed matters. These adjustments may include the use of cash to pay taxes relating to the disputed matters.

In connection with the acquisition of SurfControl in October 2007, we entered into an amended and restated senior credit agreement (the “Senior Credit Agreement”). The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. Through December 31, 2009, we have made principal payments totaling $123 million on our senior secured term loan, reducing the outstanding balance to $87 million. The senior secured credit facility is secured by substantially all of our assets, including pledges of stock of some of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon our total leverage ratio, as defined in the Senior Credit Agreement. Based on the total leverage ratio throughout 2009, the spread on the senior secured term loan was LIBOR plus 225 basis points per annum and the fee for the unused portion of the revolving credit facility was 25 basis points per annum. The weighted average interest rate on the senior secured term loan at December 31, 2009 was 3.9%. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Among the negative covenants are restrictions on our ability to borrow money, including restrictions on (a) the incurrence of more than $15 million of new debt, including capital leases (subject to certain exceptions), (b) the incurrence of more than $7.5 million in letters of credit, (c) the incurrence of more than $50 to $75 million of new debt, depending on our leverage ratio, to finance future acquisitions or (d) the assumption of more than $15 million of new debt in connection with acquisitions.

The Senior Credit Agreement provides that we must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years from the initial funding date. On October 11, 2007 in conjunction with the funding of the senior secured credit facility, we entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The notional amount of the swap agreement was $27 million on December 31, 2009 and it amortizes each quarter down to $11 million on June 30, 2010. In addition, on October 11, 2007 we entered into an interest rate cap agreement to limit the maximum interest rate on a portion of our senior secured term loan to 6.5% per annum. The amount of principal subject to the cap agreement was $64.9 million at December 31, 2009 and increases to $74.3 million on June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

Obligations and commitments. The following table summarizes our contractual payment obligations and commitments as of December 31, 2009 (in thousands):

	Payment Obligations by Year
	2010	2011	2012	2013	2014	Thereafter	Total
Senior secured term loan:
Scheduled principal payments	$12,429	$14,914	$59,657	$—	$—	$—	$87,000
Estimated interest and fees	2,820	1,844	1,042	—	—	—	5,706
Operating leases	6,125	4,864	4,613	4,491	816	520	21,429
Other commitments	364	187	68	10	—	—	629

Total	$21,738	$21,809	$65,380	$4,501	$816	$520	$114,764

Obligations under our Senior Credit Agreement represent the future minimum principal debt payments due under the senior secured term loan. Estimated interest and fees expected to be incurred on the senior secured term loan are based on known rates and scheduled principal payments as of December 31, 2009 (see Note 7 to the audited financial statements).

We lease our facilities under operating lease agreements that expire at various dates through 2015. Over 40% of our operating lease commitments are related to our corporate headquarters lease in San Diego, which extends through December 2013. Our corporate headquarters lease includes escalating rent payments from 2009 to 2013. The rent expense related to our worldwide office space leases are generally recorded monthly on a straight-line basis in accordance with GAAP.

Other commitments represent minimum contractual commitments for software licenses and automobile leases.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $14.2 million of unrecognized tax benefits (as more fully described in Note 11 to the audited financial statements) have been excluded from the contractual payment obligations table above.

Off-Balance Sheet Arrangements. As of December 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Share Repurchase Program. In 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. In 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. On January 31, 2010, our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 16 million shares. Repurchases may be made from time to time on the open market at prevailing market prices. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. Depending on market conditions and other factors, purchases by our agent under this program may be commenced or suspended at any time, or from time to time, without prior notice to us. During 2009, we repurchased 2,284,915 shares of our common stock for an aggregate of approximately $34.5 million at an average price of $15.08 per share through both our 10b5-1 repurchase plan and through open market purchases. As of December 31, 2009, we had cumulatively repurchased 11,534,024 shares of our common stock under this program for an aggregate of $224.9 million at an average price of $19.50 per share. On February 5, 2010, we amended our Senior Credit Agreement to increase our capacity to repurchase shares of our common stock. Under the terms of the Senior Credit Agreement, we are restricted from repurchasing our common stock for an aggregate purchase price that exceeds 50% of the aggregate amount of our consolidated net income, as defined in our Senior Credit Agreement, during the period from the effective date of the facility through the most recent quarter end for which we have filed quarterly financial statements. Based on our February 5, 2010 amendment, we can repurchase up to $42.2 million of our common stock under our Senior Credit Agreement as of December 31, 2009, excluding shares we had repurchased through December 31, 2009. We intend to purchase shares during the remainder of 2010.

Prospective Capital Needs. We believe that our cash and cash equivalents balances, accounts receivable balances, revolving credit balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures, debt repayment obligations and stock repurchases, if any, for at least the next 12 months. During 2009, we made principal payments on our senior secured term loan of $38 million and repurchased $34.5 million of our common stock. Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements. We may elect to raise funds for these purposes through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating and capital requirements in interest-bearing, investment-grade money market funds.

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

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. However, the impact of this type of adverse movement would be partially mitigated by our interest rate swap and cap agreements. Based on our outstanding senior secured term loan balance at December 31, 2009 and taking into consideration our interest rate swap and cap, our interest expense would increase by approximately $567,000 during 2010 if there were a 100 basis point adverse move in the interest rate yield curve.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at December 31, 2009. Changes in interest rates over time will, however, affect our interest income.

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

Notional and fair values of our hedging positions at December 31, 2009 and 2008 are presented in the table below (in thousands):

	December 31, 2009			December 31, 2008
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro	8,000	$11,647	$11,465	13,000	$16,820	$18,128
British Pound	500	807	808	5,500	8,196	7,973
Australian Dollar	600	518	539	—	—	—

Total		$12,972	$12,812		$25,016	$26,101

Cash Flow Hedges
Israeli Shekel	—	$—	$—	950	$251	$254

The approximate $5.2 million notional decrease in our Euro hedged position at December 31, 2009 compared to December 31, 2008 is primarily a result of an increase in natural hedges and the occurrence of more timing differences in when assets were acquired or liabilities incurred. All of the Euro hedging contracts in place on December 31, 2009 will be settled before April 2010. For 2008 and 2009, less than 20% of our total billings were denominated in the Euro. We do not expect Euro billings to represent more than 20% of our total billings during 2010.

The approximate $7.4 million notional decrease in our British Pound hedged position at December 31, 2009 compared to December 31, 2008 is primarily the result of an increase in natural hedges and the occurrence of more timing differences in when assets were acquired or liabilities incurred. All of the British Pound hedging contracts in place as of December 31, 2009 will be settled before March 2010. For 2008 and 2009, less than 15% of our total billings were denominated in the British Pound. We do not expect British Pound billings to represent more than 15% of our total billings during 2010.

We began hedging our Australian Dollar position during fiscal 2009 primarily to hedge against our Australian Dollar denominated net monetary assets as we had changed the functional currency designation for our Australian subsidiary at the beginning of 2009. All of the Australian Dollar hedging contracts in place as of December 31, 2009 will be settled before March 2010. For 2008 and 2009, less than 5% of our total billings were denominated in the Australian Dollar. We expect Australian Dollar billings to represent less than 5% of our total billings during 2010.

The approximate $0.3 million notional decrease in our Israeli Shekel hedge position at December 31, 2009 compared to December 31, 2008 was primarily due to a general reduction of our hedging activities for the Israeli Shekel towards the end of 2009.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Websense, Inc.

We have audited the accompanying consolidated balance sheets of Websense, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Websense, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Websense, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 25, 2010

Websense, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$82,862	$64,096
Cash and cash equivalents—restricted	267	2,500
Accounts receivable, net of allowance for doubtful accounts of $1,802 and $1,752 at December 31, 2009 and 2008	82,529	82,099
Income tax receivable	11,446	10,927
Current portion of deferred income taxes	36,538	34,198
Other current assets	11,461	9,029

Total current assets	225,103	202,849

Cash and cash equivalents—restricted, less current portion	167	215
Property and equipment, net	16,494	14,312
Intangible assets, net	67,563	106,493
Goodwill	372,445	372,624
Deferred income taxes, less current portion	11,795	24,237
Deposits and other assets	8,094	3,933

Total assets	$701,661	$724,663

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,135	$2,719
Accrued compensation and related benefits	21,953	19,129
Other accrued expenses	21,253	27,946
Current portion of income taxes payable	1,938	7,135
Current portion of senior secured term loan	12,429	4,112
Current portion of deferred tax liability	4,572	1,053
Current portion of deferred revenue	239,010	223,944

Total current liabilities	306,290	286,038
Other long term liabilities	10	2,616
Income taxes payable, less current portion	15,988	10,098
Senior secured term loan, less current portion	74,571	120,888
Deferred tax liability, less current portion	970	10,523
Deferred revenue, less current portion	141,102	117,840

Total liabilities	538,931	548,003
Stockholders’ equity:
Common stock—$0.01 par value; 100,000 shares authorized; 43,410 and 45,048 shares issued and outstanding at December 31, 2009 and 2008	529	522
Additional paid-in capital	330,451	300,050
Treasury stock, at cost	(194,672)	(159,842)
Retained earnings	28,416	39,113
Accumulated other comprehensive loss	(1,994)	(3,183)

Total stockholders’ equity	162,730	176,660

Total liabilities and stockholders’ equity	$701,661	$724,663

See accompanying notes.

Websense, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Revenues	$313,713	$288,274	$210,307

Cost of revenues	50,806	48,160	29,140

Gross margin	262,907	240,114	181,167

Operating expenses:
Selling and marketing	166,910	175,365	126,247
Research and development	52,643	53,274	40,913
General and administrative	40,295	45,343	32,708

Total operating expenses	259,848	273,982	199,868

Income (loss) from operations	3,059	(33,868)	(18,701)

Interest expense	(7,084)	(13,134)	(4,308)

Other income, net	384	739	9,461

Loss before income taxes	(3,641)	(46,263)	(13,548)

Provision (benefit) for income taxes	7,056	(19,484)	2,933

Net loss	$(10,697)	$(26,779)	$(16,481)

Net loss per share:
Basic and diluted net loss per share	$(0.24)	$(0.59)	$(0.37)
Weighted average shares—basic and diluted	44,262	45,190	45,107

See accompanying notes.

Websense, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2007	44,785	$509	$236,443	$(139,744)	$82,373	$(90)	$179,491
Issuance of common stock upon exercise of options	339	4	3,256	—	—	—	3,260
Issuance of common stock for ESPP purchase	240	2	4,315	—	—	—	4,317
Issuance of common stock from restricted stock units, net	30	—	—	(48)	—	—	(48)
Share-based compensation expense	—	—	22,076	—	—	—	22,076
Excess tax benefit of share-based compensation	—	—	1,052	—	—	—	1,052
Components of comprehensive loss:
Net loss	—	—	—	—	(16,481)	—	(16,481)
Net change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	81	81
Net change in unrealized loss on derivative contracts, net of tax	—	—	—	—	—	(989)	(989)
Translation adjustments	—	—	—	—	—	(322)	(322)

Comprehensive loss							(17,711)

Balance at December 31, 2007	45,394	515	267,142	(139,792)	65,892	(1,320)	192,437
Issuance of common stock upon exercise of options	356	4	4,307	—	—	—	4,311
Issuance of common stock for ESPP purchase	347	3	5,318	—	—	—	5,321
Issuance of common stock from restricted stock units, net	30	—	—	(52)	—	—	(52)
Share-based compensation expense	—	—	24,089	—	—	—	24,089
Tax shortfall from share-based compensation	—	—	(806)	—	—	—	(806)
Purchase of treasury stock	(1,079)	—	—	(19,998)	—	—	(19,998)
Components of comprehensive loss:
Net loss	—	—	—	—	(26,779)	—	(26,779)
Net change in unrealized loss on derivative contracts, net of tax	—	—	—	—	—	(560)	(560)
Translation adjustments	—	—	—	—	—	(1,303)	(1,303)

Comprehensive loss							(28,642)

Balance at December 31, 2008	45,048	522	300,050	(159,842)	39,113	(3,183)	176,660
Issuance of common stock upon exercise of options	205	3	2,430	—	—	—	2,433
Issuance of common stock for ESPP purchase	378	4	5,428	—	—	—	5,432
Issuance of common stock from restricted stock units, net	64	—	—	(330)	—	—	(330)
Share-based compensation expense	—	—	24,765	—	—	—	24,765
Tax shortfall from share-based compensation	—	—	(2,222)	—	—	—	(2,222)
Purchase of treasury stock	(2,285)	—	—	(34,500)	—	—	(34,500)
Components of comprehensive loss:
Net loss	—	—	—	—	(10,697)	—	(10,697)
Net change in unrealized loss on derivative contracts, net of tax	—	—	—	—	—	1,189	1,189

Comprehensive loss							(9,508)

Balance at December 31, 2009	43,410	$529	$330,451	$(194,672)	$28,416	$(1,994)	$162,730

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2009	2008	2007
Operating activities:
Net loss	$(10,697)	$(26,779)	$(16,481)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,184	62,994	28,604
Share-based compensation	24,765	24,089	22,076
Deferred income taxes	3,271	(28,229)	(14,882)
Unrealized loss (gain) on foreign exchange	512	(632)	543
Tax shortfall (windfall) from share-based compensation	2,222	806	(1,052)
Changes in operating assets and liabilities, net of effects from purchases of PortAuthority and SurfControl:
Accounts receivable	(535)	(3,765)	(6,744)
Other assets	(10,902)	(8,271)	(5,160)
Accounts payable	2,659	(1,111)	(1,181)
Accrued compensation and related benefits	3,102	(5,718)	1,088
Other liabilities	(7,749)	(2,584)	(5,658)
Deferred revenue	38,329	54,465	47,664
Income taxes payable	(1,360)	546	4,717

Net cash provided by operating activities	94,801	65,811	53,534

Investing activities:
Change in restricted cash and cash equivalents	2,347	(1,240)	(261)
Purchase of property and equipment	(12,013)	(7,911)	(5,866)
Purchase of intangible assets	(320)	(2,061)	—
Cash refunded from (paid to acquire) PortAuthority, net of cash acquired	—	147	(81,988)
Cash paid to acquire SurfControl, net of cash acquired	—	—	(395,062)
Cash received from sale of CyberPatrol assets	—	1,400	—
Net cash paid for option contracts on SurfControl acquisition	—	—	(443)
Purchases of marketable securities	—	(20,160)	(506,913)
Maturities of marketable securities	—	39,963	730,595

Net cash (used in) provided by investing activities	(9,986)	10,138	(259,938)

Financing activities:
Borrowings under senior secured term loan	—	—	210,000
Principal payments on senior secured term loan	(38,000)	(65,000)	(20,000)
Cash paid for deferred financings fees under senior secured term loan	—	—	(5,444)
Repayment of PortAuthority loan	—	—	(4,214)
Proceeds from exercise of stock options	2,433	4,311	3,260
Proceeds from issuance of common stock for stock purchase plan	5,432	5,321	4,317
Tax (shortfall) windfall from share-based compensation	(2,222)	(806)	1,052
Purchase of treasury stock	(34,158)	(19,998)	—

Net cash (used in) provided by financing activities	(66,515)	(76,172)	188,971

Effect of exchange rate changes on cash and cash equivalents	466	(1,771)	—
Increase (decrease) in cash and cash equivalents	18,766	(1,994)	(17,433)
Cash and cash equivalents at beginning of year	64,096	66,090	83,523

Cash and cash equivalents at end of year	$82,862	$64,096	$66,090

Supplemental disclosures of cash flow information:
Income taxes paid	$9,899	$13,066	$15,994
Interest paid	$5,867	$10,778	$3,526
Increase in other accrued expenses for purchase of treasury stock	$342	$—	$—

See accompanying notes.

Websense, Inc.

Notes to Consolidated Financial Statements

December 31, 2009

1.	Summary of Significant Accounting Policies

Description of Business

Websense, Inc. (“Websense” or the “Company”) commenced operations in 1994. Websense is a provider of information technology security solutions, including Web security (including malware detection and removal), URL filtering, data loss prevention, and email anti-spam and security solutions. The Company’s products are available as software installed on standard server hardware, as software pre-installed on optimized appliances, and as a software as a service (“SaaS”) offering. The Company’s customers use its products to protect their networks and data from external Web and email-based attacks and internal threats of data loss from employee errors, insecure business practices and malfeasance.

Subsequent Events

The Company has evaluated subsequent events through February 25, 2010, the date of issuance of the audited consolidated financial statements. During this period the Company did not have any material subsequent events, other than those disclosed in Note 10 to these consolidated financial statements relating to the increase in the Company’s capacity to repurchase shares of its common stock.

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

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar as the subsidiaries are generally considered direct and integral components or extensions of the Company’s operations. The Company recorded foreign currency transaction gains (losses) of $119,000, ($888,000) and $453,000 for the years ended December 31, 2009, 2008 and 2007, respectively, which are included in “Other income, net” on its consolidated statements of operations.

Revenue Recognition

The Company sells its products, including its appliance products, on a subscription basis. A subscription is generally 12, 24 or 36 months in duration and for a fixed number of seats or devices. The Company recognizes revenue on a daily straight-line basis, including its appliance product revenue, commencing with the day the subscription begins and continuing over the term of the subscription agreement provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, the Company electronically delivers access codes to users, and in the case of our appliance product the Company ships the

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

product with its software pre-installed on the product, and then promptly invoices customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of invoicing.

For the Company’s original equipment manufacturer (“OEM”) contracts, the Company grants its OEM customers the right to incorporate the Company’s products into the OEMs’ products for resale to end users. The OEM customer pays the Company a royalty fee for each resale of a subscription to the Company’s product to an end user over a specified period of time. The Company recognizes revenue associated with the OEM contracts ratably over the contractual period for which the Company is obligated to provide its services to the OEM. These services consist of software updates, technical support and database updates to the Company’s Web filtering products.

The Company records amounts billed to customers in excess of recognizable revenue as deferred revenue in the accompanying consolidated balance sheets. The Company amortizes deferred revenues over the term of the subscription agreement commencing with the day the agreement is signed and all other revenue recognition requirements have been met.

The Company records distributor marketing payments and channel rebates as an offset to revenue, unless the Company receives an identifiable benefit in exchange for the consideration and the Company can estimate the fair value of the benefit received. The Company recognizes distributor marketing payments as an offset to revenue in the period the marketing service is provided. The Company recognizes channel rebates as an offset to revenue on a straight-line basis over the term of the corresponding subscription agreement. During 2009, 2008 and 2007, the Company recorded distributor marketing payments of $2.7 million, $2.4 million and $2.1 million, respectively, and recorded channel rebates of $3.2 million, $2.7 million and $1.1 million, respectively.

Cash and Cash Equivalents (including restricted cash and cash equivalents)

The Company considers all highly liquid investments with a maturity of ninety days or less when purchased to be cash equivalents. The Company generally invests its excess cash in money market funds with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified if necessary to take advantage of trends in yields and interest rates. The Company has not experienced any losses on its cash and cash equivalents. As of December 31, 2009, the Company’s restricted cash relates to certain lease guarantees in international locations.

Interest on Cash and Cash Equivalents

The Company’s interest on cash and cash equivalents, included as a component of other income, net, was $0.2 million, $1.6 million and $8.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Acquisitions, Goodwill and Other Intangible Assets

The Company accounts for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. The Company reviews goodwill that has an indefinite useful life for impairment at least annually in the Company’s fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. Intangible assets with finite lives are carried at cost less accumulated amortization. The Company amortizes the

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the value of future undiscounted cash flows is less than the carrying amount of an asset, the Company records an impairment loss based on the excess of the carrying amount over the fair value of the asset. No impairment losses were recorded in 2009, 2008 or 2007.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents (including restricted cash and cash equivalents), accounts receivable, accounts payable, accrued liabilities and income tax receivable and payables approximate their fair values.

Deferred Financing Costs

In connection with the senior secured credit facility, the Company capitalized approximately $5.4 million of deferred financing costs and is amortizing those costs over the term of the senior secured credit facility and making proportionate amortization adjustments for payments of principal.

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

The Company utilizes Euro, British Pound and Australian Dollar foreign currency forward contracts to hedge anticipated foreign currency denominated net monetary assets. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. The net gains (losses) related to the contracts designated as fair value hedges are included in other income, net, in the accompanying consolidated statements of operations and amounted to approximately $170,000, $(1,266,000) and $(346,000) for 2009, 2008 and 2007, respectively. All of the fair value hedging contracts in place as of December 31, 2009 will be settled before April 2010.

The Company utilizes Israeli Shekel zero-cost collar and forward contracts to hedge anticipated operating expenses. All such contracts entered into were designated as cash flow hedges and were considered effective. None of the contracts were terminated prior to settlement. Net realized gains (losses) of approximately $150,000, $(32,000) and zero related to the contracts designated as cash flow hedges during 2009, 2008 and 2007 are included in the respective operating categories for which the Company hedges its Israeli Shekel expenditures. There were no Israeli Shekel hedging contracts in place as of December 31, 2009.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

Notional and fair values of the Company’s hedging positions at December 31, 2009 and 2008 are presented in the table below (in thousands):

	December 31, 2009			December 31, 2008
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro	8,000	$11,647	$11,465	13,000	$16,820	$18,128
British Pound	500	807	808	5,500	8,196	7,973
Australian Dollar	600	518	539	—	—	—

Total		$12,972	$12,812		$25,016	$26,101

Cash Flow Hedges
Israeli Shekel	—	$—	$—	950	$251	$254

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

Concentration of Credit Risk

The Company sells its products to customers primarily in the United States, Canada, Europe, Asia, Australia and Latin America (See Note 5). The Company maintains a reserve for potential credit losses and historically such losses have been within management’s estimates. The Company’s broad-line distributor in North America, Ingram Micro, accounted for approximately 30%, 23% and 12% of the Company’s revenue during 2009, 2008 and 2007, respectively.

Inventory

Inventory, which consists primarily of finished goods held at the Company’s fulfillment partner locations, is stated at lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances are included in other current assets on the accompanying consolidated balance sheets and were $1.7 million and $36,000 at December 31, 2009 and 2008, respectively.

Deferred Costs of Revenue

Deferred costs of revenue, which consist primarily of direct costs of materials that are associated with product and subscription revenues deferred over a service period, are included in the other assets line item on the

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

accompanying consolidated balance sheets. The Company recognizes such deferred costs ratably as revenue is recognized. At December 31, 2009 and 2008, the Company’s deferred costs of revenue were $4.8 million and $0.3 million, respectively.

Shipping and Handling

The Company’s policy for shipping and handling is to classify the costs as a component of costs of revenues.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, ranging from three to seven years. Depreciation and amortization of leasehold improvements are computed using the shorter of the remaining lease term or the economic life.

Computer Software Costs

Computer software development costs for the development of specific computer software products are capitalized, when significant, after establishment of technological feasibility and marketability. There have been no such costs capitalized to date as the costs incurred during the period between technological feasibility to general release have not been significant.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2009, 2008 and 2007 were $6.6 million, $7.8 million and $7.8 million, respectively.

Share-Based Compensation

Share-based compensation expense (excluding tax effects) was recorded in the following expense categories of the consolidated statements of operations.

	Years Ended December 31,
	2009	2008	2007
Share-based compensation in:
Cost of revenue	$1,381	$1,318	$1,500

Total share-based compensation in cost of revenue	1,381	1,318	1,500
Selling and marketing	7,964	8,957	8,886
Research and development	5,206	4,734	4,099
General and administrative	10,214	9,080	7,591

Total share-based compensation in operating expenses	23,384	22,771	20,576

Total share-based compensation	$24,765	$24,089	$22,076

At December 31, 2009, there was $46.2 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of approximately 2.2 years.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

The Company estimates the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in the tables below. The Company estimates the expected term of options granted based on the history of grants and exercises in the Company’s option database. The Company estimates the volatility of its common stock at the date of grant based on both the historical volatility as well as the implied volatility of publicly traded options on its common stock. The Company bases the risk-free interest rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. The Company amortizes the fair value ratably over the vesting period of the awards, which is typically four years. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

The Company used the following assumptions to estimate the fair value of stock options granted for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Average expected life (years)	3.1	3.0	3.1
Average expected volatility factor	45.4%	35.3%	35.2%
Average risk-free interest rate	1.4%	2.5%	4.5%
Average expected dividend yield	—	—	—

The Company used the following assumptions to estimate the fair value of the semi-annual employee stock purchase plan share grants during the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Average expected life (years)	1.3	1.3	1.3
Average expected volatility factor	48.8%	50.7%	34.4%
Average risk-free interest rate	0.7%	1.6%	4.3%
Average expected dividend yield	—	—	—

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

Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of the Company’s common stock on the date of grant and is recognized ratably over the vesting period of the awards.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

Comprehensive (Loss) Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments and certain derivative contracts, are reported, net of their related tax effect, to arrive at comprehensive income (loss).

	Years Ended December 31,
	2009	2008	2007
Net loss	$(10,697)	$(26,779)	$(16,481)
Net change in unrealized gain on marketable securities, net of tax	—	—	81
Net change in unrealized gain on derivative contracts, net of tax of $796, $(376) and $(665), respectively	1,189	(560)	(989)
Translation adjustment	—	(1,303)	(322)

Comprehensive loss	$(9,508)	$(28,642)	$(17,711)

The accumulated derivative loss, net of tax, on the Company’s derivative contracts included in “Accumulated other comprehensive loss” were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Beginning balance	$(1,558)	$(998)	$(9)
Net change during the period	1,189	(560)	(989)

Ending balance	$(369)	$(1,558)	$(998)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2009	2008
Unrealized gain on fair value of foreign currency contracts	$—	$3
Unrealized loss on interest rate swap and cap	(369)	(1,561)
Translation adjustment	(1,625)	(1,625)

	$(1,994)	$(3,183)

Net Income Per Share

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

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

As the Company reported a net loss in 2009, 2008 and 2007, basic and diluted net loss per share were the same. Potentially dilutive securities outstanding were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

Income Taxes

The Company applies the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which require periodic adjustments and which may not accurately anticipate actual outcomes. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.

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

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

2.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Lives	December 31,
		2009	2008
Computer hardware and software	3 years	$42,962	$37,906
Leasehold improvements, office furniture and equipment	3-7 years	9,174	6,634

		52,136	44,540
Accumulated depreciation		(35,642)	(30,228)

		$16,494	$14,312

Depreciation expense for 2009, 2008 and 2007 was $10.7 million, $10.8 million and $5.9 million, respectively.

3.	Acquisitions

SurfControl

In October 2007, the Company completed the acquisition of SurfControl, a U.K.-based provider of Web and email security solutions for approximately $460.9 million. The purchase price was allocated as follows: $157.8 million to amortizable intangible assets, $0.4 million to net tangible liabilities assumed and the remaining $303.5 million to goodwill. In connection with the acquisition, management approved plans to exit certain SurfControl facilities. During 2009, the Company made a lease termination payment to exit the last remaining vacated SurfControl facility. As a result, the Company has no remaining accrued facility exit costs as of December 31, 2009 as show below (in thousands):

	Balance at December 31, 2008	Cash Payments	Charged to Expense	Adjustments	Balance at December 31, 2009
Facility exit costs	$2,243	$(2,097)	$33	$(179)	$—

The adjustment of $179,000 to eliminate the unused accrued facility exit costs was recorded as a reduction to goodwill.

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

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

4.	Intangible Assets

Intangible assets subject to amortization consisted of the following as of December 31, 2009 (in thousands):

	Remaining Weighted Average Life (in years)	Cost	Accumulated Amortization	Net
Technology	2.5	$32,598	$(17,706)	$14,892
Customer relationships	5.4	129,200	(76,733)	52,467
Trade name	2.0	510	(306)	204

Total	4.8	$162,308	$(94,745)	$67,563

Amortization expense of intangible assets for 2009, 2008 and 2007 was $39.3 million, $49.9 million and $20.6 million, respectively. As of December 31, 2009, amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2010	$26,484
2011	15,550
2012	8,329
2013	5,577
2014	4,545
Thereafter	7,078

Total expected amortization expense	$67,563

5.	Geographic Information

The following illustrates revenues attributed to customers located in the Company’s country of domicile (the United States) and those attributed to foreign customers (in thousands):

	Years Ended December 31,
	2009	2008	2007
United States	$155,837	$155,720	$123,445
Europe, Middle East and Africa	108,290	91,182	59,166
Asia/Pacific	22,684	18,556	10,745
Canada and Latin America	26,902	22,816	16,951

	$313,713	$288,274	$210,307

The United Kingdom represented $45.2 million, $43.2 million and $22.5 million of total revenue for the years ended 2009, 2008 and 2007, respectively. No other foreign country represented more than 5% of total revenue.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

The carrying value of the Company’s property and equipment assets are located in the following geographic areas (in thousands):

	December 31,
	2009	2008
United States	$8,474	$8,724
China	2,697	1,112
United Kingdom	2,615	3,168
Ireland	1,863	193
Other	845	1,115

	$16,494	$14,312

6.	Deferred Revenue

The Company expects to recognize revenue related to contractual arrangements in existence as of December 31, 2009 as follows (in thousands):

Years Ending December 31,
2010	$239,010
2011	92,963
2012	40,254
2013 and thereafter	7,885

$380,112

7.	Senior Secured Credit Facility

In connection with the acquisition of SurfControl in October 2007, the Company entered into an amended and restated senior credit agreement (the “Senior Credit Agreement”). The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. At December 31, 2009, the outstanding balance under the senior secured term loan was $87 million as a result of the Company making optional prepayments as well as required principal payments. The senior secured credit facility is secured by substantially all of the assets of the Company, including pledges of stock of some of its subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by the Company’s domestic subsidiaries. The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon the Company’s total leverage ratio, as defined in the Senior Credit Agreement. The unused portion of the revolving credit facility requires a fee per annum, also based upon the Company’s total leverage ratio. Based on the total leverage ratio throughout 2009, the spread on the senior secured term loan was LIBOR plus 225 basis points per annum and the fee for the unused portion of the revolving credit facility was 25 basis points per annum. The weighted average interest rate on the senior secured term loan at December 31, 2009 was 3.9%. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Among the negative covenants are restrictions on the Company’s ability to borrow money, including restrictions on (a) the incurrence of more than $15 million of new debt, including capital leases (subject to certain exceptions), (b) the incurrence of more than $7.5 million in letters of credit, (c) the incurrence of more than $50 to $75 million of new debt,

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

depending on the Company’s leverage ratio, to finance future acquisitions or (d) the assumption of more than $15 million of new debt in connection with acquisitions. Also, the Company is not permitted to pay cash dividends under the terms of the Senior Credit Agreement.

As of December 31, 2009, future remaining minimum principal payments under the senior secured term loan will be as follows (in thousands):

Years Ending December 31,
2010	$12,429
2011	14,914
2012	59,657

Total	$87,000

8.    Fair Value Measurements and Derivatives

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Foreign currency forward contracts not designated as hedges	$—	$160	$—	$160
Liabilities:
Interest rate swaps	$—	$616	$—	$616

(1)—quoted prices in active markets for identical assets or liabilities

(2)—observable inputs other than quoted prices in active markets for identical assets and liabilities

(3)—no observable pricing inputs in the market

Included in other assets and in other accrued expenses in the consolidated balance sheet as of December 31, 2009 are derivative contracts, comprised of interest rate swaps as well as foreign currency forward contracts, that are valued using models based on readily observable market parameters for all substantial terms of the Company’s derivative contracts and thus are classified within Level 2.

The effects of derivative instruments on the Company’s financial statements were as follows as of December 31, 2009 and for the year ended (in thousands):

	Fair Value of Derivative Instruments
	December 31, 2009
	Balance Sheet Location	Fair Value
Foreign exchange contracts not designated as cash flow hedges	Other assets	$160
Interest rate swap contracts designated as cash flow hedges	Other accrued expenses	(616)

Total derivatives		$(456)

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI) (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year Ended December 31, 2009	Year Ended December 31, 2009		Year Ended December 31, 2009
Interest rate cap contract	$(3)	$—	Interest expense	$—	Interest expense
Interest rate swap contracts	1,992	(2,319)	Interest expense	—	Interest expense
Foreign exchange contracts	(4)	150	Research and development	—	Research and development

Total	$1,985	$(2,169)		$—

	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedges	Year Ended December 31, 2009
Foreign currency forward contracts	$170	Other income, net

Fair Value Measurements on a Nonrecurring Basis

During 2009, the Company did not re-measure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (e.g., goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination). As of December 31, 2009, the Company’s senior secured term loan, with a carrying value of $87.0 million, had an estimated fair value of $76.2 million which the Company determined using a discounted cash flow model with a discount rate of 7.95% which represents the Company’s estimated incremental borrowing rate.

9.	Commitments and Contingencies

The Company leases its facilities and certain equipment under non-cancelable operating leases, which expire at various dates through 2015. The facilities’ leases contain renewal options and are subject to cost increases. Future minimum annual payments under non-cancelable operating leases at December 31, 2009 are as follows (in thousands):

Operating Leases
Years Ending December 31,
2010	$6,125
2011	4,864
2012	4,613
2013	4,491
2014	816
Thereafter	520

$21,429

Rent expense totaled $7.2 million, $7.9 million and $6.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Rent expense is generally recognized on a straight-line basis over the term of the respective leases.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

As of December 31, 2009, the Company has contractual commitment obligations for the purchase of software licenses and automobile leases in the following amounts: $364,000 for 2010, $187,000 for 2011, $68,000 for 2012 and $10,000 for 2013.

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products. The Company evaluates estimated losses for such indemnifications and considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in its financial statements.

Litigation

The Company is involved in various legal actions in the normal course of business. Based on current information, including consultation with the Company’s attorneys, management believes it has adequately reserved for any ultimate liability that may result from these actions such that any liability would not materially affect its consolidated financial position, results of operations or cash flows. Management’s evaluation of the likely impact of these actions could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on the Company’s results of operations or cash flows in a future period.

10.	Stockholders’ Equity

Stock Plans

Employee Stock Purchase Plan

Beginning with the 2001 calendar year and ending with (and including) the calendar year 2010, the Company’s Amended and Restated 2000 Employee Stock Purchase Plan (the “Purchase Plan”) provides for automatic annual increases in the number of shares reserved for issuance thereunder equal to the lesser of (i) 1% of the Company’s outstanding shares on the last trading day in December of the calendar year immediately preceding or (ii) 750,000 shares. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following commencement of the Purchase Plan. Shares issued and available for issuance are as follows:

Shares reserved for issuance at December 31, 2006	1,483,241
Shares reserved for issuance during 2007 based on the automatic increase in shares authorized	447,845
Shares issued during 2007	(239,921)

Shares reserved for issuance at December 31, 2007	1,691,165
Shares reserved for issuance during 2008 based on the automatic increase in shares authorized	453,936
Shares issued during 2008	(347,523)

Shares reserved for issuance at December 31, 2008	1,797,578
Shares reserved for issuance during 2009 based on the automatic increase in shares authorized	450,484
Shares issued during 2009	(377,619)

Shares reserved for issuance at December 31, 2009	1,870,443

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

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

Employee Stock Plans

In June 2009, the stockholders of the Company approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) as a successor to and continuation of the Company’s Amended and Restated 2000 Stock Incentive Plan and the Company’s 2007 Stock Incentive Assumption Plan (the “Prior Plans”). All outstanding stock awards under the Prior Plans continue to be subject to the terms and conditions as set forth in the agreements evidencing such awards. The 2009 Plan provides for the grant of awards to the Company’s employees, directors and consultants. The 2009 Plan provides for the grant of the following awards: incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The aggregate number of shares of Common Stock that may be issued pursuant to the 2009 Plan is not to exceed 17,500,442 shares (the “Share Reserve”); however, if any shares of common stock issued pursuant to a stock award are forfeited back to the Company, then the shares that are forfeited become available for issuance under the 2009 Plan. The stock issuable under the 2009 Plan are shares of authorized but unissued or reacquired Common Stock, including shares repurchased by the Company on the open market or otherwise. Stock options are generally exercisable for a period of seven years from the date of grant and generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months. The exercise price of stock options generally must be not less than the fair market value on the date of grant. Restricted stock units are subject to vesting and the holders of the restricted stock units are entitled to delivery of the underlying common stock on the applicable vesting date. The restricted stock units generally vest 25% one year from date of grant with semi-annual vesting thereafter for a period of 36 months. The Company also grants restricted stock units with performance-based vesting schedules to certain of its officers. To date, only non-statutory stock options and restricted stock units have been granted under the Prior Plans and 2009 Plan. Through December 31, 2009, the Company granted 1,534,928 restricted stock units of which 153,108 have vested and been issued and 178,417 have been forfeited. The remaining 1,203,403 restricted stock units have a weighted average grant date fair value of $14.30 per share, a weighted average remaining contractual term of 1.5 years and an aggregate intrinsic value of $21.0 million as December 31, 2009.

During 2008, the Company granted a total of 44,000 restricted stock unit awards with performance vesting to certain of its officers under the Prior Plans. The performance criteria were based on the Company’s achievement of combined annual billings and operating income objectives for 2008 set by the Company’s Board of Directors. As a result of the Company achieving the performance requirements, 50% of the restricted stock units vested on February 5, 2010 and the remaining 50% will vest on February 5, 2011. During 2009, the Company granted a total of 74,000 restricted stock unit awards with performance vesting to certain of its officers under the Prior Plans. The performance criteria were based on the Company’s achievement of combined annual billings and operating income objectives for 2009 set by the Company’s Board of Directors. As a result of the Company not achieving the performance requirements in 2009, none of these restricted stock units will vest.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

The following table summarizes restricted stock unit activity for fiscal years 2007, 2008 and 2009:

	Number of Shares	Weighted Average Fair Value
Balance at December 31, 2006	120,000	$29.40
Released	(32,333)	23.22

Balance at December 31, 2007	87,667	29.70
Granted	291,770	17.60
Released	(33,000)	17.69
Canceled	(10,750)	16.81

Balance at December 31, 2008	335,687	19.73
Granted	1,123,158	13.05
Released	(87,775)	14.61
Canceled	(167,667)	13.06

Balance at December 31, 2009	1,203,403	14.30

The following table summarizes stock option activity for fiscal years 2007, 2008 and 2009:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2006	7,038,259	22.61
Granted	3,229,009	21.51
Exercised	(339,368)	9.60
Canceled	(841,114)	23.58

Balance at December 31, 2007	9,086,786	22.62
Granted	2,718,725	19.12
Exercised	(356,084)	12.11
Canceled	(1,018,327)	22.44

Balance at December 31, 2008	10,431,100	22.08
Granted	802,259	14.74
Exercised	(204,818)	11.88
Canceled	(1,252,863)	20.88

Balance at December 31, 2009	9,775,678	21.85

The weighted average fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 was $4.85, $5.15 and $6.71 per share, respectively, based on the grant date fair value of the stock options.

The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $1.2 million, $3.0 million and $4.1 million, respectively.

The total fair value of stock options vested during the years ended December 31, 2009, 2008 and 2007 was $9.7 million, $13.1 million and $13.8 million, respectively.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

The following table summarizes all stock options outstanding and exercisable by price range as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.07 – $18.38	2,196,177	4.5	$14.10	1,209,888	$13.19
$18.40 – $20.14	2,020,886	4.5	19.14	1,168,534	19.21
$20.50 – $23.46	1,986,302	4.2	21.93	1,344,244	21.98
$23.60 – $27.70	1,961,192	3.1	24.83	1,610,950	24.97
$27.74 – $99.96	1,611,121	4.2	32.06	1,230,956	32.01

	9,775,678	4.1	21.85	6,564,572	22.48

The Company defines in-the-money stock options at December 31, 2009 as stock options that had exercise prices that were lower than the $17.46 market price of the Company’s common stock at that date. As of December 31, 2009, the weighted-average remaining contractual term of options outstanding is 4.1 years and the weighted-average remaining contractual term of options currently exercisable is 3.6 years. The aggregate intrinsic value of all exercisable and non-exercisable stock options outstanding and in-the-money at December 31, 2009 was $7.7 million. The aggregate intrinsic value of only exercisable stock options outstanding and in-the-money at December 31, 2009 was $5.4 million. There were 1,703,535 stock options in-the-money at December 31, 2009, of which 935,803 stock options were exercisable.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance as of December 31, 2009:

Stock options and restricted stock units:
Granted and outstanding	10,979,081
Reserved for future grants	6,322,889
Employee Stock Purchase Plan:
Reserved for future issuance	1,870,443

Total	19,172,413

Treasury Stock

In April 2003, the Company announced that its Board of Directors authorized a stock repurchase program of up to 4 million shares of its common stock. In August 2005, the Company announced that its Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In July 2006, the Company announced that its Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. In January 2008, the Company adopted a 10b5-1 plan that provides for quarterly purchases of the Company’s common stock in open market transactions. In January 2010, the Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 16 million shares.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

Depending on market conditions and other factors, including compliance with covenants in the Company’s senior secured credit facility, purchases by the Company’s agent under this program may commence or be suspended at any time, or from time to time, without prior notice to the Company. During 2009, the Company repurchased 2,284,915 shares of its common stock for an aggregate of approximately $34.5 million at an average price of $15.08 per share. As of December 31, 2009, the Company had repurchased a total of 11,534,024 shares of its common stock under these programs for an aggregate of $224.9 million at an average price of $19.50 per share. On February 5, 2010, the Company amended the Senior Credit Agreement in order to increase its capacity to repurchase shares of common stock. Under the terms of the Senior Credit Agreement, the Company is restricted from repurchasing its common stock for an aggregate purchase price that exceeds 50% of the aggregate amount of its consolidated net income, as defined in the Senior Credit Agreement, during the period from the effective date of the facility through the most recent quarter end for which the Company has filed quarterly financial statements. Based on the February 5, 2010 amendment, the Company can repurchase up to $42.2 million of its common stock under the Senior Credit Agreement as of December 31, 2009, excluding amounts repurchased by the Company prior to December 31, 2009.

11.	Income Taxes

For financial reporting purposes, loss before income taxes includes the following components:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
(Loss) income before income taxes
United States	$2,922	$(27,407)	$(3,906)
Foreign	(6,563)	(18,856)	(9,642)

Total	$(3,641)	$(46,263)	$(13,548)

The provision (benefit) for income taxes is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Current
Federal	$(247)	$(1,105)	$7,840
Foreign	5,443	13,331	5,943
State	2,519	(2,316)	3,628

	7,715	9,910	17,411
Deferred
Federal	5,612	(13,577)	(6,100)
Foreign	(7,192)	(12,380)	(6,623)
State	921	(3,437)	(1,755)

	(659)	(29,394)	(14,478)

Provision (benefit) for income taxes	$7,056	$(19,484)	$2,933

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

The reconciliation of income tax computed at the federal statutory rate to the provision (benefit) for income taxes is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Statutory rate	$(1,274)	$(16,192)	$(4,742)
Foreign tax	(1,505)	4,350	674
State tax	2,690	(5,641)	1,112
Valuation allowance	2,428	(1,986)	4,822
Credits	—	(432)	(680)
Tax-exempt interest	—	348	(651)
Share-based compensation	1,498	304	2,323
Uncertain tax positions	2,530	(453)	(669)
Other	689	218	744

Provision (benefit) for income taxes	$7,056	$(19,484)	$2,933

Significant components of the Company’s deferred tax assets are as follows:

	Years Ended December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Deferred revenue	$34,859	$40,757
Share-based compensation	21,266	16,436
State tax	40	498
Reserves and accruals not currently deductible	5,384	11,686
Net operating losses	13,423	17,678
Tax credits	657	920
Other	1,210	2,630

Gross deferred tax assets	76,839	90,605
Valuation allowance for deferred tax assets	(5,329)	(5,049)

Deferred tax assets, net	71,510	85,556
Deferred tax liabilities:
Basis difference in intangibles	(26,655)	(36,303)
Other	(2,064)	(2,394)

Net deferred taxes	$42,791	$46,859

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Periodically, management reassesses the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on the Company’s assessment of these items during 2009, the Company determined that it was more likely than not that the deferred tax assets would be fully utilized. During 2009, the increase in valuation allowance related primarily to net operating losses of foreign subsidiaries.

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

As of December 31, 2009, the Company had federal, state, United Kingdom, Australia, Austria, Brazil, France and China net operating loss carryforwards of approximately $16.4 million, $35.6 million, $18.0 million, $1.0 million, $0.4 million, $0.8 million, $1.4 million and $0.5 million, respectively. A portion of the U.S. federal and state net operating losses are subject to annual limitations due to changes in ownership. If not utilized, the federal net operating loss carryforward will begin to expire in 2027, the state net operating loss carryforward will begin to expire in 2014 and the China net operating loss carryforward will expire in 2013. The net operating loss carryforwards in the United Kingdom, Australia, Austria, France and Brazil have no expiration date.

As of December 31, 2009, the Company had approximately $40.9 million of undistributed earnings related to its foreign subsidiaries. Management believes that these earnings will be indefinitely reinvested in foreign jurisdictions; accordingly, the Company has not provided for U.S. federal income taxes related to these earnings. However, upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. Due to the complex nature of U.S. and foreign tax laws, it is not practicable for the Company to estimate the amount of tax liability as a result of a distribution of its foreign subsidiaries’ earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of year	$8,772	$12,338	$9,707
Additions for tax positions related to the current year	2,578	705	1,892
Additions for tax positions of prior years	5,050	1,515	2,243
Reductions for tax positions related to prior years	(8)	(3,979)	(145)
Reductions for settlements	(1,325)	(65)	—
Reductions for lapse of statute of limitations for assessment of taxes	(842)	(1,742)	(1,359)

Balance at end of year	$14,225	$8,772	$12,338

Included in the balance of unrecognized tax benefits as of December 31, 2009 and 2008 are $10.5 million and $8.1 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate and $1.0 million and $0.7 million, respectively, of tax benefits that, if recognized, would increase additional paid-in capital. The Company also accrued potential penalties and interest of $0.4 million, $0.5 million and $0.6 million related to these uncertain tax positions during 2009, 2008 and 2007, respectively, and in total, as of December 31, 2009 and 2008, the Company has recorded a liability for potential penalties and interest of $1.8 million and $1.3 million, respectively. Based on the current status of the IRS audit and the related extension of the statutes of limitations, it is not reasonably possible to estimate a range by which the Company’s unrecognized tax benefits may change within the next twelve months.

The Company and its subsidiaries file tax returns which are routinely examined by tax authorities in the U.S. and in various state and foreign jurisdictions. The Company is currently under examination by the respective tax authorities for tax years 2005 to 2007 in the United States, for 2006 to 2007 in the United Kingdom and for 2006 to 2008 in Israel. The Company has various other on-going audits in various stages of completion. In general, the tax years 2005 through 2008 could be subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, tax years 2004 through 2008 could be subject to examination by the respective tax authorities.

During the fourth quarter of 2009, the U.S. Internal Revenue Service (the “IRS”) issued Notices of Proposed Adjustment related to the cost sharing arrangement between our U.S. parent company and our Irish subsidiary, including the amount of cost sharing buy-in, as well as with respect to the Company’s claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive

Websense, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

officers. The amount of additional tax proposed by the IRS totals approximately $17.7 million, of which $13.5 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in the Company’s cost sharing arrangement could have on the Company’s effective tax rate. As each audit progresses and is ultimately concluded, adjustments, if any, will be appropriately recorded in the Company’s financial statements from time to time in light of prevailing facts based on the Company’s and the taxing authority’s respective positions on any disputed matters.

12.	Employee Retirement Plans

The Company has a 401(k) defined contribution retirement plan (the “401(k) Plan”) covering substantially all U.S. employees. The 401(k) Plan provides for voluntary employee contributions from 1% to 50% of annual compensation, as defined, and provides for a discretionary employer matching contribution of 25% for each employee deferral contribution made during the plan year, up to 6% of the participant’s compensation. The Company also has defined contribution plans in certain foreign subsidiary locations in which the majority of employees in those locations participate. The amount of employer expenses including the employer contributions to the 401(k) Plan and foreign subsidiaries’ plans during the years ended December 31, 2009, 2008 and 2007 were $1.4 million, $1.5 million and $0.9 million, respectively.

13.	Summarized Quarterly Data (Unaudited)

The following tables present the Company’s unaudited quarterly consolidated statement of operations data for 2009 and 2008.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2009
Revenues	$77,567	$77,837	$78,601	$79,708
Gross margin	65,736	65,438	65,432	66,301
Income (loss) from operations	1,836	1,391	1,263	(1,431)
Loss before income taxes	(19)	(284)	(253)	(3,085)
Net (loss) income	$(1,087)	$3,335	$(1,925)	$(11,020)
Basic (loss) income per share(1)	$(0.02)	$0.08	$(0.04)	$(0.25)
Diluted (loss) income per share(1)	$(0.02)	$0.07	$(0.04)	$(0.25)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2008
Revenues	$65,120	$70,262	$74,884	$78,008
Gross margin	53,241	58,578	62,589	65,706
Loss from operations	(16,046)	(10,969)	(4,325)	(2,528)
Loss before income taxes	(20,557)	(12,929)	(7,438)	(5,339)
Net loss	$(6,701)	$(9,611)	$(4,813)	$(5,654)
Basic and diluted loss per share(1)	$(0.15)	$(0.21)	$(0.11)	$(0.13)

(1)	Basic and diluted net income (loss) per share computations for each quarter are independent and may not add up to the net income (loss) per share computation for the respective year. See Note 1 of Notes to the Consolidated Financial Statements for an explanation of the determination of basic and diluted net income (loss) per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2009, the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation of Material Weaknesses

In our annual report for the year ended December 31, 2008 and our quarterly reports for the periods from January 1, 2009 through September 30, 2009, we reported the following material weaknesses in our internal control over financial reporting:

There were deficiencies in our internal controls over the application of software revenue recognition accounting rules as it applies to the recording of our royalty revenue pursuant to arrangements with our OEM customers. These OEM contracts were acquired in our acquisition of SurfControl in October 2007 and contain multiple elements which require us to provide services over various contractual periods. Specifically, our failure to properly review the acquired OEM contracts caused us to not detect that our method of accounting for the royalty revenue upon being invoiced was not in conformity with generally accepted accounting principles.

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

We took the following actions to remediate these material weaknesses:

•

We performed a detailed review of all of our OEM contracts and implemented increased internal controls surrounding our review of contracts with our customers, including implementing a process to review each OEM contract to determine the maximum period of our performance obligations.

•

We implemented a detailed revenue recognition checklist that is required to be completed for all significant revenue contracts and is required to have various levels of review and approval depending on established dollar thresholds.

•	We implemented new annual controls requiring a tax executive to review and approve (1) the reconciliation between the separate pre-tax US GAAP income by subsidiary, as used for the purpose of preparing the tax provision in the annual financial statements, to the consolidated total pre-tax US GAAP income and (2) the rollforward of the valuation allowance in the income tax rate reconciliation.

•	We have formed an internal audit function that reports jointly to the Audit Committee of the Board of Directors and our Chief Financial Officer.

During the quarter ended December 31, 2009, management tested the design and operating effectiveness of the newly implemented controls and concluded that the material weaknesses described above have been remediated as of December 31, 2009.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on our evaluation under the criteria set forth in the COSO Report, our management concluded our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on our internal control over financial reporting which is included herein.

(c)	Changes in Internal Control over Financial Reporting

Other than actions described in subsection (a) titled “Remediation of Material Weaknesses,” there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Websense, Inc.

We have audited Websense, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Websense, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Websense, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Websense, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Websense, Inc. and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 25, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors. Information concerning our directors is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 8, 2010.

(b) Executive Officers. Information concerning our executive officers is set forth under the section captioned “Executive Officers” in Part I of this report.

(c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 8, 2010.

(d) The Company has adopted a Code of Business Conduct which, together with the policies referred to therein, is applicable to all directors, officers and employees of the Company. In addition, the Company has adopted a Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Finance, Accounting and Tax Department Personnel (“Code of Ethics”). The Code of Business Conduct and the Code of Ethics cover all areas of professional conduct, including conflicts of interest, disclosure obligations, insider trading and confidential information, as well as compliance with all laws, rules and regulations applicable to our business. The Company encourages all employees, officers and directors to promptly report any violations of any of the Company’s policies. In the event that an amendment to, or a waiver from, a provision of the Code of Business Conduct or Code of Ethics that applies to any of our directors or executive officers is necessary, the Company intends to post such information on its Web site. A copy of our Code of Business Conduct and our Code of Ethics can be obtained from our Web site at www.websense.com.

(e) Audit Committee. Information concerning the audit committee of our Board of Directors and our designated “audit committee financial experts” is incorporated by reference from the section captioned “Audit Committee” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 8, 2010.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Compensation of Executive Officers” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 8, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K concerning security ownership of certain beneficial owners and management is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 8, 2010.

The following table provides information as of December 31, 2009 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities subject to outstanding options, warrants and rights)
Equity compensation plans approved by security holders(1)	10,968,447	$21.69	8,193,332	(3)
Equity compensation plans not approved by security holders(2)	10,634	$6.74	—

Total	10,979,081	$21.68	8,193,332

(1)	Consists solely of the 2009 Equity Incentive Plan.
(2)	Consists of 354,000 stock option grants made to certain new employees in 2002 in order to induce them to commence employment with the Company, of which 10,634 shares under options are outstanding. The outstanding stock options have substantially the same terms as stock options issued under the 2009 Equity Incentive Plan and have a weighted average exercise price of $6.74 per share.
(3)	Consists of shares available for future issuance under the 2009 Equity Incentive Plan. As of December 31, 2009, an aggregate of 1,870,443 shares of Common Stock were available for issuance under the Employee Stock Purchase Plan and 6,322,889 shares of Common Stock were available for issuance under the 2009 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Transactions with Related Persons” in the Company’s Proxy Statement related to the Annual Meeting of Stockholders to be held on June 8, 2010.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement related to the Annual Meeting of Stockholders to be held on June 8, 2010.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

(a)	The following documents are filed as part of this report:

1. The following consolidated financial statements of Websense, Inc. are filed as part of this report under Item 8—Financial Statements and Supplementary Data:

Consolidated balance sheets—December 31, 2009 and 2008	48
Consolidated statements of operations—Years ended December 31, 2009, 2008 and 2007	49
Consolidated statements of stockholders’ equity—Years ended December 31, 2009, 2008 and 2007	50
Consolidated statements of cash flows—Years ended December 31, 2009, 2008 and 2007	51
Notes to consolidated financial statements—December 31, 2009	52

2. Financial schedules required to be filed by Item 8 of this form:

Schedule II Valuation and Qualifying Accounts	82

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.	Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(2)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999

10.2(3)*	Amendment to Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated January 24, 2006

10.3(4)*	Employment Agreement by and between Websense, Inc. and Gene Hodges, dated January 9, 2006

10.4(5)*	Employment Agreement by and between Websense, Inc. and Arthur S. Locke III, dated July 28, 2009

10.5(6)*	Employment Agreement by and between Websense, Inc. and John McCormack, dated July 5, 2006

10.6*	Employment Agreement by and between Websense, Inc. and Didier Guibal, dated July 14, 2009

10.7(1)*	2009 Equity Incentive Plan

10.8(1)*	Form of Stock Option Agreement under the 2009 Equity Incentive Plan

10.9(1)*	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan

10.10(1)*	Form of Non-Discretionary Stock Option Agreement under the 2009 Equity Incentive Plan and Form of Early Exercise Stock Purchase Agreement under the 2009 Equity Incentive Plan

10.11(1)*	Form of Non-Discretionary Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan

Exhibit Number	Description of Document
10.12(5)*	2000 Amended and Restated Employee Stock Purchase Plan

10.13(2)	Form of Indemnification Agreement between Websense, Inc. and its directors

10.14(2)	Form of Indemnification Agreement between Websense, Inc. and its officers

10.15(7)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002; First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002; Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003

10.16(8)	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004

10.17(3)	Fourth Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated March 24, 2005

10.18(9)	Fifth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated December 21, 2006

10.19(9)	Sixth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated January 30, 2007

10.20(9)	Seventh Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated February 12, 2007

10.21(10)	$225,000,000 Amended and Restated Senior Credit Agreement, dated October 11, 2007, among Websense, Inc. as borrower, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc. as sole lead arranger and sole bookrunner, Morgan Stanley Senior Funding, Inc. as senior administrative agent, Bank of America, N.A., as syndication agent, Key Bank National Association, JP Morgan Chase Bank and Citibank, N.A., as co-documentation agents, Morgan Stanley Senior Funding, Inc. as senior administrative agent, and Morgan Stanley & Co. Incorporated, as senior collateral agent for the benefit of the secured parties.

10.22(11)	First Amendment, dated as of December 28, 2007, to the Senior Credit Agreement, dated as of October 11, 2007, among Websense, Inc., a Delaware corporation, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as senior administrative agent, Bank of America, N.A., as syndication agent, Key Bank National Association, JP Morgan Chase Bank, N.A. and Citibank, N.A., as codocumentation agents and Morgan Stanley & Co., as senior collateral agent.

10.23	Second Amendment, dated as of June 10, 2008, to the Senior Credit Agreement, dated as of October 11, 2007, and amended on December 28, 2007, among Websense, Inc., a Delaware corporation, the Guarantors identified on the signature pages hereto, the lenders identified on the signature pages hereto and Bank of America, N.A., as Senior Administrative Agent.

10.24	Third Amendment, dated as of February 5, 2010, to the Senior Credit Agreement, dated as of October 11, 2007, and amended on December 28, 2007 and June 10, 2008, among Websense, Inc., a Delaware corporation, the Guarantors identified on the signature pages hereto, the lenders identified on the signature pages hereto and Bank of America, N.A., as Senior Administrative Agent.

10.25(12)	Distribution Agreement by and between Websense, Inc. and Ingram Micro Inc., dated August 3, 2006.

10.26(13)*	Officer Change in Control Severance Benefit Plan

10.27(13)*	Form of Severance Plan Participation Agreement for Tier One Officers

Exhibit Number	Description of Document
10.28(13)*	Form of Severance Plan Participation Agreement for Tier Two Officers

10.29(13)*	Form of Severance Plan Participation Agreement for Tier Three Officers

10.30(14)*	2010 Bonus Program

10.31(14)*	2010 EVP of Worldwide Sales Bonus Program

10.32*	Board of Directors Compensation Plan

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to our Current Report on Form 8-K filed on June 19, 2009.
(2)	Filed as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.
(3)	Filed as an exhibit to our Form 10-K for the period ended December 31, 2005 filed on March 3, 2006 and incorporated herein by reference.
(4)	Filed as an exhibit to our Form 8-K filed on January 11, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to our Form 8-K filed on July 28, 2009 and incorporated herein by reference.
(6)	Filed as an exhibit to our Form 10-Q for the period ended March 31, 2008 filed on May 9, 2008 and incorporated herein by reference.
(7)	Filed as an exhibit to our Form 10-Q for the period ended June 30, 2003 filed on August 13, 2003 and incorporated herein by reference.
(8)	Filed as an exhibit to our Form 10-Q for the period ended September 30, 2004 filed on November 5, 2004 and incorporated herein by reference.
(9)	Filed as an exhibit to our Form 8-K filed on February 22, 2007 and incorporated herein by reference.
(10)	Filed as an exhibit to our Form 8-K filed on October 17, 2007 and incorporated herein by reference.
(11)	Filed as an exhibit to our Form 10-K for the period ended December 31, 2007 filed on February 28, 2008 and incorporated herein by reference.
(12)	Filed as an exhibit to our Form 10-Q for the period ended March 31, 2009 filed on May 7, 2009 and incorporated herein by reference.
(13)	Filed as an exhibit to our Form 8-K filed on July 23, 2008 and incorporated herein by reference.
(14)	Filed as an exhibit to our Form 8-K filed on February 24, 2010 and incorporated herein by reference.

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

Signature	Title	Date

/s/ GENE HODGES Gene Hodges	Director, Chief Executive Officer (principal executive officer)	February 25, 2010

/s/ ARTHUR S. LOCKE III Arthur S. Locke III	Sr. Vice President and Chief Financial Officer (principal financial and accounting officer)	February 25, 2010

/s/ JOHN B. CARRINGTON John B. Carrington	Chairman of the Board	February 25, 2010

/s/ MARK ST.CLARE Mark St.Clare	Director	February 25, 2010

/s/ BRUCE T. COLEMAN Bruce T. Coleman	Director	February 25, 2010

/s/ JOHN SCHAEFER John Schaefer	Director	February 25, 2010

/s/ GARY E. SUTTON Gary E. Sutton	Director	February 25, 2010

/s/ PETER WALLER Peter Waller	Director	February 25, 2010

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

WEBSENSE, INC.

(In thousands)

A	B	C			D		E
Description	Balance at Beginning of Period	Additions			Deductions—Describe		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts—Describe
YEAR ENDED DECEMBER 31, 2007
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,425	—	$1,356	(2)	$650	(1)	$2,131
YEAR ENDED DECEMBER 31, 2008
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,131	—	$—		$379	(1)	$1,752
YEAR ENDED DECEMBER 31, 2009
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,752	—	$250	(2)	$200	(1)	$1,802

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Amount represents reserve recorded as a reduction of deferred revenue and represents customer balances deemed uncollectible. The reserve is amortized as a reduction of revenue over the average life of all subscriptions.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(2)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999

10.2(3)*	Amendment to Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated January 24, 2006

10.3(4)*	Employment Agreement by and between Websense, Inc. and Gene Hodges, dated January 9, 2006

10.4(5)*	Employment Agreement by and between Websense, Inc. and Arthur S. Locke III, dated July 28, 2009

10.5(6)*	Employment Agreement by and between Websense, Inc. and John McCormack, dated July 5, 2006

10.6*	Employment Agreement by and between Websense, Inc. and Didier Guibal, dated July 14, 2009

10.7(1)*	2009 Equity Incentive Plan

10.8(1)*	Form of Stock Option Agreement under the 2009 Equity Incentive Plan

10.9(1)*	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan

10.10(1)*	Form of Non-Discretionary Stock Option Agreement under the 2009 Equity Incentive Plan and Form of Early Exercise Stock Purchase Agreement under the 2009 Equity Incentive Plan

10.11(1)*	Form of Non-Discretionary Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan

10.12(5)*	2000 Amended and Restated Employee Stock Purchase Plan

10.13(2)	Form of Indemnification Agreement between Websense, Inc. and its directors

10.14(2)	Form of Indemnification Agreement between Websense, Inc. and its officers

10.15(7)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002; First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002; Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003

10.16(8)	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004

10.17(3)	Fourth Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated March 24, 2005

10.18(9)	Fifth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated December 21, 2006

10.19(9)	Sixth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated January 30, 2007

10.20(9)	Seventh Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated February 12, 2007

Exhibit Number	Description of Document
10.21(10)	$225,000,000 Amended and Restated Senior Credit Agreement, dated October 11, 2007, among Websense, Inc. as borrower, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc. as sole lead arranger and sole bookrunner, Morgan Stanley Senior Funding, Inc. as senior administrative agent, Bank of America, N.A., as syndication agent, Key Bank National Association, JP Morgan Chase Bank and Citibank, N.A., as co-documentation agents, Morgan Stanley Senior Funding, Inc. as senior administrative agent, and Morgan Stanley & Co. Incorporated, as senior collateral agent for the benefit of the secured parties.

10.22(11)	First Amendment, dated as of December 28, 2007, to the Senior Credit Agreement, dated as of October 11, 2007, among Websense, Inc., a Delaware corporation, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as senior administrative agent, Bank of America, N.A., as syndication agent, Key Bank National Association, JP Morgan Chase Bank, N.A. and Citibank, N.A., as codocumentation agents and Morgan Stanley & Co., as senior collateral agent.

10.23	Second Amendment, dated as of June 10, 2008, to the Senior Credit Agreement, dated as of October 11, 2007, and amended on December 28, 2007, among Websense, Inc., a Delaware corporation, the Guarantors identified on the signature pages hereto, the lenders identified on the signature pages hereto and Bank of America, N.A., as Senior Administrative Agent.

10.24	Third Amendment, dated as of February 5, 2010, to the Senior Credit Agreement, dated as of October 11, 2007, and amended on December 28, 2007 and June 10, 2008, among Websense, Inc., a Delaware corporation, the Guarantors identified on the signature pages hereto, the lenders identified on the signature pages hereto and Bank of America, N.A., as Senior Administrative Agent.

10.25(12)	Distribution Agreement by and between Websense, Inc. and Ingram Micro Inc., dated August 3, 2006.

10.26(13)*	Officer Change in Control Severance Benefit Plan

10.27(13)*	Form of Severance Plan Participation Agreement for Tier One Officers

10.28(13)*	Form of Severance Plan Participation Agreement for Tier Two Officers

10.29(13)*	Form of Severance Plan Participation Agreement for Tier Three Officers

10.30(14)*	2010 Bonus Program

10.31(14)*	2010 EVP of Worldwide Sales Bonus Program

10.32*	Board of Directors Compensation Plan

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed on June 19, 2009.
(2)	Filed as an exhibit to our Registration Statement on Form S-1and incorporated herein by reference.
(3)	Filed as an exhibit to our Form 10-K for the period ended December 31, 2005 filed on March 3, 2006 and incorporated herein by reference.
(4)	Filed as an exhibit to our Form 8-K filed on January 11, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to our Form 8-K filed on July 28, 2009 and incorporated herein by reference.
(6)	Filed as an exhibit to our Form 10-Q for the period ended March 31, 2008 filed on May 9, 2008 and incorporated herein by reference.
(7)	Filed as an exhibit to our Form 10-Q for the period ended June 30, 2003 filed on August 13, 2003 and incorporated herein by reference.
(8)	Filed as an exhibit to our Form 10-Q for the period ended September 30, 2004 filed on November 5, 2004 and incorporated herein by reference.
(9)	Filed as an exhibit to our Form 8-K filed on February 22, 2007 and incorporated herein by reference.
(10)	Filed as an exhibit to our Form 8-K filed on October 17, 2007 and incorporated herein by reference.
(11)	Filed as an exhibit to our Form 10-K for the period ended December 31, 2007 filed on February 28, 2008 and incorporated herein by reference.
(12)	Filed as an exhibit to our Form 10-Q for the period ended March 31, 2009 filed on May 7, 2009 and incorporated herein by reference.
(13)	Filed as an exhibit to our Form 8-K filed on July 23, 2008 and incorporated herein by reference.
(14)	Filed as an exhibit to our Form 8-K filed on February 24, 2010 and incorporated herein by reference.