Form 10-Q
period 2010-03-31
WEBSENSE INC
filed 2010-05-06
CIK 1098277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of April 30, 2010 was 43,202,423.

Websense, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2010

Part I – Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets

(In thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,312	$82,862
Cash and cash equivalents – restricted	272	267
Accounts receivable, net	53,801	82,529
Income tax receivable/prepaid income tax	10,122	11,446
Current portion of deferred income taxes	36,831	36,538
Other current assets	13,038	11,461

Total current assets	202,376	225,103
Cash and cash equivalents – restricted, less current portion	414	167
Property and equipment, net	15,602	16,494
Intangible assets, net	60,938	67,563
Goodwill	372,445	372,445
Deferred income taxes, less current portion	11,821	11,795
Deposits and other assets	8,802	8,094

Total assets	$672,398	$701,661

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,168	$5,135
Accrued compensation and related benefits	20,253	21,953
Other accrued expenses	17,436	21,263
Current portion of income taxes payable	2,174	1,938
Current portion of senior secured term loan	11,667	12,429
Current portion of deferred tax liability	3,826	4,572
Current portion of deferred revenue	237,344	239,010

Total current liabilities	297,868	306,300
Income taxes payable, less current portion	16,399	15,988
Senior secured term loan, less current portion	63,333	74,571
Deferred tax liability, less current portion	918	970
Deferred revenue, less current portion	137,646	141,102

Total liabilities	516,164	538,931
Stockholders’ equity:
Common stock	536	529
Additional paid-in capital	344,547	330,451
Treasury stock, at cost	(216,317)	(194,672)
Retained earnings	29,251	28,416
Accumulated other comprehensive loss	(1,783)	(1,994)

Total stockholders’ equity	156,234	162,730

Total liabilities and stockholders’ equity	$672,398	$701,661

See accompanying notes.

Websense, Inc.

Consolidated Statements of Operations

(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenues	$79,770	$77,567
Cost of revenues:
Cost of revenues	9,906	8,575
Amortization of acquired technology	2,245	3,256

Total cost of revenues	12,151	11,831

Gross margin	67,619	65,736
Operating expenses:
Selling and marketing	40,749	39,893
Research and development	14,125	12,846
General and administrative	9,076	11,161

Total operating expenses	63,950	63,900

Income from operations	3,669	1,836
Interest expense	(1,145)	(2,212)
Other (expense) income, net	(744)	357

Income (loss) before income taxes	1,780	(19)
Provision for income taxes	945	1,068

Net income (loss)	835	(1,087)

Net income (loss) per share:
Basic net income (loss) per share	$0.02	$(0.02)

Diluted net income (loss) per share	$0.02	$(0.02)

Weighted average shares – basic	43,213	44,825

Weighted average shares – diluted	44,110	44,825

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

	Common stock		Additional	Treasury	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	paid-in capital	stock	earnings	loss	equity
Balance at December 31, 2009	43,410	$529	$330,451	$(194,672)	$28,416	$(1,994)	$162,730
Issuance of common stock upon exercise of options	458	5	7,566	—	—	—	7,571
Issuance of common stock from restricted stock units, net	129	2	—	(1,646)	—	—	(1,644)
Share-based compensation expense	—	—	6,584	—	—	—	6,584
Tax shortfall from share-based compensation	—	—	(54)	—	—	—	(54)
Purchase of treasury stock	(957)	—	—	(19,999)	—	—	(19,999)
Other comprehensive income:
Net income	—	—	—	—	835	—	835
Net change in unrealized gain on derivative contracts, net of tax	—	—	—	—	—	211	211

Comprehensive income							1,046

Balance at March 31, 2010	43,040	$536	$344,547	$(216,317)	$29,251	$(1,783)	$156,234

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
Operating activities:
Net income (loss)	$835	$(1,087)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,428	12,904
Share-based compensation	6,584	6,157
Deferred income taxes	(1,250)	(5,676)
Unrealized gain on foreign exchange	(268)	(436)
Tax shortfall from share-based compensation	54	625
Changes in operating assets and liabilities:
Accounts receivable	29,427	33,775
Other assets	(2,609)	(592)
Accounts payable	817	1,187
Accrued compensation and related benefits	(3,266)	(2,841)
Other liabilities	(3,375)	(998)
Deferred revenue	(5,121)	(10,550)
Income taxes payable and receivable/prepaid	2,336	3,710

Net cash provided by operating activities	33,592	36,178

Investing activities:
Change in restricted cash and cash equivalents	(238)	913
Purchase of property and equipment	(2,537)	(3,402)

Net cash used in investing activities	(2,775)	(2,489)

Financing activities:
Principal payments on senior secured term loan	(12,000)	(15,000)
Proceeds from exercise of stock options	7,571	26
Tax shortfall from share-based compensation	(54)	(625)
Purchase of treasury stock	(20,170)	(7,027)

Net cash used in financing activities	(24,653)	(22,626)

Effect of exchange rate changes on cash and cash equivalents	(714)	(977)
Increase in cash and cash equivalents	5,450	10,086
Cash and cash equivalents at beginning of period	82,862	64,096

Cash and cash equivalents at end of period	$88,312	$74,182

Supplemental disclosures of cash flow information:
Income taxes paid	$566	$3,021
Interest paid	$857	$1,773
(Decrease) increase in other accrued expenses for purchase of treasury stock	$(171)	$473

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2009, included in Websense, Inc.’s (“Websense”, the “Company”, “we”, “us” or “our”) Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

During the three months ended March 31, 2010, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive securities totaled 897,000. As the Company reported a net loss for the three months ended March 31, 2009, basic and diluted EPS were the same. Potentially dilutive securities totaling approximately 7,330,000 and 10,372,000 shares for the three months ended March 31, 2010 and 2009, respectively, were excluded from the diluted EPS calculation because of their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
March 31, 2010:
Basic EPS	$835	43,213	$0.02
Effect of dilutive securities	—	897	—

Diluted EPS	$835	44,110	$0.02

March 31, 2009:
Basic EPS	$(1,087)	44,825	$(0.02)
Effect of dilutive securities	—	—	—

Diluted EPS	$(1,087)	44,825	$(0.02)

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Net income (loss)	$835	$(1,087)
Net change in unrealized gain on derivative contracts, net of tax of $(133) and $(257), respectively	211	305

Comprehensive income (loss)	$1,046	$(782)

The accumulated unrealized derivative loss, net of tax, on the Company’s derivative contracts included in “Accumulated other comprehensive loss” were as follows (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Beginning balance	$(369)	$(1,559)
Net change during the period	211	305

Ending balance	(158)	(1,254)

4. Intangible Assets

Intangible assets subject to amortization consisted of the following as of March 31, 2010 (in thousands):

	Remaining Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	2.4	$32,598	$(19,950)	$12,648
Customer relationships	5.3	129,200	(81,088)	48,112
Trade name	1.8	510	(332)	178

Total	4.7	$162,308	$(101,370)	$60,938

As of March 31, 2010, remaining amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2010	$19,859
2011	15,550
2012	8,329
2013	5,577
2014	4,545
Thereafter	7,078

Total	$60,938

5. Senior Secured Credit Facility

In October 2007, the Company entered into an amended and restated senior secured credit agreement, which was subsequently amended in December 2007, June 2008 and February 2010 (the “Senior Credit Agreement”). The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. At March 31, 2010, the outstanding balance under the senior secured term loan was $75 million as a result of the Company making principal payments totaling $12 million in the three months ended March 31, 2010. The senior secured credit facility is secured by substantially all of the assets of the Company, including pledges of stock of some of its subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by the Company’s domestic subsidiaries. The senior secured term loan bears interest at a spread above LIBOR

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

with the spread determined based upon the Company’s total leverage ratio, as defined in the Senior Credit Agreement. Based on the total leverage ratio as of December 31, 2009, the spread on the senior secured term loan was LIBOR plus 225 basis points per annum and the fee for the unused portion of the revolving credit facility was 25 basis points per annum during the quarter ended March 31, 2010. The weighted average interest rate on the senior secured term loan at March 31, 2010 was 3.6%. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Among the negative covenants are restrictions on the Company’s ability to borrow money, including restrictions on (a) the incurrence of more than $15 million of new debt, including capital leases (subject to certain exceptions), (b) the incurrence of more than $7.5 million in letters of credit, (c) the incurrence of more than $50 to $75 million of new debt, depending on the Company’s leverage ratio, to finance future acquisitions or (d) the assumption of more than $15 million of new debt in connection with one or more acquisitions. Also, the Company is not permitted to pay cash dividends under the terms of the Senior Credit Agreement.

As of March 31, 2010, future remaining minimum principal payments under the senior secured term loan will be as follows (in thousands):

Years Ending December 31,
2010	$8,333
2011	13,333
2012	53,334

Total	$75,000

6. Fair Value Measurements and Derivatives

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Israeli Shekel contracts designated as cash flow hedges	—	$49	—	$49
Liabilities:
Interest rate swaps designated as cash flow hedges	—	321	—	321
Foreign currency forward contracts not designated as fair value hedges	—	200	—	200

(1) –	quoted prices in active markets for identical assets or liabilities
(2) –	observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) –	no observable pricing inputs in the market

Included in Other assets and in Other accrued expenses are derivative contracts, comprised of interest rate swaps and foreign currency forward contracts that are valued using models based on readily observable market parameters for all substantial terms of the Company’s derivative contracts and thus are classified within Level 2.

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

The Senior Credit Agreement provides that the Company must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years from the initial funding date of October 11, 2007. On the initial funding date, the Company entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

LIBOR) on an equivalent amount. The notional amount of the swap agreement was $27 million during the quarter ended March 31, 2010 and it amortizes down to $11 million on June 30, 2010. In addition, on October 11, 2007 the Company entered into an interest rate cap agreement to limit the maximum interest rate on a portion of its senior secured term loan to 6.5% per annum. The amount of principal protected by this agreement was $64.9 million during the quarter ended March 31, 2010 and increases up to $74.3 million on June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

During the three months ended March 31, 2010 and 2009, the Company utilized Euro, British Pound and Australian Dollar foreign currency forward contracts to hedge anticipated foreign currency denominated net monetary assets. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. The gains related to the contracts designated as fair value hedges are included in other (expense) income, net, in the accompanying consolidated statements of operations and amounted to approximately $466,000 and $1,238,000 for the three months ended March 31, 2010 and 2009, respectively. All of the fair value hedging contracts in place as of March 31, 2010 will be settled before September 2010.

During the three months ended March 31, 2010, the Company utilized Israeli Shekel forward contracts to hedge anticipated operating expenses. All such contracts entered into were designated as cash flow hedges and were considered effective. None of the contracts were terminated prior to settlement. Net realized losses of approximately $4,000 and $19,000 related to the contracts designated as cash flow hedges during the three months ended March 31, 2010 and 2009, respectively, are included in the respective operating categories for which the Company hedges its Israeli Shekel expenditures. All of the Israeli Shekel hedging contracts in place as of March 31, 2010 will be settled before January 2011.

Notional and fair values of the Company’s foreign currency hedging positions at March 31, 2010 and 2009 are presented in the table below (in thousands):

	March 31, 2010			March 31, 2009
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro	3,500	$4,751	$4,728	5,500	$7,245	$7,185
British Pound	750	1,173	1,138	—	—	—
Australian Dollar	2,500	2,230	2,281	1,500	1,023	1,006

Total		$8,154	$8,147		$8,268	$8,191

Cash Flow Hedges
Israeli Shekel	13,600	$3,624	$3,673	11,400	$2,747	$2,705

The effects of derivative instruments on the Company’s financial statements were as follows as of March 31, 2010 and 2009 and for the three months then ended (in thousands):

Effects of Derivative Instruments on Income and Other Comprehensive Income (“OCI”) (in thousands):

	Fair Value of Derivative Instruments
	March 31, 2010		March 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap contract designated as cash flow hedge	Other assets	$—	Other assets	$1
Foreign exchange contracts designated as cash flow hedges	Other assets	49	Other accrued expenses	(42)
Interest rate swap contracts designated as cash flow hedges	Other accrued expenses	(321)	Other accrued expenses	(1,999)

Total derivatives designated as cash flow hedges		$(272)		$(2,040)

Foreign currency forward contracts not designated as fair value hedges	Other accrued expenses	$(200)	Other accrued expenses	$(77)

Total derivatives		$(472)		$(2,117)

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31, 2010	Three Months Ended March 31, 2010		Three Months Ended March 31, 2010
Interest rate swap contracts	$295	$(310)	Interest expense	$—	Interest expense
Foreign exchange contracts	49	(4)	Research and development	—	Research and development

Total	$344	$(314)		$—

	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedges	Three Months Ended March 31, 2010
Foreign currency forward contracts	$466	Other (expense) income, net

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31, 2009	Three Months Ended March 31, 2009		Three Months Ended March 31, 2009
Interest rate cap contract	$1	$—	Interest expense	$—	Interest expense
Interest rate swap contracts	(1,999)	(644)	Interest expense	—	Interest expense
Foreign exchange contracts	(42)	(19)	Research and development	—	Research and development

Total	$(2,040)	$(663)		$—

	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedges	Three Months Ended March 31, 2009
Foreign currency forward contracts	$152	Other (expense) income, net

Fair Value Measurements on a Nonrecurring Basis

During the quarter ended March 31, 2010, the Company did not re-measure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (e.g., goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination). As of March 31, 2010, the Company’s senior secured term loan, with a carrying value of $75 million, had an estimated fair value of $71.8 million which the Company determined using a discounted cash flow model with a discount rate of 4.8% which represents the Company’s estimated incremental borrowing rate.

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

7. Stockholders’ Equity

Share-Based Compensation

Employee Stock Plans

The following table summarizes the Company’s restricted stock unit activity since December 31, 2009:

Number of Shares
Balance at December 31, 2009	1,203,403
Granted	648,085
Released	(212,423)
Cancelled	(61,629)

Balance at March 31, 2010	1,577,436

The following table summarizes the Company’s stock option activity since December 31, 2009:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2009	9,775,678	$21.85
Granted	200,000	20.65
Exercised	(457,699)	16.54
Cancelled	(387,702)	20.81

Balance at March 31, 2010	9,130,277	22.13

The results of operations for the three months ended March 31, 2010 and 2009 include share-based compensation expense in the following expense categories of the consolidated statements of operations (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Share-based compensation in:
Cost of revenues	$332	$300

Total share-based compensation in cost of revenues	332	300
Selling and marketing	1,888	1,920
Research and development	1,490	1,098
General and administrative	2,874	2,839

Total share-based compensation in operating expenses	6,252	5,857

Total share-based compensation	$6,584	$6,157

The Company used the following assumptions to estimate the fair value of the stock options granted:

	Three Months Ended
	March 31, 2010	March 31, 2009
Average expected life (years)	3.4	3.0
Average expected volatility factor	42.7%	44.9%
Average risk-free interest rate	1.6%	1.4%
Average expected dividend yield	—	—

Treasury Stock

The Company repurchased shares of its common stock during the first three months of 2010 as follows:

	Shares	Average Price Per Share
Share repurchased through December 31, 2009	11,534,024	$19.50
Shares repurchased during the three months ended March 31, 2010	957,499	20.87

Total shares repurchased through March 31, 2010	12,491,523	19.60

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The remaining number of shares authorized for repurchase under the Company’s stock repurchase program as of March 31, 2010 was 3,508,477 shares. On February 5, 2010, the Company amended its Senior Credit Agreement to increase its capacity to repurchase shares of the Company’s common stock. Under the terms of the Senior Credit Agreement, the Company is restricted from repurchasing its common stock for an aggregate purchase price that exceeds 50% of the aggregate amount of its consolidated net income, as defined in the Senior Credit Agreement, during the period from the effective date of the facility through the most recent quarter end for which quarterly financial statements have been filed. As of March 31, 2010, $30.0 million remained authorized for repurchase under the Company’s Senior Credit Agreement.

8. Tax Matters

For the three months ended March 31, 2010 the Company recognized an income tax expense of $0.9 million which represented an effective tax rate of approximately 53%. The effective tax rate variance from the statutory rate was primarily related to an increase in the valuation allowance related to net operating losses of one of the Company’s subsidiaries in the United Kingdom, the unfavorable impact on deferred tax amounts resulting from a California law change, foreign withholding taxes and non-deductible share-based payments, which offset the benefit of income taxed at lower rates in foreign jurisdictions and a favorable state tax ruling.

The Company and its subsidiaries file tax returns which are routinely examined by tax authorities in the United States and in various state and foreign jurisdictions. The Company is currently under examination by the respective tax authorities for tax years 2005 to 2007 in the United States, for 2006 to 2007 in the United Kingdom and for 2006 to 2008 in Israel. The Company has various other on-going audits in various stages of completion. In general, the tax years 2005 through 2009 could be subject to examination by U.S. federal and most state tax authorities.

During the first quarter of 2010, the Company was informed by the U.S. Internal Revenue Service (the “IRS”) that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued the Company a 30-day letter which outlines all of their proposed audit adjustments and requires the Company to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and its Irish subsidiary, including the amount of cost sharing buy-in, as well as to the Company’s claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in the Company’s cost sharing arrangement could have on the Company’s effective tax rate. The Company disagrees with all of the proposed adjustments and is currently in the process of completing a formal protest for timely submission to the IRS. Once the protest is submitted, the Company will seek to resolve these issues with the IRS Appeals Office. The Company intends to continue to defend its position on all of these matters, including through litigation if required. The timing of the ultimate resolution of these matters cannot be reasonably estimated at this time.

9. Litigation

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

Forward-Looking Statements

This report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

•	anticipated trends in revenue;

•	plans, strategies and objectives of management for future operations;

•	growth opportunities in domestic and international markets;

•	new and enhanced reliance on channels of distribution;

•	customer acceptance and satisfaction with our products, services and fee structures;

•	expectations regarding competitive products and pricing;

•	changes in domestic and international market conditions;

•	risks associated with fluctuations in foreign currency exchange rates;

•	the impact of macro-economic conditions on our customers;

•	expected trends in operating and other expenses;

•	anticipated cash and intentions regarding usage of cash, including risks related to the required use of cash for debt servicing;

•	risks related to compliance with the covenants in our senior secured credit facility;

•	risks associated with integrating acquired businesses and launching new product offerings;

•	changes in effective tax rates, laws and interpretations and statements related to tax audits and proposed adjustments;

•	risks related to changes in accounting interpretations or accounting guidance;

•	anticipated product enhancements or releases;

•	the volatile and competitive nature of the Internet and security industries; and

•	the success of our brand development efforts.

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

Overview

We are a leading provider of information technology (“IT”) security solutions, including Web security, data security, and email security solutions. Our solutions are available as software installed on standard server hardware, as software pre-installed on optimized appliances, and as a software-as-a-service (“SaaS”) offering. Our products and services are sold to enterprises, mid-market, small and medium sized businesses (“SMB”), and Internet service providers through a network of distributors, value added resellers and original equipment manufacturer (“OEM”) arrangements. Our portfolio of real-time Web security, URL filtering, data loss prevention (“DLP”) and email anti-spam and security software allows organizations to:

•	dynamically categorize user-generated and other dynamic Web 2.0 content;

•

prevent access to undesirable and dangerous elements on the Web, such as Web sites that contain inappropriate content or sites that download viruses, spyware, keyloggers, hacking tools and an ever-increasing variety of malicious code, including Web 2.0 sites with user-generated content;

•	identify and remove malicious applications from incoming Web traffic;

•	prevent the unauthorized use and loss of sensitive data, such as customer or employee information;

•	filter spam out of incoming email traffic;

•	filter viruses and other malicious attachments from email and instant messages;

•	manage the use of non-Web Internet traffic, such as peer-to-peer communications and instant messaging;

•	protect from spam and malware embedded in Web-based user-generated content; and

•	control misuse of an organization’s valuable computing resources, including unauthorized downloading of high-bandwidth content.

Since we commenced operations in 1994, Websense has evolved from a reseller of computer security products to a leading provider of IT security software solutions, including Web security, URL filtering, DLP, email, anti-spam and messaging security solutions. Our first Web filtering software product was released in 1996 and prevented access to inappropriate Web content. Since then, we have focused on adapting our Web filtering and content classification capabilities to address changing Internet use patterns and the growing incidence of Web-based criminal activity, as well as integrating Web security with data security and email security solutions.

During both the three months ended March 31, 2010 and 2009, we derived 51% of our revenue from international sales, with the United Kingdom comprising approximately 13% and 16% of our total revenue in the three months ended March 31, 2010 and 2009, respectively. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

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

We sell subscriptions to our products, generally in 12, 24 or 36 month contract durations, which are for a fixed number of seats or devices. As described elsewhere in this report, we recognize revenue from subscriptions to our products, including our appliances and our add-on modules, on a daily straight-line basis commencing on the day the term of the subscription begins, over the term of the subscription agreement. We recognize revenue associated with OEM contracts ratably over the contractual period for which we are obligated to provide our services. We generally recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract and are fully expensed in the period the product and/or key is delivered. Our operating expenses in the first quarter of 2010 increased slightly compared to the first quarter of 2009, primarily due to our increased headcount and the unfavorable movement of currency exchange rates partially offset by a reduction in the amortization of acquired intangible assets. Our operating expenses also increased compared to the first quarter of 2009 due to the expansion of our selling and marketing efforts, product research and development, and investments in administrative infrastructure to support subscription sales that will result in revenue recognition in subsequent periods. Given our deferred revenue as of March 31, 2010, our subscriptions up for renewal in 2010 for which we will recognize a portion of the total billing as revenue during 2010 and our forecasted operating expenses, we currently expect to report income from operations for our fiscal year 2010.

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

Revenue Recognition. When a purchase decision is made for our products, including our appliance products, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and is for a fixed number of seats or devices. Other services such as upgrades/enhancements and standard post-contract technical support services are sold together with our product subscription and provided throughout the subscription term. We recognize revenue, including our appliance product revenue, on a daily straight-line basis, commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver access codes to users, and in the case of our appliance product we ship the product with our software pre-installed on the product, and then promptly invoice customers for the full amount of their order. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. When we enter into a subscription agreement that is denominated and paid in a currency other than U.S.

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

For our OEM contracts, we grant our OEM customers the right to incorporate our products into their products for resale to end users. The OEM customer generally pays us a royalty fee for each resale of our product to an end user over a specified period of time. We recognize revenue associated with the OEM contracts ratably over the contractual period for which we are obligated to provide our services. The timing of the OEM revenue recognition will vary for each OEM depending on the information available, such as underlying end user subscription periods, to determine the contractual obligation period.

We record distributor marketing payments and channel rebates as an offset to revenue. We recognize distributor marketing payments as an offset to revenue as the marketing service is provided. We recognize channel rebates as an offset to revenue on a straight-line basis over the term of the subscription agreement.

Acquisitions, Goodwill and Other Intangible Assets. We account for acquired businesses using the acquisition method of accounting in accordance with GAAP accounting rules for business combinations which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. The fair value of intangible assets, including acquired technology and customer relationships, is based on significant judgments made by management. The valuations and useful life assumptions are based on information available near the acquisition date and are based on expectations and assumptions that are considered reasonable by management. In our assessment of the fair value of identifiable intangible assets acquired in the PortAuthority and SurfControl acquisitions, management used valuation techniques and made various assumptions. Our analysis and financial projections were based on management’s prospective operating plans and the historical performance of the acquired businesses. We engaged third party valuation firms to assist management in the following:

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

Share-Based Compensation. We account for share-based compensation under the fair value method. Share-based compensation expense related to stock options and employee stock purchase plan share grants is recorded based on the fair value of the award on its grant date. We estimate the fair value using the Black-Scholes valuation model. Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the date of grant.

At March 31, 2010, there was $52.1 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of approximately 2.3 years.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions described below. We estimate the expected term of options granted based on the history of grants and exercises in our option database. We estimate the volatility of our common stock at the date of grant based on both the historical volatility as well as the implied volatility of publicly traded options for our common stock. We base the risk-free interest rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We amortize the fair value ratably over the vesting period of the awards, which is typically four years. We use historical data to estimate pre-vesting option forfeitures and record share-based expense only for those awards that are expected to vest. We may elect to use different assumptions under the Black-Scholes option valuation model in the future or select a different option valuation model altogether, which could materially affect our net income or loss and net income or loss per share in the future.

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

Income Taxes. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when we believe that certain positions might be challenged despite our belief that our tax return positions are consistent with prevailing law and practice. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

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

During the first quarter of 2010, we were informed by the IRS that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter which outlines all of their proposed audit adjustments and requires us to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. We disagree with all of the proposed adjustments and are currently in the process of completing a formal protest for timely submission to the IRS. Once the protest is submitted, we will seek to resolve these issues with the IRS Appeals Office. We intend to continue to defend our position on all of these matters, including through litigation if required. The timing of the ultimate resolution of these matters cannot be reasonably estimated at this time.

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

Results of Operations

Three months ended March 31, 2010 compared with the three months ended March 31, 2009

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)
Revenues	100%	100%
Cost of revenues:
Cost of revenues	12	11
Amortization of acquired technology	3	4

Total cost of revenues	15	15
Gross margin	85	85
Operating expenses:
Selling and marketing	51	52
Research and development	18	17
General and administrative	11	14

Total operating expenses	80	83

Income from operations	5	2
Interest expense	(2)	(2)
Other (expense) income, net	(1)	—

Income (loss) before income taxes	2	—
Provision for income taxes	1	1

Net income (loss)	1%	(1)%

Revenue

Revenue increased to $79.8 million in the first quarter of 2010 from $77.6 million in the first quarter of 2009. The increase was primarily a result of incremental sales to new customers and upgrades to existing customer subscriptions (including SaaS security offerings, DLP products, Websense® V10000™ appliances and OEM contract revenue) from the first quarter of 2009 to the first quarter of 2010. Revenue from products sold in the United States accounted for $39.4 million or 49% of first quarter 2010 revenue compared to $37.9 million or 49% in the first quarter of 2009. Revenue from products sold internationally accounted for $40.4 million or 51% of first quarter 2010 revenue compared to $39.7 million or 51% in the first quarter of 2009. We had current deferred revenue of $237.3 million as of March 31, 2010, compared to $217.3 million as of March 31, 2009. For the remainder of 2010, we expect our revenue to increase over 2009 revenue levels due to the amount of current deferred revenue that will be recognized as revenue during 2010, subscriptions that are scheduled for renewal that are expected to be renewed and upgraded and expected new business for which some revenue will be recognized during 2010. Our revenue in 2010 may be impacted by the duration of contracts for renewal and new subscriptions, the timing of sales of renewal and new subscriptions, the average annual contract value and per seat price, and the effect of currency exchange rates on new and renewal subscriptions in international markets.

Cost of Revenues

Cost of revenues. Cost of revenues consists of the costs of content review, amortization of deferred costs associated with the sale of our appliance products, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our hosted security services. Cost of revenues increased to $9.9 million in the first quarter of 2010 from $8.6 million in the first quarter of 2009. The $1.3 million increase was primarily due to increased cost of sales related to our Websense V10000 appliance of $1.0 million and increased personnel costs of $0.3 million. Our full-time employee headcount in cost of revenue departments increased from an average of 241 employees during the first quarter of 2009 to an average of 276 employees during the first quarter of 2010. We allocate the costs for human resources, employee benefits, payroll taxes, information technology, facilities and fixed asset depreciation to each of our functional areas based on headcount data. As a percentage of revenue, cost of revenues increased to 12% from 11% during the first quarter of 2010 compared to 2009. We expect cost of revenues will increase in absolute dollars primarily due to increased sales of our appliance products in 2010 but as a percentage of revenue will remain relatively flat as compared to 2009. We expect cost of revenues to increase on a year over year basis because of the increased cost of sales related to our Websense V10000 appliances, the increased headcount to support the growth and maintenance of our databases and costs associated with providing our SaaS security services as well as the technical support needs of our customers.

Amortization of acquired technology. Amortization of acquired technology was $2.2 million in the first quarter of 2010 compared to $3.3 million in the first quarter of 2009. The decrease of $1.1 million in amortization of acquired technology from the first quarter of 2009 to the first quarter of 2010 was primarily due to certain acquired technology being fully amortized in 2009. As of March 31, 2010, the acquired technology is being amortized over a remaining weighted average period of 2.4 years. We expect to incur $6.7 million in amortization expense of acquired technology during the remainder of 2010 and that 2010 levels will be lower than 2009 by approximately $3.9 million.

Gross Margin

Gross margin increased to $67.6 million in the first quarter of 2010 from $65.7 million in the first quarter of 2009 primarily as a result of increased revenue. As a percentage of revenue, gross margin was 85% in the first quarters of both 2009 and 2010. We expect that gross margin as a percentage of revenue will remain in excess of 80% for the remainder of 2010.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships as well as allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates as those are recorded as an offset to revenue. Selling and marketing expenses were $40.7 million, or 51% of revenue, in the first quarter of 2010, compared to $39.9 million, or 52% of revenue, in the first quarter of 2009. The $0.8 million increase in total selling and marketing expenses was primarily due to our increased personnel costs (including the unfavorable movements in the U.S. currency rates relative to the foreign currencies in which certain of our international expenses were incurred), offset by a reduction in the amortization of acquired intangibles (customer relationships) of approximately $2.2 million. As of March 31, 2010, the acquired customer relationships intangible assets are being amortized over a remaining weighted average period of approximately 5.3 years. Our headcount in sales and marketing increased from an average of 580 employees during the first quarter of 2009 to an average of 593 employees for the first quarter of 2010 and headcount is expected to remain relatively flat for the remainder of 2010. Our personnel costs were higher by $2.7 million due to the higher average headcount and the unfavorable movement in the currency exchange rates as approximately one-half of our sales and marketing personnel are based in international locations. We expect overall selling and marketing expenses to decrease in absolute dollars and as a percentage of revenue for the remainder of 2010 as compared to 2009 primarily due to a reduction of amortization of acquired intangibles from the SurfControl acquisition due to the accelerated nature of the amortization partially offset by having additional sales and marketing personnel to support our expanding selling and marketing efforts worldwide and increased sales resulting in higher overall sales commission expenses. If our sales exceed expectations, our sales commission expenses would also exceed our expectations and result in higher than expected selling and marketing expenses in 2010 while revenue from the higher sales would be recognized in future periods. We also expect that selling and marketing expenses as a percentage of revenue will decrease in 2010 compared to 2009 due to the expected increase in revenue and expected decrease in selling and marketing expenses. Based on the existing sales and marketing related intangible assets as of March 31, 2010, we expect amortization of acquired intangibles of $13.1 million for the remainder of 2010, which would be a reduction of approximately $6.6 million from 2009.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $14.1 million, or 18% of revenue, in the first quarter of 2010 from $12.8 million, or 17% of revenue, in the first quarter of 2009. The increase of $1.3 million in research and development expenses was primarily due to increased personnel costs of $1.5 million offset by reduced allocated costs of $0.2 million. Our headcount increased in research and development from an average of 385 employees for the first quarter of 2009 to an average of 439 employees for the first quarter of 2010. We expect headcount to remain relatively flat for the remainder of 2010. We expect research and development expenses to increase in absolute dollars for the remainder of 2010 as compared to 2009 due to an expanded base of product offerings and increased headcount compared to 2009 to support our continued enhancements and new products. We are managing the increase in our absolute research and development expenses by operating research and development facilities in multiple international locations, including a facility in Beijing, China, that have lower costs than our operations in the United States. We also have research and development facilities in Ra’anana, Israel, Los Gatos and San Diego, California and Reading, England. While we expect research and development expenses to increase in absolute dollars for the remainder of 2010, we expect that research and development expenses as a percentage of revenue will remain relatively flat in 2010 compared to 2009 due to the expected increase in revenue.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and administrative personnel, third party professional service fees and allocated costs. General and administrative expenses decreased to $9.1 million, or 11% of revenue, in the first quarter of 2010 from $11.2 million, or 14% of revenue, in the first quarter of 2009. The $2.1 million decrease in general and administrative expenses was primarily due to a reduction in third party professional service fees of $1.8 million primarily related to SurfControl integration matters and reduced allocated costs of $0.4 million. Our headcount increased in general and administrative departments from an average of 121 employees during the first quarter of 2009 to an average of 132 employees for the first quarter of 2010. We expect general and administrative expenses to increase in absolute dollars due to the higher headcount but remain relatively flat as a percentage of revenue for the remainder of 2010 as compared to 2009 due to the expected increase in revenue.

Interest Expense

Interest expense decreased to $1.1 million in the first quarter of 2010 from $2.2 million in the first quarter of 2009. The decrease was primarily due to a lower average outstanding loan balance on our senior secured term loan of $81 million during the first quarter of 2010 compared to an average loan balance of $118 million during the first quarter of 2009. In addition, the marginal interest rates were lower in the first quarter of 2010 compared to 2009. Included in the interest expense for the first quarter of 2010 and 2009 is $0.3 million and $0.4 million, respectively, of amortization of deferred financing fees that were capitalized as part of the senior secured credit facility. We made principal payments on the senior secured term loan totaling $12 million and $15 million during the first quarter of 2010 and 2009, respectively. As a result of reductions in the LIBOR interest rate and reductions in the notional amount of principal subject to the fixed rate swap agreement, our weighted average interest rate decreased from 5.7% at March 31, 2009 to 3.6% at March 31, 2010. Interest expense should decline in the remaining quarters of 2010 as compared to 2009 due to the lower outstanding principal amount, the expected lower marginal interest rate from the reduction in the notional amount of principal subject to the fixed rate swap agreement and the expiration of the swap agreement on September 30, 2010.

Other (Expense) Income, Net

Other (expense) income, net went from a net other income of $0.4 million in the first quarter of 2009 to a net other expense of $0.7 million in the first quarter of 2010. The change was due primarily to foreign exchange related losses of $0.8 million in the first quarter of 2010 compared to gains of $0.3 million in the first quarter of 2009 due to unfavorable movements in the foreign exchange rates during the first quarter of 2010, and slightly reduced interest income as a result of lower interest rates realized on our balances of cash and cash equivalents. Due to a lower interest rate environment, we expect our net other income for the remainder of 2010 will be less than 2009 levels.

Provision for Income Taxes

For the three months ended March 31, 2010 we recognized an income tax expense of $0.9 million compared to an income tax expense of $1.1 million for the three months ended March 31, 2009. The effective tax rates reflect a tax expense of approximately 53% for the three months ended March 31, 2010 and a tax expense of 5,600% for the three months ended March 31, 2009. For the first quarter of 2010, the effective tax rate variance from the statutory rate was primarily related to an increase in the valuation allowance related to net operating losses of one of the Company’s subsidiaries in the United Kingdom, the unfavorable impact on deferred tax amounts resulting from a California law change, foreign withholding taxes and non-deductible share-based payments, which offset the benefit of income taxed at lower rates in foreign jurisdictions and a favorable state tax ruling. For the first quarter of 2009, the effective tax rate variance from the statutory rate was primarily attributed to non-deductible items, including share-based payments, an increase in the valuation allowance related to net operating losses of one of our subsidiaries in the United Kingdom and foreign withholding taxes, which offset the benefit of income taxed at lower rates in foreign jurisdictions and the favorable impact on deferred tax amounts resulting from a California law change.

Our effective tax rate may change in future periods due to differences in the composition of taxable income between domestic and international operations along with the potential changes or interpretations in tax rules and legislation, or corresponding accounting rules.

We assess, on a quarterly basis, the ultimate realization of our deferred income tax assets. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items during the first quarter of 2010, we believe that it is more likely than not that we will fully realize the balance of the deferred tax assets currently reflected on our consolidated balance sheet.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $88.3 million and retained earnings of $29.3 million. During the first three months of 2010, we used our cash and cash equivalents primarily to pay down $12 million on our senior secured term loan as principal payments and for stock repurchases of approximately $20.2 million.

Net cash provided by operating activities was $33.6 million in the first three months of 2010 compared with $36.2 million in the first three months of 2009. Although our cash collections increased by approximately $2.9 million in the first quarter of 2010 compared to the first quarter of 2009, our overall net cash provided by operating activities decreased primarily as a result of increased cash expenses of approximately $1.2 million and a reduction in accrued liabilities in the first quarter of 2010 compared to 2009. Our operating cash flow is significantly influenced by new and renewal subscriptions, accounts receivable collections and cash expenses. A decrease in sales of new and/or renewal subscriptions or accounts receivable collections, or an increase in our cash expenses, would negatively impact our operating cash flow.

Net cash used in investing activities was $2.8 million in the first three months of 2010 compared with $2.5 million in the first three months of 2009. The $0.3 million increase in net cash used in investing activities was due to the $1.2 million change in restricted cash and cash equivalents offset by a $0.9 million reduction in the purchases of property and equipment.

Net cash used in financing activities was $24.7 million in the first three months of 2010 compared with $22.6 million in the first three months of 2009. The $2.1 million increase in net cash used in financing activities was primarily due to an increase in stock repurchases of $13.1 million in the first three months of 2010 compared to the first three months of 2009, offset by increased proceeds from exercises of stock options of $7.5 million and a reduction in principal payments on our senior secured term loan of $3.0 million.

During the first quarter of 2010, we were informed by the IRS that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter which outlines all of their proposed audit adjustments and requires us to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. We disagree with all of the proposed adjustments and are currently in the process of completing a formal protest for timely submission to the IRS. Once the protest is submitted, we will seek to resolve these issues with the IRS Appeals Office. We intend to continue to defend our position on all of these matters, including through litigation if required. The timing of the ultimate resolution of these matters cannot be reasonably estimated at this time.

In October 2007, we entered into the Senior Credit Agreement. The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. At March 31, 2010, the outstanding balance under our senior secured term loan was $75 million as a result of making principal payments totaling $12 million during the first quarter of 2010. The senior secured credit facility is secured by substantially all of our assets, including pledges of stock of some of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon our total leverage ratio, as defined in the Senior Credit Agreement. Based on the total leverage ratio as of December 31, 2009, the spread on the senior secured term loan was LIBOR plus 225 basis points per annum and the fee for the unused portion of the revolving credit facility was 25 basis points per annum during the quarter ended March 31, 2010. The weighted average interest rate on the senior secured term loan at March 31, 2010 was 3.6%.

The Senior Credit agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Among the negative covenants are restrictions on our ability to borrow money, including restrictions on (a) the incurrence of more than $15 million of new debt, including capital leases (subject to certain exceptions), (b) the incurrence of more than $7.5 million in letters of credit, (c) the incurrence of more than $50 to $75 million of new debt, depending on our leverage ratio, to finance future acquisitions or (d) the assumption of more than $15 million of new debt in connection with one or more acquisitions.

The Senior Credit Agreement provides that we must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years from the initial funding date of October 11, 2007. On the initial funding date, we entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The notional amount of the swap agreement was $27 million during the quarter ended March 31, 2010 and it amortizes each quarter down to $11 million on June 30, 2010. In addition, on October 11, 2007 we entered into an interest rate cap agreement to limit the maximum interest rate on a portion of our senior secured term loan to 6.5% per annum. The amount of principal protected by this agreement was $64.9 million during the quarter ended March 31, 2010 and increases up to $74.3 million on June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

Obligations and commitments. The following table summarizes our contractual payment obligations and commitments as of March 31, 2010 (in thousands):

	Payment Obligations by Year
	2010	2011	2012	2013	2014	Thereafter	Total
Senior Credit Agreement:
Scheduled principal payments	$8,333	$13,333	$53,334	$—	$—	$—	$75,000
Estimated interest and fees	1,786	1,680	944	—	—	—	4,410
Operating leases	5,316	5,395	4,634	4,726	1,047	447	21,565
Other commitments	202	192	69	10	—	—	473

Total	$15,637	$20,600	$58,981	$4,736	$1,047	$447	$101,448

Obligations under our Senior Credit Agreement represent the future minimum principal debt payments due under the senior secured term loan. Estimated interest and fees represent interest and fees expected to be incurred under the Senior Credit Agreement based on known rates and scheduled principal payments as of March 31, 2010 (see Note 5 to the financial statements).

We lease our facilities under operating lease agreements that expire at various dates through 2015. Over 40% of our operating lease commitments are related to our corporate headquarters lease in San Diego, which extends through December 2013 and has escalating rent payments from 2010 to 2013. The rent expense related to our worldwide office space leases are generally recorded monthly on a straight-line basis in accordance with GAAP.

Other commitments represent minimum contractual commitments for automobile leases.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at March 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $14.2 million of gross unrecognized tax benefits have been excluded from the contractual payment obligations table above.

In 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. In 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. On January 31, 2010, our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 16 million shares. Repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. Depending on market conditions and other factors, purchases by our agent under this program may be commenced or suspended at any time, or from time to time, without prior notice to us. On February 5, 2010, we amended our Senior Credit Agreement to increase our capacity to repurchase shares of our common stock. During the three months ended March 31, 2010, we repurchased 957,499 shares of our common stock for an aggregate of approximately $20.0 million at an average price of $20.87 per share. As of March 31, 2010, we have repurchased a total of 12,491,523 shares of our common stock under this program, for an aggregate of $244.9 million at an average price of $19.60 per share. Under the terms of the Senior Credit Agreement, we are restricted from repurchasing our common stock for an aggregate purchase price that exceeds 50% of the aggregate amount of our consolidated net income, as defined in our Senior Credit Agreement, during the period from the effective date of the facility through the most recent quarter end for which we have filed quarterly financial statements. As of March 31, 2010, we can repurchase up to $30.0 million of our common stock under our Senior Credit Agreement. We intend to repurchase shares during the remainder of 2010.

We believe that our cash and cash equivalents balances, accounts receivable, revolving credit balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures, debt repayment obligations and stock repurchases, if any, for at least the next 12 months. During the first three months of 2010, we made principal payments on our senior secured term loan of $12 million and repurchased approximately $20 million of our common stock. Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements. We may elect to raise funds for these purposes or to reduce our cost of capital through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating and capital requirements in interest-bearing, investment-grade money market funds.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements.

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

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. Based on our outstanding senior secured term loan balance at March 31, 2010 and taking into consideration our interest rate swap and cap, our interest expense would increase on a pre-tax basis by approximately $509,000 during the next 12 months if there were a 100 basis point adverse move in the interest rate yield curve.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at March 31, 2010. Changes in interest rates over time will, however, affect our interest income.

We utilize foreign currency forward contracts to hedge foreign currency market exposures of underlying assets, liabilities and expenses. We bill certain international customers in Euros, British Pounds, Australian Dollars, Chinese Renminbi and Japanese Yen. We also keep working funds necessary to facilitate the short-term operations of our subsidiaries in the local currencies in which they do business. Our objective is to reduce the risk to earnings and cash flows associated with changes in currency exchange rates. We do not use foreign currency contracts for speculative or trading purposes.

Notional and fair values of our hedging positions at March 31, 2010 and 2009 are presented in the table below (in thousands):

	March 31, 2010			March 31, 2009
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro	3,500	$4,751	$4,728	5,500	$7,245	$7,185
British Pound	750	1,173	1,138	—	—	—
Australian Dollar	2,500	2,230	2,281	1,500	1,023	1,006

Total		$8,154	$8,147		$8,268	$8,191

Cash Flow Hedges
Israeli Shekel	13,600	$3,624	$3,673	11,400	$2,747	$2,705

The $2.5 million notional decrease in our Euro hedged position at March 31, 2010 compared to March 31, 2009 was primarily a result of an increase in natural hedges and the occurrence of more timing differences in when assets were acquired or liabilities incurred. All of the Euro hedging contracts in place as of March 31, 2010 will be settled before September 2010. For the three months ended March 31, 2010, less than 15% of our total billings were denominated in the Euro. We expect Euro billings to represent less than 20% of our total billings during 2010.

The $1.2 million notional increase in our British Pound hedge position at March 31, 2010 compared to March 31, 2009 was primarily due to the timing differences in when assets were acquired and/or liabilities incurred. All of the British Pound hedging contracts in place as of March 31, 2010 will be settled before June 2010. For the three months ended March 31, 2010, less than 15% of our total billings were denominated in the British Pound. We expect British Pound billings to represent less than 15% of our total billings during 2010.

The $1.2 million notional increase in our Australian Dollar hedge position at March 31, 2010 compared to March 31, 2009 was primarily due to the timing differences in when assets were acquired and/or liabilities incurred. All of the Australian Dollar hedging contracts in place as of March 31, 2010 will be settled before July 2010. We expect Australian Dollar billings to represent less than 5% of our total billings during 2010.

The $0.9 million notional increase in our Israeli Shekel hedge position at March 31, 2010 compared to March 31, 2009 was primarily due to an increased effort to further reduce currency volatility associated with our Israeli Shekel denominated expenditures. All of the Israeli Shekel hedging contracts in place as of March 31, 2010 will be settled before January 2011.

A significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies so if the U.S. dollar weakens, our consolidated operating expenses would increase. Should the U.S. dollar strengthen, our products may become more expensive for our international customers with subscription contracts denominated in U.S. dollars, especially if the trend continues of international sales growing as a percentage of our total sales. Changes in currency rates also impact our future revenue under subscription contracts that are not denominated in U.S. dollars. Our revenue and deferred revenue for these foreign currencies are recorded in U.S. dollars when the subscription is entered into based upon currency exchange rates in effect on the last day of the previous month before the subscription agreement is entered into. We engage in currency hedging activities with the intent of limiting the risk of exchange rate fluctuations, but our foreign exchange hedging activities also involve inherent risks that could result in an unforeseen loss.

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

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including corrective actions with regard to significant deficiencies and material weaknesses, during the period covered by this Quarterly Report.

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

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Annual Report for the fiscal year ending December 31, 2009 on Form 10-K filed with the Securities and Exchange Commission on February 25, 2010.

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

Substantially all of our revenue for the quarter ended March 31, 2010 was derived from new and renewal subscriptions to our Web filtering and Web security products, and we expect that a significant majority of our sales for the remainder of 2010 will continue to be derived from our Web filtering and Web security products, including our Web Security Gateway. We expect sales of our V-Series appliances; DLP products; SaaS offerings; Triton unified Web, data and email security solution; and other products under development to comprise a relatively small portion of our revenue in 2010, but represent a meaningful portion of our sales growth in 2010. If our products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we cannot sufficiently increase our customer base with the addition of new customers and upgrade subscriptions for additional product offerings from existing customers or renew a sufficient number of customers, we will not be able to grow our business to meet expectations.

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

Failure of our security products, including our security gateway products, DLP products, SaaS security solutions and our V-series appliance platform, to achieve more widespread market acceptance will seriously harm our business.

Our ability to generate revenue growth depends on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our security gateway offerings. We now sell our next generation Web content gateway to address emerging Web 2.0 threats, Websense Web Security Gateway, as well as our V10000 appliance pre-loaded with our software. We also sell the Websense Data Security Suite, our DLP offering for the data security market, Websense Hosted Web Security and Websense Hosted Email Security, our SaaS offerings, and Websense Email Security, our email filtering solution. In February 2010, we introduced our Triton unified Web, data and email security solution, which combines our products into a single platform, and during 2010 we will also release our V5000TM appliance. We continue to develop and release products in accordance with our announced product roadmap. We may not be successful in achieving market acceptance of these or any new products that we develop and may be unsuccessful in obtaining incremental sales as a result. If we fail to continue to upgrade and diversify our products, we could lose revenue from renewal subscriptions for our Web filtering products as these products become more of a commodity.

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

Our revenue has been derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Although we rely upon these indirect channels of distribution, we also depend upon our internal sales force to generate sales leads and sell products through the reseller network. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 32% of our revenue during the quarter ended March 31, 2010. Should Ingram Micro experience financial difficulties, difficulties in collecting their accounts receivable or otherwise delay or prevent our collection of accounts receivable from them, our revenue and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenue and cash flow could be adversely affected. Our indirect sales model involves a number of additional risks, including:

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

In our annual and quarterly reports (as amended) for the periods from December 31, 2008 through September 30, 2009, we reported material weaknesses in our internal control over financial reporting which related to our revenue recognition under OEM contracts and our computation of our income tax benefit for the year ended December 31, 2008. We have taken a number of actions to remediate these material weaknesses, which included reviewing and designing enhancements to certain of our controls and processes relating to revenue recognition and the computation of the income tax provision as well as conducting additional training in these areas. Based upon these remediation actions, management concluded that the material weaknesses described above were remediated as of December 31, 2009.

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

Our current principal competitors include:

•

companies offering Web filtering and Web security solutions, such as Microsoft, Symantec/Message Labs, McAfee, Cisco Systems, Juniper Networks, Trend Micro, Google, BrightCloud, Cisco Systems/ScanSafe, Blue Coat Systems, Aladdin, FaceTime, St. Bernard Software, M86 Security/Finjan, Clearswift, Sophos, Barracuda Networks, Digital Arts, RuleSpace, Commtouch and Computer Associates;

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

•

companies offering messaging security, such as McAfee, Symantec/Message Labs, Google, Cisco Systems, Barracuda Networks, SonicWALL, Trend Micro, Axway, Sophos, Microsoft, Proofpoint, Clearswift, Commtouch, Zix Corporation and WatchGuard;

•

companies offering on-demand email and Web security services, such as Google, Symantec/Message Labs, McAfee, Webroot, St. Bernard Software, Barracuda Networks, BrightCloud, Zscaler, Trend Micro and Cisco Systems/ScanSafe;

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

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented 51% of our total revenue generated during the quarters ended March 31, 2010 and March 31, 2009. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

A significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies so if the U.S. dollar weakens, our consolidated operating expenses would increase. Should the U.S. dollar strengthen, our products may become more expensive for our international customers with subscription contracts denominated in U.S. dollars, and as a result, our results of operations and net cash flows from international operations may be adversely affected, especially if the trend continues of international sales growing as a percentage of our total sales. Changes in currency rates also impact our future revenue under subscription contracts that are not denominated in U.S. dollars as we bill certain international customers in Euros, British Pounds, Australian Dollars, Chinese Renminbi and Japanese Yen. Our revenue and deferred revenue for these currencies are recorded in U.S. dollars when the subscription is entered into based upon currency exchange rates in effect on the last day of the previous month before the subscription agreement is entered into. This increases our risks associated with fluctuations in currency exchange rates since we cannot be assured of receiving the same U.S. dollar equivalent as when we bill exclusively in U.S. dollars. During the first three quarters of 2009, due to the strengthening of the U.S. dollar, we experienced a reduction in subscription amounts as recorded in U.S. dollars relative to the foreign currency in which the subscription was priced to the customer. As a result, the strengthening of the U.S. dollar for current sales has reduced our future revenue from these contracts, even though these foreign currencies may strengthen during the term of these subscriptions. This trend reversed itself during the fourth quarter of 2009 and the first quarter of 2010 but currency exchange rates remain volatile and our future revenue could be adversely affected by currency fluctuations. We engage in currency hedging activities with the intent of limiting the risk of exchange rate fluctuations, but our foreign exchange hedging activities also involve inherent risks that could result in an unforeseen loss. If we fail to properly forecast our billings, expenses and currency exchange rates these hedging activities could have a negative impact.

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

In October 2007, we borrowed $210 million under the Senior Credit Agreement and $75 million remained outstanding as of March 31, 2010. As a result, we are incurring interest expense for the amounts we borrowed under the senior secured term loan, and our income from our cash, cash equivalents and marketable securities has declined as we used a significant portion of our cash and marketable securities to fund a portion of the acquisition cost and have continued to use cash from operations to pay down debt and repurchase our common stock. This debt and the limitations our senior secured credit facility impose on us could have important consequences, including:

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

Our worldwide income tax provisions and other tax accruals may be insufficient if any taxing authorities assume taxing positions that are contrary to our positions and those contrary positions are sustained.*

Significant judgment is required in determining our worldwide provision for income taxes and for our accruals for state, federal and international income taxes together with transaction taxes such as sales tax, VAT and GST. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is consistent with prevailing legislative interpretation, no assurance can be given that the final tax authority review of these matters will agree with our historical income tax provisions and other tax accruals. Such differences could have a material effect on our income tax provisions or benefits, or other tax accruals, in the period in which such determination is made, and consequently, on our results of operations for such period.

From time to time, we are also audited by various state, federal and tax authorities of other countries in which we operate. Generally, the tax years 2005 through 2009 could be subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, tax years 2004 through 2009 could be subject to examination by the respective tax authorities. We are currently under examination by the respective tax authorities for tax years 2005 to 2007 in the United States, for 2006 to 2007 in the United Kingdom and for 2006 to 2008 in Israel. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and any appeals process.

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

During the first quarter of 2010, we were informed by the IRS that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter which outlines all of their proposed audit adjustments and requires us to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate.

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

We currently have 22 patents issued in the United States and 28 patents issued internationally, and we may be unable to obtain further patent protection in the future. We have other pending patent applications in the United States and in other countries. We cannot ensure that:

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

Some provisions of our certificate of incorporation and bylaws, as well as some provisions of Delaware law, may discourage, delay or prevent third parties from acquiring us, even if doing so would be beneficial to our stockholders. For example, our certificate of incorporation provides that stockholders may not call stockholder meetings or act by written consent. Our bylaws provide that stockholders may not fill board vacancies and further provide that advance written notice is required prior to stockholder proposals. Each of these provisions makes it more difficult for stockholders to obtain control of our board or initiate actions that are opposed by the then current board. Additionally, we have authorized preferred stock that is undesignated, making it possible for the board to issue up to 5,000,000 shares of preferred stock with voting or other rights and preferences that could impede the success of any attempted change of control. Delaware law also could make it more difficult for a third party to acquire us. Section 203 of the Delaware General Corporation Law has an anti-takeover effect with respect to transactions not approved in advance by our board, including discouraging attempts that might result in a premium over the market price of the shares of common stock held by our stockholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Yet Purchased Under the Plans or Programs
January 1, 2010 to January 31, 2010	130,000	$18.97	11,664,024	4,335,976
February 1, 2010 to February 28, 2010	539,200	20.27	12,203,224	3,796,776
March 1, 2010 to March 31, 2010	288,299	22.84	12,491,523	3,508,477

Total	957,499	20.87	12,491,523	3,508,477

1.	The purchases were made in open-market transactions.
2.	In April 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. In August 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In July 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. In January 2010, Websense’s Board of Directors increased the size of its stock repurchase program by an additional 4 million shares, for a total program size of up to 16 million shares. The remaining shares authorized for repurchase under our stock repurchase program as of March 31, 2010 was 3,508,477

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(3)	2010 Bonus Program

10.2(3)	2010 EVP of Worldwide Sales Bonus Program

10.3(4)	Board of Directors Compensation Plan

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to our Current Report on Form 8-K filed on June 19, 2009.
(2)	Filed as an exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on February 24, 2010.
(4)	Filed as an exhibit to our Form 10-K for the period ended December 31, 2009 filed on February 25, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: May 6, 2010	By:	/s/ GENE HODGES
Gene Hodges
Chief Executive Officer

Date: May 6, 2010	By:	/s/ ARTHUR S. LOCKE III
Arthur S. Locke III
Chief Financial Officer

EXHIBIT INDEX

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(3)	2010 Bonus Program

10.2(3)	2010 EVP of Worldwide Sales Bonus Program

10.3(4)	Board of Directors Compensation Plan

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to our Current Report on Form 8-K filed on June 19, 2009.
(2)	Filed as an exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on February 24, 2010.
(4)	Filed as an exhibit to our Form 10-K for the period ended December 31, 2009 filed on February 25, 2010.