Form 10-Q
period 2010-06-30
WEBSENSE INC
filed 2010-08-06
CIK 1098277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of July 31, 2010 was 42,464,852.

Websense, Inc.

Form 10-Q

For the Period Ended June 30, 2010

Part I – Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets

(Unaudited and in thousands)

	June 30, 2010	December 31, 2009
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$82,219	$82,862
Cash and cash equivalents – restricted	213	267
Accounts receivable, net	61,452	82,529
Income tax receivable/prepaid income tax	7,481	11,446
Current portion of deferred income taxes	37,690	36,538
Other current assets	13,769	11,461

Total current assets	202,824	225,103
Cash and cash equivalents – restricted, less current portion	395	167
Property and equipment, net	16,470	16,494
Intangible assets, net	54,312	67,563
Goodwill	372,445	372,445
Deferred income taxes, less current portion	12,096	11,795
Deposits and other assets	8,832	8,094

Total assets	$667,374	$701,661

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,924	$5,135
Accrued compensation and related benefits	18,782	21,953
Other accrued expenses	18,666	21,253
Current portion of income taxes payable	2,562	1,938
Current portion of senior secured term loan	11,846	12,429
Current portion of deferred tax liability	3,073	4,572
Current portion of deferred revenue	237,856	239,010

Total current liabilities	300,709	306,290
Other long term liabilities	595	10
Income taxes payable, less current portion	16,703	15,988
Senior secured term loan, less current portion	58,154	74,571
Deferred tax liability, less current portion	1,187	970
Deferred revenue, less current portion	138,950	141,102

Total liabilities	516,298	538,931
Stockholders’ equity:
Common stock	541	529
Additional paid-in capital	356,292	330,451
Treasury stock, at cost	(236,375)	(194,672)
Retained earnings	32,371	28,416
Accumulated other comprehensive loss	(1,753)	(1,994)

Total stockholders’ equity	151,076	162,730

Total liabilities and stockholders’ equity	$667,374	$701,661

See accompanying notes.

Websense, Inc.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues	$81,870	$77,837	$161,640	$155,403
Cost of revenues	12,960	12,399	25,111	24,231

Gross profit	68,910	65,438	136,529	131,172
Operating expenses:
Selling and marketing	38,957	41,442	79,706	81,334
Research and development	13,646	12,606	27,771	25,452
General and administrative	9,241	9,999	18,317	21,160

Total operating expenses	61,844	64,047	125,794	127,946

Income from operations	7,066	1,391	10,735	3,226
Interest expense	(898)	(1,747)	(2,043)	(3,959)
Other (expense) income, net	(146)	72	(890)	429

Income (loss) before income taxes	6,022	(284)	7,802	(304)
Provision (benefit) for income taxes	2,902	(3,619)	3,847	(2,552)

Net income	$3,120	$3,335	$3,955	$2,248

Net income per share:
Basic net income per share	$0.07	$0.08	$0.09	$0.05

Diluted net income per share	$0.07	$0.07	$0.09	$0.05

Weighted average shares – basic	42,861	44,384	42,971	44,603

Weighted average shares – diluted	43,932	44,857	44,017	44,996

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

	Common stock		Additional	Treasury	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	paid-in capital	stock	earnings	loss	equity
Balance at December 31, 2009	43,410	$529	$330,451	$(194,672)	$28,416	$(1,994)	$162,730
Issuance of common stock upon exercise of options	670	7	11,068	0	0	0	11,075
Issuance of common stock for ESPP purchase	233	3	3,128	0	0	0	3,131
Issuance of common stock from restricted stock units, net	148	2	0	(1,705)	0	0	(1,703)
Share-based compensation expense	0	0	12,713	0	0	0	12,713
Tax shortfall from share-based compensation	0	0	(1,068)	0	0	0	(1,068)
Purchase of treasury stock	(1,865)	0	0	(39,998)	0	0	(39,998)
Other comprehensive income:
Net income	0	0	0	0	3,955	0	3,955
Net change in unrealized loss on derivative contracts, net of tax	0	0	0	0	0	241	241

Comprehensive income							4,196

Balance at June 30, 2010	42,596	$541	$356,292	$(236,375)	$32,371	$(1,753)	$151,076

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended
	June 30, 2010	June 30, 2009
Operating activities:
Net income	$3,955	$2,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,662	25,495
Share-based compensation	12,713	12,257
Deferred income taxes	(2,908)	(8,227)
Unrealized (gain) loss on foreign exchange	(553)	114
Excess tax benefit from share-based compensation	(933)	(141)
Changes in operating assets and liabilities:
Accounts receivable	22,054	20,962
Other assets	(3,497)	(1,826)
Accounts payable	3,128	1,815
Accrued compensation and related benefits	(4,624)	(438)
Other liabilities	(2,436)	(1,441)
Deferred revenue	(3,305)	(6,160)
Income taxes payable and receivable/prepaid	4,910	(3,577)

Net cash provided by operating activities	47,166	41,081

Investing activities:
Change in restricted cash and cash equivalents	(196)	913
Purchase of property and equipment	(3,868)	(6,137)

Net cash used in investing activities	(4,064)	(5,224)

Financing activities:
Principal payments on senior secured term loan	(17,000)	(15,000)
Principal payment on capital lease obligation	(532)	0
Proceeds from exercise of stock options	11,075	2,194
Proceeds from issuance of common stock for stock purchase plan	3,131	2,787
Excess tax benefit from share-based compensation	933	141
Purchase of treasury stock	(39,996)	(14,648)

Net cash used in financing activities	(42,389)	(24,526)

Effect of exchange rate changes on cash and cash equivalents	(1,356)	123
(Decrease) increase in cash and cash equivalents	(643)	11,454
Cash and cash equivalents at beginning of period	82,862	64,096

Cash and cash equivalents at end of period	$82,219	$75,550

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$2,501	$10,848
Interest paid	$1,714	$3,370
Increase in other accrued expenses for purchase of treasury stock	$2	$352
Capital lease obligation incurred for a software license arrangement	$1,688	$0

See accompanying notes.

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and on the same basis as the audited financial statements included on Websense, Inc.’s (“Websense,” the “Company,” “we,” “us,” or “our”) annual report on Form 10-K for the year ended December 31, 2009. Accordingly, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and results of operations for the interim periods presented.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2009, included in Websense’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Net Income Per Share

Basic net income per share (“EPS”) is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive stock options, employee stock purchase plan shares and restricted stock units. Dilutive stock options, employee stock purchase plan shares and dilutive restricted stock units are calculated based on the average share price for each fiscal period using the treasury stock method. If, however, the Company reports a net loss, the diluted EPS is computed in the same manner as the basic EPS.

Potentially dilutive securities totaling approximately 4,675,000 and 9,167,000 shares for the three months ended June 30, 2010 and 2009, respectively, were excluded from the diluted EPS calculation because their exercise price was greater than the average market price of common shares and, therefore, the effect would be anti-dilutive. Potentially dilutive securities totaling 5,550,000 and 9,600,000 shares for the six months ended June 30, 2010 and 2009, respectively, were excluded from the diluted EPS calculation because of their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
June 30, 2010:
Basic EPS	$3,120	42,861	$0.07
Effect of dilutive securities	—	1,071	—

Diluted EPS	$3,120	43,932	$0.07

June 30, 2009:
Basic EPS	$3,335	44,384	$0.08
Effect of dilutive securities	—	473	(0.01)

Diluted EPS	$3,335	44,857	$0.07

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

For the Six Months Ended:
June 30, 2010:
Basic EPS	$3,955	42,971	$0.09
Effect of dilutive securities	—	1,046	—

Diluted EPS	$3,955	44,017	$0.09

June 30, 2009:
Basic EPS	$2,248	44,603	$0.05
Effect of dilutive securities	—	393	—

Diluted EPS	$2,248	44,996	$0.05

3. Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income	$3,120	$3,335	$3,955	$2,248
Net change in unrealized loss on derivative contracts, net of tax of $42, $218, $175 and $475, respectively	30	426	241	732

Comprehensive income	$3,150	$3,761	$4,196	$2,980

The accumulated derivative unrealized loss, net of tax, on the Company’s derivative contracts included in “Accumulated other comprehensive loss” was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Beginning Balance	$(158)	$(1,253)	$(369)	$(1,559)
Net change during the period	30	426	241	732

Ending balance	$(128)	$(827)	$(128)	$(827)

4. Intangible Assets

Intangible assets subject to amortization consisted of the following as of June 30, 2010 (in thousands):

	Remaining Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	2.3	$32,598	$(22,195)	$10,403
Customer relationships	5.2	129,200	(85,444)	43,756
Trade name	1.5	510	(357)	153

Total	4.6	$162,308	$(107,996)	$54,312

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

As of June 30, 2010, remaining amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2010	$13,233
2011	15,550
2012	8,329
2013	5,577
2014	4,545
Thereafter	7,078

Total	$54,312

5. Senior Secured Credit Facility

In October 2007, the Company entered into an amended and restated senior secured credit agreement, which was subsequently amended in December 2007, June 2008 and February 2010 (the “Senior Credit Agreement”). The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. At June 30, 2010, the outstanding balance under the senior secured term loan was $70 million as a result of the Company making principal payments totaling $5 million in the three months ended June 30, 2010. The senior secured credit facility is secured by substantially all of the assets of the Company, including pledges of stock of some of its subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by the Company’s domestic subsidiaries. The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon the Company’s total leverage ratio, as defined in the Senior Credit Agreement. Based on the total leverage ratio as of March 31, 2010, the spread on the senior secured term loan was LIBOR plus 225 basis points per annum and the fee for the unused portion of the revolving credit facility was 25 basis points per annum during the quarter ended June 30, 2010. The weighted average interest rate on the senior secured term loan at June 30, 2010 was 3.5%. The Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Among the negative covenants are restrictions on the Company’s ability to borrow money, including restrictions on (a) the incurrence of more than $15 million of new debt, including capital leases (subject to certain exceptions), (b) the incurrence of more than $7.5 million in letters of credit, (c) the incurrence of more than $50 to $75 million of new debt, depending on the Company’s leverage ratio, to finance future acquisitions or (d) the assumption of more than $15 million of new debt in connection with acquisitions. Also, the Company is not permitted to pay cash dividends under the terms of the Senior Credit Agreement.

As of June 30, 2010, future remaining minimum principal payments under the senior secured term loan will be as follows (in thousands):

Years Ending December 31,
2010	5,385
2011	12,923
2012	51,692

Total	$70,000

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

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Foreign currency forward contracts not designated as hedges	$—	$368	$—	$368
Liabilities:
Foreign currency forward contracts not designated as hedges	—	42	—	42
Interest rate swaps designated as cash flow hedges	—	121	—	121
Israeli Shekel contracts designated as cash flow hedges	—	78	—	78

(1) –	quoted prices in active markets for identical assets or liabilities
(2) –	observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) –	no observable pricing inputs in the market

Included in Other assets and in Other accrued expenses are derivative contracts, comprised of interest rate swaps and foreign currency forward contracts, that are valued using models based on readily observable market parameters for all substantial terms of the Company’s derivative contracts and thus are classified within Level 2.

The Company uses derivative financial instruments to manage foreign currency risk relating to foreign exchange rates and to manage interest rate risk relating to the Company’s variable rate senior secured term loan. The Company does not use these instruments for speculative or trading purposes. The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates and changes in interest rates. Derivative instruments are recognized as either assets or liabilities in the accompanying financial statements and are measured at fair value. Gains and losses resulting from changes in the fair values of those derivative instruments are recorded to earnings or other comprehensive income (loss) depending on the use of the derivative instrument and whether it qualifies for hedge accounting.

The Senior Credit Agreement provides that the Company must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years from the initial funding date of October 11, 2007. On the initial funding date, the Company entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The notional amount of the swap agreement was $17 million during the quarter ended June 30, 2010 and it will amortize down to $11 million for the quarter ended September 30, 2010. In addition, on October 11, 2007 the Company entered into an interest rate cap agreement to limit the maximum interest rate on a portion of its senior secured term loan to 6.5% per annum. The amount of principal protected by this agreement was $71.6 million during the quarter ended June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

During the six months ended June 30, 2010 and 2009, the Company utilized Euro, British Pound and Australian Dollar foreign currency forward contracts to hedge anticipated foreign currency denominated net monetary assets. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. The gains (losses) related to the contracts designated as fair value hedges are included in other (expense) income, net, in the accompanying consolidated statements of income and amounted to approximately $658,000 and $(705,000) for the three months ended June 30, 2010 and 2009, respectively, and $1.1 million and $532,000 for the six months ended June 30, 2010 and 2009, respectively. All of the fair value hedging contracts in place as of June 30, 2010 will be settled before September 2010.

During the six months ended June 30, 2010, the Company utilized Israeli Shekel forward contracts to hedge anticipated operating expenses. All such contracts entered into were designated as cash flow hedges and were considered effective. None of the contracts were terminated prior to settlement. Net realized gains (losses) of approximately $(12,000), $(15,000), $11,000 and $(8,000) related to the contracts designated as cash flow hedges during the three months and six months ended June 30, 2010 and 2009, respectively, are included in the respective operating categories for which the Company hedges its Israeli Shekel expenditures. All of the Israeli Shekel hedging contracts in place as of June 30, 2010 will be settled before January 2011.

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Notional and fair values of the Company’s foreign currency hedging positions at June 30, 2010 and 2009 are presented in the table below (in thousands):

	June 30, 2010			June 30, 2009
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro	3,500	$4,643	$4,285	6,500	$8,994	$9,127
British Pound	2,250	3,323	3,366	2,000	3,284	3,290
Australian Dollar	1,000	851	841	—	—	—

Total		$8,817	$8,492		$12,278	$12,417

Cash Flow Hedges
Israel Shekel	9,000	$2,392	$2,314	7,500	$1,801	$1,906

The effects of derivative instruments on the Company’s financial statements were as follows as of June 30, 2010 and 2009 and for the three and six months then ended (in thousands):

	Fair Value of Derivative Instruments		Fair Value of Derivative Instruments
	June 30, 2010		June 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts designated as cash flow hedges	Other accrued expenses	$(78)	Other assets	$105
Interest rate swap contracts designated as cash flow hedges	Other accrued expenses	(121)	Other accrued expenses	(1,505)

Total derivatives designated as hedges		$(199)		$(1,400)

Foreign currency forward contracts not designated as hedges	Other assets	$368	—	$—
Foreign currency forward contracts not designated as hedges	Other accrued expenses	(42)	Other accrued expenses	(140)

Total derivatives not designated as hedges		$326		$(140)

Total derivatives		$127		$(1,540)

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30, 2010	Three Months Ended June 30, 2010		Three Months Ended June 30, 2010
Interest rate swap contracts	$200	$(194)	Interest expense	$—	Interest expense
Foreign exchange contracts	(127)	(12)	Research and development	—	Research and development

Total	$73	$(206)		$—

	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedges	Three Months Ended June 30, 2010
Foreign currency forward contracts	$658	Other (expense) income, net

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Six Months Ended June 30, 2010	Six Months Ended June 30, 2010		Six Months Ended June 30, 2010
Interest rate swap contracts	$495	$(504)	Interest expense	$—	Interest expense
Foreign exchange contracts	(78)	(15)	Research and development	—	Research and development

Total	$417	$(519)		$—

	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedges	Six Months Ended June 30, 2010
Foreign currency forward contracts	$1,124	Other (expense) income, net

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30, 2009	Three Months Ended June 30, 2009		Three Months Ended June 30, 2009
Interest rate swap contracts	$494	$(633)	Interest expense	—	Interest expense
Foreign exchange contracts	146	11	Research and development	—	Research and development

Total	$640	$(622)		$—

	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedges	Three Months Ended June 30, 2009
Foreign currency forward contracts	$(705)	Other (expense) income, net

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Six Months Ended June 30, 2009	Six Months Ended June 30, 2009		Six Months Ended June 30, 2009
Interest rate swap contracts	$1,103	$(1,277)	Interest expense	—	Interest expense
Foreign exchange contracts	101	(8)	Research and development	—	Research and development

Total	$1,204	$(1,285)		$—

	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedges	Six Months Ended June 30, 2009
Foreign currency forward contracts	$532	Other (expense) income, net

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Fair Value Measurements on a Nonrecurring Basis

During the three and six months ended June 30, 2010, the Company did not re-measure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (e.g., goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination). As of June 30, 2010, the Company’s senior secured term loan, with a carrying value of $70 million, had an estimated fair value of $69.7 million which the Company determined using a discounted cash flow model with a discount rate of 3.0% which represents the Company’s estimated incremental borrowing rate.

7. Stockholders’ Equity

Share-Based Compensation

Employee Stock Plans

The following table summarizes the Company’s restricted stock unit activity since December 31, 2009:

Number of Shares
Balance at December 31, 2009	1,203,403
Granted	716,047
Released	(234,185)
Cancelled	(106,809)

Balance at June 30, 2010	1,578,456

The following table summarizes the Company’s stock option activity since December 31, 2009:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2009	9,775,678	$21.85
Granted	266,000	20.42
Exercised	(670,481)	16.52
Cancelled	(752,308)	22.19

Balance at June 30, 2010	8,618,889	22.19

The results of operations for the three and six months ended June 30, 2010 and 2009 include share-based compensation expense in the following expense categories of the consolidated statements of income (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Share-based compensation in:
Cost of revenues	$364	$368	$696	$667

Total share-based compensation in cost of revenues	364	368	696	667
Selling and marketing	1,992	2,062	3,880	3,981
Research and development	1,519	1,330	3,009	2,428
General and administrative	2,254	2,341	5,128	5,181

Total share-based compensation in operating expenses	5,765	5,733	12,017	11,590

Total share-based compensation	$6,129	$6,101	$12,713	$12,257

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The Company used the following assumptions to estimate the fair value of the stock options granted:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Average expected life (years)	3.4	3.3	3.4	3.1
Average expected volatility factor	41.4%	46.2%	42.4%	45.3%
Average risk-free interest rate	1.4%	1.4%	1.6%	1.4%
Average expected dividend yield	—	—	—	—

Treasury Stock

The Company repurchased shares of its common stock during the first six months of 2010 as follows:

	Shares	Average Price Per Share
Shares repurchased through December 31, 2009	11,534,024	$19.50
Shares repurchased during the six months ended June 30, 2010	1,864,524	21.44

Total shares repurchased through June 30, 2010	13,398,548	19.77

The remaining number of shares authorized for repurchase under the Company’s stock repurchase program as of June 30, 2010 was 2,601,452 shares. On February 5, 2010, the Company amended its Senior Credit Agreement to increase its capacity to repurchase shares of the Company’s common stock. Under the terms of the Senior Credit Agreement, the Company is restricted from repurchasing its common stock for an aggregate purchase price that exceeds 50% of the aggregate amount of its consolidated net income, as defined in the Senior Credit Agreement, during the period from the effective date of the facility through the most recent quarter end for which quarterly financial statements have been filed. As of June 30, 2010, $18.8 million remained authorized for repurchase under the Company’s Senior Credit Agreement.

8. Tax Matters

For the three months ended June 30, 2010, the Company recognized an income tax expense of $2.9 million which represented an effective tax rate of 48.2%. For the six months ended June 30, 2010, the Company recognized an income tax expense of $3.8 million which represented an effective tax rate of 49.3%. The effective tax rate variances from the statutory rates for these periods was primarily related to an increase in the valuation allowance for net operating losses of one of the Company’s subsidiaries in the United Kingdom, the unfavorable impact on deferred tax amounts resulting from a California law change, foreign withholding taxes and non-deductible share-based payments, which offset the benefit of income taxed at lower rates in foreign jurisdictions.

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

During the first quarter of 2010, the Company was informed by the U.S. Internal Revenue Service (the “IRS”) that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued the Company a 30-day letter which outlines all of their proposed audit adjustments and requires the Company to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and its Irish subsidiary, including the amount of cost sharing buy-in, as well as to the Company’s claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in the Company’s cost sharing arrangement could have on the Company’s effective tax rate. The Company disagrees with all of the proposed adjustments and has submitted a formal protest to the IRS for each matter. The IRS has acknowledged the receipt of the Company’s protest and the Company is now awaiting an appointment with the IRS Appeals Office. The Company intends to continue to defend its position on all of these matters, including through litigation if required. The timing of the ultimate resolution of these matters cannot be reasonably estimated at this time.

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

9. Litigation

On July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that the Company infringes U.S. Patent No. 6,092,194 (“194 Patent”) by making, using, importing, selling and/or offering for sale Websense Web Filter, Websense Web Security and Websense Web Security Gateway. The Company denies infringing any valid claims of the 194 Patent and intends to vigorously defend the lawsuit.

The Company is involved in various other legal actions in the normal course of business. Based on current information, including consultation with the Company’s attorneys, the Company believes that it has adequately reserved for any ultimate liability that may result from these actions such that any liability would not materially affect the Company’s consolidated financial position, results of operations or cash flows. The Company’s evaluation of the likely impact of these actions could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on the Company’s results of operations or cash flows in a future period.

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

The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report. See “Risk Factors” under Part II, Item 1A regarding certain factors known to us that could cause reported financial information not to be necessarily indicative of future results.

Forward-Looking Statements

This report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

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

Overview

We are a leading provider of information technology (“IT”) security solutions, including Web security, data security, and email security solutions. Our solutions are available as software installed on standard server hardware, as software pre-installed on optimized appliances, and as software-as-a-service (“SaaS”) offerings. Our products and services are sold to enterprises, mid-market, small and medium sized businesses (“SMB”), and Internet service providers through a network of distributors, value added resellers and original equipment manufacturer (“OEM”) arrangements. Our portfolio of real-time Web security, URL filtering, data loss prevention (“DLP”) and email anti-spam and security software allows organizations to:

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

During the three and six months ended June 30, 2010 and June 30, 2009, we derived 51% of our revenue from international sales. The United Kingdom comprised 13% of our total revenue in the three and six months ended June 30, 2010 compared to 15% of our total revenue in both the three and six months ended June 30, 2009. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

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

We sell subscriptions to our products, generally in 12, 24 or 36 month contract durations, which are for a fixed number of seats or devices. As described elsewhere in this report, we recognize revenue from subscriptions to our products, including our appliances and our add-on modules, on a daily straight-line basis commencing on the day the term of the subscription begins, over the term of the subscription agreement. We recognize revenue associated with OEM contracts ratably over the contractual period for which we are obligated to provide our services. We generally recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract and are fully expensed in the first period the product and/or key is delivered. Our operating expenses in the first half of 2010 decreased slightly compared to the first half of 2009, primarily due to a reduction in the amortization of acquired intangible assets offset by our increased headcount and increased amortization of deferred costs associated with the sale of our appliance products. Our increase in headcount compared to the first half of 2009 was due to the expansion of our selling and marketing efforts, product research and development, and investments in administrative infrastructure to support subscription sales that will result in revenue recognition in subsequent periods.

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

We review goodwill that has an indefinite useful life for impairment at least annually in our fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. To date, our reporting unit has not been at risk of failing the impairment test. We amortize the cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. We review intangible assets that have finite useful lives when an event occurs indicating the potential for impairment. We review for impairment by facts or circumstances, either external or internal, indicating that we may not recover the carrying value of the asset. We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. We measure fair value generally based on the estimated future cash flows. Our analysis is based on available information and on assumptions and projections that we consider to be reasonable and supportable. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

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

At June 30, 2010, there was $47.6 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of approximately 2.2 years.

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

During the first quarter of 2010, we were informed by the IRS that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter which outlines all of their proposed audit adjustments and requires us to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. We disagree with all of the proposed adjustments and have submitted a formal protest to the IRS for each matter. The IRS has acknowledged the receipt of our protest and we are now awaiting an appointment with the IRS Appeals Office. We intend to continue to defend our position on all of these matters, including through litigation if required. The timing of the ultimate resolution of these matters cannot be reasonably estimated at this time.

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

Results of Operations

Three months ended June 30, 2010 compared with the three months ended June 30, 2009

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	June 30, 2010	June 30, 2009
	(Unaudited)
Revenues	100%	100%
Cost of revenues	16	16

Gross profit	84	84
Operating expenses:
Selling and marketing	48	53
Research and development	17	16
General and administrative	11	13

Total operating expenses	76	82

Income from operations	8	2
Interest expense	(1)	(2)
Other (expense) income, net	—	—

Income (loss) before income taxes	7	—
Provision (benefit) for income taxes	3	(4)

Net income	4%	4%

Revenues

Revenues increased to $81.9 million in the second quarter of 2010 from $77.8 million in the second quarter of 2009. The increase was primarily a result of incremental sales to new customers and upgrades to existing customer subscriptions (including SaaS security offerings, DLP products, Websense® V10000™ appliances and OEM contract revenue) from the second quarter of 2009 to the second quarter of 2010. Revenue from products sold in the United States accounted for $40.3 million or 49% of second quarter 2010 revenue compared to $38.4 million or 49% in the second quarter of 2009. Revenue from products sold internationally accounted for $41.6 million or 51% of second quarter 2010 revenue compared to $39.4 million or 51% in the second quarter of 2009. We had current deferred revenue of $237.9 million as of June 30, 2010, compared to $217.4 million as of June 30, 2009. For the remainder of 2010, we expect our revenue to increase over 2009 revenue levels due to the amount of current deferred revenue that will be recognized as revenue during 2010, subscriptions that are scheduled for renewal that are expected to be renewed and upgraded and expected new business for which some revenue will be recognized during 2010. Our revenue in 2010 will be impacted by the duration of contracts for renewal and new subscriptions, the timing of sales of renewal and new subscriptions, the average annual contract value and per seat price, and the effect of currency exchange rates on new and renewal subscriptions in international markets.

Cost of Revenues

Cost of revenues. Cost of revenues consists of the costs of content review, amortization of acquired technology, amortization of deferred costs associated with the sale of our appliance products, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our hosted security services. Cost of revenues increased to $13.0 million in the second quarter of 2010 from $12.4 million in the second quarter of 2009. The $0.6 million increase was primarily due to increased cost of sales related to our Websense V10000 appliance of $1.1 million and increased personnel costs of $0.3 million offset by decreased amortization of acquired technology of $0.9 million. Amortization of acquired technology was $2.1 million in the second quarter of 2010 compared to $3.0 million in the second quarter of 2009. The decrease of $0.9 million in amortization of acquired technology was primarily due to certain acquired technology being fully amortized in 2009. As of June 30, 2010, the acquired technology is being amortized over a remaining weighted average period of 2.3 years. Our full-time employee headcount in cost of revenue departments increased from an average of 254 employees during the second quarter of 2009 to an average of 267 employees during the second quarter of 2010. We allocate the costs for human resources, employee benefits, payroll taxes, information technology, facilities and fixed asset depreciation to each of our functional areas based on headcount data. As a percentage of revenue, cost of revenues was 16% during both the second quarter of 2010 and 2009. We expect cost of revenues will increase in absolute dollars primarily due to increased sales of our appliance products in 2010, but as a percentage of revenue will remain relatively flat as compared to 2009. We expect cost of revenues to increase on a year over year basis because of the increased cost of sales related to our V-series appliances, the increased headcount to support the growth and maintenance of our databases and costs associated with providing our SaaS security services as well as the technical support needs of our customers.

Gross Profit

Gross profit increased to $68.9 million in the second quarter of 2010 from $65.4 million in the second quarter of 2009 primarily as a result of increased revenue. As a percentage of revenue, gross profit was 84% in the second quarters of both 2009 and 2010. We expect that gross profit as a percentage of revenue will remain in excess of 80% for the remainder of 2010.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships as well as allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates as those are recorded as an offset to revenue. Selling and marketing expenses were $39.0 million, or 48% of revenue, in the second quarter of 2010, compared to $41.4 million, or 53% of revenue, in the second quarter of 2009. The $2.4 million decrease in total selling and marketing expenses was primarily due to a reduction in the amortization of acquired intangibles (customer relationships) of approximately $2.2 million. As of June 30, 2010, the acquired customer relationships intangible assets are being amortized over a remaining weighted average period of approximately 5.2 years. Our headcount in sales and marketing decreased from an average of 613 employees during the second quarter of 2009 to an average of 590 employees for the second quarter of 2010 and headcount is expected to remain relatively flat for the remainder of 2010. Even though our average headcount decreased from the second quarter of 2009 to the second quarter of 2010, our personnel costs were slightly higher by $0.1 million primarily due to higher than normal severance costs. We expect overall selling and marketing expenses to decrease in absolute dollars and as a percentage of revenue for the remainder of 2010 as compared to 2009 primarily due to a reduction of amortization of acquired intangibles from the SurfControl acquisition. Based on the existing sales and marketing related intangible assets as of June 30, 2010, we expect amortization of acquired intangibles of $8.8 million for the remainder of 2010, which would be a reduction of approximately $4.4 million from 2009.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $13.6 million, or 17% of revenue, in the second quarter of 2010 from $12.6 million, or 16% of revenue, in the second quarter of 2009. The increase of $1.0 million in research and development expenses was primarily due to increased personnel costs of $0.9 million. Our headcount increased in research and development from an average of 398 employees for the second quarter of 2009 to an average of 444 employees for the second quarter of 2010. We expect headcount to increase slightly for the remainder of 2010. We expect research and development expenses to increase in absolute dollars for the remainder of 2010 as compared to 2009 due to an expanded base of product offerings and increased headcount compared to 2009 to support our continued enhancements and new products. We are managing the increase in our research and development expenses by operating research and development facilities in multiple international locations, including a facility in Beijing, China, that have lower costs than do our operations in the United States. We also have research and development facilities in Ra’anana, Israel, Los Gatos and San Diego, California and Reading, England. While we expect research and development expenses to increase in absolute dollars for the remainder of 2010, we expect that research and development expenses as a percentage of revenue will remain relatively flat in 2010 compared to 2009 due to the expected increase in revenue.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and administrative personnel, third party professional service fees and allocated costs. General and administrative expenses decreased to $9.2 million, or 11% of revenue, in the second quarter of 2010 from $10.0 million, or 13% of revenue, in the second quarter of 2009. The $0.8 million decrease in general and administrative expenses was primarily due to a reduction in third party professional service fees of $0.3 million and reduced allocated costs of $0.3 million. Our headcount decreased in general and administrative departments from an average of 128 employees during the second quarter of 2009 to an average of 114 employees for the second quarter of 2010. We expect general and administrative expenses to increase slightly in absolute dollars due to costs related to supporting our expanding global business, but remain relatively flat as a percentage of revenue for the remainder of 2010 as compared to 2009 due to the expected increase in revenue.

Interest Expense

Interest expense decreased to $0.9 million in the second quarter of 2010 from $1.7 million in the second quarter of 2009. The decrease was primarily due to a lower average outstanding loan balance on our senior secured term loan of $72.5 million during the second quarter of 2010 compared to an average loan balance of $110 million during the second quarter of 2009. In addition, the effective interest rate was lower in the second quarter of 2010 compared to 2009 primarily due to the reduction in the notional amount of principal subject to the fixed rate swap agreement. Included in the interest expense for both the second quarter of 2010 and 2009 is $0.2 million of amortization of deferred financing fees that were capitalized as part of the senior secured credit facility. We made principal payments on the senior secured term loan totaling $5 million and zero during the second quarter of 2010 and 2009, respectively. As a result of reductions in the LIBOR interest rate and reductions in the notional amount of principal subject to the fixed rate swap agreement, our weighted average interest rate decreased from 6.5% at June 30, 2009 to 3.5% at June 30, 2010. Interest expense should decline in the remaining quarters of 2010 as compared to 2009 due to the lower outstanding principal amount, the expected lower marginal interest rate from the reduction in the notional amount of principal subject to the fixed rate swap agreement and the expiration of the swap agreement on September 30, 2010.

Other (Expense) Income, Net

Other (expense) income, net went from a net other income of $72,000 in the second quarter of 2009 to a net other expense of $0.1 million in the second quarter of 2010. The change was due primarily to foreign exchange related losses of $0.2 million in the second quarter of 2010 compared to gains of $38,000 in the second quarter of 2009 due to movements in the foreign exchange rates during the second quarter of 2010 and 2009.

Provision for Income Taxes

For the three months ended June 30, 2010 we recognized an income tax expense of $2.9 million compared to an income tax benefit of $3.6 million for the three months ended June 30, 2009. The effective tax rates reflect a tax expense of approximately 48.2% for the three months ended June 30, 2010 and a tax benefit of approximately 1,300% for the three months ended June 30, 2009. For the second quarter of 2010, the effective tax rate variance from the statutory rate was primarily related to an increase in the valuation allowance for net operating losses of one of the Company’s subsidiaries in the United Kingdom, the unfavorable impact on deferred tax amounts resulting from a California law change, foreign withholding taxes and non-deductible share-based payments, which offset the benefit of income taxed at lower rates in foreign jurisdictions. For the second quarter of 2009, the effective tax rate variance from the statutory rate was primarily related to the favorable settlement of $1.2 million of foreign withholding taxes accrued from prior years and the benefit of income taxed at lower rates in foreign jurisdictions which offset the impact of non-deductible items, including share-based payments and a forecasted increase in the valuation allowance related to net operating losses of one of our subsidiaries in the United Kingdom.

Our effective tax rate may change in future periods due to differences in the composition of taxable income between domestic and international operations along with the potential changes or interpretations in tax rules and legislation, or corresponding accounting rules.

We assess, on a quarterly basis, the ultimate realization of our deferred income tax assets. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items during the second quarter of 2010, we believe that it is more likely than not that we will fully realize the balance of the deferred tax assets currently reflected on our consolidated balance sheet.

Six months ended June 30, 2010 compared with the six months ended June 30, 2009

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Six Months Ended
	June 30, 2010	June 30, 2009
	(Unaudited)
Revenues	100%	100%
Cost of revenues	16	16

Gross profit	84	84
Operating expenses:
Selling and marketing	49	52
Research and development	17	16
General and administrative	12	14

Total operating expenses	78	82

Income from operations	6	2
Interest expense	(1)	(2)
Other (expense) income, net	(1)	—

Income (loss) before income taxes	4	—
Provision (benefit) for income taxes	2	(1)

Net income	2%	1%

Revenues

Revenues increased to $161.6 million in the first six months of 2010 from $155.4 million in the first six months of 2009. The increase was primarily a result of incremental sales to new customers and upgrades to existing customer subscriptions (including SaaS security offerings, DLP products, Websense® V10000™ appliances and OEM contract revenue) from the first six months of 2009 to the first six months of 2010. Revenue from products sold in the United States accounted for $79.6 million or 49% of the first six months of 2010 revenue compared to $76.3 million or 49% of the first six months of 2009. Revenue from products sold internationally accounted for $82.0 million or 51% of the first six months of 2010 revenue compared to $79.1 million or 51% in the first six months of 2009.

Cost of Revenues

Cost of revenues. Cost of revenues increased to $25.1 million in the first six months of 2010 from $24.2 million in the first six months of 2009. The $0.9 million increase was primarily due to increased cost of sales related to our Websense V10000 appliance of $1.8 million, increased personnel costs of $0.6 million and increased allocated costs of $0.3 million offset by a $1.8 million reduction in amortization of acquired technology from the first six months of 2009 to the first six months of 2010 which was primarily due to certain acquired technology being fully amortized in 2009. Our headcount in cost of revenue departments increased from an average of 248 employees during the first six months of 2009 to an average of 272 employees during the first six months of 2010.

Gross Profit

Gross profit increased to $136.5 million in the first six months of 2010 from $131.2 million in the first six months of 2009. As a percentage of revenues, gross profit was 84% in the first six months of both 2010 and 2009 primarily due to the increased revenue described in the above Revenues section.

Operating Expenses

Selling and marketing. Selling and marketing expenses decreased to $79.7 million, or 49% of revenues, in the first six months of 2010, from $81.3 million, or 52% of revenues, in the first six months of 2009. The $1.6 million decrease was primarily due to a reduction in the amortization of acquired intangibles (customer relationships) of approximately $4.4 million offset by increased personnel costs of $2.9 million. Our headcount in sales and marketing increased slightly from an average of 592 employees during the first six months of 2009 to an average of 593 employees during the first six months of 2010. The increased personnel costs was primarily due to higher sales commissions and higher severance costs in the first half of 2010 compared to the first half of 2009.

Research and development. Research and development expenses increased to $27.8 million, or 17% of revenue, in the first six months of 2010 from $25.5 million, or 16% of revenue, in the first six months of 2009. The increase of $2.3 million in research and development expenses was primarily due to increased personnel costs. Our headcount increased in research and development from an average of 394 employees during the first six months of 2009 to an average of 442 employees during the first six months of 2010.

General and administrative. General and administrative expenses decreased to $18.3 million, or 12% of revenue, in the first six months of 2010 from $21.2 million, or 14% of revenue, in the first six months of 2009. The $2.9 million decrease in general and administrative expenses was primarily due to a reduction in third party professional service fees of $2.1 million and reduced allocated costs of $0.8 million. Our headcount in general and administrative departments decreased from an average of 124 employees during the first six months of 2009 to an average of 114 employees during the first six months of 2010.

Interest Expense

Interest expense decreased to $2.0 million in the first six months of 2010 from $4.0 million in the first six months of 2009. The decrease was primarily due to a lower average outstanding balance on our senior secured term loan of $77 million during the first six months of 2010 compared to an average loan balance of $115 million during the first six months of 2009. In addition, the effective interest rate was lower in the first half of 2010 compared to 2009 primarily due to the reduction in the notional amount of principal subject to the fixed rate swap agreement. Included in the interest expense for the first six months of 2010 and 2009 is $0.5 million and $0.6 million, respectively, of amortization of deferred financing fees that were capitalized as part of the senior secured credit facility. We made principal payments on the senior secured term loan totaling $17 million and $15 million during the first six months of 2010 and 2009, respectively.

Other (Expense) Income, Net

Other (expense) income, net decreased to a net other expense of $0.9 million in the first six months of 2010 from a net other income of $0.4 million in the first six months of 2009. The change was due primarily to foreign exchange related losses of $1.0 million in the first half of 2010 compared to gains of $0.3 million in the first half of 2009 due to movements in the foreign exchange rates during the first half of 2010 and 2009.

Provision for Income Taxes

We recognized an income tax expense of $3.8 million and an income tax benefit of $2.6 million for the six months ended June 30, 2010 and 2009, respectively. Our effective tax rates were a tax provision of 49.3% and a tax benefit of 840% for the six months ended June 30, 2010 and 2009, respectively. For the first six months of 2010, the effective tax rate variance from the statutory rate was primarily related to an increase in the valuation allowance for net operating losses of one of our subsidiaries in the United Kingdom, the unfavorable impact on deferred tax amounts resulting from a California law change, foreign withholding taxes and non-deductible share-based payments, which offset the benefit of income taxed at lower rates in foreign jurisdictions. For the first six months of 2009, the effective tax rate variance from the statutory rate was primarily related to non-deductible items, including share-based payments and a forecasted increase in the valuation allowance related to net operating losses of one of our subsidiaries in the United Kingdom, which offset the benefit of income taxed at lower rates in foreign jurisdictions and the favorable settlement of $1.2 million of foreign withholding taxes accrued from prior years.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $82.2 million and retained earnings of $32.4 million. During the first half of 2010, we used our cash and cash equivalents primarily to pay down $17.0 million on our senior secured term loan as principal payments and for stock repurchases of approximately $40.0 million.

Net cash provided by operating activities was $47.2 million in the first half of 2010 compared with $41.1 million in the first half of 2009. The $6.1 million increase in cash provided by operating activities was primarily due to increased cash collections from our customers and lower net cash taxes paid in the first half of 2010 compared to 2009. Our operating cash flow is significantly influenced by new and renewal subscriptions, including average duration of the subscriptions, accounts receivable collections and cash expenses. A decrease in sales of new and/or renewal subscriptions, shortening in average duration of the subscriptions, decrease in accounts receivable collections, or an increase in our cash expenses, would negatively impact our operating cash flow.

Net cash used in investing activities was $4.1 million in the first half of 2010 compared with $5.2 million in the first half of 2009. The $1.1 million decrease in net cash used in investing activities was due to a $2.3 million reduction in the purchases of property and equipment primarily due to the completion of the build out of our facilities in Ireland and China during 2009, offset by a $1.1 million change in restricted cash and cash equivalents.

Net cash used in financing activities was $42.4 million in the first half of 2010 compared with $24.5 million in the first half of 2009. The $17.9 million increase in net cash used in financing activities was primarily due to an increase in stock repurchases of $25.3 million and an increase in principal payments on the senior secured term loan of $2.0 million in the first half of 2010 compared to the first half of 2009, offset by increased proceeds from exercises of stock options and issuance of common stock under the employee stock purchase plan of $9.2 million.

During the first quarter of 2010, we were informed by the IRS that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter which outlines all of their proposed audit adjustments and requires us to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. We disagree with all of the proposed adjustments and have submitted a formal protest to the IRS for each matter. The IRS has acknowledged the receipt of our protest and we are now awaiting an appointment with the IRS Appeals Office. We intend to continue to defend our position on all of these matters, including through litigation if required. The timing of the ultimate resolution of these matters cannot be reasonably estimated at this time.

In October 2007, we entered into the Senior Credit Agreement. The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. At June 30, 2010, the outstanding balance under our senior secured term loan was $70 million as a result of making principal payments totaling $17 million during the first half of 2010. The senior secured credit facility is secured by substantially all of our assets, including pledges of stock of some of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon our total leverage ratio, as defined in the Senior Credit Agreement. Based on the total leverage ratio as of March 31, 2010, the spread on the senior secured term loan was LIBOR plus 225 basis points per annum and the fee for the unused portion of the revolving credit facility was 25 basis points per annum during the quarter ended June 30, 2010. The weighted average interest rate on the senior secured term loan at June 30, 2010 was 3.5%.

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

The Senior Credit Agreement provides that we must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years from the initial funding date of October 11, 2007. On the initial funding date, we entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The notional amount of the swap agreement was $17 million during the quarter ended June 30, 2010 and it will amortize down to $11 million during the quarter ended September 30, 2010. In addition, on October 11, 2007 we entered into an interest rate cap agreement to limit the maximum interest rate on a portion of our senior secured term loan to 6.5% per annum. The amount of principal protected by this agreement was $71.6 million during the quarter ended June 30, 2010. Both the interest rate swap and cap expire on September 30, 2010.

Obligations and commitments. The following table summarizes our contractual payment obligations and commitments as of June 30, 2010 (in thousands):

	Payment Obligations by Year
	2010	2011	2012	2013	2014	Thereafter	Total
Senior Credit Agreement:
Scheduled principal payments	$5,385	$12,923	$51,692	$—	$—	$—	$70,000
Estimated interest and fees	1,140	1,776	995	—	—	—	3,911
Operating leases	3,695	5,685	4,835	5,077	1,064	439	20,795
Other commitments	132	980	869	27	5	—	2,013

Total	$10,352	$21,364	$58,391	$5,104	$1,069	$439	$96,719

Obligations under our Senior Credit Agreement represent the future minimum principal debt payments due under the senior secured term loan. Estimated interest and fees represent interest and fees expected to be incurred under the Senior Credit Agreement based on known rates and scheduled principal payments as of June 30, 2010 (see Note 5 to the financial statements).

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

Other commitments represent minimum contractual commitments for inbound software licenses and automobile leases.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at June 30, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $14.4 million of gross unrecognized tax benefits have been excluded from the contractual payment obligations table above.

In 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. In 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. On January 31, 2010, our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 16 million shares. Repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. Depending on market conditions and other factors, purchases by our agent under this program may be commenced or suspended at any time, or from time to time, without prior notice to us. On February 5, 2010, we amended our Senior Credit Agreement to increase our capacity to repurchase shares of our common stock. During the six months ended June 30, 2010, we repurchased 1,864,524 shares of our common stock for an aggregate of approximately $40.0 million at an average price of $21.44 per share. As of June 30, 2010, we have repurchased a total of 13,398,548 shares of our common stock under this program, for an aggregate of $264.9 million at an average price of $19.77 per share. As of June 30, 2010, the remaining number of shares that we can purchase under this program was 2,601,452 shares. Under the terms of the Senior Credit Agreement, we are restricted from repurchasing our common stock for an aggregate purchase price that exceeds 50% of the aggregate amount of our consolidated net income, as defined in our Senior Credit Agreement, during the period from the effective date of the facility through the most recent quarter end for which we have filed quarterly financial statements. As of June 30, 2010, we can repurchase up to $18.8 million of our common stock under our Senior Credit Agreement. We intend to repurchase shares during the remainder of 2010.

We believe that our cash and cash equivalents balances, accounts receivable, revolving credit balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures, debt repayment obligations and stock repurchases, if any, for at least the next 12 months. During the first half of 2010, we made principal payments on our senior secured term loan of $17 million and repurchased approximately $40 million of our common stock. Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements. We may elect to raise funds for these purposes or to reduce our cost of capital through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating and capital requirements in interest-bearing, investment-grade money market funds.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements.

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

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. Based on our outstanding senior secured term loan balance at June 30, 2010 and taking into consideration our interest rate swap and cap, our interest expense would increase on a pre-tax basis by approximately $493,000 during the next 12 months if there were a 100 basis point adverse move in the interest rate yield curve.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at June 30, 2010. Changes in interest rates over time will, however, affect our interest income.

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

Notional and fair values of our hedging positions at June 30, 2010 and 2009 are presented in the table below (in thousands):

	June 30, 2010			June 30, 2009
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro	3,500	$4,643	$4,285	6,500	$8,994	$9,127
British Pound	2,250	3,323	3,366	2,000	3,284	3,290
Australian Dollar	1,000	851	841	—	—	—

Total		$8,817	$8,492		$12,278	$12,417

Cash Flow Hedges
Israeli Shekel	9,000	$2,392	$2,314	7,500	$1,801	$1,906

The $4.4 million notional decrease in our Euro hedged position at June 30, 2010 compared to June 30, 2009 was primarily a result of the occurrence of more timing differences in when assets were acquired and/or liabilities incurred. All of the Euro hedging contracts in place as of June 30, 2010 will be settled before September 2010. For the first half of 2010, less than 15% of our total billings were denominated in the Euro. We expect Euro billings to represent less than 20% of our total billings during 2010.

The nominal change in our British Pound hedge position at June 30, 2010 compared to June 30, 2009 was primarily a result of timing differences in when assets were acquired and/or liabilities incurred. All of the British Pound hedging contracts in place as of June 30, 2010 will be settled before September 2010. For the first half of 2010, less than 15% of our total billings were denominated in the British Pound. We expect British Pound billings to represent less than 15% of our total billings during 2010.

The $0.9 million notional increase in our Australian Dollar hedge position at June 30, 2010 compared to June 30, 2009 was primarily due to the timing differences in when assets were acquired and/or liabilities incurred. All of the Australian Dollar hedging contracts in place as of June 30, 2010 will be settled before August 2010. We expect Australian Dollar billings to represent less than 5% of our total billings during 2010.

The $0.6 million notional increase in our Israeli Shekel hedge position at June 30, 2010 compared to June 30, 2009 was primarily due to an increased effort to further reduce currency volatility associated with our Israeli Shekel denominated expenditures. All of the Israeli Shekel hedging contracts in place as of June 30, 2010 will be settled before January 2011.

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

On July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that we infringe U.S. Patent No. 6,092,194 (“194 Patent”) by making, using, importing, selling and/or offering for sale Websense Web Filter, Websense Web Security and Websense Web Security Gateway. We deny infringing any valid claims of the 194 Patent and intend to vigorously defend the lawsuit.

We are involved in various other legal actions in the normal course of business. Based on current information, including consultation with our attorneys, we believe that we have adequately reserved for any ultimate liability that may result from these actions such that any liability would not materially affect our consolidated financial position, results of operations or cash flows. Our evaluation of the likely impact of these actions could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on our results of operations or cash flows in a future period.

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

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Quarterly Report for the quarter ending March 31, 2010 on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2010.

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

A significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies so if the U.S. dollar weakens, our consolidated operating expenses would increase. Should the U.S. dollar strengthen, our products may become more expensive for our international customers with subscription contracts denominated in U.S. dollars, and as a result, our results of operations and net cash flows from international operations may be adversely affected, especially if the trend continues of international sales growing as a percentage of our total sales. Changes in currency rates also impact our future revenue under subscription contracts that are not denominated in U.S. dollars as we bill certain international customers in Euros, British Pounds, Australian Dollars, Chinese Renminbi and Japanese Yen. Our revenue and deferred revenue for these currencies are recorded in U.S. dollars when the subscription is entered into based upon currency exchange rates in effect on the last day of the previous month before the subscription agreement is entered into. This increases our risks associated with fluctuations in currency exchange rates since we cannot be assured of receiving the same U.S. dollar equivalent as when we bill exclusively in U.S. dollars. Upon the strengthening of the U.S. dollar, we would experience a reduction in subscription amounts as recorded in U.S. dollars relative to the foreign currency in which the subscription was priced to the customer. As a result, the strengthening of the U.S. dollar for current sales would reduce our future revenue from these contracts, even though these foreign currencies may strengthen during the term of these subscriptions. As currency exchange rates remain volatile, our future revenue could be adversely affected by currency fluctuations. We engage in currency hedging activities with the intent of limiting the risk of exchange rate fluctuations, but our foreign exchange hedging activities also involve inherent risks that could result in an unforeseen loss. If we fail to properly forecast our billings, expenses and currency exchange rates these hedging activities could have a negative impact.

Our future success depends on our ability to sell new, renewal and upgraded subscriptions to our security products.

Substantially all of our revenue for the quarter ended June 30, 2010 was derived from new and renewal subscriptions to our Web filtering and Web security products, and we expect that a significant majority of our sales for the remainder of 2010 will continue to be derived from our Web filtering and Web security products, including our Web Security Gateway. We expect sales of our V-Series appliances; DLP products; SaaS offerings; Triton unified Web, data and email security solution; and other products under development to comprise a relatively small portion of our revenue in 2010, but represent a meaningful portion of our sales growth in 2010. If our products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we cannot sufficiently increase our customer base with the addition of new customers and upgrade subscriptions for additional product offerings from existing customers or renew a sufficient number of customers, we will not be able to grow our business to meet expectations.

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

Our ability to generate revenue growth depends on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our security gateway offerings. We now sell our next generation Web content gateway to address emerging Web 2.0 threats, Websense Web Security Gateway, as well as our V10000 appliance pre-loaded with our software. We also sell the Websense Data Security Suite, our DLP offering for the data security market,

Websense Hosted Web Security and Websense Hosted Email Security, our SaaS offerings, and Websense Email Security, our email filtering solution. In February 2010, we introduced our Triton unified Web, data and email security solution, which combines our products into a single platform, and in June 2010 we released our V5000TM appliance. We continue to develop and release products in accordance with our announced product roadmap. We may not be successful in achieving market acceptance of these or any new products that we develop and may be unsuccessful in obtaining incremental sales as a result. If we fail to continue to upgrade and diversify our products, we could lose revenue from renewal subscriptions for our Web filtering products as these products become more of a commodity.

Our V-series appliance platform exposes us to risks inherent with the sale of hardware, to which we were not previously exposed as a software company.

With the launch of our V10000 appliance in 2009 and the release of our V5000 appliance in June 2010, we are now selling products that are hardware-based and not solely software-based. Our V-series appliances are manufactured by a third-party contract manufacturer, and a third-party logistics company is providing logistical services, including product configuration and shipping. Our ability to deliver our V-series appliances to our customers could be delayed if we fail to effectively manage our third-party relationships or if our contract manufacturer or logistics provider experiences delays, disruptions or quality control problems in manufacturing, configuring or shipping the appliance. If our third-party providers fail for any reason to manufacture and deliver the V-series appliances with acceptable quality, in the required volumes, and in a cost-effective and timely manner, it could be costly to us, as well as disruptive to product shipments. In addition, supply disruptions or cost increases could increase our cost of goods sold and negatively impact our financial performance. Our V-series appliance platform may also face greater obsolescence risks than our pure software products.

Our revenue is derived almost entirely from sales through indirect channels and we depend upon these channels to create demand for our products.

Our revenue has been derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Although we rely upon these indirect channels of distribution, we also depend upon our internal sales force to generate sales leads and sell products through the reseller network. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 31% and 32% of our revenues during the three and six months ended June 30, 2010, respectively. Should Ingram Micro experience financial difficulties, difficulties in collecting their accounts receivable or otherwise delay or prevent our collection of accounts receivable from them, our revenue and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenue and cash flow could be adversely affected. Our indirect sales model involves a number of additional risks, including:

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

Our current principal competitors include:

•

companies offering Web filtering and Web security solutions, such as Microsoft, Symantec/Message Labs, McAfee, Cisco Systems, Juniper Networks, Trend Micro, Google, Webroot/BrightCloud, Cisco Systems/ScanSafe, Blue Coat Systems, SafeNet/Aladdin, FaceTime, St. Bernard Software, M86 Security, Clearswift, Sophos, Barracuda Networks, Digital Arts, RuleSpace, Commtouch and Computer Associates;

•

companies integrating Web filtering into specialized security appliances, such as Blue Coat Systems, Cisco Systems, McAfee, WatchGuard, Check Point Software, St. Bernard Software, Barracuda Networks, Juniper Networks, Trend Micro, SonicWALL, Sophos, Network Box, Fortinet and M86 Security;

•

companies offering DLP solutions, such as Symantec, Verdasys, Trustwave, EMC, McAfee, IBM, Trend Micro, Proofpoint, Palisade Systems, Computer Associates, Raytheon, Intrusion, Fidelis, GTB Technologies, Workshare, Check Point Software and Code Green Networks;

•

companies offering messaging security, such as McAfee, Symantec/Message Labs, Google, Cisco Systems, Barracuda Networks, SonicWALL, Trend Micro, Axway, Sophos, Microsoft, Proofpoint, Clearswift, Commtouch, Zix Corporation, WatchGuard, M86 Security, Webroot, and Fortinet;

•

companies offering on-demand email and Web security services, such as Google, Microsoft, Symantec/Message Labs, McAfee, Webroot/Bright Cloud, St. Bernard Software, Barracuda Networks, Webroot/BrightCloud, Zscaler, Trend Micro and Cisco Systems/ScanSafe;

•	companies offering desktop security solutions such as Check Point Software, Cisco Systems, McAfee, Microsoft, Symantec, Computer Associates, Sophos, Webroot, IBM and Trend Micro; and

•

companies offering Web gateway solutions such as Microsoft, Blue Coat Systems, Cisco Systems, Trend Micro, Check Point Software, McAfee, Juniper Networks, Optinet, Safe Net/Aladdin, M86 Security, Clearswift, Computer Associates, FaceTime and Barracuda Networks.

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

As a result, we may be unable to gain sufficient traction as a provider of Web security solutions, and our competitors may be able to respond more quickly and effectively than we can to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, marketing, promotion and sale of their products than we can. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the functionality and market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, develop new products or enhance existing products and services more quickly. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, many of our competitors made recent acquisitions in some of our product areas, and, we expect competition to increase as a result of this industry consolidation. Through an acquisition, a competitor could bundle separate products to include functions that are currently provided primarily by our Web and data security solutions and sell the combined product at a lower cost which could essentially include, at no additional cost, the functionality of our stand-alone solutions. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

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

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented 51% of our total revenues generated during the quarters and year to date periods ended June 30, 2010 and June 30, 2009. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

In October 2007, we borrowed $210 million under the Senior Credit Agreement and $70 million remained outstanding as of June 30, 2010. As a result, we are incurring interest expense for the amounts we borrowed under the senior secured term loan, and our income from our cash, cash equivalents and marketable securities has declined as we used a significant portion of our cash and marketable securities to fund a portion of the acquisition cost and have continued to use cash from operations to pay down debt and repurchase our common stock. This debt and the limitations our senior secured credit facility impose on us could have important consequences, including:

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

We believe the IRS’s positions with respect to the proposed adjustments to our cost sharing arrangements, including the amount of cost sharing buy-in, our research and development tax credits, and our deductions for equity compensation are inconsistent with applicable tax law, and that we have meritorious defenses to our positions. Accordingly, we are vigorously defending our positions, including as necessary and appropriate, utilizing our rights to appeal as well as other legal remedies. We have submitted a formal protest to the IRS for each matter. The IRS has acknowledged the receipt of our protest and we are now awaiting an appointment with the IRS Appeals Office. While we believe the IRS’s asserted positions on these matters are not supported by applicable law, we may be required to make additional payments in order to resolve these matters.

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

Any failure to protect our proprietary technology would negatively impact our business.*

Intellectual property is critical to our success, and we rely upon patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our Websense brands. We rely on trade secrets to protect technology where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, collaborators and consultants to enter into confidentiality agreements, we cannot assure that these agreements will not be breached or that we will have adequate remedies for any breach. We may not be able to adequately protect our trade secrets or other proprietary information in the event of any unauthorized use or disclosure, or the lawful development by others of such information. Any intentional disruption and/or the unauthorized use or publication of our trade secrets and other confidential business information, via theft or a cyber attack, could adversely affect our competitive position, reputation, brand and future sales of our products, and our customers may assert claims against us related to resulting losses of confidential or proprietary information.

We have registered our trademarks in several countries and have registrations for the Websense trademark pending in several other countries. Effective trademark protection may not be available in every country where our products are available. Furthermore, any of our trademarks may be challenged by others or invalidated through administrative process or litigation.

We currently have 21 patents issued in the United States and 28 patents issued internationally, and we may be unable to obtain further patent protection in the future. We have other pending patent applications in the United States and in other countries. We cannot ensure that:

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

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses that reduce our operating margins and/or prevent us from selling our products.*

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As we expand our product offerings in the data loss and security area where larger companies with large patent portfolios compete, the possibility of an intellectual property claim against us grows. We may receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights and trademarks. For example, on July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that we infringe a patent owned by Finjan. Any such claim, including Finjan’s claim, with or without merit, could result in costly litigation and distract management from day-to-day operations and may result in us deciding to enter into license agreements to avoid ongoing patent litigation costs. If we are not successful in defending such claims, we could be required to stop selling or redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers. Such arrangements may cause operating margins to decline.

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The volatility of our stock price and our results of operations may from time to time adversely affect our ability to recruit or retain employees. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Yet Purchased Under the Plans or Programs
April 1, 2010 to April 30, 2010	136,024	$23.55	12,627,547	3,372,453
May 1, 2010 to May 31, 2010	614,456	22.09	13,242,003	2,757,997
June 1, 2010 to June 30, 2010	156,545	20.50	13,398,548	2,601,452

Total	907,025	22.04	13,398,548	2,601,452

1.	The purchases were made in open-market transactions.
2.	In April 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. In August 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In July 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. In January 2010, our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 16 million shares. The remaining shares authorized for repurchase under our stock repurchase program as of June 30, 2010 was 2,601,452.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1	Eighth Amendment to Lease between Websense, Inc. and Creekside Property Holdings LLC, dated June 24, 2010.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to our Current Report on Form 8-K filed on June 19, 2009.
(2)	Filed as an exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: August 6, 2010	By:	/s/ GENE HODGES
Gene Hodges
Chief Executive Officer

Date: August 6, 2010	By:	/s/ ARTHUR S. LOCKE III
Arthur S. Locke III
Chief Financial Officer

EXHIBIT INDEX

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1	Eighth Amendment to Lease between Websense, Inc. and Creekside Property Holdings LLC, dated June 24, 2010.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to our Current Report on Form 8-K filed on June 19, 2009.
(2)	Filed as an exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.