Form 10-Q
period 2010-09-30
WEBSENSE INC
filed 2010-11-05
CIK 1098277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of October 29, 2010 was 41,762,816.

Websense, Inc.

Form 10-Q

For the Period Ended September 30, 2010

Part I – Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets

(Unaudited and in thousands)

	September 30, 2010	December 31, 2009
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$85,738	$82,862
Cash and cash equivalents – restricted	243	267
Accounts receivable, net	53,493	82,529
Income tax receivable/prepaid income tax	6,693	11,446
Current portion of deferred income taxes	38,578	36,538
Other current assets	13,673	11,461

Total current assets	198,418	225,103
Cash and cash equivalents – restricted, less current portion	420	167
Property and equipment, net	17,572	16,494
Intangible assets, net	47,691	67,563
Goodwill	372,445	372,445
Deferred income taxes, less current portion	12,007	11,795
Deposits and other assets	9,347	8,094

Total assets	$657,900	$701,661

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,552	$5,135
Accrued compensation and related benefits	20,802	21,953
Other accrued expenses	18,364	19,965
Current portion of income taxes payable	8,530	1,938
Current portion of senior secured term loan	12,328	12,429
Current portion of deferred tax liability	2,323	4,572
Current portion of deferred revenue	234,893	239,010

Total current liabilities	305,792	305,002
Other long term liabilities	2,210	1,298
Income taxes payable, less current portion	17,706	15,988
Senior secured term loan, less current portion	54,672	74,571
Deferred tax liability, less current portion	1,374	970
Deferred revenue, less current portion	134,538	141,102

Total liabilities	516,292	538,931
Stockholders’ equity:
Common stock	543	529
Additional paid-in capital	361,924	330,451
Treasury stock, at cost	(257,410)	(194,672)
Retained earnings	38,152	28,416
Accumulated other comprehensive loss	(1,601)	(1,994)

Total stockholders’ equity	141,608	162,730

Total liabilities and stockholders’ equity	$657,900	$701,661

See accompanying notes.

Websense, Inc.

Consolidated Statements of Operations

(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues	$84,748	$78,601	$246,388	$234,004
Cost of revenues	13,563	13,169	38,673	37,400

Gross profit	71,185	65,432	207,715	196,604
Operating expenses:
Selling and marketing	36,428	40,739	116,134	122,073
Research and development	13,186	13,696	40,957	39,147
General and administrative	9,161	9,734	27,479	30,894

Total operating expenses	58,775	64,169	184,570	192,114

Income from operations	12,410	1,263	23,145	4,490
Interest expense	(791)	(1,700)	(2,834)	(5,659)
Other (expense) income, net	(59)	184	(949)	612

Income (loss) before income taxes	11,560	(253)	19,362	(557)
Provision (benefit) for income taxes	5,779	1,672	9,626	(880)

Net income (loss)	$5,781	$(1,925)	$9,736	$323

Net income (loss) per share:
Basic net income (loss) per share	$0.14	$(0.04)	$0.23	$0.01

Diluted net income (loss) per share	$0.13	$(0.04)	$0.22	$0.01

Weighted average shares – basic	42,200	44,131	42,536	44,444

Weighted average shares – diluted	42,907	44,131	43,527	44,812

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

	Common stock		Additional	Treasury	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	paid-in capital	stock	earnings	loss	equity
Balance at December 31, 2009	43,410	$529	$330,451	$(194,672)	$28,416	$(1,994)	$162,730
Issuance of common stock upon exercise of options	742	7	12,210	0	0	0	12,217
Issuance of common stock for ESPP purchase	233	3	3,128	0	0	0	3,131
Issuance of common stock from restricted stock units, net	254	4	0	(2,740)	0	0	(2,736)
Share-based compensation expense	0	0	17,496	0	0	0	17,496
Tax shortfall from share-based compensation	0	0	(1,361)	0	0	0	(1,361)
Purchase of treasury stock	(2,906)	0	0	(59,998)	0	0	(59,998)
Other comprehensive income:
Net income	0	0	0	0	9,736	0	9,736
Net change in unrealized gain on derivative contracts, net of tax	0	0	0	0	0	393	393

Comprehensive income							10,129

Balance at September 30, 2010	41,733	$543	$361,924	$(257,410)	$38,152	$(1,601)	$141,608

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Operating activities:
Net income	$9,736	$323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,037	38,597
Share-based compensation	17,496	18,412
Deferred income taxes	(4,352)	(9,378)
Unrealized (gain) loss on foreign exchange	(14)	141
Excess tax benefit from share-based compensation	(1,220)	(200)
Changes in operating assets and liabilities:
Accounts receivable	30,939	23,388
Other assets	(3,863)	(2,330)
Accounts payable	2,914	139
Accrued compensation and related benefits	(1,577)	66
Other liabilities	(3,152)	(2,231)
Deferred revenue	(10,682)	(307)
Income taxes payable and receivable/prepaid	11,814	(2,788)

Net cash provided by operating activities	76,076	63,832

Investing activities:
Change in restricted cash and cash equivalents	(197)	747
Purchase of property and equipment	(6,162)	(9,159)

Net cash used in investing activities	(6,359)	(8,412)

Financing activities:
Principal payments on senior secured term loan	(20,000)	(26,000)
Principal payment on capital lease obligation	(532)	0
Proceeds from exercise of stock options	12,217	2,237
Proceeds from issuance of common stock for employee stock purchase plan	3,131	2,787
Excess tax benefit from share-based compensation	1,220	200
Tax payments related to restricted stock unit issuances	(2,736)	(322)
Purchase of treasury stock	(59,714)	(22,454)

Net cash used in financing activities	(66,414)	(43,552)

Effect of exchange rate changes on cash and cash equivalents	(427)	292
Increase in cash and cash equivalents	2,876	12,160
Cash and cash equivalents at beginning of period	82,862	64,096

Cash and cash equivalents at end of period	$85,738	$76,256

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$2,850	$12,885
Interest paid	$2,332	$4,748
Increase in other accrued expenses for purchase of treasury stock	$284	$47
Capital lease obligation incurred for a software license arrangement	$1,688	$0

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2009, included in Websense’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Potentially dilutive securities totaling approximately 6,188,000 and 9,090,000 shares for the three months ended September 30, 2010 and 2009, respectively, were excluded from the diluted EPS calculation because their exercise price was greater than the average market price of common shares and, therefore, the effect would be anti-dilutive. Potentially dilutive securities totaling 5,618,000 and 9,402,000 shares for the nine months ended September 30, 2010 and 2009, respectively, were excluded from the diluted EPS calculation because of their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
September 30, 2010:
Basic EPS	$5,781	42,200	$0.14
Effect of dilutive securities	—	707	(0.01)

Diluted EPS	$5,781	42,907	$0.13

September 30, 2009:
Basic EPS	$(1,925)	44,131	$(0.04)
Effect of dilutive securities	—	—	—

Diluted EPS	$(1,925)	44,131	$(0.04)

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

For the Nine Months Ended:
September 30, 2010:
Basic EPS	$9,736	42,536	$0.23
Effect of dilutive securities	—	991	(0.01)

Diluted EPS	$9,736	43,527	$0.22

September 30, 2009:
Basic EPS	$323	44,444	$0.01
Effect of dilutive securities	—	368	—

Diluted EPS	$323	44,812	$0.01

3. Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net income (loss)	$5,781	$(1,925)	$9,736	$323
Net change in unrealized gain on derivative contracts, net of tax of $80, $183, $255 and $658, respectively	152	273	393	1,005

Comprehensive income (loss)	$5,933	$(1,652)	$10,129	$1,328

The accumulated derivative unrealized (loss) gain, net of tax, on the Company’s derivative contracts included in “Accumulated other comprehensive loss” was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Beginning balance	$(128)	$(827)	$(369)	$(1,559)
Net change during the period	152	273	393	1,005

Ending balance	$24	$(554)	$24	$(554)

4. Intangible Assets

Intangible assets subject to amortization consisted of the following as of September 30, 2010 (in thousands):

	Remaining Weighted Average Life (years)	Cost	Accumulated Amortization	Net
Technology	2.4	$32,448	$(24,286)	$8,162
Customer relationships	5.1	129,200	(89,798)	39,402
Trade name	1.3	510	(383)	127

Total	4.6	$162,158	$(114,467)	$47,691

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

As of September 30, 2010, remaining amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2010	$6,612
2011	15,550
2012	8,329
2013	5,577
2014	4,545
Thereafter	7,078

Total	$47,691

5. Senior Secured Credit Facility

In October 2007, the Company entered into an amended and restated senior secured credit agreement, which was subsequently amended in December 2007, June 2008 and February 2010 (the “2007 Senior Credit Agreement”). The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. At September 30, 2010, the outstanding balance under the senior secured term loan was $67 million as a result of the Company making principal payments totaling $3 million in the three months ended September 30, 2010. The senior secured credit facility is secured by substantially all of the assets of the Company, including pledges of stock of certain of its subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by the Company’s domestic subsidiaries. The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon the Company’s total leverage ratio, as defined in the 2007 Senior Credit Agreement. Based on the total leverage ratio as of June 30, 2010, the spread on the senior secured term loan was LIBOR plus 225 basis points per annum and the fee for the unused portion of the revolving credit facility was 25 basis points per annum during the quarter ended September 30, 2010. The weighted average interest rate on the senior secured term loan at September 30, 2010 was 2.5%. The 2007 Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Among the negative covenants are restrictions on the Company’s ability to borrow money, including restrictions on (a) the incurrence of more than $15 million of new debt, including capital leases (subject to certain exceptions), (b) the incurrence of more than $7.5 million in letters of credit, (c) the incurrence of more than $50 to $75 million of new debt, depending on the Company’s leverage ratio, to finance future acquisitions or (d) the assumption of more than $15 million of new debt in connection with acquisitions. Also, the Company is not permitted to pay cash dividends under the terms of the 2007 Senior Credit Agreement.

As of September 30, 2010, future remaining minimum principal payments under the senior secured term loan are as follows (in thousands):

Years Ending December 31,
2010	$2,680
2011	12,864
2012	51,456

Total	$67,000

On October 22, 2010, the Company entered into a new credit agreement intended to replace the 2007 Senior Credit Agreement, with more extended principal repayment terms and overall terms and conditions that are more favorable to the Company. On October 29, 2010, the Company repaid the term loan and retired the 2007 Senior Credit Agreement (See Note 11. Subsequent Events).

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

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Israeli Shekel contracts designated as cash flow hedges	$—	$33	$—	$33
Liabilities:
Currency forward contracts not designated as hedges	—	303	—	303

(1) –	quoted prices in active markets for identical assets or liabilities
(2) –	observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) –	no observable pricing inputs in the market

Included in Other assets and in Other accrued expenses are derivative contracts, comprised of currency forward contracts, that are valued using models based on readily observable market parameters for all substantial terms of the Company’s derivative contracts and thus are classified within Level 2.

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

The 2007 Senior Credit Agreement provides that the Company must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years from the initial funding date of October 11, 2007, however, on October 29, 2010, the Company retired the 2007 Senior Credit Agreement using the proceeds from the Company’s new senior credit facility (See Note 11. Subsequent Events), and the new facility does not require the Company to maintain any hedge agreements. On the initial funding date of the 2007 Senior Credit Agreement, the Company entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The notional amount of the swap agreement was $11 million during the quarter ended September 30, 2010 and the swap agreement expired on September 30, 2010. In addition, on October 11, 2007 the Company entered into an interest rate cap agreement to limit the maximum interest rate on a portion of its senior secured term loan to 6.5% per annum. The amount of principal protected by this agreement was $74.3 million during the quarter ended September 30, 2010 and the cap agreement expired on September 30, 2010.

During the nine months ended September 30, 2010 and 2009, the Company utilized Euro, British Pound and Australian Dollar foreign currency forward contracts to hedge anticipated foreign currency denominated net monetary assets. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. The gains (losses) related to the contracts designated as fair value hedges are included in other (expense) income, net, in the accompanying consolidated statements of operations and amounted to approximately $(806,000) and $(255,000) for the three months ended September 30, 2010 and 2009, respectively, and $358,000 and $277,000 for the nine months ended September 30, 2010 and 2009, respectively. All of the fair value hedging contracts in place as of September 30, 2010 will be settled before February 2011.

During the nine months ended September 30, 2010 and 2009, the Company utilized Israeli Shekel forward contracts to hedge anticipated operating expenses. All such contracts entered into were designated as cash flow hedges and were considered effective. None of the contracts were terminated prior to settlement. Net realized gains (losses) of $(18,000) and $61,000 during the three months ended September 30, 2010 and 2009, respectively and $(33,000) and $54,000 during the nine months ended September 30, 2010 and 2009, respectively related to the contracts designated as cash flow hedges are included in the respective operating categories for which the Company hedges its Israeli Shekel expenditures. All of the Israeli Shekel hedging contracts in place as of September 30, 2010 will be settled before January 2011.

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Notional and fair values of the Company’s foreign currency hedging positions at September 30, 2010 and 2009 are presented in the table below (in thousands):

	September 30, 2010			September 30, 2009
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro	2,000	$2,523	$2,727	4,500	$6,513	$6,588
British Pound	2,250	3,518	3,535	2,000	3,216	3,196
Australian Dollar	1,000	885	967	2,000	1,703	1,754

Total		$6,926	$7,229		$11,432	$11,538

Cash Flow Hedges
Israel Shekel	4,500	$1,195	$1,228	3,750	$897	$996

The effects of derivative instruments on the Company’s financial statements were as follows as of September 30, 2010 and 2009 and for the three and nine months then ended (in thousands). There was no ineffective portion nor was any amount excluded from effectiveness testing during any of the periods presented below.

	Fair Value of Derivative Instruments		Fair Value of Derivative Instruments
	September 30, 2010		September 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency contracts designated as cash flow hedges	Other assets	$33	Other assets	$99
Interest rate swap contracts designated as cash flow hedges	Other accrued expenses	—	Other accrued expenses	(1,040)

Total derivatives designated as hedges		$33		$(941)
Currency forward contracts not designated as hedges	Other accrued expenses	$(303)	Other accrued expenses	$(106)

Total derivatives		$(270)		$(1,047)

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)				Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009		2010	2009	2010	2009
Interest rate swap contracts	$119	$465	$614	$1,569	Interest expense	$(121)	$(587)	$(625)	$(1,864)
Currency contracts	111	(5)	33	95	R&D	(18)	61	(33)	54

Total	$230	$460	$647	$1,664		$(139)	$(526)	$(658)	$(1,810)

	Location and Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedges			Three Months Ended September 30,		Nine Months Ended September 30,
			2010	2009	2010	2009
Currency forward contracts	Other	(expense) income, net	$(806)	$(255)	$358	$277

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Fair Value Measurements on a Nonrecurring Basis

During the three and nine months ended September 30, 2010, the Company did not re-measure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (e.g., goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination). As of September 30, 2010, the Company’s senior secured term loan, with a carrying value of $67.0 million, had an estimated fair value of $67.5 million which the Company determined using a discounted cash flow model with a discount rate of 2.0% which represents the Company’s estimated incremental borrowing rate.

7. Stockholders’ Equity

Share-Based Compensation

Employee Stock Plans

The following table summarizes the Company’s restricted stock unit activity since December 31, 2009:

Number of Shares
Balance at December 31, 2009	1,203,403
Granted	841,022
Released	(395,843)
Cancelled	(167,076)

Balance at September 30, 2010	1,481,506

The following table summarizes the Company’s stock option activity since December 31, 2009:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2009	9,775,678	$21.85
Granted	316,000	20.27
Exercised	(742,050)	16.46
Cancelled	(992,904)	22.21

Balance at September 30, 2010	8,356,724	22.22

The results of operations for the three and nine months ended September 30, 2010 and 2009 include share-based compensation expense in the following expense categories of the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Share-based compensation in:
Cost of revenues	$294	$345	$990	$1,012

Total share-based compensation in cost of revenues	294	345	990	1,012
Selling and marketing	1,569	1,951	5,449	5,933
Research and development	1,126	1,376	4,135	3,804
General and administrative	1,794	2,483	6,922	7,663

Total share-based compensation in operating expenses	4,489	5,810	16,506	17,400

Total share-based compensation	$4,783	$6,155	$17,496	$18,412

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The Company used the following assumptions to estimate the fair value of the stock options granted:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Average expected life (years)	3.4	3.3	3.4	3.1
Average expected volatility factor	42.6%	46.3%	42.4%	45.5%
Average risk-free interest rate	0.9%	1.7%	1.4%	1.4%
Average expected dividend yield	—	—	—	—

Treasury Stock

The Company repurchased shares of its common stock during the first nine months of 2010 as follows:

	Shares	Average Price Per Share
Shares repurchased through December 31, 2009	11,534,024	$19.50
Shares repurchased during the nine months ended September 30, 2010	2,906,206	20.63

Total shares repurchased through September 30, 2010	14,440,230	19.73

The remaining number of shares authorized for repurchase under the Company’s stock repurchase program as of September 30, 2010 was 1,559,770 shares. As of October 26, 2010, the Company increased the number of shares authorized for repurchase under the program by 8,000,000 shares. As of October 29, 2010 the Company retired the 2007 Senior Credit Agreement using the proceeds from the Company’s new senior credit facility (See Note 11. Subsequent Events). The new facility does not prohibit repurchases by the Company of its common stock so long as it is not in default under the new facility, has complied with all of its financial covenants, and has liquidity, as defined in the new senior credit facility, of at least $20 million; provided, however, if, after giving effect to any repurchase, the Company’s consolidated leverage ratio is greater than 1.75:1; such repurchases cannot exceed $10 million in the aggregate in any fiscal year.

8. Tax Matters

For the three months ended September 30, 2010, the Company recognized an income tax expense of $5.8 million which represented an effective tax rate of 50.0%. For the nine months ended September 30, 2010, the Company recognized an income tax expense of $9.6 million which represented an effective tax rate of 49.7%. The effective tax rate variances from the statutory rates for these periods was primarily related to an increase in the valuation allowance for net operating losses of one of the Company’s subsidiaries in the United Kingdom, the unfavorable impact on deferred tax amounts resulting from a California law change, foreign withholding taxes and non-deductible share-based payments, which offset the benefit of income taxed at lower rates in foreign jurisdictions.

The Company and its subsidiaries file tax returns which are routinely examined by tax authorities in the U.S. and in various state and foreign jurisdictions. The Company is currently under examination by the respective tax authorities for tax years 2005 to 2008 in the United States, for 2006 to 2007 in the United Kingdom and for 2006 to 2008 in Israel. The Company has various other on-going audits in various stages of completion. In general, the tax years 2005 through 2009 could be subject to examination by U.S. federal and most state tax authorities.

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

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

9. Litigation

On July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that the Company’s making, using, importing, selling and/or offering for sale Websense Web Filter, Websense Web Security and Websense Web Security Gateway infringes U.S. Patent No. 6,092,194 (“194 Patent”). Finjan, Inc. seeks an injunction from further infringement of the 194 Patent and damages. The Company denies infringing any valid claims of the 194 Patent and intends to vigorously defend the lawsuit.

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

11. Subsequent Events

As of October 26, 2010, the Company increased the number of shares authorized for repurchase under its stock repurchase program by 8,000,000 shares.

On October 22, 2010, the Company entered into a new credit agreement with a syndicate of lenders led by Bank of America, N.A., and arranged by Banc of America Securities LLC and KeyBank National Association (the “New Credit Agreement”). The New Credit Agreement was intended to replace the 2007 Senior Credit Agreement, with more extended principal repayment terms and overall terms and conditions that are more favorable to the Company. The New Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and a $5 million sublimit for swing line loans. The Company may increase the maximum aggregate commitment under the New Credit Agreement up to $200 million if certain conditions are satisfied, including that the Company is not in default under the New Credit Agreement at the time of the increase and that the Company obtains the commitment of the lenders participating in the increase. Loans under the New Credit Agreement are designated at the Company’s election as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to the highest of (i) the federal funds rate plus 0.5%, (ii) the Eurodollar rate plus 1.00%, and (iii) Bank of America’s prime rate, in each case plus a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate, plus (ii) a margin set forth below.

Websense, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The applicable margins until the date that the Company files its Form 10-K for the fiscal year ended December 31, 2010, are 0.75% for base rate loans and 1.75% for Eurodollar rate loans. Thereafter the applicable margins are determined by reference to the Company’s leverage ratio, as set forth in the table below:

Consolidated Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans
<1.25:1.0	1.75%	0.75%
>1.25:1.0	2.00%	1.00%

For each commercial Letter of Credit, the Company must pay a fee equal to 0.125% per annum times the daily amount available to be drawn under such Letter of Credit and, for each standby Letter of Credit, the Company must pay a fee equal to the applicable margin for Eurodollar rate loans times the daily amount available to be drawn under such Letter of Credit. A quarterly commitment fee is payable to the lenders in an amount equal to the unused portion of the credit facility multiplied by 0.25%.

Indebtedness under the New Credit Agreement is secured by substantially all of the assets of the Company, including pledges of stock of certain of its subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by the Company’s first-tier domestic subsidiaries. The New Credit Agreement contains affirmative and negative covenants, including an obligation to maintain a certain consolidated leverage ratio and consolidated interest coverage ratio and restrictions on, the Company’s ability to borrow money, to incur liens, to enter into mergers and acquisitions, to make dispositions, to pay cash dividends or repurchase capital stock, and to make investments, subject to certain exceptions. For example, the Credit Agreement permits the Company to repurchase its securities so long as it is not in default under the New Credit Agreement, has complied with all of its financial covenants, and has liquidity of at least $20 million; provided, however, if, after giving effect to any repurchase, the Company’s leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10 million in the aggregate in any fiscal year. The New Credit Agreement does not require the Company to use excess cash to pay down debt.

The New Credit Agreement provides for acceleration of the Company’s obligations thereunder upon certain events of default. The events of default include, without limitation, failure to pay loan amounts when due, any material inaccuracy in the Company’s representations and warranties, failure to observe covenants, defaults on any other indebtedness, entering bankruptcy, existence of a judgment or decree against the Company or its subsidiaries involving an aggregate liability of $10 million or more, the security interest or guarantee ceasing to be in full force and effect, any person becoming the beneficial owner of more than 35% of the Company’s outstanding common stock, or the Company’s board of directors ceasing to consist of a majority of Continuing Directors, where “Continuing Directors” means the members of the Company’s board of directors on the effective date of the New Credit Agreement and each other director nominated for election to the Company’s board of directors by at least a majority of the Continuing Directors.

On October 29, 2010, the Company received an advance of $67 million under the revolving credit facility and used the entire proceeds to pay off the Company’s existing term loan under the 2007 Senior Credit Agreement. $53 million of the revolving credit facility remains unused, and the Company has not requested any letters of credit under the New Credit Agreement. In connection with the pay off of the existing term loan under the 2007 Senior Credit Agreement, the Company has written off the remaining unamortized deferred financing fees of approximately $0.8 million in October 2010.

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

During the three and nine months ended September 30, 2010, we derived 50% and 51%, respectively, of our revenue from international sales compared to 49% and 50% during the three and nine months ended September 30, 2009, respectively. The United Kingdom comprised 12% and 13% of our total revenue in the three and nine months ended September 30, 2010, respectively, compared to 14% and 15% of our total revenue in the three and nine months ended September 30, 2009, respectively.

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

We sell subscriptions to our products, generally in 12, 24 or 36 month contract durations, which are for a fixed number of seats or devices. As described elsewhere in this report, we generally recognize revenue from subscriptions to our products, including our appliances and our add-on modules, on a daily straight-line basis commencing on the day the term of the subscription begins, over the term of the subscription agreement. We recognize revenue associated with OEM contracts ratably over the contractual period for which we are obligated to provide our services. We generally recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract and are fully expensed in the first period the product and/or key is delivered. Our operating expenses in the first nine months of 2010 decreased compared to the first nine months of 2009, primarily due to a reduction in the amortization of acquired intangible assets offset by our increased headcount and increased amortization of deferred costs associated with the sale of our appliance products. Our increase in headcount compared to the first nine months of 2009 was primarily due to the expansion of our product research and development.

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

Revenue Recognition. When a purchase decision is made for our products, including our appliance products, customers enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and is for a fixed number of seats or devices. Other services such as upgrades/enhancements and standard post-contract technical support services are sold together with our product subscription and provided throughout the subscription term. We recognize revenue, including our appliance product revenue, on a daily straight-line basis, commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver access codes to users, and in the case of our appliance product we ship the product with our software pre-installed on the product, and then promptly invoice customers for the full amount of their order. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. When we enter into a subscription agreement that is denominated and paid in a currency other than U.S. dollars, we record the subscription billing and deferred revenue in U.S. dollars based upon the currency exchange rate in effect on the last day of the previous month before the subscription agreement is effective. Changes in currency rates relative to the U.S. dollar may have a significant impact on the revenue that we will recognize under contracts that are denominated in currencies other than U.S. dollars. To the extent we sell appliances to customers who have already purchased appliance products with pre-installed software, we may recognize the entire revenue for the sale of the additional equipment not tied to a subscription upon shipment.

For our OEM contracts, we grant our OEM customers the right to incorporate our products into their products for resale to end users. The OEM customer generally pays us a royalty fee for each resale of our product to an end user over a specified period of time. We recognize revenue associated with the OEM contracts ratably over the contractual period for which we are obligated to provide our services. The timing of the OEM revenue recognition will vary for each OEM depending on the information available, such as underlying end user subscription periods, to determine the contractual obligation period. To the extent we provide any custom software and engineering services in connection with an OEM arrangement we defer recognition of all revenue until acceptance of the custom software.

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

At September 30, 2010, there was $41.6 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of approximately 2.0 years.

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

During the first quarter of 2010, we were informed by the IRS that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter which outlined all of their proposed audit adjustments and requires us to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. We disagree with all of the proposed adjustments and have submitted a formal protest to the IRS for each matter. The IRS has acknowledged the receipt of our protest and we are now awaiting an appointment with the IRS Appeals Office. We intend to continue to defend our position on all of these matters, including through litigation if required. The timing of the ultimate resolution of these matters cannot be reasonably estimated at this time.

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

Results of Operations

Three months ended September 30, 2010 compared with the three months ended September 30, 2009

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended
	September 30, 2010	September 30, 2009
	(Unaudited)
Revenues	100%	100%
Cost of revenues	16	17

Gross profit	84	83
Operating expenses:
Selling and marketing	43	52
Research and development	15	17
General and administrative	11	12

Total operating expenses	69	81

Income from operations	15	2
Interest expense	(1)	(2)
Other (expense) income, net	—	—

Income (loss) before income taxes	14	—
Provision for income taxes	7	2

Net income (loss)	7%	(2)%

Revenues

Revenues increased to $84.7 million in the third quarter of 2010 from $78.6 million in the third quarter of 2009. The increase was primarily a result of incremental sales, which include new customers and upgrades to existing customers, including increased sales of Web Security and Web Security Gateway products pre-installed on appliances from the third quarter of 2009 to the third quarter of 2010. Revenue from products sold in the United States accounted for $42.1 million or 50% of third quarter 2010 revenue compared to $39.7 million or 51% in the third quarter of 2009. Revenue from products sold internationally accounted for $42.6 million or 50% of third quarter 2010 revenue compared to $38.9 million or 49% in the third quarter of 2009. We had current deferred revenue (defined as revenue that will be recognized within the next 12 months) of $234.9 million as of September 30, 2010, compared to $218.6 million as of September 30, 2009. For the remainder of 2010, we expect our revenue to increase over 2009 revenue levels due to the amount of current deferred revenue that will be recognized as revenue in the fourth quarter of 2010, subscriptions that are scheduled for renewal that are expected to be renewed and upgraded and expected new business for which some revenue will be recognized during 2010. Our revenue is impacted by the duration of contracts for renewal and new subscriptions, the timing of sales of renewal and new subscriptions, the average annual contract value and per seat price, and the effect of currency exchange rates on new and renewal subscriptions in international markets.

Cost of Revenues

Cost of revenues. Cost of revenues consists of the costs of Web content review, amortization of acquired technology, amortization of deferred costs associated with the sale of our appliance products, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our hosted security services. Cost of revenues increased to $13.6 million in the third quarter of 2010 from $13.2 million in the third quarter of 2009. The $0.4 million increase was primarily due to increased cost of sales related to our Websense appliances of $1.5 million offset by decreased amortization of acquired technology of $1.0 million and decreased personnel costs of $0.1 million. Amortization of acquired technology was $2.2 million in the third quarter of 2010 compared to $3.2 million in the third quarter of 2009. The decrease of $1.0 million in amortization of acquired technology was primarily due to certain acquired technology being fully amortized in 2009. As of September 30, 2010, the acquired technology is being amortized over a remaining weighted average period of 2.4 years. Our full-time employee headcount in cost of revenue departments decreased from an average of 264 employees during the third quarter of 2009 to an average of 260 employees during the third quarter of 2010. We allocate the costs for human resources, employee benefits, payroll taxes, information technology, facilities and fixed asset depreciation to each of our functional areas based on headcount data. As a percentage of revenue, cost of revenues was 16% during the third quarter of 2010 compared to 17% during the third quarter of 2009. We expect cost of revenues will increase in absolute dollars and as a percentage of revenues primarily due to increased sales of our appliance products for the remainder of 2010 as compared to 2009.

Gross Profit

Gross profit increased to $71.2 million in the third quarter of 2010 from $65.4 million in the third quarter of 2009 primarily as a result of increased revenue. As a percentage of revenue, gross profit was 84% in the third quarter of 2010 compared to 83% in third quarter of 2009. We expect that gross profit as a percentage of revenue will remain in excess of 80% in the fourth quarter.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, including costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships as well as allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates as those are recorded as an offset to revenue. Selling and marketing expenses were $36.4 million, or 43% of revenue, in the third quarter of 2010, compared to $40.7 million, or 52% of revenue, in the third quarter of 2009. The $4.3 million decrease in total selling and marketing expenses was primarily due to a reduction in the amortization of acquired intangibles (customer relationships) of approximately $2.2 million, a reduction in personnel costs of $1.4 million and decreased allocated costs of $0.4 million. As of September 30, 2010, the acquired customer relationships intangible assets are being amortized over a remaining weighted average period of approximately 5.1 years. Our headcount in sales and marketing decreased from an average of 610 employees during the third quarter of 2009 to an average of 580 employees for the third quarter of 2010 and headcount is expected to remain relatively flat for the remainder of 2010. We expect overall selling and marketing expenses to decrease in absolute dollars and as a percentage of revenue for the remainder of 2010 as compared to 2009 primarily due to a reduction of amortization of acquired intangibles from the SurfControl acquisition. Based on the existing sales and marketing related intangible assets as of September 30, 2010, we expect amortization of acquired intangibles of $4.4 million for the fourth quarter which would be a reduction of approximately $2.2 million from the fourth quarter of 2009.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses decreased to $13.2 million, or 15% of revenue, in the third quarter of 2010 from $13.7 million, or 17% of revenue, in the third quarter of 2009. The decrease of $0.5 million in research and development expenses was primarily due to a decrease in allocated costs of $0.3 million and decreased personnel costs of $0.2 million. Although our headcount increased in research and development from an average of 422 employees for the third quarter of 2009 to an average of 456 employees for the third quarter of 2010, our personnel costs decreased slightly due to currency exchange rate fluctuations and a reduction in temporary contractors. While we expect research and development expenses to be relatively flat for the fourth quarter of 2010 as compared to 2009, we expect research and development expenses as a percentage of revenues will decrease in 2010 compared to 2009 due to the expected increase in revenues. We have managed the increase in our research and development expenses by operating research and development facilities in multiple international locations, including a facility in Beijing, China, that have lower costs than do our operations in the United States. We also have research and development facilities in Ra’anana, Israel, Los Gatos and San Diego, California and Reading, England.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and administrative personnel, third party professional service fees and allocated costs. General and administrative expenses decreased to $9.2 million, or 11% of revenue, in the third quarter of 2010 from $9.7 million, or 12% of revenue, in the third quarter of 2009. The $0.5 million decrease in general and administrative expenses was primarily due to decreased personnel costs of $0.8 million and reduced allocated costs of $0.2 million offset by an increase in third party professional service fees of $0.6 million. Our headcount decreased in general and administrative departments from an average of 122 employees during the third quarter of 2009 to an average of 114 employees for the third quarter of 2010. We expect general and administrative expenses to increase slightly in absolute dollars due to costs related to supporting our expanding global business, but remain relatively flat as a percentage of revenue for the remainder of 2010 as compared to 2009 due to the expected increase in revenue.

Interest Expense

Interest expense decreased to $0.8 million in the third quarter of 2010 from $1.7 million in the third quarter of 2009. The decrease was primarily due to a lower average outstanding loan balance on our senior secured term loan of $69 million during the third quarter of 2010 compared to an average loan balance of $105 million during the third quarter of 2009. In addition, the effective interest rate was lower in the third quarter of 2010 compared to 2009 primarily due to the reduction in the notional amount of principal subject to the fixed rate swap agreement. Included in the interest expense for the third quarter of 2010 and 2009 is $0.1 million and

$0.3 million, respectively, of amortization of deferred financing fees that were capitalized as part of the senior secured credit facility. We made principal payments on the senior secured term loan totaling $3.0 million and $11.0 million during the third quarter of 2010 and 2009, respectively. As a result of reductions in the LIBOR interest rate and reductions in the notional amount of principal subject to the fixed rate swap agreement, our weighted average interest rate decreased from 4.35% at September 30, 2009 to 2.51% at September 30, 2010. Interest expense should decline in the remaining quarter of 2010 as compared to 2009 due to the lower outstanding principal amount and the expected lower marginal interest rate from the expiration of the swap agreement on September 30, 2010. In connection with the pay off of the existing term loan under the 2007 Senior Credit Agreement (see Note 11 to the financial statements), we have written off the remaining unamortized deferred financing fees of approximately $0.8 million in October 2010.

Other (Expense) Income, Net

Other (expense) income, net went from a net other income of $0.2 million in the third quarter of 2009 to a net other expense of $59,000 in the third quarter of 2010. The change was due primarily to foreign exchange related losses of $0.1 million in the third quarter of 2010 compared to gains of $0.1 million in the third quarter of 2009 due to movements in the currency exchange rates during the third quarter of 2010 and 2009.

Provision for Income Taxes

For the three months ended September 30, 2010 we recognized an income tax expense of $5.8 million compared to $1.7 million for the three months ended September 30, 2009. The effective tax rates reflect a tax expense of approximately 50.0% for the three months ended September 30, 2010 and approximately 660% for the three months ended September 30, 2009. For the third quarter of 2010, the effective tax rate variance from the statutory rate was primarily related to an increase in the valuation allowance for net operating losses of one of our subsidiaries in the United Kingdom, the unfavorable impact on deferred tax amounts resulting from a California law change, foreign withholding taxes and non-deductible share-based payments, which offset the benefit of income taxed at lower rates in foreign jurisdictions. For the third quarter of 2009, the effective tax rate variance from the statutory rate was primarily related to non-deductible items, including certain share-based payments and an increase in the valuation allowance related to net operating losses of one of our subsidiaries in the United Kingdom which offset the favorable settlement of foreign taxes accrued from prior years.

Our effective tax rate may change in future periods due to differences in the composition of taxable income between domestic and international operations along with the potential changes or interpretations in tax rules and legislation, or corresponding accounting rules.

We assess, on a quarterly basis, the ultimate realization of our deferred income tax assets. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items during the third quarter of 2010, we believe that it is more likely than not that we will fully realize the balance of the deferred tax assets currently reflected on our consolidated balance sheet.

Nine months ended September 30, 2010 compared with the nine months ended September 30, 2009

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(Unaudited)
Revenues	100%	100%
Cost of revenues	16	16

Gross profit	84	84
Operating expenses:
Selling and marketing	47	52
Research and development	17	17
General and administrative	11	13

Total operating expenses	75	82

Income from operations	9	2
Interest expense	(1)	(2)
Other (expense) income, net	—	—

Income (loss) before income taxes	8	—
Provision (benefit) for income taxes	4	—

Net income	4%	—%

Revenues

Revenues increased to $246.4 million in the first nine months of 2010 from $234.0 million in the first nine months of 2009. The increase was primarily a result of incremental sales, which include new customers and upgrades to existing customers, including increased sales of Web Security and Web Security Gateway products pre-installed on appliances from the first nine months of 2009 to the first nine months of 2010. Revenue from products sold in the United States accounted for $121.8 million or 49% of the first nine months of 2010 revenue compared to $116.0 million or 50% of the first nine months of 2009. Revenue from products sold internationally accounted for $124.6 million or 51% of the first nine months of 2010 revenue compared to $118.0 million or 50% in the first nine months of 2009.

Cost of Revenues

Cost of revenues. Cost of revenues increased to $38.7 million in the first nine months of 2010 from $37.4 million in the first nine months of 2009. The $1.3 million increase was primarily due to increased cost of sales related to our Websense appliances of $3.6 million, increased personnel costs of $0.4 million and increased allocated costs of $0.2 million offset by a $3.0 million reduction in amortization of acquired technology from the first nine months of 2009 to the first nine months of 2010 which was primarily due to certain acquired technology being fully amortized in 2009. Our headcount in cost of revenue departments increased from an average of 252 employees during the first nine months of 2009 to an average of 268 employees during the first nine months of 2010.

Gross Profit

Gross profit increased to $207.7 million in the first nine months of 2010 from $196.6 million in the first nine months of 2009. As a percentage of revenues, gross profit was 84% in the first nine months of both 2010 and 2009 primarily due to the increased revenue described in the above Revenues section.

Operating Expenses

Selling and marketing. Selling and marketing expenses decreased to $116.1 million, or 47% of revenues, in the first nine months of 2010, from $122.1 million, or 52% of revenues, in the first nine months of 2009. The $6.0 million decrease was primarily due to a reduction in the amortization of acquired intangibles (customer relationships) of approximately $6.6 million and decreased allocated costs of $0.5 million offset by increased personnel costs of $1.0 million. Our headcount in sales and marketing decreased slightly from an average of 595 employees during the first nine months of 2009 to an average of 589 employees during the first nine months of 2010. The increased personnel costs was primarily due to higher sales commissions in the first nine months of 2010 compared to the first nine months of 2009.

Research and development. Research and development expenses increased to $41.0 million, or 17% of revenue, in the first nine months of 2010 from $39.1 million, or 17% of revenue, in the first nine months of 2009. The increase of $1.9 million in research and development expenses was primarily due to increased personnel costs of $2.3 million offset by decreased allocated costs of $0.5 million. Our headcount increased in research and development from an average of 403 employees during the first nine months of 2009 to an average of 447 employees during the first nine months of 2010.

General and administrative. General and administrative expenses decreased to $27.5 million, or 11% of revenue, in the first nine months of 2010 from $30.9 million, or 13% of revenue, in the first nine months of 2009. The $3.4 million decrease in general and administrative expenses was primarily due to a reduction in third party professional service fees of $1.5 million, reduced allocated costs of $1.0 million and decreased personnel costs of $0.6 million. Our headcount in general and administrative departments decreased from an average of 122 employees during the first nine months of 2009 to an average of 115 employees during the first nine months of 2010.

Interest Expense

Interest expense decreased to $2.8 million in the first nine months of 2010 from $5.7 million in the first nine months of 2009. The decrease was primarily due to a lower average outstanding balance on our senior secured term loan of $75 million during the first nine months of 2010 compared to an average loan balance of $111 million during the first nine months of 2009. In addition, the effective interest rate was lower in the first nine months of 2010 compared to 2009 primarily due to the reduction in the notional amount of principal subject to the fixed rate swap agreement. Included in the interest expense for the first nine months of 2010 and 2009 is $0.6 million and $0.9 million, respectively, of amortization of deferred financing fees that were capitalized as part of the senior secured credit facility. We made principal payments on the senior secured term loan totaling $20 million and $26 million during the first nine months of 2010 and 2009, respectively.

Other (Expense) Income, Net

Other (expense) income, net decreased to a net other expense of $0.9 million in the first nine months of 2010 from a net other income of $0.6 million in the first nine months of 2009. The change was due primarily to foreign exchange related losses of $1.1 million in the first nine months of 2010 compared to gains of $0.4 million in the first nine months of 2009 due to movements in the currency exchange rates during those respective periods of 2010 and 2009.

Provision for Income Taxes

We recognized an income tax expense of $9.6 million and an income tax benefit of $0.9 million for the nine months ended September 30, 2010 and 2009, respectively. Our effective tax rates were a tax provision of 49.7% and a tax benefit of approximately 158% for the nine months ended September 30, 2010 and 2009, respectively. For the first nine months of 2010, the effective tax rate variance from the statutory rate was primarily related to an increase in the valuation allowance for net operating losses of one of our subsidiaries in the United Kingdom, the unfavorable impact on deferred tax amounts resulting from a California law change, foreign withholding taxes and non-deductible share-based payments, which offset the benefit of income taxed at lower rates in foreign jurisdictions. For the first nine months of 2009, the effective tax rate variance from the statutory rate was primarily related to the favorable settlement of foreign taxes accrued from prior years which was partially offset by non-deductible items, including certain share-based payments and an increase in the valuation allowance related to net operating losses of one of our subsidiaries in the United Kingdom.

Liquidity and Capital Resources

Cash Flow Activity. As of September 30, 2010, we had cash and cash equivalents of $85.7 million and retained earnings of $38.2 million. During the first nine months of 2010, we used our cash and cash equivalents primarily to pay down $20 million on our senior secured term loan as principal payments and for stock repurchases of approximately $60 million.

Net cash provided by operating activities was $76.1 million in the first nine months of 2010 compared with $63.8 million in the first nine months of 2009. The $12.3 million increase in cash provided by operating activities was primarily due to increased cash collections from our customers and lower net cash taxes paid in the first nine months of 2010 compared to 2009. Our operating cash flow is significantly influenced by new and renewal subscriptions, including average duration of the subscriptions, accounts receivable collections and cash expenses. A decrease in sales of new and/or renewal subscriptions, shortening in average duration of the subscriptions, decrease in accounts receivable collections, or an increase in our cash expenses, would negatively impact our operating cash flow.

Net cash used in investing activities was $6.4 million in the first nine months of 2010 compared with $8.4 million in the first nine months of 2009. The $2.0 million decrease in net cash used in investing activities was due to a $3.0 million reduction in the purchases of property and equipment primarily due to the completion of the build out of our facilities in Ireland and China during 2009, offset by an approximate $1.0 million change in restricted cash and cash equivalents.

Net cash used in financing activities was $66.4 million in the first nine months of 2010 compared with $43.6 million in the first nine months of 2009. The $22.8 million increase in net cash used in financing activities was primarily due to an increase in stock repurchases of $37.3 million and tax payments related to restricted stock unit issuances of $2.4 million offset by a decrease in principal payments on the senior secured term loan of $6.0 million in the first nine months of 2010 compared to the first nine months of 2009 and increased proceeds from exercises of stock options and issuance of common stock under the employee stock purchase plan of $10.3 million.

In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. Depending on market conditions and other factors, purchases by our agent under a stock repurchase program established by our Board of Directors may be commenced or suspended at any time, or from time to time, without prior notice to us. During the nine months ended September 30, 2010, we repurchased 2,906,206 shares of our common stock for an aggregate of approximately $60.0 million at an average price of $20.63 per share. As of September 30, 2010, we have repurchased a total of 14,440,230 shares of our common stock under this program, for an aggregate of $284.9 million at an average price of $19.73 per share. As of September 30, 2010, the remaining number of shares that we can purchase under this program was 1,559,770 shares, and, on October 26, 2010, we increased the number of shares authorized for repurchase under the program by 8,000,000 shares. We intend to continue to repurchase shares during the remainder of 2010.

During the first quarter of 2010, the IRS issued us a 30-day letter which outlined proposed audit adjustments that would result in an additional amount of tax totaling approximately $19.0 million. The proposed adjustments relate primarily to the cost sharing arrangement between us and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. We disagree with all of the proposed adjustments and have submitted a formal protest to the IRS for each matter; however, if these matters are not resolved in our favor, the additional tax payments would decrease the amount of cash available to us.

Capital Resources. In October 2007, we entered into the 2007 Senior Credit Agreement. The $225 million senior secured credit facility consists of a five year $210 million senior secured term loan and a $15 million revolving credit facility. The senior secured term loan was fully funded on October 11, 2007, and the revolving line of credit remains unused. At September 30, 2010, the outstanding balance under our senior secured term loan was $67 million as a result of making principal payments totaling $20 million during the first nine months of 2010. The senior secured credit facility is secured by substantially all of our assets, including pledges of stock of certain of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. The senior secured term loan bears interest at a spread above LIBOR with the spread determined based upon our total leverage ratio, as defined in the 2007 Senior Credit Agreement. Based on the total leverage ratio as of June 30, 2010, the spread on the senior secured term loan was LIBOR plus 225 basis points per annum and the fee for the unused portion of the revolving credit facility was 25 basis points per annum during the quarter ended September 30, 2010. The weighted average interest rate on the senior secured term loan at September 30, 2010 was 2.5%.

The 2007 Senior Credit Agreement contains financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, as well as affirmative and negative covenants. Among the negative covenants are restrictions on our ability to borrow money, including restrictions on (a) the incurrence of more than $15 million of new debt, including capital leases (subject to certain exceptions), (b) the incurrence of more than $7.5 million in letters of credit, (c) the incurrence of more than $50 to $75 million of new debt, depending on our leverage ratio, to finance future acquisitions or (d) the assumption of more than $15 million of new debt in connection with one or more acquisitions.

The 2007 Senior Credit Agreement provides that we must maintain hedge agreements so that at least 50% of the aggregate principal amount of the senior secured credit facility is subject to fixed interest rate protection for a period of not less than 2.5 years from the initial funding date of October 11, 2007. On the initial funding date, of the 2007 Senior Credit Agreement, we entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment (based on three month LIBOR) on an equivalent amount. The notional amount of the swap agreement was $11 million during the quarter ended September 30, 2010 and the swap agreement expired on September 30, 2010. In addition, on October 11, 2007 we entered into an interest rate cap agreement to limit the maximum interest rate on a portion of our senior secured term loan to 6.5% per annum. The amount of principal protected by this agreement was $74.3 million during the quarter ended September 30, 2010 and the cap agreement expired on September 30, 2010.

On October 22, 2010, we entered into the New Credit Agreement. The New Credit Agreement was intended to replace the 2007 Senior Credit Agreement, with more extended principal repayment terms and overall terms and conditions that are more favorable to us. The New Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and $5 million sublimit for swing line loans. We may increase the maximum aggregate commitment under the New Credit Agreement up to $200 million if certain conditions are satisfied, including that we are not in default under the New Credit Agreement at the time of the increase and that we obtain the commitment of the lenders participating in the increase. Loans under the New Credit Agreement are designated at our election as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to the highest of (i) the federal funds rate plus 0.5%, (ii) the Eurodollar rate plus 1.00%, and (iii) Bank of America’s prime rate, in each case plus a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate, plus (ii) a margin set forth below.

The applicable margins until the date that we file our Form 10-K for the fiscal year ended December 31, 2010, are 0.75% for base rate loans and 1.75% for Eurodollar rate loans. Thereafter the applicable margins are determined by reference to our leverage ratio, as set forth in the table below:

Consolidated Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans
<1.25:1.0	1.75%	0.75%
>1.25:1.0	2.00%	1.00%

For each commercial Letter of Credit, we must pay a fee equal to 0.125% per annum times the daily amount available to be drawn under such Letter of Credit and, for each standby Letter of Credit, we must pay a fee equal to the applicable margin for Eurodollar rate loans times the daily amount available to be drawn under such Letter of Credit. A quarterly commitment fee is payable to the lenders in an amount equal to the unused portion of the credit facility multiplied by 0.25%.

Indebtedness under the New Credit Agreement is secured by substantially all of our assets, including pledges of stock of certain of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. The 2007 Senior Credit Agreement contains affirmative and negative covenants, including an obligation to maintain a certain consolidated leverage ratio and consolidated interest coverage ratio and restrictions on our ability to borrow money, to incur liens, to enter into mergers and acquisitions, to make dispositions, to pay cash dividends or repurchase capital stock, and to make investments, subject to certain exceptions. For example, the New Credit Agreement permits us to repurchase our securities so long as we are not in default under the New Credit Agreement, have complied with all of our financial covenants, and have liquidity of at least $20 million; provided, however, if, after giving effect to any repurchase, our leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10 million in the aggregate in any fiscal year. The New Credit Agreement does not require us to use excess cash to pay down debt.

The New Credit Agreement provides for acceleration of the Company’s obligations thereunder upon certain events of default. The events of default include, without limitation, failure to pay loan amounts when due, any material inaccuracy in the Company’s representations and warranties, failure to observe covenants, defaults on any other indebtedness, entering bankruptcy, existence of a judgment or decree against the Company or its subsidiaries involving an aggregate liability of $10 million or more, the security interest or guarantee ceasing to be in full force and effect, any person becoming the beneficial owner of more than 35% of the Company’s outstanding common stock, or the Company’s board of directors ceasing to consist of a majority of Continuing Directors, where “Continuing Directors” means the members of the Company’s board of directors on the effective date of the New Credit Agreement and each other director nominated for election to the Company’s board of directors by at least a majority of the Continuing Directors.

On October 29, 2010, we received an advance of $67 million under the revolving credit facility and used the entire proceeds to pay off our existing term loan under the 2007 Senior Credit Agreement. $53 million of the revolving credit facility remains unused, and we have not requested any letters of credit under the New Credit Agreement. If any event of default occurs, and we are unable to obtain a waiver from a majority of the lenders, any borrowings under the New Credit Agreement would become immediately due and payable.

Despite recent uncertainties in the financial markets, to date we have not experienced difficulty accessing the credit markets or incurred higher interest costs. Future volatility in the capital markets, however, may increase costs associated with debt instruments or affect our ability to access those markets. We believe that our cash and cash equivalents balances, accounts receivable and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our operating and capital needs for at least the next 12 months. Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements. We may elect to raise funds for these purposes or to reduce our cost of capital through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating and capital requirements in interest-bearing, investment-grade money market funds.

Obligations and commitments. The following table summarizes our contractual payment obligations and commitments as of September 30, 2010 (in thousands):

	Payment Obligations by Year
	2010	2011	2012	2013	2014	Thereafter	Total
2007 Senior Credit Agreement:
Scheduled principal payments	$2,680	$12,864	$51,456	$—	$—	$—	$67,000
Estimated interest and fees	454	1,609	915	—	—	—	2,978
Operating leases	1,962	5,904	4,944	5,197	1,128	463	19,598
Other commitments	70	994	875	29	4	—	1,972

Total	$5,166	$21,371	$58,190	$5,226	$1,132	$463	$91,548

Obligations under our 2007 Senior Credit Agreement represent the future minimum principal debt payments due under the senior secured term loan. Estimated interest and fees represent interest and fees expected to be incurred under the 2007 Senior Credit Agreement based on known rates and scheduled principal payments as of September 30, 2010 (see Note 5 to the financial statements).

On October 29, 2010, we retired the 2007 Senior Credit Agreement using the proceeds from the loan under the New Credit Agreement. Had the New Credit Agreement been in place as of September 30, 2010, our contractual payment obligations and commitments with respect to the New Credit Agreement would have been as follows (in thousands):

	Payment Obligations by Year
	2010	2011	2012	2013	2014	Thereafter	Total
New Credit Agreement:
Scheduled principal payments	$—	$—	$—	$—	$—	$67,000	$67,000
Estimated interest and fees	258	1,517	1,536	1,532	1,532	1,273	7,648

Total	$258	$1,517	$1,536	$1,532	$1,532	$68,273	$74,648

Obligations under our New Credit Agreement represent the future minimum principal debt payments due under the revolving credit facility. Estimated interest and fees represent interest and fees expected to be incurred under the New Credit Agreement based on known rates and scheduled principal payments as of October 29, 2010 (see Note 11 to the financial statements).

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

Other commitments represent minimum contractual commitments for inbound software licenses, equipment maintenance and automobile leases.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at September 30, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $15.2 million of gross unrecognized tax benefits have been excluded from the contractual payment obligations table above.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements.

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

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. Based on our outstanding senior secured term loan balance at September 30, 2010, our interest expense would increase on a pre-tax basis by approximately $577,000 during the next 12 months if there were a 100 basis point adverse move in the interest rate yield curve.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at September 30, 2010. Changes in interest rates over time will, however, affect our interest income.

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

Notional and fair values of our hedging positions at September 30, 2010 and 2009 are presented in the table below (in thousands):

	September 30, 2010			September 30, 2009
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro	2,000	$2,523	$2,727	4,500	$6,513	$6,588
British Pound	2,250	3,518	3,535	2,000	3,216	3,196
Australian Dollar	1,000	885	967	2,000	1,703	1,754

Total		$6,926	$7,229		$11,432	$11,538

Cash Flow Hedges
Israeli Shekel	4,500	$1,195	$1,228	3,750	$$897	$996

The $4.0 million notional decrease in our Euro hedged position at September 30, 2010 compared to September 30, 2009 was primarily a result of the timing differences between when assets were acquired and/or liabilities incurred. All of the Euro hedging contracts in place as of September 30, 2010 will be settled before January 2011. For the first nine months of 2010, less than 15% of our total billings were denominated in the Euro. We expect Euro billings to represent less than 20% of our total billings during 2010.

The $0.3 million increase in our British Pound hedge position at September 30, 2010 compared to September 30, 2009 was primarily a result of the timing differences between when assets were acquired and/or liabilities incurred. All of the British Pound hedging contracts in place as of September 30, 2010 will be settled before February 2011. For the first nine months of 2010, less than 15% of our total billings were denominated in the British Pound. We expect British Pound billings to represent less than 15% of our total billings during 2010.

The $0.8 million notional decrease in our Australian Dollar hedge position at September 30, 2010 compared to September 30, 2009 was primarily due to the timing differences between when assets were acquired and/or liabilities incurred. All of the Australian Dollar hedging contracts in place as of September 30, 2010 will be settled before November 2010. For the first nine months of 2010, less than 5% of our total billings were denominated in the Australian Dollar. We expect Australian Dollar billings to represent less than 5% of our total billings during 2010.

The $0.3 million notional increase in our Israeli Shekel hedge position at September 30, 2010 compared to September 30, 2009 was primarily due to an increased effort to further reduce currency volatility associated with our Israeli Shekel denominated expenditures. All of the Israeli Shekel hedging contracts in place as of September 30, 2010 will be settled before January 2011.

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

On July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that by making, using, importing, selling and/or offering for sale Websense Web Filter, Websense Web Security and Websense Web Security Gateway, we infringe the 194 Patent. Finjan, Inc. seeks an injunction from further infringement of the 194 Patent and damages. We deny infringing any valid claims of the 194 Patent and intend to vigorously defend the lawsuit.

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

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Quarterly Report for the quarter ending June 30, 2010 on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2010.

Recent volatility in the global economy may adversely impact our business, results of operations, financial condition or liquidity.

The global economy has been experiencing a period of unprecedented volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from governments and regulatory agencies worldwide. We believe that financial distress and associated headcount reductions implemented by certain of our end user customers have caused these customers to choose shorter contract durations and/or reduce the number of seats under subscription and in some cases, have caused customers not to renew contracts at all. While the number of distressed customers appears to have stabilized, we expect this trend to continue until there is a broad worldwide economic recovery and positive job growth. These trends may negatively impact the duration and scope of contract renewals and, in some cases, may result in customer losses. Our average contract duration may be volatile as we seek contract renewals without eroding our average contract price, which may result in a shortening of our average contract duration. Credit markets may also adversely affect our resellers through whom our distributors distribute products and limit the credit value-added resellers may extend to their customers. The volatility of currency exchange rates can also significantly affect sales of our products denominated in foreign currencies. In addition, events in the global financial markets may make it difficult for us to access the credit markets or to obtain financing or refinancing, if needed, on satisfactory terms or at all.

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

Substantially all of our revenue for the quarter ended September 30, 2010 was derived from new and renewal subscriptions to our Web filtering and Web security products, and we expect that a significant majority of our sales for the remainder of 2010 will continue to be derived from our Web filtering and Web security products, including our Web Security Gateway sold with or without appliances. We expect sales of our DLP products; SaaS offerings; Triton unified Web, data and email security solution; and other products under development to comprise a relatively small portion of our revenue in 2010, but represent a meaningful portion of our sales growth in 2010. Our revenue growth is dependent on incremental sales of security products to new customers and to customers who upgrade products upon renewal, which must also offset declines in sales from the renewals of Web filtering subscriptions and declines in sales from OEM customers. If our products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we cannot sufficiently increase our customer base with the addition of new customers and upgrade subscriptions for additional product offerings from existing customers or renew a sufficient number of customers, we will not be able to grow our business to meet expectations.

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

Our revenue has been derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Although we rely upon these indirect channels of distribution, we also depend upon our internal sales force to generate sales leads and sell products through the reseller network. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 31% and 32% of our revenues during the three and nine months ended September 30, 2010, respectively. Should Ingram Micro experience financial difficulties, difficulties in collecting their accounts receivable or otherwise delay or prevent our collection of accounts receivable from them, our revenue and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenue and cash flow could be adversely affected. Our indirect sales model involves a number of additional risks, including:

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

We face increasing competition from much larger software and hardware companies, which places pressure on our pricing and which could prevent us from increasing our revenue. In addition, as we increase our emphasis on our security-oriented products, we face competition from better-established security companies that have significantly greater resources.

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

Our current principal competitors include:

•

companies offering Web filtering and Web security solutions, such as Microsoft, Symantec/Message Labs, McAfee (recently announced to be acquired by Intel Corporation), Cisco Systems, Juniper Networks, Trend Micro, Google, Webroot/BrightCloud, Cisco Systems/ScanSafe, Blue Coat Systems, SafeNet/Aladdin, FaceTime, St. Bernard Software, M86 Security, Clearswift, Sophos, Barracuda Networks, Digital Arts, RuleSpace, Commtouch and Computer Associates;

•

companies integrating Web filtering into specialized security appliances, such as Blue Coat Systems, Cisco Systems, McAfee (recently announced to be acquired by Intel Corporation), WatchGuard, Check Point Software, St. Bernard Software, Barracuda Networks, Juniper Networks, Trend Micro, SonicWALL, Sophos, Network Box, Fortinet and M86 Security;

•

companies offering DLP solutions, such as Symantec, Verdasys, Trustwave, EMC, McAfee (recently announced to be acquired by Intel Corporation), IBM, Trend Micro, Proofpoint, Palisade Systems, Computer Associates, Raytheon, Intrusion, Fidelis, GTB Technologies, Workshare, Check Point Software and Code Green Networks;

•

companies offering messaging security, such as McAfee (recently announced to be acquired by Intel Corporation), Symantec/Message Labs, Google, Cisco Systems, Barracuda Networks, SonicWALL, Trend Micro, Axway, Sophos, Microsoft, Proofpoint, Clearswift, Commtouch, Zix Corporation, WatchGuard, M86 Security, Webroot, and Fortinet;

•

companies offering on-demand email and Web security services, such as Google, Microsoft, Symantec/Message Labs, McAfee (recently announced to be acquired by Intel Corporation), Webroot/Bright Cloud, St. Bernard Software, Barracuda Networks, Webroot/BrightCloud, Zscaler, Trend Micro and Cisco Systems/ScanSafe;

•

companies offering desktop security solutions such as Check Point Software, Cisco Systems, McAfee (recently announced to be acquired by Intel Corporation), Microsoft, Symantec, Computer Associates, Sophos, Webroot, IBM and Trend Micro; and

•

companies offering Web gateway solutions such as Microsoft, Blue Coat Systems, Cisco Systems, Trend Micro, Check Point Software, McAfee (recently announced to be acquired by Intel Corporation), Juniper Networks, Optinet, Safe Net/Aladdin, M86 Security, Clearswift, Computer Associates, FaceTime and Barracuda Networks.

As we develop and market our products with an increasing security-oriented emphasis, we also face growing competition from security solutions providers. Many of our competitors within the Web security market, such as Symantec, McAfee (recently announced to be acquired by Intel Corporation), Trend Micro, Cisco Systems, Google and Microsoft enjoy substantial competitive advantages, including:

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

The covenants in our credit facility restrict our financial and operational flexibility, including our ability to complete additional acquisitions and invest in new business opportunities.*

In connection with our acquisition of SurfControl in October 2007, we entered into the 2007 Senior Credit Agreement to provide financing for a substantial portion of the acquisition purchase price. On October 26, 2010, we announced that we had entered into the New Credit Agreement and will use the initial proceeds to repay our term loan and retire the 2007 Senior Credit Agreement. Both the 2007 Senior Credit Agreement and the New Credit Agreement contain covenants that restrict, among other things, our ability to borrow money, make particular types of investments, including investments in our subsidiaries, make other restricted payments, pay down subordinated debt, swap or sell assets, merge or consolidate or make acquisitions. An event of default under either agreement could allow the lenders to declare all amounts outstanding with respect to the agreement to be immediately due and payable. As collateral for the loan, we pledged substantially all of our consolidated assets and the stock of certain of our subsidiaries (subject to limitations with respect to foreign subsidiaries) to secure the debt under our credit agreements. If the amounts outstanding under the credit agreements were accelerated, the lenders could proceed against those consolidated assets and the stock of certain of our subsidiaries. Any event of default, therefore, could have a material adverse effect on our business. Our credit agreements also require us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure that we will meet those ratios.

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

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented 50% and 51% of our total revenues generated during the quarter and year to date period ended September 30, 2010, respectively. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

The amount of our debt outstanding may prevent us from taking actions we would otherwise consider in our best interest.*

In October 2007, we borrowed $210 million under the 2007 Senior Credit Agreement and $67 million remained outstanding as of September 30, 2010. On October 26, 2010 we announced that we had entered into a New Credit Agreement and that we intended to use the initial proceeds to repay the term loans and retire the 2007 Senior Credit Agreement. Under the New Credit Agreement, we can borrow up to $120 million and use proceeds to fund share repurchases or other corporate purposes. While we are subject to more flexible covenants under the New Credit Agreement, and we may borrow additional funds, the limitations our New Credit Agreement impose on us could have important consequences, including:

•	it may be difficult for us to satisfy our obligations under the New Credit Agreement;

•	we may be less able to obtain other debt financing in the future;

•	we could be less able to take advantage of significant business opportunities, including acquisitions or divestitures, as a result of debt covenants;

•	our vulnerability to general adverse economic and industry conditions could be increased; and

•	we could be at a competitive disadvantage to competitors with less debt.

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

From time to time, we are also audited by various state, federal and tax authorities of other countries in which we operate. Generally, the tax years 2005 through 2009 could be subject to examination by U.S. federal and most state tax authorities. We are currently under examination by the respective tax authorities for tax years 2005 to 2008 in the United States, for 2006 to 2007 in the United Kingdom and for 2006 to 2008 in Israel. The Company has various other on-going audits in various stages of completion. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and any appeals process.

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

During the first quarter of 2010, we were informed by the IRS that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter which outlined all of their proposed audit adjustments and requires us to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. We disagree with all of the proposed adjustments and have submitted a formal protest to the IRS for each matter. The IRS has acknowledged the receipt of our protest and we are now awaiting an appointment with the IRS Appeals Office. We intend to continue to defend our position on all of these matters, including through litigation if required. While the timing of the ultimate resolution of these matters cannot be reasonably estimated at this time, we may be required to make additional payments in order to resolve these matters.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As we expand our product offerings in the data loss and security area where larger companies with large patent portfolios compete, the possibility of an intellectual property claim against us grows. We may receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights and trademarks. For example, on July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that our Web filtering and Web Security Gateway products infringe a patent owned by Finjan and seeks damages and injunctive relief. Any such claim, including Finjan’s claim, with or without merit, could result in costly litigation and distract management from day-to-day operations and may result in us deciding to enter into license agreements to avoid ongoing patent litigation costs. If we are not successful in defending such claims, we could be required to stop selling or redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers. Such arrangements may cause operating margins to decline.

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

Our quarterly operating results have varied significantly in the past, and will likely vary in the future primarily as the result of macroeconomic driven fluctuations in our billings, operating expenses and tax provisions. Although a significant portion of our revenue in any quarter comes from previously deferred revenue, a meaningful portion of our revenue in any quarter depends on the number, size and length of subscriptions to our products that are sold in that quarter. The unpredictability of quarterly fluctuations is increased by the fact that a significant portion of our quarterly sales have historically been generated during the last month of each fiscal quarter, with many of the largest enterprise customers purchasing subscriptions to our products nearer to the end of the last month of each quarter.

We expect that our operating expenses will increase in the future as we expand our selling and marketing activities, increase our research and development efforts and potentially hire additional personnel which could impact our margins. In addition, our operating expenses historically have fluctuated, and may continue to fluctuate in the future, as the result of the factors described below and elsewhere in this quarterly report:

•	changes in currency exchange rates impacting our international operating expenses;

•	timing of marketing expenses for activities such as trade shows and advertising campaigns;

•	quarterly variations in general and administrative expenses, such as recruiting expenses and professional services fees;

•	increased research and development costs prior to new or enhanced product launches; and

•	fluctuations in expenses associated with commissions paid on sales of subscriptions to our products.

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

Our 2007 Senior Credit Agreement and the New Credit Agreement also accelerate and become payable in full upon a change of control, which is defined generally as a person or group acquiring 35% of our voting securities or a proxy contest that results in changing a majority of our Board of Directors. These consequences may discourage third parties from attempting to acquire us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Yet Purchased Under the Plans or Programs
July 1, 2010 to July 31, 2010	142,934	$19.72	13,541,482	2,458,518
August 1, 2010 to August 31, 2010	637,258	18.75	14,178,740	1,821,260
September 1, 2010 to September 30, 2010	261,490	19.96	14,440,230	1,559,770

Total	1,041,682	19.19

1.	The purchases were made in open-market transactions.
2.

In April 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4,000,000 shares of our common stock. In August 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4,000,000 shares, for a total program size of up to 8,000,000 shares. In July 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4,000,000 shares, for a total program size of up to 12,000,000 shares. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. In January 2010, our Board of Directors increased the size of the stock repurchase program by an additional 4,000,000 shares, for a total program size of up to 16,000,000 shares. The remaining shares authorized for repurchase under our stock repurchase program as of September 30, 2010 was 1,559,770. As of October 26, 2010, the Company increased the number of shares authorized for repurchase under the program by 8,000,000 shares.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(3)	Credit Agreement, dated October 22, 2010, among Websense, Inc. PortAuthority Technologies, Inc., Karabunga, Inc., Bank of America, N.A., and the other Lenders (as defined therein).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to our Current Report on Form 8-K (No. 000-30093) filed on June 19, 2009.
(2)	Filed as an exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.
(3)	Filed as an exhibit to our Current Report on Form 8-K (No. 000-30093) filed on October 25, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: November 5, 2010	By:	/s/ GENE HODGES
Gene Hodges
Chief Executive Officer

Date: November 5, 2010	By:	/s/ ARTHUR S. LOCKE III
Arthur S. Locke III
Chief Financial Officer

EXHIBIT INDEX

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(3)	Credit Agreement, dated October 22, 2010, among Websense, Inc., PortAuthority Technologies, Inc., Karabunga, Inc., Bank of America, N.A. and the other Lenders (as defined therein).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to our Current Report on Form 8-K (No. 000-30093) filed on June 19, 2009.
(2)	Filed as an exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.
(3)	Filed as an exhibit to our Current Report on Form 8-K (No. 000-30093) filed on October 25, 2010.