Form 10-K
period 2010-12-31
WEBSENSE INC
filed 2011-02-10
CIK 1098277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2010 was approximately $800 million (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq Global Select Market for that date). Shares of Common Stock held by each officer, director and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of January 31, 2011 was 40,618,152.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 7, 2011 are incorporated by reference into Part III. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2010.

Certain exhibits filed with the registrant’s prior registration statements, periodic reports on forms 8-K, forms 10-K and forms
10-Q are incorporated herein by reference into Part IV of this Report.

Websense, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2010

PART I

Forward-Looking Statements

This report on Form 10-K may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may”, “will”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

•	anticipated trends in revenue and billings;

•	plans, strategies and objectives of management for future operations;

•	growth opportunities in domestic and international markets;

•	new and enhanced reliance on channels of distribution;

•	anticipated product enhancements or releases;

•	customer acceptance and satisfaction with our products, services and fee structures;

•	expectations regarding competitive products and pricing;

•	changes in domestic and international market conditions;

•	risks associated with fluctuations in currency exchange rates;

•	the impact of macroeconomic conditions on our customers;

•	expected trends in operating and other expenses;

•	anticipated cash and intentions regarding usage of cash, including risks related to the required use of cash for debt servicing;

•	risks related to compliance with the covenants in our credit agreement;

•	risks associated with integrating acquired businesses and launching new product offerings;

•	changes in effective tax rates, tax laws and tax interpretations and statements related to tax audits;

•	risks related to changes in accounting interpretations;

•	the volatile and competitive nature of the Internet and security industries; and

•	the success of our brand development efforts.

These forward-looking statements are subject to risks and uncertainties, including those risks and uncertainties described herein under Part I, Item 1A “Risk Factors”, that could cause actual results to differ materially from those anticipated as of the date of this report. We assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

Restatement of Previously Issued Consolidated Financial Statements

In this Annual Report on Form 10-K, we have restated our previously reported consolidated balance sheet at December 31, 2009 and the statement of stockholders’ equity at January 1, 2008 and related disclosures, to record the write-off of a $5.8 million tax asset that originated from an error in a calculation when we changed our tax method of accounting for deferred revenue in 2003.

The error resulted in our reporting overstated deferred tax assets of approximately $5.8 million in our financial statements for fiscal years 2003 through 2008. In 2009, we reclassified a portion of the error amount from deferred tax assets to income tax receivable because of a belief at the time that the error amount was related to monthly-to-daily revenue adjustments for fiscal years 2006 through 2008 and, therefore, would be recoverable by amending our tax returns for those years. We subsequently discovered the error amount was instead related to an error in the calculation of the deferred tax assets when we changed the tax method of accounting for deferred revenue in 2003. The statute of limitations to claim a refund for the 2003 tax year expired in September 2007. After evaluating various tax planning strategies, management determined that there is substantial uncertainty as to whether it will be able to recover the error amount based on case law. As a result, our 2007 financial statements should have reflected a write-off of the $5.8 million deferred tax asset and our 2009 and 2008 financial statements should have reflected the impact of the write-off on our deferred income taxes, income tax receivable and retained earnings balances.

Throughout this Annual Report on Form 10-K, amounts presented from prior periods and prior period comparisons have been revised and labeled as “restated” and reflect the balances and amounts on a restated basis.

The following table summarizes the effects of the restatements on the specific line items presented in our historical consolidated balance sheet as of December 31, 2009:

	December 31, 2009 (As previously reported)	December 31, 2009 (As restated)
	(In Thousands)
Current assets:
Income tax receivable/prepaid income tax	$11,446	$7,589
Current portion of deferred income taxes	36,538	35,269
Total current assets	225,103	219,977
Deferred income taxes, less current portion	11,795	11,106
Total assets	701,661	695,846

Stockholders’ equity:
Retained earnings	28,416	22,601
Total stockholders’ equity	162,730	156,915

The restatements resulted in changes to the opening balances of retained earnings and total stockholders’ equity as of January 1, 2008 as follows:

	January 1, 2008 (As previously reported)	January 1, 2008 (As restated)
	(In Thousands)
Retained earnings	$65,892	$60,077
Stockholders’ equity	$192,437	$186,622

The restatements had no impact on the financial statement amounts previously reported for the Company’s revenues, operating costs and expenses, net income (loss) and cash flows from operations for the years ended December 31, 2009 and 2008, or for the first nine months ended September 30, 2010, or any quarterly periods in the years ended December 31, 2009 and 2008.

Item 1.	Business

Overview

We are a global provider of unified Web, data and email content security solutions that are designed to protect data and users from modern cyber-threats, information leaks, legal liability and productivity loss. We provide our solutions to our customers as software installed on standard server hardware, as software pre-installed on optimized appliances, as a cloud-based service (software as-a-service or “SaaS”) offering, or in a hybrid appliance/SaaS configuration. Our products and services are sold worldwide to public sector entities, enterprise customers, small and medium sized businesses (“SMBs”), and Internet service providers through a network of value-added resellers and original equipment manufacturer (“OEM”) arrangements.

Organizations rely on the Internet and email to conduct business, and frequently send critical or confidential information outside their secure network perimeters as part of their established business processes. Accelerating use of rich Web-based applications with real-time interaction, social Web sites with user-generated content, and the rise of cloud-based services is increasing the volume and value of information transmitted across the Internet. At the same time, the cost and number of security breaches involving data loss has increased, and regulatory compliance requirements have become more stringent. These trends support the need for effective Web, data and email security solutions that include data loss prevention (“DLP”) capabilities and address the dynamic nature of user-generated content on Web 2.0 sites.

Over the past 16 years, Websense has evolved from a reseller of network security hardware solutions to a leading developer and provider of Information Technology (“IT”) security software solutions. We released our first Web filtering software product in 1996 to help customers prevent employee access to inappropriate Web content. Since then, we have focused on adapting our Web filtering and content classification capabilities to address changing Internet use patterns including the rise of Web-based social and business applications and the growing incidence of Web-based criminal activity. In 2008, we introduced the Web Security Gateway with dynamic categorization of Web 2.0 content. In 2009, we introduced the V10000™ appliance for the Web Security Gateway. In 2010, we integrated our DLP functionality for the Web with our Web Security Gateway offering and added hybrid appliance and cloud-based capabilities, managed by the TRITON™ policy and reporting application. In 2011, we introduced Websense® TRITON Enterprise and Websense TRITON Security Gateway Anywhere, our solutions which provide unified content analysis, a unified platform, and unified management capabilities to deploy our Web, data and email security solutions in one architecture.

Today, our customers use our integrated content security solutions to protect their employees, networks and data from internal and external threats by automating the enforcement of Web, email and information security policies. Our products are designed to:

•

prevent access to undesirable and dangerous elements on the Web, such as Web sites that contain inappropriate content or sites that download viruses, spyware, keyloggers, hacking tools and an ever-increasing variety of malicious code, including Web 2.0 sites with user-generated content;

•	protect from spam, inappropriate content and malware embedded in user-generated content on Web 2.0 sites;

•	prevent unauthorized use and leaks of sensitive data, such as customer or employee information;

•	identify and remove malware from incoming Web content;

•	filter spam from incoming email;

•	filter viruses and other malicious attachments from email and instant messages;

•	manage the use of non-Web Internet traffic, such as peer-to-peer communications and instant messaging;

•	control misuse of an organization’s valuable computing resources, including unauthorized downloading of high-bandwidth content; and

•

protect against data loss by identifying and categorizing sensitive or confidential data, monitoring the movement of data throughout the network and enforcing pre-determined usage and movement policies.

We derive the majority of our revenue from our Web security and email security offerings and expect that a majority of our revenues will continue to come from these products for several years. The market for DLP solutions is still in the early phases of development, and an increasing number of our customers are deploying DLP as embedded functionality in their Web and email security solutions rather than as a separate solution.

We operate in one industry segment, as defined by U.S. generally accepted accounting principles (“GAAP”).

We commenced operations in 1994 as NetPartners Internet Solutions, Inc., a reseller of computer security products. In 1999, we changed our name to Websense, Inc. to reflect the shift in our business focus to a developer of Web filtering solutions. Our principal offices are located at 10240 Sorrento Valley Road, San Diego, California 92121.

Industry Background

Many organizations use the Internet as an integral part of their computing infrastructure, expanding their use of the Web to enable mission-critical applications such as customer relationship management, accounting, employee benefits, collaborative research and development and more. Many employees also use their organization’s computing resources for recreational “Web-surfing,” peer-to-peer file sharing, instant messaging and other personal matters.

Additionally, as organizations create collaborative networks with their customers, suppliers, technology partners and other stakeholders, they increase the value of confidential and sensitive data that travels across the networks. The growing adoption of cloud-based applications and SaaS offerings further blurs the boundaries of organizations’ networks and has increased the amount of data leaving an organization. Securing this sensitive data from loss due to inadequate business process controls, employee error and malfeasance, as well as undetected data-stealing malicious code, has become a top priority for IT executives.

As the boundaries between internal and external computing resources and between work and personal Internet activity have blurred, the IT infrastructures and valuable corporate data have become more vulnerable to external threats such as spyware, viruses, Trojan horses and phishing and pharming exploits. At the same time, the rise of constantly updated user-generated content on the modern Web renders traditional security measures against these threats inadequate.

To provide effective IT security in this environment, organizations must be able to manage who uses what information, as well as where and how the information can be sent or shared. Real-time analysis and dynamic categorization of internal content, Web sites, and new threats are necessary to keep up with changing Web content, newly created internal information, and mutating threats. Enforcement policies must be user, content and destination aware to provide protection without hindering established business processes. As a result, we believe there is a significant opportunity for integrated real-time Web security, data security and email content security solutions that continuously monitor Web, data and email traffic and apply use policies based on deep content analysis and dynamic categorization.

Our Products and Services

Our products are designed to protect data and users from Web and email-based threats, data leaks and productivity loss and can be grouped into three categories: Web security (prevent Web-based attacks and access to inappropriate content), DLP (monitor outbound Web and email traffic and downloads to external devices for data leaks), and email security (spam and malware filtering for inbound email). Our Web and email security products are available as software installed on standard server hardware, as software installed on an optimized Websense V-series™ appliance, as a SaaS offering and as a hybrid appliance/SaaS configuration. Our data security technology is available as server-based software or as functionality integrated with our Web security solutions on our appliances. In April 2010, we integrated the management of these products on the TRITON™ management console to deliver unified content analysis and policy enforcement across Web, email and internal network communications. Collectively, these products provide customers with Essential Information Protection™, allowing IT administrators to mitigate the risks of data leaks, productivity loss and legal liability by managing who uses what information, where it can go and how.

We typically sell subscriptions to our products in 12, 24 or 36 month durations based on the number of seats or devices to be managed. Revenues from sales of subscriptions to Web filtering and security solutions and related add-on products accounted for the majority of our revenues in 2010, 2009 and 2008.

Web Security

Our Web security solutions range from basic uniform record locator (“URL”) filtering that mitigates the productivity loss and legal exposure associated with unmanaged employee Web use, to our advanced network-based Web Security Gateway that dynamically scans Web traffic and sites for malicious code and inappropriate content in real-time.

Our Web security solutions are designed to work in networks of virtually any size and configuration and can support organizations ranging in size from large enterprise organizations to small and medium businesses. Our solutions are available as premises-based software (deployed on either standard server hardware or on a Websense appliance), as a SaaS offering or in a hybrid combination of both deployment options.

Our Web filtering and Web security solutions use our policy enforcement software in conjunction with our databases of categorized Web sites, protocols and malicious applications. Our Web Security Gateway solutions augment the databases with real-time scanning and categorization of unknown or unclassified content, including user-generated content (“Web 2.0 content”), and, using our Advanced Classification Engine (“ACE”), automatically scans for and removes malicious code embedded in Web traffic.

Our Websense Security LabsTM populates our databases of URLs, protocols and malicious applications using a proprietary process of automatic content assessment and classification, with manual verification. Our systems scan billions of Web sites and emails weekly for new Web-based and email-based threats. Additionally, our experience with the characteristics, behavior and reputations of malicious Web sites and applications allows us to dynamically categorize unclassified sites and content, including Web 2.0 content and new malicious applications embedded in Web traffic and sites.

Our software integrates with our customers’ directories of network users to give business managers the ability to automate the enforcement of highly customized Internet and application use policies for different users and groups within the business. Some examples of management options include:

•	Allow: The request is allowed to proceed, because the organization has chosen not to restrict access to the category applicable to the requested Web site.

•	Block: The requested Web site has been compromised with malicious code or is in a category that is not allowed to be accessed according to the organization’s policy.

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

The software also provides multiple options for identifying, analyzing and reporting on Internet activity and the risks associated with employee computing.

Websense Web Filter. Websense Web Filter enables employers to proactively analyze, report and manage employee access to Web sites based on the content of the requested Web site. Our software application works in conjunction with network user directories and our database of categorized Web sites to provide patented flexibility for managers when customizing, implementing and modifying Internet access policies for various groups, user types and individuals. A graphical user interface simplifies policy definition and implementation. Once policies have been established, the filtering software examines each Internet access request, determines the category of the requested Web site and applies the user access policies that have been defined by the customer.

The breadth and specificity of our Web site categorization provide flexibility in selecting which types of material should be allowed, blocked or reported. There are currently more than 90 categories in the basic Web filtering product.

Websense Web Filter integrates with an organization to provide flexibility in selecting which types of material should be allowed, blocked or reported:

•	on a separate server that is tightly integrated with the network gateway platform to offer pass-through filtering to maximize stability, scalability and performance; or

•	through stand-alone deployment utilizing a network agent to deliver filtering capabilities in a network environment.

Websense Web Security. Websense Web Security combines the functionality and database categories of the basic Websense Web Filter with additional security-specific categories as well as several additional services, including Real Time Security Updates™. Websense Web Security enables organizations to manage acceptable use policies and block access to sites associated with spyware, phishing, keylogging and other threats. Additionally, advanced application and network protocol controls mitigate risks associated with peer-to-peer and instant messaging applications, among others.

•

Security Categories. Security categories augment the basic Web filtering database categories with categories for spyware and phishing Web sites, as well as sites compromised with malicious code. Beyond sites identified as hosting known and potential exploit code, these categories also include sites likely to contain little or no useful content, sites that camouflage their true nature or identity, and sites that employees can access to utilize hacking tools.

•

Real Time Security Updates. Real Time Security Updates utilize cloud-based technology to deliver security category updates as new Web and application-based threats are identified and categorized by the Websense Security Labs. Our ThreatSeeker NetworkTM scans billions of Web sites and emails weekly to identify new Web-based and blended threats.

Websense Web Security can be deployed on standard server hardware, on a Websense-optimized appliance or as a SaaS offering. The SaaS deployment model eliminates the need for the customer to maintain an on-site server-based solution and provides centralized policy management for any type of IT environment, including those with remote locations, home offices, and mobile laptops. Both solutions are tightly integrated with the network gateway platform and provide filtering capabilities.

Web Security as a SaaS offering can be deployed as a complete Web filtering and security solution or it can be layered with existing on-premise Web security to provide additional layers of protection from Web-based malware.

Websense Web Security Gateway. Websense Web Security Gateway is a network-based Web security solution that combines traditional Web filtering with real-time, new site and dynamic content scanning and classification by the embedded Websense Advanced Content Engine (“ACE”). ACE uses advanced analytics, including rules, signatures, heuristics and application behaviors, to detect and block proxy avoidance, hacking sites, adult content, botnets, keyloggers, phishing attacks, spyware and other types of unsafe content. With Web Security Gateway, customers can proactively discover and mitigate new security risks, block dangerous malware and prevent access to inappropriate content while still enabling the use of Web-based tools and applications for business and other productive use.

Web Security Gateway is based on our TRITON security architecture for integrated content security and can be deployed on standard server hardware or on a Websense-optimized appliance.

Websense Web Security Gateway Anywhere. Websense Web Security Gateway Anywhere expands the Web Security Gateway platform with the addition of fully integrated data loss prevention technology and hybrid deployment options, all managed from the TRITON management console. Integrated DLP technology protects against data leaks via the Web by enforcing customer-specific security policies. Hybrid appliance and SaaS deployment allows IT administrators to create and enforce unified policies across the organization, regardless of user location, which reduces administrative burden and lowers the total cost of ownership.

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

•

Websense Explorer is a browser-based forensics and analytics reporting tool for non-technical business managers that enables them to drill down on Internet use data by risk class, user group or individual.

V-Series Appliances

Our V-Series appliances, including our V10000 appliance which launched in 2009 and our V5000 appliance launched in 2010, are standard server hardware platforms optimized for our software products. They offer a combination of performance and flexibility that simplifies deployment for our customers by consolidating multiple security functions in a single hardware platform. V-Series appliances significantly reduce deployment time and operational costs for Websense Web Security Gateway customers, while meeting large enterprise scalability requirements. V-Series appliances also integrate with the Websense SaaS platform to offer customers the flexibility to deploy and manage their content security solutions how and where they need it.

Data Security

Our data security solutions protect against the loss of confidential information and data due to internal threats, such as inadequate business process controls, employee error and malfeasance, and theft, including undetected malicious code embedded in the network. We have integrated our data loss prevention policy controls with our Web security solutions to provide visibility into data use within the network as well as visibility into the data’s destination when it leaves the network via email, instant messaging, peer-to-peer networking or download to external device. This integrated approach allows managers to set comprehensive internal and external data use policies that enable critical business processes while preventing data loss through data transmission and exchange, including email, Web, USB, and other channels.

Websense Data Security Suite. Websense Data Security Suite is an integrated DLP solution that protects against data loss by identifying and categorizing sensitive or confidential data based on its characteristics, monitoring the movement of sensitive data throughout the network and enforcing pre-determined usage and movement policies. The Websense Data Security Suite leverages our knowledge of high-risk Web sites to prevent the transfer of sensitive or confidential data via email, Web, USB, and other channels and can be managed with the TRITON management console for an integrated content security solution that extends beyond the internal network.

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

The Websense Data Security Suite includes four modules which can also be purchased and deployed separately:

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

Data Monitor. Websense Data Monitor provides enterprise-wide auditing of a broad array of communications channels, including the Web, email, network printing and instant messaging. It includes over more than 1,100 built-in policy templates for regulatory compliance and corporate governance, as well as digital fingerprinting technology to identify confidential data in motion. Websense Data Monitor helps organizations audit business processes with an advanced policy framework that identifies who is sending what data where, and how, providing actionable intelligence and a set of remediation tools to reduce risk of data leakage and manage compliance.

Data Protect. Websense Data Protect includes and supplements Websense Data Monitor with built-in, automated policy enforcement to secure how and where an organization’s data travels. Its policy framework maps data policies to business processes using real-time knowledge of the user, the data, the destination, and the communication channel (i.e., Web or email). Websense Data Protect provides automated policy controls for data in use and data in motion, with real-time reporting for global regulatory compliance and corporate governance. With Websense Data Protect, organizations can implement enforcement actions such as blocking, quarantining, forced encryption, and notification, in addition to incident management tools to prevent data leakage, improve business processes, and manage compliance and risk.

Data Endpoint. Websense Data Endpoint extends our DLP technology to the endpoint (i.e., the individual user device, such as a desktop computer, laptop computer or mobile data device), including the ability to discover, monitor, and protect confidential data whether the user is on or off the network. It includes the data fingerprinting and policy templates of the Data Monitor solutions and can prevent data loss even if the user is offline. The Websense Data Endpoint’s protection extends to mediums such as USB devices, local printing, instant messaging, and for such actions as copy/paste and print screen.

Email Security

Our email and messaging security solutions include our on-premise and SaaS email filtering solutions to provide protection from spam and email-borne viruses, as well as basic inbound and outbound content filtering that enforces corporate governance policies. The threat intelligence we compile through our ThreatSeeker Network is used to detect and stop unwanted emails that contain inappropriate and malicious URLs.

Additionally, we have integrated our DLP technology with our email security solutions to allow organizations to prevent the loss of confidential data and block inappropriate content in outbound emails. In 2011, we anticipate that our email security solutions will be fully integrated with the TRITON management console and available on our V-series appliances.

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

Websense TRITON Solutions

Websense TRITON Enterprise. Websense TRITON Enterprise provides security to organizations seeking a highly flexible, scalable, and effective solution designed to provide Web, data and email security across the enterprise. Websense TRITON Enterprise includes the entire Websense TRITON architecture consisting of unified content analysis, a unified platform and unified management capabilities. Its breadth and flexibility permits an organization to scale the solution to meet its changing business needs, reducing or eliminating the complexity and costs associated with deploying, managing and maintaining multiple security products.

Websense TRITON Security Gateway Anywhere. Websense TRITON Security Gateway Anywhere combines Web, email, and data security into one, consolidated gateway solution consisting of a unified platform, unified content analysis, and unified management capabilities. Security analytics powered by the ACE classification engine provides malware protection and DLP. Websense TRITON Security Gateway Anywhere is also available in a hybrid deployment which combines appliance and SaaS platforms to extend coverage across the organization’s network efficiently.

SurfControl Products

Through our acquisition of SurfControl plc (“SurfControl”) in October 2007, we acquired certain legacy products for which we do not have long-term plans.

We continue to sell renewal subscriptions to SurfControl® Web Filter and SurfControl Mobile Filter, and have enhanced these solutions by supplementing the SurfControl URL database with additional Web filtering and security coverage provided by Websense Security Labs and ThreatSeeker technology. We no longer accept new subscriptions to these products from customers. In addition, we continue to sell new and renewal subscriptions to SurfControl RiskFilter® within China.

Additional Websense Services

•

Standard Technical Support. Standard Technical Support is included with every Websense subscription and includes phone and email access to technical support engineers during normal business hours and unlimited access to My Websense, our secure Web portal, and the Websense Knowledgebase. The Knowledgebase includes constantly updated product-support related documentation, tutorials, articles and frequently asked questions, as well as on-line customer forums and technical and security alerts.

•

Premium Technical Support. Premium Technical Support augments Standard Support with 24/7 access to global support centers via a toll free support hotline and priority email support. The service targets one-hour response time for the highest severity issues. Premium Technical Support is required for Websense Web Security Gateway and Websense Data Security Suite implementations.

•

Mission Critical Support. Mission Critical Support combines all the benefits of Premium Technical Support with superior technical response coordinated by a technical account manager. Mission Critical Support also includes architecture reviews, migration planning assistance, training recommendations and periodic account reviews.

•

Professional Services. Websense Professional Services assists customers through consulting engagements staffed by Websense certified engineers who assess, plan, design and optimize Websense Web, data or email security solutions for the customers’ business environment.

Customers

Our customers range from companies with as few as 10 employees to members of the Global 1,000 and to government agencies and educational institutions in over 150 countries around the world. Ingram Micro, one of our broad-line distributors for North America, accounted for approximately 31%, 30% and 23% of our revenue during 2010, 2009 and 2008, respectively. Ingram Micro sold subscriptions through approximately 1,300 resellers in North America in 2010.

Sales, Marketing and Distribution

Sales. Our sales strategy is to increase sales to new customers and increase subscription renewals, upgrades and other incremental business to existing customers by expanding our security offerings and increasing the number and productivity of the resellers and distributors that sell our products. We sell our products and services primarily through indirect channels with substantial support from our internal sales team and sales engineers. For 2010, 2009 and 2008, indirect channel sales comprised over 90% of total revenues. We expect that the majority of our revenue will continue to be derived from sales through indirect channels, including distributors and value-added resellers.

We sell our products in North America principally through a two-tier distribution system. We sell products to our distributors and our distributors market, distribute and support our software through value-added resellers. We also sell directly to resellers that specialize in security software through our Enterprise Alliance Partner program. These resellers work closely with a team of Websense territory managers and sales engineers to target potential customers and often build implementation services around our products, particularly our Web Security Gateway and Data Security Suite offerings.

Internationally, we sell our products through a multi-tiered distribution network of distributors and resellers in 130 countries, who in turn sell our products to customers located in more than 150 countries.

Our channel sales efforts are coordinated worldwide through an internal sales team of approximately 430 individuals located in our key markets. Our internal sales force focuses on new customer acquisitions, strategic account management and lead generation for our channel partners. Certain customers, who are typically large organizations, from time to time require that we sell directly to them. We also have several arrangements with OEMs that grant the OEM customers the right to incorporate our products or technologies into their products for resale to value-added resellers or end-users.

In both 2010 and 2009, we generated 50% of our total revenue from customers outside of the United States. Revenue generated in the United Kingdom represented approximately 13% and 14% of our total revenue during 2010 and 2009, respectively. See Note 5 to the consolidated financial statements for further explanation of our revenue based on geography. Our current international efforts are focused on expanding our indirect sales channels in Europe, Asia/Pacific and Latin America. Our continuing reliance on sales in international markets exposes us to risks attendant to foreign sales. See “Item 1A. Risk Factors—Sales to customers outside the United States have accounted for a significant portion of our revenue, which exposes us to risks inherent in international sales.”

Marketing. Our marketing efforts are designed to increase recognition of Websense as a leading provider of integrated content security, including our Web security, data security and email content security solutions; raise awareness of the potential risks to employees and data from unprotected use of the modern Web and generate qualified sales leads for our channel partners. We provide potential customers and channel partners with free trials of our security software and appliances, typically for 30-day periods.

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

Our marketing initiatives include:

•	joint marketing programs with our distributors to recruit additional value-added resellers and drive awareness for Websense solutions with existing resellers;

•	advertising online and in high-technology trade magazines, management journals and other business- oriented periodicals;

•	participation in and sponsorship of trade shows and industry events;

•

free subscriptions to security alerts from Websense Security Labs, which inform subscribers of newly identified security threats, such as phishing sites and sites infected with spyware and malicious code;

•	regional and international seminars, webinars, and training sessions for our sales organization and reseller partners, as well as customers and prospects;

•	speaking engagements on topics of interest to our customers and prospects;

•	use of our Web properties to communicate with our channel sales partners and provide product and company information to interested parties; and

•	distribution of soft and hard-copy materials about our company, products, solutions, technologies, partnerships and benefits.

Ingram Micro. Ingram Micro, one of our broad-line distributors for North America, focuses its efforts on recruiting and servicing resellers focused on selling to the SMB segment, and on building awareness and demand within our existing North America channel partner base. Ingram Micro accounted for approximately 31%, 30% and 23% of our revenue during 2010, 2009 and 2008, respectively. Ingram Micro sold subscriptions through approximately 1,300 resellers in North America in 2010. Our agreement with Ingram Micro is not subject to any minimum sales obligations or obligations to market our products to its customers, the agreement is non-exclusive and either we or Ingram Micro can terminate the agreement at any time without cause.

Technology Integrations. Websense solutions integrate with a variety of network and information technology platforms. Our objective is for Websense security solutions to be effective in any network environment desired by a customer.

Customer Service, Training and Support

We believe that superior customer support is critical to retaining and expanding our customer base. Our technical support group provides dependable and timely resolution of customer technical inquiries and is available to customers by telephone, email and over the Web. We also proactively update customers on a variety of topics, including release dates of new products, updates to existing products and other technical alerts. We monitor the performance of our technology and support on an ongoing basis and seek to enhance our performance levels.

Our training services group delivers education, training and pre-sales support to our resellers and customers. In 2010, we introduced the TRITON Solution Technical Enablement Program, an online and instructor-led training and certification program on Websense Web, data and email security solutions, to enable our partners to deliver superior service and value to our joint customers.

Research and Development

We maintain research and development facilities in San Diego and Los Gatos, California; Reading, England; Beijing, China and Ra’anana, Israel. Our research and development department is divided into several groups, which include content operations, security research, software development, quality and assurance, and documentation. Individuals in different locations are grouped along product lines and work as part of cross-disciplinary teams designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. In 2010, 2009 and 2008, we spent approximately $54 million, $53 million and $53 million, respectively, on research and development activities.

Competition

The market for our products is fragmented, highly competitive, quickly evolving and subject to rapid technological change. Increased competition and pricing pressures generally could result in reduced sales, reduced renewals and/or declining seat counts from existing customers, reduced margins or failure of our products to achieve or maintain more widespread market acceptance. Competitors vary in size and in the scope and breadth of the products and services they offer. Currently, our principal competitors include:

•

companies offering Web filtering and Web security software solutions, such as Microsoft, McAfee (to be acquired by Intel Corporation), Trend Micro, Google, Webroot/BrightCloud, SafeNet/Aladdin, FaceTime, EdgeWave, M86 Security, Clearswift, Checkpoint, Sophos, Kaperskey Lab, AhnLab Inc., IBM, Panda Security, SafeNet, F-Secure, Commtouch and CA (formerly Computer Associates);

•

companies integrating Web filtering into specialized security appliances, such as Blue Coat Systems, Cisco Systems/Ironport, McAfee, Check Point Software, EdgeWave, Barracuda Networks, Trend Micro, SonicWALL, Sophos, IBM, Panda Software, Fortinet and M86 Security;

•

companies offering DLP solutions, such as Symantec, Verdasys, Trustwave, EMC, McAfee, IBM, Trend Micro, Proofpoint, Palisade Systems, CA, Raytheon, Intrusion, Fidelis, GTB Technologies, Workshare, Check Point Software and Code Green Networks;

•

companies offering messaging or email security solutions, such as McAfee, Symantec/Message Labs, Google, Cisco Systems, Barracuda Networks, SonicWALL, Trend Micro, Axway, Sophos, Microsoft, Proofpoint, Clearswift, Commtouch, Zix Corporation, WatchGuard, M86 Security, Webroot and Fortinet;

•

companies offering on-demand email and Web security services, such as Google, Microsoft, Symantec/Message Labs, McAfee, Webroot/Bright Cloud, EdgeWave, Barracuda Networks, Zscaler, Trend Micro and Cisco Systems/ScanSafe;

•	companies offering desktop security solutions, such as Check Point Software, Cisco Systems, McAfee, Microsoft, Symantec, CA, Sophos, Webroot, IBM and Trend Micro; and

•

companies offering Web gateway solutions, such as Microsoft, Blue Coat Systems, Cisco Systems, Trend Micro, Check Point Software, McAfee, Juniper Networks, Optinet, Safe Net/Aladdin, M86 Security, Clearswift, CA, FaceTime and Barracuda Networks.

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

We believe that we compete effectively in each of these areas. However, many of our current and potential competitors, such as Symantec, McAfee, Trend Micro, Cisco Systems, Google and Microsoft, have significantly greater financial, technical, marketing or other resources. They may have significantly greater name recognition, established marketing and channel relationships both in the United States and internationally, better access to SMB and enterprise customers, and a larger installed base of users. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the functionality of their products to address customer needs or may be acquired by a corporation with significantly greater resources. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

We have registered our Websense trademark in the United States, Japan, the European Union, Canada, Australia, China, Switzerland, Norway, Mexico, Colombia, Argentina, Singapore, South Africa, Taiwan, Brazil, Iceland, India, Morocco, Peru, Chile, Hong Kong, Jordan, New Zealand, Russia and Turkey. In addition, we have registrations for other Websense trademarks pending in several other countries. Effective trademark protection may not be available in every country where our products are available.

We seek to protect the source code of our products as trade secrets and as unpublished copyrighted works. We currently have 22 patents issued in the United States, 21 patents issued internationally, 40 patent applications pending in the United States and 90 pending international patent applications that seek to protect our proprietary database and Web filtering technologies, ThreatSeeker Web security technology and DLP and content distribution technology, including our PreciseID™ digital fingerprinting. No assurance can be given that any pending patent applications will result in issued patents.

Employees

As of December 31, 2010, we had 1,442 employees worldwide, including 258 in cost of revenue departments, 592 in selling and marketing, 479 in research and development and 113 in administration. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Web Site Access to SEC Filings

We maintain an Internet Web site at www.websense.com. The content of our Web site is not part of this report. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, available free of charge on our Web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Executive Officers

Our executive officers and their ages as of January 31, 2011 are as follows:

Name	Age	Position(s)
Gene Hodges	59	Chief Executive Officer
John McCormack	51	President
Douglas C. Wride	57	Chief Operating Officer
Didier Guibal	48	Executive Vice President, Worldwide Sales
Arthur S. Locke III	47	Sr. Vice President and Chief Financial Officer
Michael A. Newman	41	Sr. Vice President, General Counsel, Chief Administrative Officer and Secretary

Gene Hodges has been the Chief Executive Officer of Websense since January 2006, and was Websense’s President from January 2006 to April 2007. He has been a Director of Websense since January 2006. Prior to joining Websense, Mr. Hodges served as President of McAfee, Inc., a publicly-traded security software company, from November 2001 to January 2006. Mr. Hodges served as President of the McAfee Product Group from January 2000 to November 2001. From August 1998 to January 2000, he served as Vice President of Security Marketing. Mr. Hodges received a B.A. in Astronomy from Haverford College and completed the Harvard Advanced Management Program for business executives.

John McCormack has served as President of Websense since April 2009. Previously, Mr. McCormack served as Senior Vice President, Product Development from July 2006 to April 2009. From October 2005 until May 2006, Mr. McCormack was Vice President of Engineering for Symantec, a publicly-traded security software company. Mr. McCormack joined Symantec through the acquisition of Sygate Technologies, Inc., where he was Senior Vice President of Product Development from May 2004 to October 2005. From 1997 to 2004, Mr. McCormack served in various capacities with Cisco Systems, Inc., a publicly-traded computer hardware and software company, most recently as General Manager of the Secure Managed Networks Business Unit. Mr. McCormack received his Masters degree in Engineering Management from George Washington University and a B.S. in Computer Science from the University of New Hampshire.

Douglas C. Wride became Websense’s Chief Operating Officer in January 2009. Mr. Wride previously served as Websense’s President from April 2007 to April 2009 and as Chief Financial Officer from June 1999 until August 2007 and again from March 2009 to July 2009. From March 1997 to December 1998, Mr. Wride served as Chief Financial Officer of Artios, Inc., a provider of hardware and software design solutions to companies in the packaging industry. Mr. Wride also served as Chief Operating Officer of Artios from July 1997 to December 1998. Mr. Wride is a C.P.A. (inactive) and received his B.S. in Business/Accounting from the University of Southern California. On February 1, 2011, Websense announced that Mr. Wride plans to retire as Chief Operating Officer of Websense effective on February 15, 2011.

Didier Guibal has served as Websense’s Executive Vice President, Worldwide Sales since July 2009. Mr. Guibal was previously President of Panda Security, a provider of IT security solutions from April to October 2008. From May 2000 to January 2007, Mr. Guibal was a Vice President of Sales at Rightnow Technologies, Inc., a publicly-traded provider of SaaS enterprise solutions. From April 1996 to April 2000, Mr. Guibal was employed by McAfee, Inc., ultimately serving as Vice President of Sales-Americas. Mr. Guibal received a Masters degree in business at Sup de Co-Business School in Montpellier, France.

Arthur S. Locke III has served as Senior Vice President, Chief Financial Officer of Websense since July 2009. Mr. Locke was previously employed by MicroStrategy Incorporated, a publicly-traded worldwide provider of business intelligence software and services, from January 2001 to March 2009, ultimately serving as Executive Vice President, Finance and Chief Financial Officer. Mr. Locke is a C.P.A. and received a Bachelor of Science in Business Administration (BSBA) in Accounting and Computer Systems from American University.

Michael A. Newman has served as Senior Vice President, General Counsel, Chief Administrative Officer and Secretary of Websense since December 2010, after serving as Websense’s Senior Vice President, General Counsel and Secretary since August 2007. Mr. Newman was previously Websense’s Vice President and General Counsel from September 2002 to August 2007. From April 1999 to September 2002, Mr. Newman served in the legal department of Gateway, Inc., a publicly-traded PC manufacturer, and prior to that, Mr. Newman practiced as an attorney in the San Diego offices of Cooley Godward, LLP and Latham & Watkins LLP, two of California’s leading law firms. Mr. Newman received his B.S. in Business Administration from Georgetown University, and a J.D. from Harvard Law School.

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

The global economy has experienced a period of unprecedented volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from governments and regulatory agencies worldwide. We believe that financial distress and associated headcount reductions implemented by certain of our end user customers have caused these customers to choose shorter contract durations and/or reduce the number of seats under subscription and in some cases, have caused customers not to renew contracts at all. While the number of distressed customers appears to have stabilized, we expect this trend to continue until there is a broad worldwide economic recovery and positive job growth. These trends have negatively impacted the duration and scope of contract renewals and, in some cases, resulted in customer losses. Our average contract duration may be volatile as we seek contract renewals without eroding our average contract price, which may result in a shortening of our average contract duration. Credit markets may also adversely affect our resellers through whom our distributors distribute products and limit the credit value-added resellers may extend to their customers. The volatility of currency exchange rates can also significantly affect sales of our products denominated in foreign currencies. In addition, events in the global financial markets may make it difficult for us to access the credit markets or to obtain additional financing or refinancing, if needed, on satisfactory terms or at all.

Fluctuations in foreign currency exchange rates could materially affect our financial results.

A significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies so if the U.S. dollar weakens, our consolidated operating expenses would increase. Should the U.S. dollar strengthen, our products may become more expensive for our international customers with subscription contracts denominated in U.S. dollars, and as a result, our results of operations and net cash flows from international operations may be adversely affected, especially if international sales grow as a percentage of our total sales.

Changes in currency rates also impact our future revenue under subscription contracts that are not denominated in U.S. dollars as we bill certain international customers in Euros, British Pounds, Australian Dollars and Chinese Renminbi. Our revenue and deferred revenue for these currencies are recorded in U.S. dollars when the subscription begins based upon currency exchange rates in effect on the last day of the previous month before the subscription agreement is entered into. This accounting policy increases our risks associated with fluctuations in currency exchange rates since we cannot be assured of receiving the same U.S. dollar equivalent as when we bill exclusively in U.S. dollars. If there is a strong U.S. dollar at the time a subscription begins, we experience a reduction in subscription amounts as recorded in U.S. dollars relative to the foreign currency in which the subscription was priced to the customer. As a result, the strengthening of the U.S. dollar for current sales would reduce our future revenue from these contracts, even though these foreign currencies may strengthen during the term of these subscriptions. Because currency exchange rates remain volatile, our future revenue could be adversely affected by currency fluctuations.

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

Substantially all of our revenue for the years ended December 31, 2010, 2009 and 2008 was derived from new and renewal subscriptions to our Web filtering and Web security products primarily from enterprise customers, and we expect that a significant majority of our sales for 2011 will continue to be derived from our Web filtering and Web security products, including our Web Security Gateway sold with or without appliances. We expect sales of our DLP products; SaaS offerings; TRITON unified Web, data and email security solutions; and other products under development to comprise a relatively small portion of our revenue in 2011, but represent a meaningful portion of our sales growth in 2011. Our revenue growth is dependent on incremental sales of security products to new customers and to customers who upgrade products upon renewal, which must also offset declines in sales from the renewals of Web filtering subscriptions and declines in sales from OEM customers. If we cannot sufficiently increase our customer base with the addition of new customers and upgrade subscriptions for additional product offerings from existing customers or renew a sufficient number of customers, we will not be able to grow our business to meet expectations.

Subscriptions for our Web security, data loss prevention and email security products typically have durations of 12, 24 or 36 months. Our revenue depends upon maintaining a high rate of sales of renewal subscriptions and adding additional product offerings to existing customers as well as new customer sales. Our customers have no obligation to renew their subscriptions upon expiration, and if they renew, they may elect to renew for a shorter duration than the previous subscription period. As a result of macroeconomic conditions, our customers may elect to renew subscriptions for shorter durations and may reduce their subscribed products due to contractions of work forces of their respective organizations. This may require increasingly costly sales efforts targeting senior management and other management personnel associated with our customers’ Internet and security infrastructure. We may not be able to maintain or continue to generate increasing revenue from existing customers.

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

In our annual and quarterly reports (as amended) for the periods from December 31, 2008 through September 30, 2009, we reported material weaknesses in our internal control over financial reporting which related to our revenue recognition under OEM contracts and our computation of our income tax benefit for the year ended December 31, 2008. We took a number of actions to remediate these material weaknesses, which included reviewing and designing enhancements to certain of our controls and processes relating to revenue recognition and the computation of the income tax provision as well as conducting additional training in these areas. Based upon these remediation actions, management concluded that the material weaknesses described above were remediated as of December 31, 2009. However, in the fourth quarter of 2010, we determined that we made an error in the fourth quarter of 2009 in identifying the accurate cause of a $5.8 million variance in our deferred tax assets. As a result, we reassessed the effectiveness of our disclosure controls and procedures for the year ended December 31, 2009 and the period from January 1, 2010 through September 30, 2010 and concluded that we continued to have a material weakness in the internal controls over the computation of our income tax provision. In the fourth quarter of 2010, we took additional remediation measures and tested the design and operating effectiveness of the newly implemented controls and concluded that the material weakness described above has been remediated as of December 31, 2010.

Although we believe we have taken appropriate actions to remediate the material weaknesses we cannot assure you that we will not discover other material weaknesses applicable to both future and past reporting periods. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be harmed.

Failure of our newer security products, including our security gateway products, DLP products, SaaS security solutions and our V-series appliance platform, to achieve more widespread market acceptance will seriously harm our business particularly if Web Filtering products continue to commoditize.

Our ability to generate revenue growth depends on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our security gateway offerings as our Web filtering products become more of a commodity. We now sell our next generation Web content gateway to address emerging Web 2.0 threats, Websense Web Security Gateway, as well as our V10000 and V5000 appliances pre-loaded with our software. We also sell the Websense Data Security Suite, our DLP offering for the data loss prevention market, Websense Hosted Web Security and Websense Hosted Email Security, our SaaS offerings, and Websense Email Security, our email filtering solution. We offer our products with TRITON, our unified Web, data and email security solution, which combines our products into a single platform. We continue to develop and release products in accordance with our announced product roadmap. We may not be successful in achieving market acceptance of these or any new products that we develop and may be unsuccessful in obtaining incremental sales as a result. If our products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we fail to continue to upgrade and diversify our products, we could lose revenue from renewal subscriptions for our Web filtering products as these products continue to suffer from commoditization.

Our V-series appliance platform exposes us to risks inherent with the sale of hardware, to which we were not previously exposed as a software company.

With the launch of our V10000 appliance in 2009 and the release of our V5000 appliance in June 2010, we are selling products that are hardware-based and not solely software-based. Our V-series appliances are manufactured by a third-party contract manufacturer, and a third-party logistics company is providing logistical services, including product configuration and shipping. Our ability to deliver our V-series appliances to our customers could be delayed if we fail to effectively manage our third-party relationships or if our contract manufacturer or logistics provider experiences delays, disruptions or quality control problems in manufacturing, configuring or shipping the appliances. If our third-party providers fail for any reason to manufacture and deliver the V-series appliances with acceptable quality, in the required volumes, and in a cost-effective and timely manner, it could be costly to us, as well as disruptive to product shipments. In addition, supply disruptions or cost increases could increase our cost of goods sold and negatively impact our financial performance. Our V-series appliance platforms may also face greater obsolescence risks than our pure software products.

Our revenue is derived almost entirely from sales through indirect channels and we depend upon these channels to create demand for our products.

Our revenue has been derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Although we rely upon these indirect channels of distribution, we also depend upon our internal sales force to generate sales leads and sell products through the reseller network. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 31%, 30% and 23% of our revenues during fiscal years 2010, 2009 and 2008, respectively. In addition, we began using Arrow Electronics as an additional broadline distributor in North America in 2010. Should Ingram Micro or Arrow Electronics experience financial difficulties, difficulties in collecting their accounts receivable or otherwise delay or prevent our collection of accounts receivable from them, our revenue and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenue and cash flow could be adversely affected. Our indirect sales model involves a number of additional risks, including:

•	our resellers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	we cannot control the level of effort our resellers and distributors expend or the extent to which any of them will be successful in marketing and selling our products;

•

we cannot assure that our channel partners will market and sell our newer product offerings such as our security-oriented offerings, our Web Security Gateway, our V-series appliances, our DLP offerings, our SaaS security products or our Websense TRITON solutions;

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

Our quarterly operating results have varied significantly in the past, and will likely vary in the future. Many of these variations come from macroeconomic and seasonal changes causing fluctuations in our billings, operating expenses and tax provisions. Although a significant portion of our revenue in any quarter comes from previously deferred revenue, a meaningful portion of our revenue in any quarter depends on the number, size and length of subscriptions to our products that are sold in that quarter. In addition, we have become increasingly dependent upon large orders which have a significant effect on our operating results during the quarter in which we receive them. The timing of such orders or the loss of an order is difficult to predict and the timing of revenue recognition from such orders may affect period to period changes. Changes in revenue recognition rules regarding sales of our appliances may cause some unpredictability in our quarterly revenue results as revenue for sales of appliances and the related costs will generally be recognized when the appliances are sold as opposed to being recognized ratably over the subscription term. The unpredictability of quarterly fluctuations is further increased by the fact that a significant portion of our quarterly sales have historically been generated during the last month of each fiscal quarter, with many of the largest enterprise customers purchasing subscriptions to our products nearer to the end of the last month of each quarter. Further, an increasing portion of our billings are attributable to larger subscriptions ($1 million or more), so delays in completing agreements before the end of a quarter may cause a material failure to meet our billings guidance for the quarter.

Our operating expenses may increase in the future if we expand our selling and marketing activities, increase our research and development efforts or hire additional personnel which could impact our margins. In addition, our operating expenses historically have fluctuated, and may continue to fluctuate in the future, as the result of the factors described below and elsewhere in this annual report:

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

The market for our products is intensely competitive and is likely to become even more so in the future. Our current principal Web filtering competitors frequently offer their products at a significantly lower price than our products, which has resulted in pricing pressures on sales of our basic Web filtering products and email filtering products and potentially could result in the commoditization of these products. We depend on our more advanced security products to replace and grow revenue from Web filtering subscriptions that are not renewed. We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle competitive products with their current products with no price increase to these current products. Increased competition may cause price reductions or a loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are unable to maintain the current pricing on sales of our products or increase our pricing in the future, our results of operations could be negatively impacted. Even if our products provide greater functionality and are more effective than certain other competitive products, potential customers might accept this limited functionality. In addition, our own indirect sales channels may decide to develop or sell competing products instead of our products. Pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our products to achieve or maintain widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our current principal competitors include:

•

companies offering Web filtering and Web security solutions, such as Microsoft, McAfee (to be acquired by Intel Corporation), Trend Micro, Google, Webroot/BrightCloud, SafeNet/Aladdin, FaceTime, EdgeWave, M86 Security, Clearswift, Checkpoint, Sophos, Kaperskey Lab, AhnLab Inc., IBM, Panda Security SafeNet, F-Secure, Commtouch and CA (formerly Computer Associates);

•

companies integrating Web filtering into specialized security appliances, such as Blue Coat Systems, Cisco Systems/Ironport, McAfee, Check Point Software, EdgeWave, Barracuda Networks, Trend Micro, SonicWALL, Sophos, IBM, Panda Software, Fortinet and M86 Security;

•

companies offering DLP solutions, such as Symantec, Verdasys, Trustwave, EMC, McAfee, IBM, Trend Micro, Proofpoint, Palisade Systems, CA, Raytheon, Intrusion, Fidelis, GTB Technologies, Workshare, Check Point Software and Code Green Networks;

•

companies offering messaging or email security solutions, such as McAfee, Symantec/Message Labs, Google, Cisco Systems, Barracuda Networks, SonicWALL, Trend Micro, Axway, Sophos, Microsoft, Proofpoint, Clearswift, Commtouch, Zix Corporation, WatchGuard, M86 Security, Webroot and Fortinet;

•

companies offering on-demand email and Web security services, such as Google, Microsoft, Symantec/Message Labs, McAfee, Webroot/Bright Cloud, EdgeWave, Barracuda Networks, Zscaler, Trend Micro and Cisco Systems/ScanSafe;

•	companies offering desktop security solutions, such as Check Point Software, Cisco Systems, McAfee, Microsoft, Symantec, CA, Sophos, Webroot, IBM and Trend Micro; and

•

companies offering Web gateway solutions, such as Microsoft, Blue Coat Systems, Cisco Systems, Trend Micro, Check Point Software, McAfee, Juniper Networks, Optinet, Safe Net/Aladdin, M86 Security, Clearswift, CA, FaceTime and Barracuda Networks.

As we develop and market our products with an increasing security-oriented emphasis, we also face growing competition from security solutions providers. Many of our competitors within the Web security market, such as Symantec, McAfee (to be acquired by Intel Corporation), Trend Micro, Cisco Systems, Google and Microsoft enjoy substantial competitive advantages, including:

•	greater name recognition and larger marketing budgets and resources;

•	established marketing relationships and access to larger customer bases; and

•	substantially greater financial, technical and other resources.

As a result, we may be unable to gain sufficient traction as a provider of Web security solutions, and our competitors may be able to respond more quickly and effectively than we can to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, marketing, promotion and sale of their products than we can. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the functionality and market acceptance of their products or may be acquired by a corporation with significantly greater resources. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, develop new products or enhance existing products and services more quickly. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, many of our competitors made recent acquisitions in some of our product areas, and, we expect competition to increase as a result of this industry consolidation. Through an acquisition, a competitor could bundle separate products to include functions that are currently provided primarily by our Web and data loss prevention solutions and sell the combined product at a lower cost which could essentially include, at no additional cost, the functionality of our stand-alone solutions. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

The covenants in our credit facility restrict our financial and operational flexibility, including our ability to complete additional acquisitions and invest in new business opportunities.

In October 2010, we announced that we had entered into a senior credit facility (the “2010 Credit Agreement”) and used the initial proceeds to repay our term loan and retire the 2007 amended and restated senior secured credit facility (the “2007 Credit Agreement”). The 2010 Credit Agreement contains affirmative and negative covenants, including an obligation to maintain a certain consolidated leverage ratio and consolidated interest coverage ratio and restrictions on our ability to borrow money, to incur liens, to enter into mergers and acquisitions, to make dispositions, to pay cash dividends or repurchase capital stock, and to make investments, subject to certain exceptions. An event of default under the 2010 Credit Agreement could allow the lenders to declare all amounts outstanding with respect to the agreement to be immediately due and payable. The 2010 Credit Agreement is secured by substantially all of our assets, including pledges of stock of certain of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. If the amount outstanding under the 2010 Credit Agreement is accelerated, the lenders could proceed against those assets and stock. Any event of default, therefore, could have a material adverse effect on our business. Our 2010 Credit Agreement also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure that we will meet those ratios.

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

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented 50% of our total revenues generated during both fiscal years 2010 and 2009, and 46% during 2008. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

•	our ability to adapt to sales and marketing practices and customer requirements in different cultures;

•	our ability to successfully localize software products for a significant number of international markets;

•	the significant presence of some of our competitors in some international markets;

•	laws and business practices favoring local competitors;

•	dependence on foreign distributors and their sales channels;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including tax laws and regulations and consumer protection and privacy laws; and

•	regional economic and political conditions, including civil unrest and adverse economic conditions in emerging markets with significant growth potential.

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

We may spend significant time and money on research and development to enhance our TRITON management console, V-series appliances, content gateway products, DLP products and our SaaS security products. If these products fail to achieve broad market acceptance in our target markets, we may be unable to generate significant revenue from our research and development efforts. As a result, our business, results of operations and financial condition would be adversely impacted.

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

Our products are complex, are deployed in a wide variety of network environments and manage content in a dramatically changing Web 2.0 world. Our products may have errors or defects that users identify after deployment, which could harm our reputation and our business. In addition, products as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of our products, and we expect to find such errors in the future. Because customers rely on our products to manage employee behavior to protect against security risks and prevent the loss of sensitive data, including confidential and proprietary information, any significant defects or errors in our products may result in negative publicity or legal claims. For example, an actual or perceived breach of network or computer security at one of our customers, regardless of whether the breach is attributable to our products, could adversely affect the market’s perception of our security products. Moreover, any actual security breach could result in product liability and related claims. Our subscription agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, however, it is possible, that such provisions may not be effective under the laws of certain jurisdictions, particularly in circumstances involving subscriptions without signed agreements from our customers.

In addition to the risks above, parties whose Web sites or executable files are placed in security-risk categories or other categories with negative connotations may seek redress against us for falsely labeling them or for interfering with their business. The occurrence of errors could adversely affect sales of our products, divert the attention of engineering personnel from our product development efforts and cause significant customer relations or legal problems.

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

In October 2010 we announced that we had entered into the 2010 Credit Agreement and that we used the initial proceeds to repay the term loans and retire the 2007 Credit Agreement. Under the 2010 Credit Agreement, we can borrow $120 million and use proceeds to fund share repurchases or other corporate purposes. We may increase the maximum aggregate commitment under the 2010 Credit Agreement to $200 million if certain conditions are satisfied, including that we are not in default under the 2010 Credit Agreement at the time of the increase and that we obtain the commitment of the lenders participating in the increase. If we should need to increase the aggregate commitment, it may not be possible to satisfy these conditions. The limitations our 2010 Credit Agreement imposes on us could have important consequences, including:

•	it may be difficult for us to satisfy our obligations under the 2010 Credit Agreement;

•	we may be less able to obtain other debt financing in the future;

•	we could be less able to take advantage of significant business opportunities, including acquisitions or divestitures, as a result of debt covenants;

•	our vulnerability to general adverse economic and industry conditions could be increased; and

•	we could be at a competitive disadvantage to competitors with less debt.

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

From time to time, we are also audited by various state, federal and tax authorities of other countries in which we operate. Generally, the tax years 2005 through 2009 could be subject to examination by U.S. federal and most state tax authorities. We are currently under examination by the respective tax authorities for tax years 2005 to 2008 in the United States, for 2005 to 2008 in the United Kingdom and for 2006 to 2008 in Israel. We also have various other on-going audits in various stages of completion. No outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and any appeals process.

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

During the first quarter of 2010, we were informed by the U.S. Internal Revenue Service (“IRS”) that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter which outlined all of their proposed audit adjustments and required us to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. We disagree with all of the proposed adjustments and have submitted a formal protest to the IRS for each matter. The IRS has acknowledged the receipt of our protest and has assigned our case to an IRS Appeals Officer. We are now awaiting an appointment with the assigned Appeals Officer. We intend to continue to defend our position on all of these matters, including through litigation if required. While the timing of the ultimate resolution of these matters cannot be reasonably estimated at this time, we may be required to make additional payments in order to resolve these matters.

The IRS has identified and is aggressively pursuing cost sharing arrangements between domestic and international subsidiaries, including the amount of the buy-in, as a potential area for audit exposure for many companies. If this matter is litigated and the position proposed by the IRS is sustained, our results of operations for periods when any new liability is incurred would be materially and adversely affected. We also cannot predict what impact an adverse result could have on our future income tax rate, which could adversely impact our results of operations.

Any failure to protect our proprietary technology would negatively impact our business.

Intellectual property is critical to our success, and we rely upon patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our Websense brands. We rely on trade secrets to protect technology where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, collaborators and consultants to enter into confidentiality agreements, we cannot assure that these agreements will not be breached or that we will have adequate remedies for any breach. We may not be able to adequately protect our trade secrets or other proprietary information in the event of any unauthorized use or disclosure, or the lawful development by others of such information. Any intentional disruption and/or the unauthorized use or publication of our trade secrets and other confidential business information, via theft or a cyber attack, could adversely affect our competitive position, reputation, brand and future sales of our products.

We have registered our trademarks in several countries and have registrations for the Websense trademark pending in several other countries. Effective trademark protection may not be available in every country where our products are available. Furthermore, any of our trademarks may be challenged by others or invalidated through administrative process or litigation.

We currently have 22 patents issued in the United States and 21 patents issued internationally, and we may be unable to obtain further patent protection in the future. We have other pending patent applications in the United States and in other countries. We cannot ensure that:

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

Because we recognize revenue from subscriptions for our software products ratably over the term of the subscription, downturns in software subscription sales may not be immediately reflected in our revenue.

Most of our revenue comes from the sale of subscriptions to our software products, including our SaaS offerings. Upon execution of a subscription agreement or receipt of royalty reports from OEM customers, we invoice our customers for the full term of the subscription agreement or for the period covered by the royalty report from OEM customers. We then recognize revenue from customers daily over the terms of their subscription agreements, or performance period under the OEM contract, as applicable, which, in the case of subscriptions, typically have durations of 12, 24 or 36 months. Even though new revenue recognition rules will result in our recognition of revenue from hardware sales in the current period that the sale is concluded, a majority of the revenue we report in each quarter will continue to be derived from deferred revenue from subscription agreements and OEM contracts entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products, before these downturns are reflected by declining revenues.

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

Acquisitions involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel of the acquired company;

•	potential loss of customers and OEM relationships of the acquired company;

•	diversion of financial and management resources from existing operations and core businesses;

•	risk of entering new markets;

•	potential loss of key employees of the acquired company;

•	integrating personnel with diverse business and cultural backgrounds;

•	preserving the development, distribution, marketing and other important relationships of the companies;

•	assumption of liabilities of the acquired company, including debt and litigation;

•	inability to generate sufficient revenue from newly acquired products and/or cost savings needed to offset acquisition related costs; and

•	the continued use by acquired companies of accounting policies that differ from GAAP.

Acquisitions may also cause us to:

•	issue equity securities that would dilute our current stockholders’ percentage ownership;

•	assume certain liabilities, including liabilities that were not detected at the time of the acquisition;

•	incur additional debt, such as the debt we incurred to partially fund the acquisition of SurfControl;

•	make large and immediate one-time write-offs for restructuring and other related expenses;

•	become subject to intellectual property or other litigation; and

•	create goodwill and other intangible assets that could result in significant impairment charges and/or amortization expense.

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

Our success depends largely upon the continued services of our executive officers and other key management personnel and our ability to recruit new personnel to executive and key management positions. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products and technologies. We do not have employment agreements with our executive officers, key management or development personnel that would prevent them from terminating their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, results of operations and financial condition. In such an event we may be unable to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

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

The restatement of our historical financial statements has already consumed, and may continue to consume, a significant amount of our time and resources and may have a material adverse effect on our business and stock price.

We have restated our consolidated financial statements and related disclosures for fiscal years ended December 31, 2007, 2008 and 2009. The restatement process was highly time and resource-intensive and involved substantial attention from management and significant legal and accounting costs. Although we have now completed the restatement, we cannot guarantee that we will have no inquiries from the SEC or NASDAQ regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

Further, many companies that have been required to restate their historical financial statements have experienced a decline in stock price and stockholder lawsuits related to the restatement. We cannot guarantee that we will not be similarly affected.

Compliance with regulation of corporate governance, accounting principles and public disclosure may result in additional expenses.

Compliance with laws, regulations and standards relating to corporate governance, accounting principles and public disclosure, including the Sarbanes-Oxley Act of 2002, Dodd-Frank Wall Street Reform and Consumer Protection Act, and NASDAQ listing rules, have caused us to incur higher compliance costs and we expect to continue to incur higher compliance costs as a result of our increased global reach and obligation to ensure compliance with these laws as well as local laws in the jurisdictions where we do business. These laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time. Further guidance by regulatory and governing bodies can result in continuing uncertainty regarding compliance matters and higher costs related to the ongoing revisions to accounting, disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

Our 2010 Credit Agreement accelerates and becomes payable in full upon a change of control, which is defined generally as a person or group acquiring 35% of our voting securities or a proxy contest that results in changing a majority of our Board of Directors. These consequences may discourage third parties from attempting to acquire us.

We do not intend to pay dividends.

We have not declared or paid any cash dividends on our common stock since we have been a publicly traded company. We currently intend to retain any future cash flows from operations to fund growth, pay down our senior credit facility and repurchase shares of our common stock, and therefore do not expect to pay any cash dividends in the foreseeable future. Moreover, we are not permitted to pay cash dividends under the terms of our senior secured credit facility.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters and principal offices are located in San Diego, California, where we have leased approximately 122,000 square feet as of December 31, 2010. This lease expires in December 2013 with an option to extend the lease for an additional five years. Our international headquarters and offices are located in Dublin, Ireland. We lease additional office space in Los Gatos, California; Reading and Congleton, England; Ra’anana, Israel; Sydney, Australia and Shanghai, Guangzhou and Beijing, China and have executive suite arrangements on monthly or annual arrangements, depending on the local market, relating to office space in the United Kingdom, Brazil, Dubai, France, Germany, Hong Kong, India, Italy, Japan, Singapore, Spain, Sweden, the Netherlands, Turkey and Dallas, Texas.

Item 3.	Legal Proceedings

On July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that our making, using, importing, selling and/or offering for sale Websense Web Filter, Websense Web Security and Websense Web Security Gateway infringes U.S. Patent No. 6,092,194 (“194 Patent”). Finjan, Inc. seeks an injunction from further infringement of the 194 Patent and damages. We deny infringing any valid claims of the 194 Patent and intend to vigorously defend the lawsuit.

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

Item 4.	[Removed and Reserved]

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “WBSN”. The following table sets forth the range of high and low closing prices on Nasdaq of our common stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Years Ended December 31,
	2010		2009
	High	Low	High	Low
First Quarter	$24.29	$17.46	$16.14	$9.77
Second Quarter	24.96	18.90	19.45	12.41
Third Quarter	21.38	17.73	18.09	14.64
Fourth Quarter	22.39	17.18	18.27	15.53

To date, we have neither declared nor paid any cash dividends on our common stock. We currently intend to retain all future cash flows from operations, if any, for use in the operation and development of our business and for debt repayment and stock repurchases and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Moreover, we are not permitted to pay cash dividends under the terms of our 2010 Credit Agreement. As of February 1, 2011, there were approximately 6,500 holders of record of our common stock. See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans.

Issuer Purchases of Equity Securities

In April 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. In August 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In July 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. In January 2010, Websense’s Board of Directors increased the size of its stock repurchase program by an additional 4 million shares, for a total program size of up to 16 million shares. In October 2010, our Board of Directors increased the number of shares authorized for repurchase under the program by 8 million shares, for a total program size of up to 24 million shares. We repurchased 4,090,495 shares in 2010, bringing the total number of shares repurchased as part of our stock repurchase program to 15,624,519.

The following table represents our purchases of equity securities during the fourth quarter of fiscal year 2010:

Month	Number of Shares Purchased During Month	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Number of Shares that May Be Purchased Under the Plan
October 2010	183,931	$18.72	14,624,161	9,375,839
November 2010	792,223	$21.61	15,416,384	8,583,616
December 2010	208,135	$21.26	15,624,519	8,375,481
Total	1,184,289	$21.10	15,624,519	8,375,481

Item 6.	Selected Financial Data

The following table summarizes certain historical financial information at the dates and for the periods indicated prepared in accordance with GAAP and gives effect to the restatements described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 to our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008, and the consolidated balance sheet data as of December 31, 2010 and 2009 (as restated), have been derived from our consolidated financial statements audited by Ernst & Young LLP, an independent registered public accounting firm, included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2007 (as restated) and 2006 and the consolidated balance sheet data as of December 31, 2008 (as restated), 2007 (as restated) and 2006 have been derived from our financial statements not included herein. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except for per share data)
				(As Restated)(1)
Statement of Operations Data:
Revenues	$332,762	$313,713	$288,274	$210,307	$178,814
Cost of revenues	53,090	50,806	48,160	29,140	15,274

Gross profit	279,672	262,907	240,114	181,167	163,540
Operating expenses:
Selling and marketing	157,758	166,910	175,365	126,247	80,135
Research and development	54,325	52,643	53,274	40,913	22,663
General and administrative	36,779	40,295	45,343	32,708	21,279

Total operating expenses	248,862	259,848	273,982	199,868	124,077

Income (loss) from operations	30,810	3,059	(33,868)	(18,701)	39,463
Interest expense	(3,715)	(7,084)	(13,134)	(4,308)	—
Other (expense) income, net	(834)	384	739	9,461	11,287

Income (loss) before income taxes	26,261	(3,641)	(46,263)	(13,548)	50,750
Provision (benefit) for income taxes	7,609	7,056	(19,484)	8,748	18,657

Net income (loss)	$18,652	$(10,697)	$(26,779)	$(22,296)	$32,093

Net income (loss) per share:
Basic net income (loss) per share	$0.44	$(0.24)	$(0.59)	$(0.49)	$0.69
Diluted net income (loss) per share	$0.43	$(0.24)	$(0.59)	$(0.49)	$0.68
Weighted average shares—basic	42,313	44,262	45,190	45,107	46,494
Weighted average shares—diluted	43,342	44,262	45,190	45,107	47,116

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
		(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash) and marketable securities	$78,080	$83,296	$66,811	$87,733	$326,905
Total assets	661,943	695,846	718,848	774,924	424,257
Deferred revenue	394,304	380,112	341,784	288,043	220,343
Long-term liabilities	229,744	233,929	261,965	322,829	71,804
Total stockholders’ equity	131,663	156,915	170,845	186,622	180,725

(1)

As more fully described in Note 2 to the consolidated financial statements contained in this Annual Report on Form 10-K, we have restated our previously reported consolidated statement of operations for 2007 and consolidated balance sheets as of December 31, 2009, 2008 and 2007 to record the write-off of a $5.8 million tax asset. The write-off of the tax asset had the following effect on our consolidated statement of operations for 2007 and consolidated balance sheets as of December 31, 2009, 2008 and 2007:

	Year Ended December 31, 2007
Statement of Operations Data:	(As Previously Reported)	(As Restated)
	(In thousands)
Loss before income taxes	$(13,548)	$(13,548)
Provision for income taxes	2,933	8,748
Net loss	(16,481)	(22,296)
Basic and diluted net loss per share	$(0.37)	$(0.49)

	December 31,
	2009		2008		2007
Balance Sheet Data:	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)
	(In thousands)
Income tax receivable/prepaid income tax	$11,446	$7,589	$10,927	$10,927	$3,734	$3,734
Deferred income taxes	48,333	46,375	58,435	52,620	42,158	36,343
Total assets	701,661	695,846	724,663	718,848	780,739	774,924
Retained earnings	28,416	22,601	39,113	33,298	65,892	60,077
Total stockholders’ equity	162,730	156,915	176,660	170,845	192,437	186,622

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The information below has been adjusted solely to reflect the impact of the restatement of our financial results which is more fully described in Note 2 to the consolidated financial statements contained in this Annual Report on Form 10-K and under the paragraph “Restatement of Previously Issued Consolidated Financial Statements” below and does not reflect any subsequent information or events occurring after the date of the filing of our reports originally presenting the financial information being restated or update any disclosure herein to reflect the passage of time since the date of such filings. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. Factors that might cause such a difference include, but are not limited to, those discussed below and elsewhere, including under Item 1A “Risk Factors” of this Annual Report on Form 10-K. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K.

Restatement of Previously Issued Consolidated Financial Statements

We have restated our previously reported consolidated balance sheet at December 31, 2009 and the statement of stockholders’ equity at January 1, 2008 and related disclosures, to record the write-off of a $5.8 million tax asset that originated from an error in a calculation when we changed our tax method of accounting for deferred revenue in 2003.

The error resulted in our reporting overstated deferred tax assets of approximately $5.8 million in our financial statements for fiscal years 2003 through 2008. In 2009, we reclassified a portion of the error amount from deferred tax assets to income tax receivable because of a belief at the time that the error amount was related to monthly-to-daily revenue adjustments for fiscal years 2006 through 2008 and, therefore, would be recoverable by amending our tax returns for those years. We subsequently discovered the error amount was instead related to an error in the calculation of the deferred tax assets when we changed the tax method of accounting for deferred revenue in 2003. The statute of limitations to claim a refund for the 2003 tax year expired in September 2007. After evaluating various tax planning strategies, management determined that there is substantial uncertainty as to whether it will be able to recover the error amount based on case law. As a result, we have concluded that we need to restate our 2007 financial statements to reflect the write-off of the $5.8 million deferred tax asset and our 2009 and 2008 financial statements to reflect the write-off of the tax asset and retained earnings balances. The restatements had no impact on the financial statement amounts previously reported for our revenues, operating costs and expenses, net income (loss) and cash flows from operations for the years ended December 31, 2009 and 2008, or for the nine months ended September 30, 2010, or any quarterly periods from January 1, 2008 through September 30, 2010.

Overview

We are a global provider of unified Web, data and email content security solutions designed to protect data and users from modern cyber-threats, information leaks, legal liability and productivity loss. We provide our solutions as software installed on standard server hardware, as software pre-installed on optimized appliances, as a cloud-based service (software as-a-service or SaaS) offering, or in a hybrid appliance/SaaS configuration. Our products and services are sold worldwide to public sector entities, enterprise customers, small and medium sized businesses (SMBs), and Internet service providers through a network of value-added resellers and original equipment manufacturer (OEM) arrangements.

Our portfolio of Web security, data security and email content security solutions allows organizations to:

•

prevent access to undesirable and dangerous elements on the Web, such as Web sites that contain inappropriate content or sites that download viruses, spyware, keyloggers or other varieties of malicious code;

•	protect from spam, inappropriate content and malware embedded in user-generated content on Web 2.0 sites;

•	prevent unauthorized use and leaks of sensitive data, such as customer or employee information;

•	identify and remove malware from incoming Web content;

•	filter spam from incoming email;

•	filter viruses and other malicious attachments from email and instant messages;

•	manage the use of non-Web Internet traffic, such as peer-to-peer communications and instant messaging;

•	control misuse of an organization’s valuable computing resources, including unauthorized downloading of high-bandwidth content.

Since we commenced operations in 1994, Websense has evolved from a reseller of computer security products to a leading developer and provider of IT security software solutions. Our first Web filtering software product was released in 1996 and prevented access to inappropriate Web content. Since then, we have focused on adapting our Web filtering and content classification capabilities to address changing Internet use patterns including the rise of Web-based social and business applications and the growing incidence of Web-based criminal activity.

During both 2010 and 2009, we derived 50% of our revenue from international sales, and 46% during 2008, with the United Kingdom comprising approximately 13%, 14% and 15% of the revenue during 2010, 2009 and 2008, respectively. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

We utilize a two-tier distribution strategy in North America to sell our products, with an objective of increasing the number of value-added resellers selling our products and further extending our reach into the SMB market segment. Our distribution strategy outside North America also relies on a multi-tiered system of distributors and value-added resellers. Sales through indirect channels currently account for more than 90% of our revenue. Sales to Ingram Micro, one of our broad-line distributors for North America that sold our products through approximately 1,300 resellers in 2010, accounted for approximately 31%, 30% and 23% of our revenue in 2010, 2009 and 2008, respectively. We also have several arrangements with OEMs that grant the OEM customers the right to incorporate our products into the OEM’s products for resale to end-users.

We sell subscriptions to our products, generally in 12, 24 or 36 month contract durations, based on the number of seats or devices managed. As described elsewhere in this report, we recognize revenue from subscriptions to our software products on a daily straight-line basis commencing on the day the term of the subscription begins, over the term of the subscription agreement. We recognize revenue associated with OEM contracts ratably over the contractual period for which we are obligated to provide our services. We generally recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract and are fully expensed in the period the product and/or key are delivered. Our operating expenses in 2010 decreased as compared to 2009 primarily due to a reduction in the amortization of acquired intangible assets of approximately $12.8 million and to a lesser extent the overall favorable movement of currency exchange rates. These cost reductions were partially offset in 2010 by increased cost of sales related to our appliances of approximately $5.0 million and increased investments in product research and development.

In October 2007, we closed our acquisition of SurfControl and as a result incurred a net loss under GAAP during the fourth quarter of 2007 and for fiscal years 2007, 2008 and 2009. Similar to Websense, SurfControl sold products primarily under subscriptions whereby revenues were recorded ratably over the term of the agreement. Under purchase accounting, we wrote off $101.1 million of the deferred revenue of SurfControl, leaving a balance of $19.7 million. This adjustment reflected the fair value of the post-contract technical support services that is recognized daily in accordance with our revenue recognition policy. In connection with the acquisition, we incurred restructuring costs primarily in connection with reducing SurfControl headcount and eliminating redundant facilities. As of the acquisition date, we also immediately started to incur the expenses of operating the SurfControl operations as well as recording the amortization of the acquired intangibles. Primarily as a result of our deferred revenue as of December 31, 2009, our new and renewed billings during 2010 and the significant reduction in the amortization charges of acquired intangible assets, we reported net income for fiscal 2010 and currently expect to report even higher net income for fiscal 2011.

Billings represent the amount of subscription contracts billed to customers during the period. Our subscription-based business model operates such that billings are recorded initially to our balance sheet as deferred revenue and then recognized to our income statement as revenue ratably over the subscription term or, in the case of OEM arrangements, over the contractual obligation period. Our billings are not a numerical measure that can be calculated in accordance with GAAP. We provide this measurement in reporting financial performance because this measurement provides a consistent basis for understanding our sales activities each period. We believe the billings measurement is useful because the GAAP measurements of revenue and deferred revenue in the current period include subscription contracts commenced in prior periods. We reported billings (net of distributor marketing payments, channel rebates and adjustments to the allowance for doubtful accounts) of $347.0 million during 2010 compared to $352.0 million during 2009. Billings from renewals of existing subscriptions declined from $249.2 million in 2009 to $238.6 million in 2010 and billings from OEM arrangements declined from $17.8 million in 2009 to $10.7 million in 2010. Billings from incremental sales including subscriptions to new customers and upgraded subscriptions increased from $85.0 million in 2009 to $97.7 million in 2010. We expect these trends to continue in 2011. During the fourth quarter of 2010, the momentum and mix of our business shifted to our TRITON-based Web security gateway family. The average annual value of each subscription sold during 2010 was $9,100 compared to $8,000 in 2009, reflecting our increased sale of Web security and Web security gateway products to larger enterprise customers. We expect our billings to grow in 2011 relative to 2010 billings. Our billings depend in part on the number of subscriptions up for renewal each quarter and are influenced by seasonal variations with our fourth quarter generally being the strongest quarter in billings, and our first quarter generally being the lowest quarter for billings each fiscal year. As a trend, the percentage of billings from subscriptions to our Web Security Gateway products, including those pre-installed on appliances is increasing and the percentage of billings from our pure Web filtering products is declining.

During 2010, we completed a global restructuring of our internal distribution operations. The restructuring became effective in 2011, and we anticipate that it will reduce the complexity and compliance risks associated with our global distribution activities. It may also result in a reduction in our GAAP effective tax rate depending on our results of operations, including our international revenue relative to our U.S. revenue.

We are required to implement new revenue recognition rules in 2011 under which revenue for sales of appliances and the related costs will generally be recognized when the appliances are sold. In general, this means we will no longer amortize the revenue and costs for appliance sales booked in 2011 over the software subscription period. Adoption of the new rules will not change recognition of subscription software revenue or how billings are reported. These new rules are not being adopted retroactively and approximately $20 million in deferred revenue and approximately $9 million in deferred costs as of December 31, 2010 associated with past appliance sales will be recognized ratably over the remaining subscription term.

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

Revenue Recognition. When a purchase decision is made, customers can order any number of products from Websense and enter into a subscription agreement, which is generally 12, 24 or 36 months in duration and is for a fixed number of seats or devices. These products include on-premise software subscriptions, SaaS subscriptions, premium post-contract technical support and appliances. Additionally, Websense on-premise and SaaS subscriptions include updates/upgrades and standard post-contract technical support over the subscription term. Under software revenue recognition accounting guidance, vendor specific objective evidence (“VSOE”) of selling price is required in order to separate multiple elements in an arrangement including software. As Websense does not have adequate support for VSOE, all elements in a multiple element arrangement containing software are treated as a single unit of accounting. We recognize revenue for the entire arrangement as a single unit of accounting on a daily straight-line basis, commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver access codes to users, and in the case of our appliance product we ship the product with our software pre-installed on the product, and then promptly invoice customers for the full amount of their order. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet.

We are required to implement new revenue recognition rules beginning January 1, 2011. Under the new guidance on arrangements that include software elements, tangible products (e.g., appliances) that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will be subject to other relevant revenue recognition guidance. Additionally, when VSOE or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance requires significant management judgment when determining its best estimate of selling price (e.g., the selection of relevant market conditions and entity specific factors). Upon adoption of these rules, we will generally recognize revenue for sales of appliances and the related costs when sold. The adoption of these standards will not change the recognition of deferred revenue and deferred costs on our balance sheet as of December 31, 2010.

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

We record distributor marketing payments and channel rebates as an offset to revenue. We recognize distributor marketing payments as an offset to revenue as the marketing service is provided. We recognize channel rebates as an offset to revenue generally on a straight-line basis over the term of the underlying subscription sale.

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

At December 31, 2010, there was $37.5 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of approximately 1.7 years.

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

We determine the fair value of share-based payment awards on the date of grant using an option-pricing model that is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our historical stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

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

During the first quarter of 2010, we were informed by the IRS that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter which outlined all of their proposed audit adjustments and required us to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. We disagree with all of the proposed adjustments and have submitted a formal protest to the IRS for each matter. The IRS has acknowledged the receipt of our protest and has assigned our case to an IRS Appeals Officer. We are now awaiting an appointment with the assigned Appeals Officer. We intend to continue to defend our position on all of these matters, including through litigation if required. The timing of the ultimate resolution of these matters cannot be reasonably estimated at this time.

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

Results of Operations

The following table summarizes our operating results as a percentage of revenues for each of the periods shown.

	Years Ended December 31,
	2010	2009	2008
Revenues	100%	100%	100%
Cost of revenues	16	16	17

Gross profit	84	84	83
Operating expenses:
Selling and marketing	48	53	61
Research and development	16	17	18
General and administrative	11	13	16

Total operating expenses	75	83	95

Income (loss) from operations	9	1	(12)
Interest expense	(1)	(2)	(4)
Other (expense) income, net	0	0	0

Income (loss) before income taxes	8	(1)	(16)
Provision (benefit) for income taxes	2	2	(7)

Net income (loss)	6%	(3%)	(9%)

Year ended December 31, 2010 compared with the year ended December 31, 2009

Revenues

Revenues increased to $332.8 million in 2010 from $313.7 million in 2009. The increase was primarily a result of incremental sales, which include new customers and upgrades to existing customers, including increased sales of Web Security and Web Security Gateway products pre-installed on appliances from 2009 to 2010. Revenue from products sold in the United States accounted for $165.3 million or 50% of 2010 revenue compared to $155.8 million or 50% in 2009. Revenue from products sold internationally accounted for $167.5 million or 50% of 2010 revenue compared to $157.9 million or 50% in 2009. We had current deferred revenue (which is revenue we expect to realize within the next twelve months) of $251.9 million as of December 31, 2010, compared to $239.0 million as of December 31, 2009, and we had total deferred revenue of $394.3 million as of December 31, 2010, compared to $380.1 million as of December 31, 2009. We expect our 2011 revenue to increase over 2010 revenue levels due to the level of current deferred revenue that will be recognized as revenue during 2011, subscriptions that are scheduled for renewal in 2011 that are expected to be renewed and expected new and incremental business during 2011, including sales to new customers, cross selling to existing customers and selling additional products on migrations from one product to another product, for which a ratable portion of revenue will be recognized during 2011, as well as the impact of new revenue recognition rules under which revenue for sales of appliances will generally be recognized when sold. Our revenue is impacted by the duration of contracts for renewal and new subscriptions, the timing of sales of renewal and new subscriptions, subscription renewal rates, the average annual contract value and per seat price, and the effect of currency exchange rates on new and renewal subscriptions and subscription renewal rates in international markets.

Cost of Revenues

Cost of revenues consists of the costs of Web content review, amortization of acquired technology, amortization of deferred costs associated with the sale of our appliance products, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our hosted security services. Cost of revenues increased to $53.1 million in 2010 from $50.8 million in 2009. The $2.3 million increase was primarily due to increased cost of sales related to our Websense appliances of $5.0 million, increased personnel costs of $0.5 million and increased allocated costs of $0.7 million offset by decreased amortization of acquired technology of $3.9 million. Amortization of acquired technology was $9.0 million in

2010 compared to $12.9 million in 2009. The decrease of $3.9 million in amortization of acquired technology was primarily due to certain acquired technology being fully amortized in 2009. As of December 31, 2010, the acquired technology is being amortized over a remaining weighted average period of 2.7 years. Based on the existing acquired technology intangible assets as of December 31, 2010 we expect to record approximately $2.9 million of amortization of acquired technology during 2011. Our full-time employee headcount in cost of revenue departments increased from an average of 258 employees during 2009 to an average of 266 employees during 2010, and is expected to remain relatively flat in 2011. We allocate the costs for human resources, employee benefits, payroll taxes, information technology, facilities and fixed asset depreciation to each of our functional areas based on headcount data. As a percentage of revenue, cost of revenues was 16% for both 2010 and 2009. We expect that cost of revenue will increase in absolute dollars in 2011 and as a percentage of revenue will increase slightly for 2011 compared to 2010. As described above in the Revenues section, our cost of revenues will be impacted in 2011 by the new revenue recognition rules for sales of appliances under which the related costs will generally be recognized when the appliances are sold.

Gross Profit

Gross profit increased to $279.7 million in 2010 from $262.9 million in 2009. The increase was primarily due to increased revenue as described in the preceding Revenues section. As a percentage of revenue, gross profit was 84% for both 2010 and 2009. We expect that gross profit as a percentage of revenue will remain in excess of 80% of revenue for 2011.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions, personnel benefits, costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships as well as allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates as those are recorded as an offset to revenue. Selling and marketing expenses decreased to $157.8 million in 2010 from $166.9 million in 2009. The decrease in selling and marketing expenses was primarily due to an $8.8 million reduction in amortization of acquired customer relationships from the acquisition of SurfControl in October 2007 and a $1.3 million decrease in allocated costs, offset by increased personnel costs of $1.0 million resulting from some executive level changes in the sales area during 2010. As of December 31, 2010, the acquired customer relationships intangible assets are being amortized over a remaining weighted average period of approximately 5.0 years. Based on our existing acquired intangible assets as of December 31, 2010, we expect amortization of selling and marketing related acquired intangibles of $12.6 million in 2011, which is a decrease of approximately $4.8 million compared to 2010. Our headcount in sales and marketing decreased slightly from an average of 594 during 2009 to an average of 589 during 2010. Headcount is expected to increase slightly in 2011. We expect overall selling and marketing expenses to increase in absolute dollars as we expand our selling and marketing activities but decrease as a percentage of revenue in 2011 primarily due to the expected increase in revenue. Fluctuations in foreign currencies may also impact our expenses in 2011, and the amount of sales commissions recognized during the year can vary based on the sales volume for our product subscriptions.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $54.3 million in 2010 from $52.6 million in 2009. The increase of $1.7 million in research and development expenses was primarily due to increased personnel costs of $2.4 million offset by a reduction in allocated costs of $0.9 million. Although our headcount increased in research and development from an average of 411 during 2009 to an average of 454 during 2010, the impact of the higher headcount was partially mitigated by the favorable movement in currency exchange rates in 2010 compared to 2009 and the majority of our increased number of employees were in relatively low cost foreign locations. We expect research and development expenses to increase in absolute dollars as we increase our research and development efforts, continue to expand our base of product offerings and incur the full year impact of hiring of personnel to support our existing and new products.

As a percentage of revenue, research and development expenses are expected to decline due to the expected increase in revenues. Fluctuations in foreign currencies may also impact our expenses in 2011. We are managing the increase in our absolute research and development expenses by operating research and development facilities in multiple international locations, including a facility in Beijing, China, that have lower costs than our operations in the United States.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance, and administrative personnel, third party professional services fees and allocated costs. General and administrative expenses decreased to $36.8 million in 2010 from $40.3 million in 2009. The $3.5 million decrease in general and administrative expenses was primarily due to a reduction in personnel costs and allocated costs. Our headcount decreased in general and administrative departments from an average of 127 during 2009 to an average of 114 during 2010. We expect general and administrative expenses to increase in absolute dollars as a result of expected higher personnel costs, but remain relatively flat as a percentage of revenue in 2011 due to the expected increase in revenue.

Interest Expense

Interest expense primarily represents the interest incurred on the outstanding loans under the 2007 Credit Agreement and 2010 Credit Agreement. Interest expense decreased to $3.7 million in 2010 compared to $7.1 million in 2009. The decrease was primarily due to a lower average outstanding loan balance under the respective 2007 Credit Agreement and 2010 Credit Agreement, of $73 million during 2010 compared to an average loan balance of $106 million during 2009 and lower interest rates due to the reduction in the notional amount of principal subject to an unfavorable fixed rate swap agreement that expired in September 2010. Also included in the interest expense is amortization of deferred financing fees of $1.0 million and $1.2 million for 2010 and 2009, respectively, that were capitalized as part of the respective 2007 Credit Agreement and 2010 Credit Agreement. During October 2010 we used the initial proceeds from our 2010 Credit Agreement to repay the term loan and retire the 2007 Credit Agreement. In connection with the pay-off of the term loan we wrote off approximately $0.4 million of unamortized deferred financing costs. We made principal payments on the debt outstanding under the respective 2007 Credit Agreement and 2010 Credit Agreement that reduced the outstanding balance from $87 million as of December 31, 2009 to $67 million as of December 31, 2010. As a result of more favorable terms in our 2010 Credit Agreement, our weighted average interest rate decreased from 3.9% at December 31, 2009 to 2.0% as of December 31, 2010. The amount of interest expense will fluctuate due to changes in the outstanding principal balance, changes in LIBOR and changes in our applicable spread to LIBOR based upon improvements in our consolidated leverage ratio in accordance with our 2010 Credit Agreement. We expect interest expense to decline in 2011 compared to 2010 due to the lower interest rate on the 2010 credit facility. Fluctuations in LIBOR could impact our marginal interest rate. See “Liquidity and Capital Resources” for a description of the 2010 Credit Agreement.

Other (Expense) Income, Net

Other (expense) income, net went from a net other income of $0.4 million in 2009 to a net other expense of $0.8 million in 2010. The change was due primarily to foreign exchange related net losses of $1.3 million in 2010 compared to net gains of $0.1 million in 2009 due to movements in the currency exchange rates during 2010 and 2009. We expect our net other (expense) income in 2011 will be consistent with or less than 2010 levels.

Provision for Income Taxes

In 2010, we recognized an income tax provision of $7.6 million compared to an income tax provision of $7.1 million for 2009. The annual effective income tax rate for 2010 was 29.0% compared to 193.8% for 2009. The 2010 effective tax rate variance from the statutory rate primarily relates to earnings recognized in lower tax jurisdictions, and the reduction of a valuation allowance related to net operating losses for one of our subsidiaries in the United Kingdom, partially offset by the write-down of a deferred tax asset relating to the net operating losses in the United Kingdom. The 2009 effective tax rate variance from the statutory rate was primarily related to an increase in reserves for uncertain tax positions and an increase in valuation allowance related to net operating losses for one of our subsidiaries in the United Kingdom, partially offset by income generated in low tax jurisdictions.

Our effective tax rate may change in future periods due to the composition of taxable income between domestic and international operations, any future acquisitions and any future changes or interpretations in tax rules and legislation, or corresponding accounting rules. During 2010, we completed a global restructuring of our internal distribution operations. The restructuring became effective in 2011, and we anticipate that it will reduce the complexity and compliance risks associated with our global distribution activities. It may also result in a reduction in our effective tax rate depending on our results of operations, including our international revenue relative to our US revenue.

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

Cost of Revenues

Cost of revenue increased to $50.8 million in 2009 from $48.2 million in 2008. The $2.6 million increase primarily consisted of $0.5 million of increased amortization of acquired technology primarily due to the acquisitions of technology in the latter part of 2008, $1.1 million related to increased personnel costs and $1.7 million related to sales of our appliance products, offset by a reduction in our allocated costs of $1.0 million. Our headcount in cost of revenue departments increased from an average of 225 during 2008 to an average of 258 during 2009. As of December 31, 2009, the acquired technology was being amortized over a remaining weighted average period of 2.5 years. As a percentage of revenue, cost of revenue decreased to 16% during 2009 from 17% in 2008 primarily due to reduced allocated costs as a result of the completion of SurfControl related integration activities during 2008.

Gross Profit

Gross profit increased to $262.9 million in 2009 from $240.1 million in 2008. The increase was primarily due to increased revenue. As a percentage of revenue, gross profit increased to 84% in 2009 from 83% in 2008 primarily due to the decrease in cost of revenues as a percentage of revenue described in the preceding Cost of Revenues section.

Operating Expenses

Selling and marketing. Selling and marketing expenses decreased to $166.9 million in 2009 from $175.4 million in 2008. The decrease in selling and marketing expenses was primarily due to an $11.1 million reduction in amortization of acquired customer relationships from the acquisition of SurfControl in October 2007 and a $1.4 million decrease in allocated costs, offset by increased personnel costs of $6.1 million as our headcount in sales and marketing increased from an average of 533 during 2008 to an average of 594 during 2009. As of December 31, 2009, the acquired customer relationships intangible assets were being amortized over a remaining weighted average period of approximately 5.4 years. Operating expenses in 2009 were reduced compared to 2008 as a result of strengthening U.S. currency exchange rates relative to the foreign currencies in which certain of our international expenses were incurred.

Research and development. Research and development expenses decreased to $52.6 million in 2009 from $53.3 million in 2008. The decrease of $0.7 million in research and development expenses was primarily due to a reduction in allocated costs of $0.8 million, offset by increased personnel costs of $0.1 million. Although our headcount increased in research and development from an average of 353 during 2008 to an average of 411 during 2009, the majority of whom were employed in foreign jurisdictions, the impact was significantly offset by the favorable movement in currency exchange rates in 2009 compared to 2008 and our increased hiring of employees in relatively low cost foreign locations.

General and administrative. General and administrative expenses decreased to $40.3 million in 2009 from $45.3 million in 2008. The $5.0 million decrease in general and administrative expenses was primarily due to a reduction in allocated costs of $1.5 million and a reduction in professional service fees of $2.8 million primarily related to the completion of SurfControl related integration activities during 2008. Although our headcount increased in general and administrative departments from an average of 112 during 2008 to an average of 127 during 2009, the impact was offset by the favorable movement in currency exchange rates and the mix of headcount in 2009 compared to 2008.

Interest Expense

Interest expense decreased to $7.1 million in 2009 compared to $13.1 million in 2008. The decrease was primarily due to a lower average outstanding loan balance on our senior secured term loan under the 2007 Credit Agreement of $106 million during 2009 compared to an average loan balance of $154 million during 2008 and lower interest rates. Also included in the interest expense is amortization of deferred financing fees of $1.2 million and $2.4 million for 2009 and 2008, respectively that were capitalized as part of the senior secured credit facility under the 2007 Credit Agreement. We made principal payments on the senior secured credit facility that reduced the outstanding balance from $125 million as of December 31, 2008 to $87 million as of December 31, 2009. As a result of reductions in the LIBOR interest rate and improvements in our leverage ratio, our weighted average interest rate decreased from 5.7% at December 31, 2008 to 3.9% as of December 31, 2009.

Other Income, Net

Net other income decreased to $0.4 million in 2009 from $0.7 million in 2008. The decrease was due primarily to lower interest rates on our balances of cash and cash equivalents and marketable securities during 2009 as compared to 2008. During 2009, we also used $38 million to make principal payments on our senior secured credit facility and approximately $34 million for stock repurchases, which reduced our cash balances.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue recognition that became effective for Websense beginning January 1, 2011. Under the new guidance on arrangements that include software elements, tangible products (e.g., appliances) that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Prior to the adoption of these standards, we have been amortizing appliance revenue and costs over the software subscription period. Upon adoption of these standards, we will recognize revenue for sales of appliances and the related costs when sold and all other revenue recognition criteria are met. The adoption of these standards will not change the recognition of deferred revenue and deferred costs on our balance sheet as of December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of approximately $77.4 million and retained earnings of $41.3 million. As of December 31, 2009, we had cash and cash equivalents of $82.9 million and retained earnings of $22.6 million (as restated). During 2010, we used our cash to pay down a net $20 million of principal on our secured loan and an additional approximately $85 million to repurchase our common stock.

Net cash provided by operating activities was $90.1 million in 2010 compared with $92.9 million in 2009. The $2.8 million decrease in cash provided by operating activities in 2010 was primarily a result of decreased cash collections from our customers due to lower billings in 2010 compared to 2009. Our operating cash flow is significantly influenced by sales of new and renewal subscriptions, accounts receivable collections and cash operating expenses. A decrease in sales of subscriptions or accounts receivable collections will negatively impact our operating cash flow. We expect to continue to generate significant cash flow from operations in 2011.

Net cash used in investing activities was $9.5 million in 2010 compared with $10.1 million in 2009. The $0.6 million decrease in net cash used in investing activities was primarily a result of a $2.9 million reduction in the purchase of property and equipment primarily due to the completion of the build out of our facilities in Ireland and China during 2009, offset by a $2.5 million change in restricted cash.

Net cash used in financing activities was $85.6 million in 2010 compared with $64.4 million in 2009. The $21.2 million increase in net cash used in financing activities was primarily due to an increase in stock repurchases of $50.7 million and tax payments related to restricted stock unit issuances of $2.6 million, offset by a decrease in net principal payments on the secured loan of $18.0 million in 2010 compared to 2009 and increased proceeds from exercises of stock options and issuance of common stock under the employee stock purchase plan of $14.1 million.

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

Capital Resources. In October 2010, we entered into our 2010 Credit Agreement and used the entire initial proceeds of $67 million to repay the term loan and retire the 2007 Credit Agreement. The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and $5 million sublimit for swing line loans. We may increase the maximum aggregate commitment under the 2010 Credit Agreement up to $200 million if certain conditions are satisfied, including that we are not in default under the 2010 Credit Agreement at the time of the increase and that we obtain the commitment of the lenders participating in the increase. Loans under the 2010 Credit Agreement are designated at our election as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to the highest of (i) the federal funds rate plus 0.5%, (ii) the Eurodollar rate plus 1.00% and (iii) Bank of America’s prime rate, in each case plus a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate plus (ii) a margin set forth below.

The applicable margins until the date that we filed this Annual Report on Form 10-K were 0.75% for base rate loans and 1.75% for Eurodollar rate loans. Thereafter the applicable margins are determined by reference to our leverage ratio, as set forth in the table below:

Consolidated Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans
<1.25:1.0	1.75%	0.75%
≥1.25:1.0	2.00%	1.00%

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

Indebtedness under the 2010 Credit Agreement is secured by substantially all of our assets, including pledges of stock of certain of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. The 2010 Credit Agreement contains affirmative and negative covenants, including an obligation to maintain a certain consolidated leverage ratio and consolidated interest coverage ratio and restrictions on our ability to borrow money, to incur liens, to enter into mergers and acquisitions, to make dispositions, to pay cash dividends or repurchase capital stock, and to make investments, subject to certain exceptions. For example, the 2010 Credit Agreement permits us to repurchase our securities so long as we are not in default under the 2010 Credit Agreement, have complied with all of our financial covenants, and have liquidity of at least $20 million; provided, however, if, after giving effect to any repurchase, our leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10 million in the aggregate in any fiscal year. The 2010 Credit Agreement does not require us to use excess cash to pay down debt.

The 2010 Credit Agreement provides for acceleration of our obligations thereunder upon certain events of default. The events of default include, without limitation, failure to pay loan amounts when due, any material inaccuracy in our representations and warranties, failure to observe covenants, defaults on any other indebtedness, entering bankruptcy, existence of a judgment or decree against us or our subsidiaries involving an aggregate liability of $10 million or more, the security interest or guarantee ceasing to be in full force and effect, any person becoming the beneficial owner of more than 35% of our outstanding common stock, or our board of directors ceasing to consist of a majority of continuing directors.

Obligations and commitments. The following table summarizes our contractual payment obligations and commitments as of December 31, 2010 (in thousands):

	Payment Obligations by Year
	2011	2012	2013	2014	2015	Thereafter	Total
2010 Credit Agreement:
Scheduled principal payments	$—	$—	$—	$—	$67,000	$—	$67,000
Estimated interest and fees	1,542	2,318	2,305	2,305	1,907	—	10,377
Operating leases	6,129	5,268	5,530	1,470	819	—	19,216
Other commitments	1,014	897	50	5	—	—	1,966

Total	$8,685	$8,483	$7,885	$3,780	$69,726	$—	$98,559

Obligations under our 2010 Credit Agreement represent the future minimum principal debt payments due under the secured revolving credit facility. Estimated interest and fees expected to be incurred on the secured revolving credit facility are based on known rates and scheduled principal payments, as well as the interest rate swap agreement, as of December 31, 2010 (see Note 7 to the consolidated financial statements).

We lease our facilities under operating lease agreements that expire at various dates through 2015. Over 40% of our operating lease commitments are related to our corporate headquarters lease in San Diego, which extends through December 2013. Our corporate headquarters lease includes escalating rent payments from 2010 to 2013. The rent expense related to our worldwide office space leases are generally recorded monthly on a straight-line basis in accordance with GAAP.

Other commitments represent minimum contractual commitments for inbound software licenses, equipment maintenance and automobile leases.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $13.9 million of unrecognized tax benefits (as more fully described in Note 11 to the consolidated financial statements) have been excluded from the contractual payment obligations table above.

Off-Balance Sheet Arrangements. As of December 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Share Repurchase Program. In 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. In 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. In January 2010, our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 16 million shares. In October 2010, our Board of Directors increased the number of shares authorized for repurchase under the program by 8 million shares, for a total program size of up to 24 million shares. Repurchases may be made from time to time on the open market at prevailing market prices. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. In November 2010, our Board of Directors increased the value of shares to be repurchased under our existing 10b5-1 plan to $25 million per quarter, or $100 million in aggregate for 2011. Depending on market conditions and other factors, purchases by our agent under this program may be commenced or suspended at any time, or from time to time, without prior notice to us. During 2010, we repurchased 4,090,495 shares of our common stock for an aggregate of approximately $85 million at an average price of $20.77 per share through both our 10b5-1 repurchase plan and through open market purchases. As of December 31, 2010, we had cumulatively repurchased 15,624,519 shares of our common stock under this program for an aggregate of $309.8 million at an average price of $19.83 per share. Our 2010 Credit Agreement permits us to repurchase our securities so long as we are not in default under the 2010 Credit Agreement, have complied with all of our financial covenants, and have liquidity of at least $20 million; provided, however, if, after giving effect to any repurchase, our leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10 million in the aggregate in any fiscal year. We intend to continue repurchasing shares during 2011.

Prospective Capital Needs. Despite recent uncertainties in the financial markets, to date we have not experienced difficulty accessing the credit markets or incurred higher interest costs. Future volatility in the capital markets, however, may increase costs associated with debt instruments or affect our ability to access those markets. We believe that our cash and cash equivalents balances, accounts receivable and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our operating and capital needs for at least the next 12 months. Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements. We may elect to raise funds for these purposes or to reduce our cost of capital through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating and capital requirements in interest-bearing, investment-grade money market funds.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposures are related to our cash and cash equivalents and secured revolving credit facility. We invest our excess cash in highly liquid short-term investments such as money market funds. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and the interest expense incurred on our secured loan and therefore impact our cash flows and results of operations.

We are exposed to changes in interest rates primarily from our money market funds and from our borrowings under our variable rate credit facility. In connection with our 2010 Credit Agreement we entered into an interest rate swap agreement to pay a fixed rate of interest (1.778% per annum) and receive a floating rate interest payment (based on three month LIBOR) on a principal amount of $50 million. The $50 million swap agreement becomes effective on December 30, 2011 and expires on October 29, 2015.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. However, the impact of this type of adverse movement would be partially mitigated by our interest rate swap agreement that becomes effective on December 30, 2011. Based on our revolving credit balance at December 31, 2010, our interest expense would increase on a pre-tax basis by approximately $622,000 during 2011 if there were a 100 basis point adverse move in the interest rate yield curve.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at December 31, 2010. Changes in interest rates over time will, however, affect our interest income.

Foreign Currency Exchange Rate Risk

We sell our products through a distribution network in over 130 countries, and we bill certain international customers in Euros, British Pounds, Australian Dollars and Chinese Renminbi. Additionally, a significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products.

To mitigate the effect of changes in currency exchange rates, we utilize foreign currency forward contracts and zero-cost collar contracts to hedge foreign currency market exposures of underlying assets, liabilities and expenses. We also keep working funds necessary to facilitate the short-term operations of our subsidiaries in the local currencies in which they do business. As exchange rate fluctuations can significantly vary our sales and expense results when converted to U.S. dollars, our objective is to reduce the risk to earnings and cash flows associated with changes in currency exchange rates. We do not use foreign currency contracts for speculative or trading purposes.

Notional and fair values of our hedging positions at December 31, 2010 and 2009 are presented in the table below (in thousands):

	December 31, 2010			December 31, 2009
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro	8,550	$11,405	$11,449	8,000	$11,647	$11,465
British Pound	1,250	1,938	1,958	500	807	808
Australian Dollar	—	—	—	600	518	539

Total		$13,343	$13,407		$12,972	$12,812

The approximate $0.2 million notional decrease in our Euro hedged position at December 31, 2010 compared to December 31, 2009 is primarily a result of the timing differences between when assets were acquired and/or liabilities incurred. All of the Euro hedging contracts in place on December 31, 2010 will be settled before April 2011. For 2010 and 2009, less than 20% of our total billings were denominated in the Euro. We do not expect Euro billings to represent more than 20% of our total billings during 2011.

The approximate $1.1 million notional increase in our British Pound hedged position at December 31, 2010 compared to December 31, 2009 is primarily the result of the timing differences between when assets were acquired and/or liabilities incurred. All of the British Pound hedging contracts in place as of December 31, 2010 will be settled before March 2011. For 2010 and 2009, less than 15% of our total billings were denominated in the British Pound. We do not expect British Pound billings to represent more than 15% of our total billings during 2011.

The approximate $0.5 million notional decrease in our Australian Dollar hedged position at December 31, 2010 compared to December 31, 2009 is primarily the result of the timing differences between when assets were acquired and/or liabilities incurred. There were no outstanding Australian Dollar hedging contracts as of December 31, 2010. For 2010 and 2009, less than 5% of our total billings were denominated in the Australian Dollar. We expect Australian Dollar billings to represent less than 5% of our total billings during 2011.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Websense, Inc.

We have audited the accompanying consolidated balance sheets of Websense, Inc. as of December 31, 2010 and 2009 (as restated) and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Websense, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet at December 31, 2009 and the consolidated statement of stockholders’ equity at January 1, 2008 have been restated for the correction of an error in the computation of its deferred tax asset related to deferred revenue for periods prior to December 31, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Websense, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 10, 2011

Websense, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$77,390	$82,862
Cash and cash equivalents—restricted	256	267
Accounts receivable, net of allowance for doubtful accounts of $1,156 and $1,802 at December 31, 2010 and 2009	82,182	82,529
Income tax receivable / prepaid income tax	2,760	7,589
Current portion of deferred income taxes	36,191	35,269
Other current assets	14,708	11,461

Total current assets	213,487	219,977
Cash and cash equivalents—restricted, less current portion	434	167
Property and equipment, net	16,944	16,494
Intangible assets, net	41,078	67,563
Goodwill	372,445	372,445
Deferred income taxes, less current portion	6,352	11,106
Deposits and other assets	11,203	8,094

Total assets	$661,943	$695,846

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,858	$5,135
Accrued compensation and related benefits	22,168	21,953
Other accrued expenses	18,704	19,965
Current portion of income taxes payable	549	1,938
Current portion of secured loan	0	12,429
Current portion of deferred tax liability	367	4,572
Current portion of deferred revenue	251,890	239,010

Total current liabilities	300,536	305,002
Other long term liabilities	2,388	1,298
Income taxes payable, less current portion	16,065	15,988
Secured loan, less current portion	67,000	74,571
Deferred tax liability, less current portion	1,877	970
Deferred revenue, less current portion	142,414	141,102

Total liabilities	530,280	538,931
Stockholders’ equity
Common stock—$0.01 par value; 100,000 shares authorized; 41,001 and 43,410 shares issued and outstanding at December 31, 2010 and 2009	548	529
Additional paid-in capital	373,229	330,451
Treasury stock, at cost	(282,570)	(194,672)
Retained earnings	41,253	22,601
Accumulated other comprehensive loss	(797)	(1,994)

Total stockholders’ equity	131,663	156,915

Total liabilities and stockholders’ equity	$661,943	$695,846

See accompanying notes

Websense, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenues	$332,762	$313,713	$288,274
Cost of revenues	53,090	50,806	48,160

Gross profit	279,672	262,907	240,114
Operating expenses:
Selling and marketing	157,758	166,910	175,365
Research and development	54,325	52,643	53,274
General and administrative	36,779	40,295	45,343

Total operating expenses	248,862	259,848	273,982

Income (loss) from operations	30,810	3,059	(33,868)
Interest expense	(3,715)	(7,084)	(13,134)
Other (expense) income, net	(834)	384	739

Income (loss) before income taxes	26,261	(3,641)	(46,263)
Provision (benefit) for income taxes	7,609	7,056	(19,484)

Net income (loss)	$18,652	$(10,697)	$(26,779)

Net income (loss) per share:
Basic net income (loss) per share	$0.44	$(0.24)	$(0.59)
Diluted net income (loss) per share	$0.43	$(0.24)	$(0.59)
Weighted average shares—basic	42,313	44,262	45,190
Weighted average shares—diluted	43,342	44,262	45,190

See accompanying notes

Websense, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2007 (as previously reported)	45,394	$515	$267,142	$(139,792)	$65,892	$(1,320)	$192,437
Adjustment to stockholders’ equity to reflect correction of prior period error (See Note 2)	0	0	0	0	(5,815)	0	(5,815)

Balance at January 1, 2008 (as restated)	45,394	515	267,142	(139,792)	60,077	(1,320)	186,622
Issuance of common stock upon exercise of options	356	4	4,307	0	0	0	4,311
Issuance of common stock for ESPP purchase	347	3	5,318	0	0	0	5,321
Issuance of common stock from restricted stock units, net	30	0	0	(52)	0	0	(52)
Share-based compensation expense	0	0	24,089	0	0	0	24,089
Tax shortfall from share-based compensation	0	0	(806)	0	0	0	(806)
Purchase of treasury stock	(1,079)	0	0	(19,998)	0	0	(19,998)
Components of comprehensive loss:
Net loss	0	0	0	0	(26,779)	0	(26,779)
Net change in unrealized loss on derivative contracts, net of tax	0	0	0	0	0	(560)	(560)
Translation adjustments	0	0	0	0	0	(1,303)	(1,303)

Comprehensive loss							(28,642)

Balance at December 31, 2008	45,048	522	300,050	(159,842)	33,298	(3,183)	170,845
Issuance of common stock upon exercise of options	205	3	2,430	0	0	0	2,433
Issuance of common stock for ESPP purchase	378	4	5,428	0	0	0	5,432
Issuance of common stock from restricted stock units, net	64	0	0	(330)	0	0	(330)
Share-based compensation expense	0	0	24,765	0	0	0	24,765
Tax shortfall from share-based compensation	0	0	(2,222)	0	0	0	(2,222)
Purchase of treasury stock	(2,285)	0	0	(34,500)	0	0	(34,500)
Components of comprehensive loss:
Net loss	0	0	0	0	(10,697)	0	(10,697)
Net change in unrealized loss on derivative contracts, net of tax	0	0	0	0	0	1,189	1,189

Comprehensive loss							(9,508)

Balance at December 31, 2009	43,410	529	330,451	(194,672)	22,601	(1,994)	156,915
Issuance of common stock upon exercise of options	973	10	15,982	0	0	0	15,992
Issuance of common stock for ESPP purchase	440	5	5,986	0	0	0	5,991
Issuance of common stock from restricted stock units, net	268	4	0	(2,900)	0	0	(2,896)
Share-based compensation expense	0	0	22,565	0	0	0	22,565
Tax shortfall from share-based compensation	0	0	(1,755)	0	0	0	(1,755)
Purchase of treasury stock	(4,090)	0	0	(84,998)	0	0	(84,998)
Components of comprehensive income:
Net income	0	0	0	0	18,652	0	18,652
Net change in unrealized gain on derivative contracts, net of tax	0	0	0	0	0	1,197	1,197

Comprehensive income							19,849

Balance at December 31, 2010	41,001	$548	$373,229	$(282,570)	$41,253	$(797)	$131,663

See accompanying notes

Websense, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net income (loss)	$18,652	$(10,697)	$(26,779)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,873	51,374	63,133
Share-based compensation	22,565	24,765	24,089
Deferred income taxes	(264)	(586)	(28,230)
Unrealized loss (gain) on foreign exchange	490	512	(632)
Excess tax benefit from share-based compensation	(1,552)	(208)	(711)
Changes in operating assets and liabilities:
Accounts receivable	1,712	(535)	(3,765)
Other assets	(5,121)	(10,256)	(1,074)
Accounts payable	2,346	2,659	(1,111)
Accrued compensation and related benefits	(274)	3,431	(5,666)
Other liabilities	(2,246)	(7,785)	(2,378)
Deferred revenue	14,191	38,329	54,465
Income taxes payable and receivable/prepaid	1,747	1,852	(6,651)

Net cash provided by operating activities	90,119	92,855	64,690

Investing activities:
Change in restricted cash and cash equivalents	(199)	2,347	(1,240)
Purchase of property and equipment	(9,259)	(12,167)	(8,256)
Purchase of intangible assets	0	(320)	(2,061)
Cash refunded from PortAuthority acquisition	0	0	147
Cash received from sale of CyberPatrol assets	0	0	1,400
Purchases of marketable securities	0	0	(20,160)
Maturities of marketable securities	0	0	39,963

Net cash (used in) provided by investing activities	(9,458)	(10,140)	9,793

Financing activities:
Proceeds from secured loan	5,000	0	0
Principal payments on secured loan	(25,000)	(38,000)	(65,000)
Principal payments on capital lease obligation	(532)	0	0
Cash paid for deferred financings fees under secured loan	(864)	0	0
Proceeds from exercise of stock options	15,992	2,433	4,311
Proceeds from issuance of common stock for employee stock purchase plan	5,991	5,432	5,321
Excess tax benefit from share-based compensation	1,552	208	711
Tax payments related to restricted stock unit issuances	(2,896)	(329)	(51)
Purchase of treasury stock	(84,854)	(34,158)	(19,998)

Net cash used in financing activities	(85,611)	(64,414)	(74,706)

Effect of exchange rate changes on cash and cash equivalents	(522)	465	(1,771)
(Decrease) increase in cash and cash equivalents	(5,472)	18,766	(1,994)
Cash and cash equivalents at beginning of year	82,862	64,096	66,090

Cash and cash equivalents at end of year	$77,390	$82,862	$64,096

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$6,792	$9,899	$13,066
Interest paid	$3,571	$5,867	$10,778
Increase in other accrued expenses for purchase of treasury stock	$144	$342	$0
Capital lease obligation incurred for a software license arrangement	$1,688	$0	$0

See accompanying notes

Websense, Inc.

Notes to Consolidated Financial Statements

Restatement of Historical Financial Statements

The accompanying consolidated balance sheet as of December 31, 2009 and the consolidated statement of stockholders’ equity at January 1, 2008, have been restated in this report to reflect the write-off of a deferred tax asset in 2007 in connection with the correction of an error as more fully discussed in Note 2. While net cash provided by operating activities remained unchanged in the accompanying consolidated statements of cash flows, certain components within the operating activities were adjusted to reflect the correction of the error.

1.	Summary of Significant Accounting Policies

Description of Business

Websense, Inc. (“Websense” or the “Company”) commenced operations in 1994. Websense is a global provider of unified Web, data and email content security solutions that are designed to protect data and users from modern cyber-threats, information leaks, legal liability and productivity loss. The Company provides its products to its customers as software installed on standard server hardware, as software pre-installed on optimized appliances, as a cloud-based service (software as-a-service or “SaaS”) offering, or in a hybrid appliance/SaaS configuration. The Company’s products and services are sold worldwide to public sector entities, enterprise customers, small and medium sized businesses, and Internet service providers through a network of value-added resellers and original equipment manufacturer (“OEM”) arrangements.

Reclassifications

Certain prior year amounts primarily relating to the classification of long-term obligations in the consolidated balance sheet and classification of certain income taxes related items in the consolidated statements of cash flows have been reclassified to conform to the current year presentation.

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

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar as the subsidiaries are generally considered direct and integral components or extensions of the Company’s operations. The Company recorded foreign currency transaction gains (losses) of ($1.3 million), $0.1 million and ($0.9 million) for the years ended December 31, 2010, 2009 and 2008, respectively, which are included in “Other income, net” on its consolidated statements of operations.

Revenue Recognition

The Company sells its products, including its appliance products, primarily on a subscription basis. A subscription is generally 12, 24 or 36 months in duration and for a fixed number of seats or devices. Under software revenue recognition accounting guidance, vendor specific objective evidence (“VSOE”) of selling price is required in order to separate multiple elements in an arrangement including software. As Websense does not have adequate support for VSOE, all elements in a multiple-element arrangement containing software are treated as a single unit of accounting. The Company recognizes revenue for the entire arrangement as a single unit of accounting on a daily straight-line basis, commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, the Company electronically delivers access codes to users, and in the case of our appliance product the Company ships the product with its software pre-installed on the product, and then promptly invoices customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of invoicing.

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

The Company records distributor marketing payments and channel rebates as an offset to revenue, unless the Company receives an identifiable benefit in exchange for the consideration and the Company can estimate the fair value of the benefit received. The Company recognizes distributor marketing payments as an offset to revenue in the period the marketing service is provided. The Company recognizes channel rebates as an offset to revenue on a straight-line basis over the term of the corresponding subscription agreement. During 2010, 2009 and 2008, the Company recorded distributor marketing payments of $3.1 million, $2.7 million and $2.4 million, respectively, and recorded channel rebates of $3.5 million, $3.2 million and $2.7 million, respectively.

Cash and Cash Equivalents (including restricted cash and cash equivalents)

The Company considers all highly liquid investments with a maturity of ninety days or less when purchased to be cash equivalents. The Company generally invests its excess cash in money market funds with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified if necessary to take advantage of trends in yields and interest rates. The Company has not experienced any losses on its cash and cash equivalents. As of December 31, 2010, the Company’s restricted cash relates to certain lease guarantees in international locations.

Interest on Cash and Cash Equivalents

The Company’s interest on cash and cash equivalents, included as a component of other (expense) income, net, was $0.2 million for both years ended December 31, 2010 and 2009, and $1.6 million for the year ended December 31, 2008.

Acquisitions, Goodwill and Other Intangible Assets

The Company accounts for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. The Company reviews goodwill for impairment at least annually in the Company’s fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. Intangible assets with finite lives are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the value of future undiscounted cash flows is less than the carrying amount of an asset, the Company records an impairment loss based on the excess of the carrying amount over the fair value of the asset. No impairment losses were recorded in 2010, 2009 or 2008.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents (including restricted cash and cash equivalents), accounts receivable, accounts payable, accrued liabilities and income tax receivable and payables approximate their fair values.

Deferred Financing Costs

The Company capitalizes deferred financing costs incurred in connection with its credit agreements and amortizes those costs over the respective term of the credit agreements.

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

The Company utilizes Euro, British Pound and Australian Dollar foreign currency forward contracts to hedge anticipated foreign currency denominated net monetary assets. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. The net gains (losses) related to the contracts designated as fair value hedges are included in other (expense) income, net, in the accompanying consolidated statements of operations and amounted to approximately $0.4 million, $0.2 million and ($1.3 million) for 2010, 2009 and 2008, respectively. All of the fair value hedging contracts in place as of December 31, 2010 and 2009, will be settled before April 2011.

The Company utilizes Israeli Shekel zero-cost collar and forward contracts to hedge anticipated operating expenses. All such contracts entered into were designated as cash flow hedges and were considered effective. None of the contracts were terminated prior to settlement. Net realized gains (losses) of less than $0.1 million, $0.2 million and less than ($0.1 million) related to the contracts designated as cash flow hedges during 2010, 2009 and 2008, respectively, are included in the respective operating categories for which the Company hedges its Israeli Shekel expenditures. There were no outstanding Israeli Shekel hedging contracts in place as of December 31, 2010 and 2009.

Notional and fair values of the Company’s hedging positions at December 31, 2010 and 2009 are presented in the table below (in thousands):

	December 31, 2010			December 31, 2009
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro	8,550	$11,405	$11,449	8,000	$11,647	$11,465
British Pound	1,250	1,938	1,958	500	807	808
Australian Dollar	0	0	0	600	518	539

Total		$13,343	$13,407		$12,972	$12,812

In connection with the 2007 Credit Agreement the Company entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment as well as an interest rate cap agreement to limit the maximum interest rate on a portion of its senior secured credit facility to 6.5% per annum. Both the interest rate swap agreement and interest rate cap agreement expired on September 30, 2010. In connection with the 2010 Credit Agreement the Company entered into an interest rate swap agreement to pay a fixed rate of interest (1.778% per annum) and receive a floating rate interest payment (based on three month LIBOR) on a principal amount of $50 million. The $50 million swap agreement becomes effective on December 30, 2011 and expires on October 29, 2015.

Concentration of Credit Risk

The Company sells its products to customers primarily in the United States, Canada, Europe, Asia, Australia and Latin America (See Note 5). The Company maintains a reserve for potential credit losses and historically such losses have been within management’s estimates. One of the Company’s broad-line distributors in North America, Ingram Micro, accounted for approximately 31%, 30% and 23% of the Company’s revenues during 2010, 2009 and 2008, respectively.

Inventory

Inventory, which consists primarily of appliance hardware held at the Company’s fulfillment partner locations, is stated at lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances are included in other current assets on the accompanying consolidated balance sheets and were $2.1 million and $1.7 million at December 31, 2010 and 2009, respectively.

Deferred Costs of Revenue

Deferred costs of revenue, which consist primarily of direct costs of materials that are associated with appliance revenues deferred over a service period, are included in the other current assets and other assets line items on the accompanying consolidated balance sheets. The Company recognizes such deferred costs ratably as revenue is recognized. At December 31, 2010 and 2009, the Company’s total deferred costs of revenue were $9.1 million and $4.8 million, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2010, 2009 and 2008 were $6.0 million, $6.6 million and $7.8 million, respectively.

Share-Based Compensation

Share-based compensation expense (excluding tax effects) was recorded in the following expense categories of the consolidated statements of operations.

	Years Ended December 31,
	2010	2009	2008
Share-based compensation in:
Cost of revenue	$1,270	$1,381	$1,318

Total share-based compensation in cost of revenue	1,270	1,381	1,318
Selling and marketing	7,160	7,964	8,957
Research and development	5,285	5,206	4,734
General and administrative	8,850	10,214	9,080

Total share-based compensation in operating expenses	21,295	23,384	22,771

Total share-based compensation	$22,565	$24,765	$24,089

At December 31, 2010, there was $37.5 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of approximately 1.7 years.

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

The Company used the following assumptions to estimate the fair value of stock options granted for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Average expected life (years)	3.4	3.1	3.0
Average expected volatility factor	42.4%	45.4%	35.3%
Average risk-free interest rate	1.4%	1.4%	2.5%
Average expected dividend yield	0	0	0

The Company used the following assumptions to estimate the fair value of the semi-annual employee stock purchase plan share grants during the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Average expected life (years)	1.3	1.3	1.3
Average expected volatility factor	41.7%	48.8%	50.7%
Average risk-free interest rate	0.4%	0.7%	1.6%
Average expected dividend yield	0	0	0

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

Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) was as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net income (loss)	$18,652	$(10,697)	$(26,779)
Net change in unrealized gain (loss) on derivative contracts, net of tax of $552, $796 and $(376), respectively	1,197	1,189	(560)
Translation adjustment	0	0	(1,303)

Comprehensive income (loss)	$19,849	$(9,508)	$(28,642)

The accumulated derivative gain (loss), net of tax, on the Company’s derivative contracts included in “Accumulated other comprehensive loss” were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Beginning balance	$(369)	$(1,558)	$(998)
Net change during the period	1,197	1,189	(560)

Ending balance	$828	$(369)	$(1,558)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2010	2009
Unrealized gain (loss) on interest rate derivatives	$828	$(369)
Translation adjustment	(1,625)	(1,625)

	$(797)	$(1,994)

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

Potentially dilutive securities totaling 5,519,000 shares for 2010 were excluded from the diluted EPS calculation because their exercise price was greater than the average market price of common shares during the year and, therefore, the effect would be anti-dilutive. As the Company reported a net loss in 2009 and 2008, basic and diluted net loss per share were the same. Potentially dilutive securities outstanding were not included in the computation of diluted net loss per share for 2009 and 2008 because to do so would have been anti-dilutive.

The following is a reconciliation of the numerator and denominator of basic EPS to the numerator and denominator of diluted EPS for all periods presented.

	Net (Loss) Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Years Ended:
December 31, 2010:
Basic EPS	$18,652	42,313	$0.44
Effect of dilutive securities	0	1,029	$(0.01)

Diluted EPS	$18,652	43,342	$0.43

December 31, 2009:
Basic EPS	$(10,697)	44,262	$(0.24)
Effect of dilutive securities	0	0	0

Diluted EPS	$(10,697)	44,262	$(0.24)

December 31, 2008:
Basic EPS	$(26,779)	45,190	$(0.59)
Effect of dilutive securities	0	0	0

Diluted EPS	$(26,779)	45,190	$(0.59)

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

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue recognition that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Prior to the adoption of these standards, the Company has been amortizing appliance revenue and costs over the software subscription period. Upon adoption of these standards, the Company will recognize revenue for sales of appliances and the related costs when sold and all other revenue recognition criteria are met. The adoption of these standards will not change the recognition of deferred revenue and deferred costs on the Company’s balance sheet as of December 31, 2010.

2.	Restatement of Financial Statements

The Company’s consolidated financial statements contained herein include restatements of the previously reported consolidated balance sheet at December 31, 2009 and the statement of stockholders’ equity at January 1, 2008, and related disclosures to record the write-off of a $5.8 million tax asset that originated from an error in the calculation of the Internal Revenue Code Section 481(a) adjustment when the Company changed its tax method of accounting for deferred revenue in 2003. The error resulted in the Company reporting overstated deferred tax assets of approximately $5.8 million in its financial statements for fiscal years 2003 through 2008. In 2009, the Company reclassified a portion of the error amount from deferred tax assets to income tax receivable because of a belief at the time that the error amount was related to monthly-to-daily revenue adjustments for fiscal years 2006 through 2008 and, therefore, would be recoverable by amending the Company’s tax returns for those years. In combination with the implementation of revenue recognition software which helps track the tax attributes related to deferred revenue, the detailed analysis required to file amendments to our fiscal 2006 through 2008 tax returns in 2010 and the financial statement close process for the year ended December 31, 2010, the Company subsequently discovered the error amount was instead related to an error in the calculation of the deferred tax assets when it changed its tax method of accounting for deferred revenue in 2003. The statute of limitations to claim a refund for the 2003 tax year expired in September 2007. After evaluating various tax planning strategies, the Company determined that there is substantial uncertainty as to whether it will be able to recover the amounts based on case law. As a result, the Company has concluded that it needs to restate its 2007 results to reflect the write-off of the $5.8 million tax asset and adjust the 2009 and 2008 financial statements to reflect the write-off on the Company’s deferred income taxes, income tax receivable and retained earnings balances.

The following table summarizes the effects of the restatements on the specific line items presented in the Company’s historical consolidated balance sheet as of December 31, 2009:

	December 31, 2009 (As previously reported)	December 31, 2009 (As restated)
	(In Thousands)
Current assets:
Income tax receivable/prepaid income tax	$11,446	$7,589
Current portion of deferred income taxes	36,538	35,269
Total current assets	225,103	219,977
Deferred income taxes, less current portion	11,795	11,106
Total assets	701,661	695,846

Stockholders’ equity:
Retained earnings	28,416	22,601
Total stockholders’ equity	162,730	156,915

The restatements resulted in changes to the opening balances of retained earnings and total stockholders’ equity as of January 1, 2008 as follows:

	January 1, 2008 (As previously reported)	January 1, 2008 (As restated)
	(In Thousands)
Retained earnings	$65,892	$60,077
Stockholders’ equity	$192,437	$186,622

The restatements had no impact on the financial statement amounts previously reported in the Company’s consolidated statements of operations for the years ended December 31, 2009 and 2008, or for the first nine months ended September 30, 2010, or any quarterly periods in the years ended December 31, 2009 and 2008. While net cash provided by operating activities remained unchanged in the statement of cash flows, certain components within the operating activities section were adjusted to reflect the correction of the error.

3.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Lives	December 31,
		2010	2009
Computer hardware and software	3 years	$36,359	$42,962
Leasehold improvements, office furniture and equipment	3-7 years	10,779	9,174

		47,138	52,136
Accumulated depreciation		(30,194)	(35,642)

		$16,944	$16,494

Depreciation expense, including amortization of assets recorded under capital leases, for 2010, 2009 and 2008 was $10.3 million, $10.7 million and $10.8 million, respectively. Included in property and equipment as of December 31, 2010 is a capital lease obligation for a software license arrangement that had a net book value of approximately $1.2 million as of December 31, 2010.

4.	Intangible Assets

Intangible assets subject to amortization consisted of the following as of December 31, 2010 (in thousands):

	Remaining Weighted Average Life (in years)	Cost	Accumulated Amortization	Net
Technology	2.7	$16,347	$(10,418)	$5,929
Customer relationships	5.0	126,200	(91,153)	35,047
Trade name	1.0	510	(408)	102

Total	4.7	$143,057	$(101,979)	$41,078

Intangible assets subject to amortization consisted of the following as of December 31, 2009 (in thousands):

	Remaining Weighted Average Life (in years)	Cost	Accumulated Amortization	Net
Technology	2.5	$32,598	$(17,706)	$14,892
Customer relationships	5.4	129,200	(76,733)	52,467
Trade name	2.0	510	(306)	204

Total	4.8	$162,308	$(94,745)	$67,563

Amortization expense of intangible assets for 2010, 2009 and 2008 was $26.5 million, $39.3 million and $49.9 million, respectively. As of December 31, 2010, amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2011	$15,550
2012	8,329
2013	5,577
2014	4,545
2015	3,719
Thereafter	3,358

Total expected amortization expense	$41,078

5.	Geographic Information

The following illustrates revenues attributed to customers located in the Company’s country of domicile (the United States) and those attributed to foreign customers (in thousands):

	Years Ended December 31,
	2010	2009	2008
United States	$165,272	$155,837	$155,720
Europe, Middle East and Africa	113,721	108,290	91,182
Asia/Pacific	25,785	22,684	18,556
Canada and Latin America	27,984	26,902	22,816

	$332,762	$313,713	$288,274

The United Kingdom represented $42.9 million, $45.2 million and $43.2 million of total revenue for the fiscal years 2010, 2009 and 2008, respectively. No other foreign country represented more than 5% of total revenue.

The net carrying values of the Company’s property and equipment assets are located in the following geographic areas (in thousands):

	December 31,
	2010	2009
United States	$9,311	$8,474
China	2,643	2,697
United Kingdom	1,731	2,615
Ireland	1,845	1,863
Other	1,414	845

	$16,944	$16,494

6.	Deferred Revenue

The Company expects to recognize revenue related to contractual arrangements in existence as of December 31, 2010 as follows (in thousands):

Years Ending December 31,
2011	$251,890
2012	97,064
2013	37,532
2014	5,192
2015 and thereafter	2,626

$394,304

7.	Credit Facility

In October 2007, the Company entered into an amended and restated senior credit agreement, which was subsequently amended in December 2007, June 2008 and February 2010 (the “2007 Credit Agreement”). The $225 million senior credit facility consisted of a five year $210 million senior secured term loan and a $15 million revolving credit facility. In October 2010, the Company entered into a new credit agreement (the “2010 Credit Agreement”) and repaid the term loan and retired the 2007 Credit Agreement. The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and $5 million sublimit for swing line loans. The Company may increase the maximum aggregate commitment under the 2010 Credit Agreement up to $200 million if certain conditions are satisfied, including that it is not in default under the 2010 Credit Agreement at the time of the increase and that it obtains the commitment of the lenders participating in the increase. Loans under the 2010 Credit Agreement are designated at the Company’s election as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to the highest of (i) the federal funds rate plus 0.5%, (ii) the Eurodollar rate plus 1.00%, and (iii) Bank of America’s prime rate, in each case plus a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate, plus (ii) a margin set forth below. As of December 31, 2010, the Company’s weighted average interest rate was 2.0%.

The applicable margins until the date that the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are 0.75% for base rate loans and 1.75% for Eurodollar rate loans. Thereafter the applicable margins are determined by reference to the Company’s leverage ratio, as set forth in the table below:

Consolidated Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans
<1.25:1.0	1.75%	0.75%
≥1.25:1.0	2.00%	1.00%

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

Indebtedness under the 2010 Credit Agreement is secured by substantially all of the Company’s assets, including pledges of stock of certain of its subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by its domestic subsidiaries. The 2010 Credit Agreement contains affirmative and negative covenants, including an obligation to maintain a certain consolidated leverage ratio and consolidated interest coverage ratio and restrictions on the Company’s ability to borrow money, to incur liens, to enter into mergers and acquisitions, to make dispositions, to pay cash dividends or repurchase capital stock, and to make investments, subject to certain exceptions. The 2010 Credit Agreement does not require the Company to use excess cash to pay down debt.

The 2010 Credit Agreement provides for acceleration of the Company’s obligations thereunder upon certain events of default. The events of default include, without limitation, failure to pay loan amounts when due, any material inaccuracy in the Company’s representations and warranties, failure to observe covenants, defaults on any other indebtedness, entering bankruptcy, existence of a judgment or decree against the Company or its subsidiaries involving an aggregate liability of $10 million or more, the security interest or guarantee ceasing to be in full force and effect, any person becoming the beneficial owner of more than 35% of the Company’s outstanding common stock, or the Company’s board of directors ceasing to consist of a majority of Continuing Directors (as defined in the 2010 Credit Agreement).

The secured revolving credit facility under the 2010 Credit Agreement and the term loan under the 2007 Credit Agreement are included in the line item “secured loan” on our consolidated balance sheets. As of December 31, 2010, future remaining minimum principal payments under the secured loan will be as follows (in thousands):

Years Ending December 31,
2011	$0
2012	0
2013	0
2014	0
2015	67,000

Total	$67,000

8.	Fair Value Measurements and Derivatives

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Cash equivalents—money market funds	$13,197	$0	$0	$13,197
Interest rate swap	0	1,379	0	1,379
Liabilities:
Foreign currency forward contracts not designated as hedges	0	64	0	64

(1)—quoted prices in active markets for identical assets or liabilities

(2)—observable inputs other than quoted prices in active markets for identical assets or liabilities

(3)—no observable pricing inputs in the market

Included in other assets and in other accrued expenses in the consolidated balance sheet as of December 31, 2010 are derivative contracts, comprised of an interest rate swap as well as foreign currency forward contracts, that are valued using models based on readily observable market parameters for all substantial terms of the Company’s derivative contracts and thus are classified within Level 2.

The effects of derivative instruments on the Company’s financial statements were as follow as of December 31, 2010 and 2009 and for the years then ended (in thousands). There was no ineffective portion nor was any amount excluded from effectiveness testing during any of the periods presented below.

		Fair Value of Derivative Instruments
		December 31,
	Balance Sheet Location	2010	2009
Interest rate contracts designated as cash flow hedges	Other assets / (other accrued expenses)	$1,379	$(616)
Currency contracts not designated as hedges	(Other accrued expenses) / other assets	(64)	160

Total derivatives		$1,315	$(456)

Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)			Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Year Ended December 31,		Derivatives in Cash Flow Hedging Relationships	Year Ended December 31,
	2010	2009		2010	2009
Interest rate contracts	$1,991	$1,989	Interest expense	$(625)	$(2,319)
Currency contracts	0	(4)	R&D	14	150

Total	$1,991	$1,985		$(611)	$(2,169)

	Location and Amount of Gain (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives Not Designated as Hedges		2010	2009
Currency forward contracts	Other (expense) income, net	$443	$170

Fair Value Measurements on a Nonrecurring Basis

During 2009, the Company did not re-measure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (e.g., goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination). As of December 31, 2010, the Company’s secured loan, with a carrying value of $67.0 million, had an estimated fair value of $71.5 million which the Company determined using a discounted cash flow model with a discount rate of 2.0% which represents the Company’s estimated incremental borrowing rate.

9.	Commitments and Contingencies

The Company leases its facilities and certain equipment under non-cancelable operating leases, which expire at various dates through 2015. The facilities’ leases contain renewal options and are subject to cost increases. Future minimum annual payments under non-cancelable operating leases at December 31, 2010 are as follows (in thousands):

Operating Leases
Years Ending December 31,
2011	$6,129
2012	5,268
2013	5,530
2014	1,470
2015	819

Thereafter	$19,216

Rent expense totaled $7.1 million, $7.2 million and $7.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Rent expense is generally recognized on a straight-line basis over the term of the respective leases.

As of December 31, 2010, the Company has contractual commitment obligations for inbound software licenses, equipment maintenance and automobile leases in the following amounts: $1.0 million for 2011, $0.9 million for 2012 and less than $0.1 million for 2013 and 2014, respectively.

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

Shares reserved for issuance at December 31, 2007	1,691,165
Shares reserved for issuance during 2008 based on the automatic increase in shares authorized	453,936
Shares issued during 2008	(347,523)

Shares reserved for issuance at December 31, 2008	1,797,578
Shares reserved for issuance during 2009 based on the automatic increase in shares authorized	450,484
Shares issued during 2009	(377,619)

Shares reserved for issuance at December 31, 2009	1,870,443
Shares reserved for issuance during 2010 based on the automatic increase in shares authorized	434,099
Shares issued during 2010	(440,255)

Shares reserved for issuance at December 31, 2010	1,864,287

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

Employee Stock Plans

In June 2009, the stockholders of the Company approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) as a successor to and continuation of the Company’s Amended and Restated 2000 Stock Incentive Plan and Company’s 2007 Stock Incentive Assumption Plan (collectively, the “Prior Plans”). All outstanding stock awards under the Prior Plans continue to be subject to the terms and conditions as set forth in the agreements evidencing such awards. The 2009 Plan provides for the grant of awards to the Company’s employees, directors and consultants. The 2009 Plan provides for the grant of the following awards: incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The aggregate number of shares of Common Stock that may be issued pursuant to the 2009 Plan is not to exceed 17,500,442 shares (the “Share Reserve”); however, if any shares of common stock issued pursuant to a stock award are forfeited back to the Company, then the shares that are forfeited become available for issuance under the 2009 Plan. The stock issuable under the 2009 Plan are shares of authorized but unissued or reacquired Common Stock, including shares repurchased by the Company on the open market or otherwise. Stock options are generally exercisable for a period of seven years from the date of grant and generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months. The exercise price of stock options generally must be not less than the fair market value on the date of grant. Restricted stock units are subject to vesting and the holders of the restricted stock units are entitled to delivery of the underlying common stock on the applicable vesting date. The restricted stock units generally vest 25% one year from date of grant with semi-annual vesting thereafter for a period of 36 months. The Company also grants restricted stock units with performance-based vesting schedules to certain of its officers. To date, only non-statutory stock options and restricted stock units have been granted under the Prior Plans and 2009 Plan. Through December 31, 2010, the Company granted 2,439,610 restricted stock units of which 570,173 have vested and been issued and 521,290 have been forfeited. The remaining 1,348,147 restricted stock units have a weighted average grant date fair value of $17.03 per share, a weighted average remaining contractual term of 1.4 years and an aggregate intrinsic value of $27.3 million as December 31, 2010.

During 2008, the Company granted a total of 44,000 restricted stock unit awards with performance vesting to certain of its officers under the Prior Plans. The performance criteria were based on the Company’s achievement of combined annual billings and operating income objectives for 2008 set by the Company’s Board of Directors. As a result of the Company achieving the performance requirements, 50% of the restricted stock units vested on February 5, 2010 and the remaining 50% will vest on February 5, 2011. During 2009, the Company granted a total of 74,000 restricted stock unit awards with performance vesting to certain of its officers under the Prior Plans. The performance criteria were based on the Company’s achievement of combined annual billings and operating income objectives for 2009 set by the Company’s Board of Directors. As a result of the Company not achieving the performance requirements in 2009, none of these restricted stock units will vest. During 2010, the Company granted a total of 126,750 restricted stock unit awards with performance vesting to certain of its officers under the Prior Plans. The performance criteria were based on the Company’s achievement of annual billings objectives for 2010 set by the Company’s Board of Directors. As a result of the Company not achieving the performance requirements in 2010, none of these restricted stock units will vest.

The following table summarizes restricted stock unit activity for fiscal years 2008, 2009 and 2010:

	Number of Shares	Weighted Average Fair Value
Balance at December 31, 2007	87,667	$29.70
Granted	291,770	17.60
Released	(33,000)	17.69
Canceled	(10,750)	16.81

Balance at December 31, 2008	335,687	19.73
Granted	1,123,158	13.05
Released	(87,775)	14.61
Canceled	(167,667)	13.06

Balance at December 31, 2009	1,203,403	14.30
Granted	904,682	19.90
Released	(417,065)	19.45
Canceled	(342,873)	17.52

Balance at December 31, 2010	1,348,147	17.03

The following table summarizes stock option activity for fiscal years 2008, 2009 and 2010:

	Number of Shares	Weighted Average Exercise price
Balance at December 31, 2007	9,086,786	$22.62
Granted	2,718,725	19.12
Exercised	(356,084)	12.11
Canceled	(1,018,327)	22.44

Balance at December 31, 2008	10,431,100	22.08
Granted	802,259	14.74
Exercised	(204,818)	11.88
Canceled	(1,252,863)	20.88

Balance at December 31, 2009	9,775,678	21.85
Granted	316,000	20.27
Exercised	(973,047)	16.43
Canceled	(1,237,877)	22.25

Balance at December 31, 2010	7,880,754	22.39

The weighted average fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 was $6.49, $4.85 and $5.15 per share, respectively, based on the grant date fair value of the stock options.

The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $5.2 million, $1.2 million and $3.0 million, respectively.

The total fair value of stock options vested during the years ended December 31, 2010, 2009 and 2008 was $8.1 million, $13.4 million and $15.5 million, respectively.

The following table summarizes all stock options outstanding and exercisable by price range as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.07 – $18.38	1,581,689	3.6	$14.40	1,143,119	$14.06
$18.40 – $20.50	1,717,682	4.2	19.25	1,210,335	19.29
$20.51 – $23.46	1,604,495	3.4	22.16	1,320,912	22.18
$ 23.60 –$32.24	2,891,458	3.0	28.40	2,652,658	28.29
$ 32.47 –$99.96	85,430	2.0	33.86	85,430	33.86

	7,880,754	3.5	22.39	6,412,454	22.87

The Company defines in-the-money stock options at December 31, 2010 as stock options that had exercise prices that were lower than the $20.25 market price of the Company’s common stock at that date. As of December 31, 2010, the weighted-average remaining contractual term of options outstanding is 3.5 years and the weighted-average remaining contractual term of options currently exercisable is 3.1 years. The aggregate intrinsic value of all exercisable and non-exercisable stock options outstanding and in-the-money at December 31, 2010 was $11.0 million. The aggregate intrinsic value of only exercisable stock options outstanding and in-the-money at December 31, 2010 was $8.3 million. There were 3,155,382 stock options in-the-money at December 31, 2010, of which 2,249,564 stock options were exercisable.

The following shares of common stock are reserved for future issuance as of December 31, 2010:

Stock options and restricted stock units:
Granted and outstanding	9,228,901
Reserved for future grants	6,146,778
Employee Stock Purchase Plan:
Reserved for future issuance	1,864,287

Total	17,239,966

Treasury Stock

In April 2003, the Company’s Board of Directors authorized a stock repurchase program of up to 4 million shares of its common stock. In August 2005, the Company’s Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In July 2006, the Company’s Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. In January 2008, the Company adopted a 10b5-1 plan that provides for quarterly purchases of the Company’s common stock in open market transactions. The Company amended the 10b5-1 plan in December 2010 to increase the maximum quarterly purchase amount to $25 million. In January 2010, the Company’s Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 16 million shares. In October 2010, the Company’s Board of Directors increased the size of the stock repurchase program by an additional 8 million shares, for a total program size of up to 24 million shares. Depending on market conditions and other factors, including compliance with covenants in the Company’s 2010 Credit Agreement, purchases by the Company’s agent under this program may commence or be suspended at any time, or from time to time, without prior notice to the Company. During 2010, the Company repurchased 4,090,495 shares of its common stock for an aggregate of approximately $85 million at an average price of $20.77 per share. As of December 31, 2010, the Company had repurchased a total of 15,624,519 shares of its common stock under these programs for an aggregate of $309.8 million at an average price of $19.83 per share. The 2010 Credit Agreement permits the Company to repurchase its securities so long as it is not in default under the 2010 Credit Agreement, has complied with all of its financial covenants, and has liquidity of at least $20 million; provided, however, if, after giving effect to any repurchase, the Company’s leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10 million in the aggregate in any fiscal year.

11.	Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Income (loss) before income taxes
United States	$16,820	$2,922	$(27,407)
Foreign	9,441	(6,563)	(18,856)

Total	$26,261	$(3,641)	$(46,263)

The provision (benefit) for income taxes is as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Current
Federal	$3,251	$(247)	$(1,105)
Foreign	4,099	5,443	13,331
State	2,286	2,519	(2,316)

	9,636	7,715	9,910
Deferred
Federal	1,288	5,612	(13,577)
Foreign	(3,881)	(7,192)	(12,380)
State	566	921	(3,437)

	(2,027)	(659)	(29,394)

Provision (benefit) for income taxes	$7,609	$7,056	$(19,484)

The reconciliation of income tax computed at the federal statutory rate to the provision (benefit) for income taxes is as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Statutory rate	$9,200	$(1,274)	$(16,192)
Foreign tax	(4,436)	(1,505)	4,350
State tax	2,632	2,690	(5,641)
Valuation allowance	961	2,428	(1,986)
Credits	(1,307)	0	(432)
Tax-exempt interest	0	0	348
Share-based compensation	1,777	1,498	304
Uncertain tax positions	(1,386)	2,530	(453)
Other	168	689	218

Provision (benefit) for income taxes	$7,609	$7,056	$(19,484)

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Deferred revenue	$37,019	$33,238
Share-based compensation	20,045	20,788
State tax	183	526
Reserves and accruals not currently deductible	4,534	5,384
Net operating losses	4,383	11,520
Tax credits	503	657
Other	794	1,210

Gross deferred tax assets	67,461	73,323
Valuation allowance for deferred tax assets	(1,816)	(4,341)

Deferred tax assets, net	65,645	68,982
Deferred tax liabilities:
Basis difference in intangibles	(20,074)	(26,110)
Other	(5,272)	(2,039)

Net deferred taxes	$40,299	$40,833

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Periodically, management reassesses the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on the Company’s assessment of these items during 2010, the Company determined that it is more likely than not that the net deferred tax assets will be realized. The net change in the valuation allowance for 2010 consists primarily of a $2.8 million reversal of the valuation allowance related to net operating losses for one of the Company’s subsidiaries in the United Kingdom.

As of December 31, 2010, the Company had net operating loss carryforwards for federal, state, United Kingdom, Australia, Brazil, France, China and the Netherlands of approximately $6.6 million, $68.4 million, $5.4 million, $0.3 million, $0.8 million, $1.4 million, $0.3 million and $0.1 million, respectively. A portion of the U.S. federal and state net operating losses are subject to annual limitations due to changes in ownership. If not utilized, the federal net operating loss carryforward will begin to expire in 2027, the state net operating loss carryforward will begin to expire in 2011 and the China net operating loss carryforward will expire in 2013. The net operating loss carryforwards in the United Kingdom, Australia, France, Brazil and the Netherlands have no expiration date.

As of December 31, 2010, the Company had approximately $41.4 million of undistributed earnings related to its foreign subsidiaries. Management believes that these earnings will be indefinitely reinvested in foreign jurisdictions; accordingly, the Company has not provided for U.S. federal income taxes related to these earnings. However, upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. Due to the complex nature of U.S. and foreign tax laws, it is not practicable for the Company to estimate the amount of tax liability as a result of a distribution of its foreign subsidiaries’ earnings.

The Company operates under a qualified tax incentive in China, which is in effect through 2012. The tax holiday is conditional upon the Company’s meeting certain employment, investment, or qualified project criteria. The tax incentive decreased the Company’s taxes in China by approximately $0.1 million, $0.5 million and $0.1 million for 2010, 2009 and 2008, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Balance at beginning of year	$14,225	$8,772	$12,338
Additions for tax positions related to the current year	703	2,578	705
Additions for tax positions of prior years	833	5,050	1,515
Reductions for tax positions related to prior years	(630)	(8)	(3,979)
Reductions for settlements	(1,253)	(1,325)	(65)
Reductions for lapse of statute of limitations for assessment of taxes	0	(842)	(1,742)

Balance at end of year	$13,878	$14,225	$8,772

Included in the balance of unrecognized tax benefits as of December 31, 2010 and 2009, are $9.7 million and $10.5 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate and $1.0 million, respectively as of both dates, of tax benefits that, if recognized, would increase additional paid-in capital. The Company also accrued potential penalties and interest of $0.4 million, $0.4 million and $0.5 million related to these uncertain tax positions during 2010, 2009 and 2008, respectively, and in total, as of December 31, 2010 and 2009, the Company has recorded a liability for potential penalties and interest of $2.1 million and $1.8 million, respectively. Based on the current status of the IRS audit and the related extension of the statutes of limitations, it is not reasonably possible to estimate a range by which the Company’s unrecognized tax benefits may change within the next twelve months.

The Company and its subsidiaries file tax returns which are routinely examined by tax authorities in the U.S. and in various state and foreign jurisdictions. The Company is currently under examination by the respective tax authorities for tax years 2005 to 2008 in the United States, for 2005 to 2008 in the United Kingdom and for 2006 to 2008 in Israel. The Company has various other on-going audits in various stages of completion. In general, the tax years 2005 through 2009 could be subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, tax years 2004 through 2009 could be subject to examination by the respective tax authorities.

During the first quarter of 2010, the Company was informed by the U.S. Internal Revenue Service (the “IRS”) that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued the Company a 30-day letter which outlines all of their proposed audit adjustments and required the Company to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and its Irish subsidiary, including the amount of cost sharing buy-in, as well as to the Company’s claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in the Company’s cost sharing arrangement could have on the Company’s effective tax rate. The Company disagrees with all of the proposed adjustments and has submitted a formal protest to the IRS for each matter. The IRS has acknowledged the receipt of the Company’s protest and has assigned the Company’s case to an IRS Appeals Officer. The Company is now awaiting an appointment with the Appeals Officer. The Company intends to continue to defend its position on all of these matters, including through litigation if required. The timing of the ultimate resolution of these matters cannot be reasonably estimated at this time.

12.	Employee Retirement Plans

The Company has a 401(k) defined contribution retirement plan (the “401(k) Plan”) covering substantially all U.S. employees. The 401(k) Plan provides for voluntary employee contributions from 1% to 50% of annual compensation, as defined, and provides for a discretionary employer matching contribution of 25% for each employee deferral contribution made during the plan year, up to 6% of the participant’s compensation. The Company also has defined contribution plans in certain foreign subsidiary locations in which the majority of employees in those locations participate. The amount of employer expenses including the employer contributions to the 401(k) Plan and foreign subsidiaries’ plans during the years ended December 31, 2010, 2009 and 2008 were $1.3 million, $1.4 million and $1.5 million, respectively.

13.	Summarized Quarterly Data (Unaudited)

The following tables present the Company’s unaudited quarterly consolidated statement of operations data for 2010 and 2009.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2010
Revenues	$79,770	$81,870	$84,748	$86,374
Gross profit	67,619	68,910	71,185	71,958
Income from operations	3,669	7,066	12,410	7,665
Income before income taxes	1,780	6,022	11,560	6,899
Net income	$835	$3,120	$5,781	$8,916
Basic income per share(1)	$0.02	$0.07	$0.14	$0.22
Diluted income per share(1)	$0.02	$0.07	$0.13	$0.21

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2009
Revenues	$77,567	$77,837	$78,601	$79,708
Gross profit	65,736	65,438	65,432	66,301
Income (loss) from operations	1,836	1,391	1,263	(1,431)
Loss before income taxes	(19)	(284)	(253)	(3,085)
Net (loss) income	$(1,087)	$3,335	$(1,925)	$(11,020)
Basic (loss) income per share(1)	$(0.02)	$0.08	$(0.04)	$(0.25)
Diluted (loss) income per share(1)	$(0.02)	$0.07	$(0.04)	$(0.25)

(1)	Basic and diluted net income (loss) per share computations for each quarter are independent and may not add up to the net income (loss) per share computation for the respective year. See Note 1 to the consolidated financial statements for an explanation of the determination of basic and diluted net income (loss) per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2010, the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Material Weaknesses as of December 31, 2009 and January 1, 2010 through September 30, 2010 and Remediation

In our annual report for the year ended December 31, 2008 and our quarterly reports for the periods from January 1, 2009 through September 30, 2009, we reported two material weaknesses, including one relating to deficiencies in our internal controls over the computation of our income tax benefit for the year ended December 31, 2008. Specifically, this material weakness related to our failure to reconcile properly the separate pre-tax bases in the individual subsidiary income tax provision calculations to the consolidated pre-tax earnings, together with the incorrect treatment of a valuation allowance in the tax reconciliation, which resulted in our failure to detect that a component of previously taxed income had not been eliminated in computing the tax provision. As we disclosed in 2009, we took actions to remediate these material weaknesses, tested our new internal controls and determined that our disclosure controls and procedures and additionally, our internal controls over financial reporting, were effective at the reasonable assurance level in our annual report for the year ended December 31, 2009 and our quarterly reports for the periods from January 1, 2010 through September 30, 2010. In the fourth quarter of 2010, we determined that in the quarter ended December 31, 2009, we made an error in reclassifying a portion of our deferred tax assets to income tax receivable because of a belief at the time that the amount was related to monthly-to-daily revenue adjustments for fiscal years 2006 through 2008 and, therefore, could be recoverable by amending our tax returns for those years. We subsequently discovered the error amount was instead related to a $5.8 million error in the calculation of the deferred tax assets when we changed the tax method of accounting for deferred revenue in 2003. The statute of limitations for filing an amended tax return for the 2003 tax year expired in September 2007 and as a result the $5.8 million error should have been corrected in our 2007 financial statements. In the fourth quarter of 2009 we had identified a variance of $5.8 million in our deferred tax assets through our reconciliation process and determined that the variance required corrective action, but we had not accurately determined the source of the variance. As a result, we reassessed the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and determined that we continued to have a material weakness in internal controls relating to the computation of our income tax provision as of December 31, 2009 and during the period from January 1, 2010 through September 30, 2010. Therefore, management concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2009.

In 2010, we took the following actions to remediate this material weakness, some of which were further implementation of actions we took in 2009:

•	We hired a new vice president of tax in 2010 and new qualified personnel in our tax group.

•	We enhanced our tracking and reporting of the tax attributes related to deferred revenue.

•

We implemented a more extensive reconciliation process to support our computation of our income tax provision, provided more supervision and performed a more thorough review of the work performed by the tax personnel.

During the fourth quarter of 2010, management tested the design and operating effectiveness of the implemented controls and concluded that the material weakness described above has been remediated as of December 31, 2010.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. The framework on which such evaluation was based is contained in the report entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on our evaluation under the criteria set forth in the COSO Report, our management concluded our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on our internal control over financial reporting which is included herein.

(c)	Changes in Internal Control over Financial Reporting

As described above, we took certain actions throughout 2010 to remediate our material weakness. Specifically, during the fourth quarter, we performed an annual detailed analysis that validated our deferred tax attributes and completed a more extensive reconciliation process to support our computation of the tax provision.

Other than these actions described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Item 4.02 – Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

On January 31, 2011, our Audit Committee determined that the financial statements included in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the Quarterly Report on Form 10-Q for the periods ended September 30, 2007 should no longer be relied upon as a result of an error in the calculation of the Internal Revenue Code Section 481(a) adjustment arising when we changed our tax method of accounting for deferred revenue in 2003.

The error resulted in our reporting overstated deferred tax assets of approximately $5.8 million in our financial statements for fiscal years 2003 through 2008. In 2009, we reclassified a portion of the error amount from deferred tax assets to income tax receivable because of a belief at the time that the error amount was related to monthly-to-daily revenue adjustments for fiscal years 2006 through 2008 and, therefore, would be recoverable by amending our tax returns for those years. We subsequently discovered the error amount was instead related to an error in the calculation of the deferred tax assets when we changed the tax method of accounting for deferred revenue in 2003. The statute of limitations to claim a refund for the 2003 tax year expired in September 2007. After evaluating various tax planning strategies, management determined that there is substantial uncertainty as to whether it will be able to recover the error amount based on case law. As a result, our 2007 financial statements should have reflected a write-off of the $5.8 million deferred tax asset and our 2008 and 2009 financial statements should have reflected the write-off on our tax asset and retained earnings balances.

We have not amended our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2007 or the Quarterly Report on Form 10-Q for the periods ended September 30, 2007 to reflect the restatements described in this Item 9B, and thus the financial statements and related financial statement information contained in those reports should no longer be relied upon.

The Audit Committee and management have discussed these matters with Ernst & Young LLP, the Company’s independent registered public accounting firm.

Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 1, 2011, we announced that Douglas C. Wride plans to retire as Chief Operating Officer of the Company effective on February 15, 2011. Mr. Wride’s duties will be assumed by current members of management.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Websense, Inc.

We have audited Websense, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Websense, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Websense, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Websense, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Websense, Inc. and our report dated February 10, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 10, 2011

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors. Information concerning our directors is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 7, 2011.

(b) Executive Officers. Information concerning our executive officers is set forth under the section captioned “Executive Officers” in Part I of this report.

(c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 7, 2011.

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

(e) Audit Committee. Information concerning the audit committee of our Board of Directors and our designated “audit committee financial experts” is incorporated by reference from the section captioned “Audit Committee” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 7, 2011.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Compensation of Executive Officers” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 7, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K concerning security ownership of certain beneficial owners and management is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on June 7, 2011.

The following table provides information as of December 31, 2010 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities subject to outstanding options, warrants and rights)
Equity compensation plans approved by security holders(1)	9,227,267	$21.61	8,011,065	(3)
Equity compensation plans not approved by security holders(2)	1,634	$11.50	—

Total	9,228,901	$21.60	8,011,065

(1)	Consists solely of the 2009 Equity Incentive Plan.
(2)	Consists of 354,000 stock option grants made to certain new employees in 2002 in order to induce them to commence employment with the Company, of which 1,634 shares under options are outstanding. The outstanding stock options have substantially the same terms as stock options issued under the 2009 Equity Incentive Plan and have a weighted average exercise price of $11.50 per share.
(3)	Consists of shares available for future issuance under the 2009 Equity Incentive Plan. As of December 31, 2010, an aggregate of 1,864,287 shares of Common Stock were available for issuance under the Employee Stock Purchase Plan and 6,146,778 shares of Common Stock were available for issuance under the 2009 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Transactions with Related Persons” in the Company’s Proxy Statement related to the Annual Meeting of Stockholders to be held on June 7, 2011.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Proposal 4: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement related to the Annual Meeting of Stockholders to be held on June 7, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1. The following consolidated financial statements of Websense, Inc. are filed as part of this report under Item 8—Financial Statements and Supplementary Data:

Consolidated balance sheets—December 31, 2010 and 2009	54
Consolidated statements of operations—Years ended December 31, 2010, 2009 and 2008	55
Consolidated statements of stockholders’ equity—Years ended December 31, 2010, 2009 and 2008	56
Consolidated statements of cash flows—Years ended December 31, 2010, 2009 and 2008	57
Notes to consolidated financial statements—December 31, 2010	58

2. Financial schedules required to be filed by Item 8 of this form:

Schedule II Valuation and Qualifying Accounts	91

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.	Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(2)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999

10.2(3)*	Amendment to Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated January 24, 2006

10.3(4)*	Employment Agreement by and between Websense, Inc. and Gene Hodges, dated January 9, 2006

10.4(5)*	Employment Agreement by and between Websense, Inc. and Arthur S. Locke III, dated July 28, 2009

10.5(6)*	Employment Agreement by and between Websense, Inc. and John McCormack, dated July 5, 2006

10.6(14)*	Employment Agreement by and between Websense, Inc. and Didier Guibal, dated July 14, 2009

10.7(1)*	2009 Equity Incentive Plan

10.8(1)*	Form of Stock Option Agreement under the 2009 Equity Incentive Plan

10.9(1)*	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan

10.10(1)*	Form of Non-Discretionary Stock Option Agreement under the 2009 Equity Incentive Plan and Form of Early Exercise Stock Purchase Agreement under the 2009 Equity Incentive Plan

10.11(1)*	Form of Non-Discretionary Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan

Exhibit Number	Description of Document
10.12*	2000 Amended and Restated Employee Stock Purchase Plan

10.13(2)	Form of Indemnification Agreement between Websense, Inc. and its directors

10.14(2)	Form of Indemnification Agreement between Websense, Inc. and its officers

10.15(7)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002

10.16(7)	First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002

10.17(7)	Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003

10.18(8)	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004

10.19(3)	Fourth Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated March 24, 2005

10.20(9)	Fifth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated December 21, 2006

10.21(9)	Sixth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated January 30, 2007

10.22(9)	Seventh Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated February 12, 2007

10.23(10)	Eighth Amendment to Lease between Websense, Inc. and Creekside Property Holdings LLC, dated June 24, 2010

10.24(11)	Credit Agreement, dated October 22, 2010, among Websense, Inc., PortAuthority Technologies, Inc., Karabunga, Inc., Bank of America N.A. and the other Lenders (as defined therein).

10.26(12)*	Officer Change in Control Severance Benefit Plan

10.27(12)*	Form of Severance Plan Participation Agreement for Tier One Officers

10.28(12)*	Form of Severance Plan Participation Agreement for Tier Two Officers

10.29(12)*	Form of Severance Plan Participation Agreement for Tier Three Officers

10.20(13)*	2011 Management Bonus Plan

10.30(13)*	2011 EVP of Worldwide Sales Bonus Plan

10.31(14)*	Board of Directors Compensation Plan

10.32(15)*	2010 Bonus Program

10.33(15)*	2010 EVP of Worldwide Sales Bonus Program

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

Exhibit Number	Description of Document
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to our Current Report on Form 8-K filed on June 19, 2009.
(2)	Filed as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.
(3)	Filed as an exhibit to our Form 10-K (No. 000-30093) for the period ended December 31, 2005 filed on March 3, 2006 and incorporated herein by reference.
(4)	Filed as an exhibit to our Form 8-K (No. 000-30093) filed on January 11, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to our Form 8-K filed on July 28, 2009 and incorporated herein by reference.
(6)	Filed as an exhibit to our Form 10-Q for the period ended March 31, 2008 filed on May 9, 2008 and incorporated herein by reference.
(7)	Filed as an exhibit to our Form 10-Q (No. 000-30093) for the period ended June 30, 2003 filed on August 13, 2003 and incorporated herein by reference.
(8)	Filed as an exhibit to our Form 10-Q (No. 000-30093) for the period ended September 30, 2004 filed on November 5, 2004 and incorporated herein by reference.
(9)	Filed as an exhibit to our Form 8-K filed on February 22, 2007 and incorporated herein by reference.
(10)	Filed as an exhibit to our Form 10-Q for the period ended June 30, 2010 filed on August 6, 2010 and incorporated herein by reference.
(11)	Filed as an exhibit to our Form 8-K filed on October 26, 2010 and incorporated herein by reference.
(12)	Filed as an exhibit to our Form 8-K filed on July 23, 2008 and incorporated herein by reference.
(13)	Filed as an exhibit to our Form 8-K filed on February 1, 2011 and incorporated herein by reference.
(14)	Filed as an exhibit to our Form 10-K for the period ended December 31, 2009 filed on February 25, 2010.
(15)	Filed as an exhibit to our Form 8-K filed on February 24, 2010 and incorporated herein by reference.

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

Signature	Title	Date

/s/ GENE HODGES Gene Hodges	Director, Chief Executive Officer (principal executive officer)	February 10, 2011

/s/ ARTHUR S. LOCKE III Arthur S. Locke III	Sr. Vice President and Chief Financial Officer (principal financial and accounting officer)	February 10, 2011

/s/ JOHN B. CARRINGTON John B. Carrington	Chairman of the Board	February 10, 2011

/s/ MARK ST.CLARE Mark St.Clare	Director	February 10, 2011

/s/ BRUCE T. COLEMAN Bruce T. Coleman	Director	February 10, 2011

/s/ JOHN SCHAEFER John Schaefer	Director	February 10, 2011

/s/ GARY E. SUTTON Gary E. Sutton	Director	February 10, 2011

/s/ PETER WALLER Peter Waller	Director	February 10, 2011

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

WEBSENSE, INC.

(in thousands)

A	B	C			D		E
Description	Balance at Beginning of Period	Additions			Deductions- Describe		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts-Describe
YEAR ENDED DECEMBER 31, 2008
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,131	$0	$0		$379	(1)	$1,752
YEAR ENDED DECEMBER 31, 2009
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,752	$0	$250	(2)	$200	(1)	$1,802
YEAR ENDED DECEMBER 31, 2010
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,802	$0	$0		$646	(3)	$1,156

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Amount represents reserve recorded as a reduction of deferred revenue and represents customer balances deemed uncollectible. The reserve is amortized as a reduction of revenue over the average life of all subscriptions.
(3)	The deductions of $646,000 in the year ended December 31, 2010 consisted of the reversal of reserves of $600,000 and $46,000 of uncollectible accounts written off.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(2)*	Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated June 11, 1999

10.2(3)*	Amendment to Employment Agreement by and between Websense, Inc. and Douglas C. Wride, dated January 24, 2006

10.3(4)*	Employment Agreement by and between Websense, Inc. and Gene Hodges, dated January 9, 2006

10.4(5)*	Employment Agreement by and between Websense, Inc. and Arthur S. Locke III, dated July 28, 2009

10.5(6)*	Employment Agreement by and between Websense, Inc. and John McCormack, dated July 5, 2006

10.6(14)*	Employment Agreement by and between Websense, Inc. and Didier Guibal, dated July 14, 2009

10.7(1)*	2009 Equity Incentive Plan

10.8(1)*	Form of Stock Option Agreement under the 2009 Equity Incentive Plan

10.9(1)*	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan

10.10(1)*	Form of Non-Discretionary Stock Option Agreement under the 2009 Equity Incentive Plan and Form of Early Exercise Stock Purchase Agreement under the 2009 Equity Incentive Plan

10.11(1)*	Form of Non-Discretionary Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan

10.12*	2000 Amended and Restated Employee Stock Purchase Plan

10.13(2)	Form of Indemnification Agreement between Websense, Inc. and its directors

10.14(2)	Form of Indemnification Agreement between Websense, Inc. and its officers

10.15(7)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002

10.16(7)	First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002

10.17(7)	Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003

10.18(8)	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004

10.19(3)	Fourth Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated March 24, 2005

10.20(9)	Fifth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated December 21, 2006

10.21(9)	Sixth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated January 30, 2007

10.22(9)	Seventh Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated February 12, 2007

10.23(10)	Eighth Amendment to Lease between Websense, Inc. and Creekside Property Holdings LLC, dated June 24, 2010

Exhibit Number	Description of Document
10.24(11)	Credit Agreement, dated October 22, 2010, among Websense, Inc., PortAuthority Technologies, Inc., Karabunga, Inc., Bank of America N.A. and the other Lenders (as defined therein).

10.26(12)*	Officer Change in Control Severance Benefit Plan

10.27(12)*	Form of Severance Plan Participation Agreement for Tier One Officers

10.28(12)*	Form of Severance Plan Participation Agreement for Tier Two Officers

10.29(12)*	Form of Severance Plan Participation Agreement for Tier Three Officers

10.20(13)*	2011 Management Bonus Plan

10.30(13)*	2011 EVP of Worldwide Sales Bonus Plan

10.31(14)*	Board of Directors Compensation Plan

10.32(15)*	2010 Bonus Program

10.33(15)*	2010 EVP of Worldwide Sales Bonus Program

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to our Current Report on Form 8-K filed on June 19, 2009.
(2)	Filed as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.
(3)	Filed as an exhibit to our Form 10-K (No. 000-30093) for the period ended December 31, 2005 filed on March 3, 2006 and incorporated herein by reference.
(4)	Filed as an exhibit to our Form 8-K (No. 000-30093) filed on January 11, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to our Form 8-K filed on July 28, 2009 and incorporated herein by reference.
(6)	Filed as an exhibit to our Form 10-Q for the period ended March 31, 2008 filed on May 9, 2008 and incorporated herein by reference.
(7)	Filed as an exhibit to our Form 10-Q (No. 000-30093) for the period ended June 30, 2003 filed on August 13, 2003 and incorporated herein by reference.
(8)	Filed as an exhibit to our Form 10-Q (No. 000-30093) for the period ended September 30, 2004 filed on November 5, 2004 and incorporated herein by reference.

(9)	Filed as an exhibit to our Form 8-K filed on February 22, 2007 and incorporated herein by reference.
(10)	Filed as an exhibit to our Form 10-Q for the period ended June 30, 2010 filed on August 6, 2010 and incorporated herein by reference.
(11)	Filed as an exhibit to our Form 8-K filed on October 26, 2010 and incorporated herein by reference.
(12)	Filed as an exhibit to our Form 8-K filed on July 23, 2008 and incorporated herein by reference.
(13)	Filed as an exhibit to our Form 8-K filed on February 1, 2011 and incorporated herein by reference.
(14)	Filed as an exhibit to our Form 10-K for the period ended December 31, 2009 filed on February 25, 2010.
(15)	Filed as an exhibit to our Form 8-K filed on February 24, 2010 and incorporated herein by reference.