Form 10-Q
period 2011-03-31
WEBSENSE INC
filed 2011-05-06
CIK 1098277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of April 25, 2011 was 39,951,562.

Websense, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2011

Part I – Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets

(In thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,343	$77,390
Cash and cash equivalents – restricted	218	256
Accounts receivable, net	55,414	82,182
Income tax receivable / prepaid income tax	429	2,760
Current portion of deferred income taxes	36,243	36,191
Other current assets	14,200	14,708

Total current assets	185,847	213,487
Cash and cash equivalents – restricted, less current portion	443	434
Property and equipment, net	17,161	16,944
Intangible assets, net	38,189	41,078
Goodwill	372,445	372,445
Deferred income taxes, less current portion	7,276	6,352
Deposits and other assets	13,429	11,203

Total assets	$634,790	$661,943

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,859	$6,858
Accrued compensation and related benefits	21,433	22,168
Other accrued expenses	18,790	18,704
Current portion of income taxes payable	60	549
Current portion of deferred tax liability	774	367
Current portion of deferred revenue	245,911	251,890

Total current liabilities	293,827	300,536
Other long term liabilities	1,624	2,388
Income taxes payable, less current portion	16,750	16,065
Secured loan	63,000	67,000
Deferred tax liability, less current portion	4,300	1,877
Deferred revenue, less current portion	136,423	142,414

Total liabilities	515,924	530,280
Stockholders’ equity
Common stock	551	548
Additional paid-in capital	380,717	373,229
Treasury stock, at cost	(308,972)	(282,570)
Retained earnings	49,374	41,253
Accumulated other comprehensive loss	(2,804)	(797)

Total stockholders’ equity	118,866	131,663

Total liabilities and stockholders’ equity	$634,790	$661,943

See accompanying notes.

Websense, Inc.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2011	March 31, 2010
Revenues	$88,634	$79,770
Cost of revenues	14,663	12,151

Gross profit	73,971	67,619
Operating expenses:
Selling and marketing	40,855	40,749
Research and development	14,160	14,125
General and administrative	11,164	9,076

Total operating expenses	66,179	63,950

Income from operations	7,792	3,669
Interest expense	(426)	(1,145)
Other income (expense), net	1,464	(744)

Income before income taxes	8,830	1,780
Provision for income taxes	709	945

Net income	$8,121	$835

Net income per share:
Basic net income per share	$0.20	$0.02
Diluted net income per share	$0.20	$0.02
Weighted average shares – basic	40,531	43,213
Weighted average shares – diluted	41,398	44,110

See accompanying notes.

Websense, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited and in thousands)

	Common stock		Additional	Treasury	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	paid-in capital	stock	earnings	loss	equity
Balance at December 31, 2010	41,001	$548	$373,229	$(282,570)	$41,253	$(797)	$131,663
Issuance of common stock upon exercise of options	115	1	1,710	0	0	0	1,711
Issuance of common stock from restricted stock units, net	163	2	0	(1,403)	0	0	(1,401)
Share-based compensation expense	0	0	5,505	0	0	0	5,505
Net tax windfall from share-based compensation	0	0	273	0	0	0	273
Purchase of treasury stock	(1,200)	0	0	(24,999)	0	0	(24,999)
Components of comprehensive income:
Net income	0	0	0	0	8,121	0	8,121
Net change in unrealized gain on derivative contract, net of tax	0	0	0	0	0	69	69
Translation adjustments	0	0	0	0	0	(2,076)	(2,076)

Comprehensive income							6,114

Balance at March 31, 2011	40,079	$551	$380,717	$(308,972)	$49,374	$(2,804)	$118,866

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended
	March 31, 2011	March 31, 2010
Operating activities:
Net income	$8,121	$835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,510	9,428
Share-based compensation	5,505	6,584
Deferred income taxes	119	(1,250)
Unrealized gain on foreign exchange	(750)	(268)
Excess tax benefit from share-based compensation	(529)	(747)
Changes in operating assets and liabilities:
Accounts receivable	26,779	29,427
Other assets	(1,316)	(2,609)
Accounts payable	(403)	817
Accrued compensation and related benefits	(1,078)	(1,623)
Other liabilities	(2,201)	(3,374)
Deferred revenue	(11,974)	(5,121)
Income taxes payable and receivable/prepaid	2,627	2,336

Net cash provided by operating activities	31,410	34,435

Investing activities:
Change in restricted cash and cash equivalents	38	(238)
Purchase of property and equipment	(1,911)	(2,537)
Purchase of intangible assets	(275)	0

Net cash used in investing activities	(2,148)	(2,775)

Financing activities:
Proceeds from secured loan	26,000	0
Principal payments on secured loan	(30,000)	(12,000)
Principal payments on capital lease obligation	(569)	0
Proceeds from exercise of stock options	1,711	7,571
Excess tax benefit from share-based compensation	529	747
Tax payments related to restricted stock unit issuances	(1,401)	(1,643)
Purchase of treasury stock	(23,969)	(20,170)

Net cash used in financing activities	(27,699)	(25,495)

Effect of exchange rate changes on cash and cash equivalents	390	(715)
Increase in cash and cash equivalents	1,953	5,450
Cash and cash equivalents at beginning of period	77,390	82,862

Cash and cash equivalents at end of period	$79,343	$88,312

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$694	$566
Interest paid	$393	$857
Change in other accrued expenses for purchase of treasury stock	$1,030	$(171)

See accompanying notes.

Websense, Inc.

Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and results of operations for the interim periods presented.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2010, included in Websense, Inc.’s (“Websense”, the “Company”, “we”, “us” or “our”) Annual Report on Form 10-K filed with the SEC. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Other than the adoption of new accounting standards related to revenue recognition and the change in functional currency designations for certain subsidiaries, each as discussed below, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Revenue Recognition

The Company is a global provider of unified Web, data and email content security solutions that are designed to protect data and users from modern cyber-threats, information leaks, legal liability and productivity loss. The Company provides its products to its customers as software installed on standard server hardware, as software pre-installed on optimized appliances, as a cloud-based service (security-as-a-service or “SaaS”) offering, or in a hybrid appliance/SaaS configuration.

The majority of the Company’s revenue is derived from software and SaaS sold on a subscription basis. A subscription is generally 12, 24 or 36 months in duration and for a fixed number of seats. The Company recognizes revenue for the software and SaaS subscriptions, including any related technical support and professional services, on a daily straight-line basis, commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, the Company electronically delivers access codes to customers and then promptly invoices customers for the full amount of their subscriptions. Payment is generally due for the full term of the subscription within 30 to 60 days of the invoice date.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance any tangible products containing software components and non-software components that operate together to deliver the product’s essential functionality. In addition, the FASB amended the accounting standards for certain multiple element revenue arrangements to:

•

provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements; and

•

require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“BESP”), if neither VSOE or TPE is available.

The Company adopted the amended standards as of January 1, 2011 on a prospective basis for transactions entered into or materially modified after December 31, 2010.

A relatively small portion of the Company’s sales is for appliances, which are standard server hardware platforms optimized for the Company’s software products. These appliances contain software components such as operating systems that operate together to provide the essential functionality of the appliance. Based on the amended accounting standards, when sold in a multiple element arrangement that includes software deliverables, the Company’s hardware appliances are considered non-software deliverables and are no longer accounted for under the industry-specific software revenue recognition guidance. When appliance orders are taken, the Company ships the product, invoices the customer and recognizes revenue when title/risk of loss passes to the buyer (typically upon delivery to a common carrier) and the other criteria of revenue recognition are met. The revenue recognized is based upon BESP, as outlined further below.

The Company also enters into multiple element revenue arrangements in which a customer may purchase a combination of software or SaaS subscriptions, appliances, appliance and software upgrades, technical support and professional services.

For transactions entered into prior to the adoption of the amended revenue standards on January 1, 2011, all elements in a multiple element arrangement containing software were treated as a single unit of accounting as the Company did not have adequate support for VSOE of undelivered elements. As a result, the Company deferred revenue on its multiple element arrangements until only the post-contract customer support (database updates and technical support) or other services not essential to the functionality of the software remained undelivered. At that point, the revenue was amortized over the remaining life of the software subscription or estimated delivery term of the services, whichever was longer.

For transactions entered into subsequent to the adoption of the amended revenue recognition standards that are multiple element arrangements, the Company allocates the arrangement fee to the software related elements and the non-software related elements based upon the relative selling price of such element. When applying the relative selling price method, the Company determines the selling price for each element using BESP, as VSOE and TPE are not available. The revenue allocated to the software related elements is recognized based on the industry-specific software revenue recognition guidance that remains unchanged. The revenue allocated to the non-software related elements is recognized based on the nature of the element provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. The manner in which the Company accounts for multiple element arrangements that contain only software and software-related elements remains unchanged.

The Company determines BESP for an individual element within a multiple-element revenue arrangement using the same methods utilized to determine the selling price of an element sold on a standalone basis. The Company estimates the selling price by considering internal factors such as historical pricing practices and gross margin objectives. Consideration is also given to market conditions such as competitor pricing strategies, customer demands, and geography. The Company regularly reviews BESP and maintains internal controls over the establishment and updates of these estimates.

During the first quarter of 2011 the Company recognized $8.2 million in revenue from appliance sales, of which $3.5 million represented the ratable recognition of deferred revenue for sales recorded prior to the adoption of the amended revenue recognition rules. Had the Company not adopted the amended revenue recognition rules, the amount of revenue recognized from appliance sales would have been $4.2 million for the first quarter of 2011. The new accounting guidance for revenue recognition is expected to continue to have a significant effect on total revenues in future periods, although the impact on the timing and pattern of revenue will vary depending on the nature and volume of new or materially modified contracts in any given period.

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

The Company records distributor marketing payments and channel rebates as an offset to revenue, unless it receives an identifiable benefit in exchange for the consideration and it can estimate the fair value of the benefit received. The Company recognizes distributor marketing payments as an offset to revenue in the period the marketing service is provided and it recognizes channel rebates as an offset to revenue on a straight-line basis over the term of the corresponding subscription agreement.

Functional Currency Designations

As of December 31, 2010, the Company’s international subsidiaries had the U.S. dollar as their functional currencies. In connection with the completion of a global restructuring of the Company’s international distribution operations during 2010 that became effective at the beginning of 2011, the Company reassessed the functional currency designation of each of its subsidiaries and determined that a change in functional currency from the U.S. dollar to the respective local currency for certain of its subsidiaries was appropriate as the primary economic environment in which these entities operate changed as a result of the restructuring. The change in functional currency designation was made prospectively effective as of the beginning of fiscal 2011 and the adjustment from translating these subsidiaries’ financial statements from the local currency to the U.S. dollar was recorded as a separate component of accumulated other comprehensive income. Foreign currency translation adjustments generally reflect the translation of the balance sheet at period end exchange rates and the income statement at an average exchange rate in effect during the respective period. Upon the change in functional currency, the Company recorded a cumulative translation adjustment of approximately $1.4 million, which is included in the consolidated balance sheet.

2. Net Income Per Share

Basic net income per share (“EPS”) is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive stock options, dilutive restricted stock units and dilutive employee stock purchase plan grants. Dilutive stock options, dilutive restricted stock units and dilutive employee stock purchase plan grants are calculated based on the average share price for each fiscal period using the treasury stock method. If, however, the Company reports a net loss, the diluted EPS is computed in the same manner as the basic EPS.

During the three months ended March 31, 2011 and 2010, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive securities totaled 867,000 and 897,000, respectively. Potentially dilutive securities totaling approximately 4,719,000 and 5,934,000 weighted average shares for the three months ended March 31, 2011 and 2010, respectively, were excluded from the diluted EPS calculation because of their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
March 31, 2011:
Basic EPS	$8,121	40,531	$0.20
Effect of dilutive securities	—	867	—

Diluted EPS	$8,121	41,398	$0.20

March 31, 2010:
Basic EPS	$835	43,213	$0.02
Effect of dilutive securities	—	897	—

Diluted EPS	$835	44,110	$0.02

3. Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended
	March, 31 2011	March, 31 2010
Net income	$8,121	$835
Net change in unrealized gain on derivative contracts, net of tax of $(46) and $(133), respectively	69	211
Translation adjustment	(2,076)	—

Comprehensive income	$6,114	$1,046

The accumulated unrealized derivative gain (loss), net of tax, on the Company’s derivative contracts included in “Accumulated other comprehensive loss” were as follows (in thousands):

	Three Months Ended
	March, 31 2011	March, 31 2010
Beginning balance	$828	$(369)
Net change during the period	69	211

Ending balance	$897	$(158)

4. Intangible Assets

Intangible assets subject to amortization consisted of the following as of March 31, 2011 (in thousands):

	Remaining Weighted Average Life (in years)	Cost	Accumulated Amortization	Net
Technology	3.3	$17,384	$(11,184)	$6,200
Customer relationships	4.9	126,200	(94,288)	31,912
Trade name	0.8	510	(433)	77

Total	4.6	$144,094	$(105,905)	$38,189

As of March 31, 2011, remaining amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2011	$11,747
2012	8,477
2013	5,725
2014	4,693
2015	3,867
Thereafter	3,680

Total expected amortization expense	$38,189

5. Credit Facility

In October 2007, the Company entered into an amended and restated senior credit agreement, which was subsequently amended in December 2007, June 2008 and February 2010 (the “2007 Credit Agreement”). The $225 million senior credit facility consisted of a five year $210 million senior secured term loan and a $15 million revolving credit facility. In October 2010, the Company entered into a new credit agreement (the “2010 Credit Agreement”) and used the proceeds to repay the term loan under the 2007 Credit Agreement and retired the 2007 Credit Agreement. The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and $5 million sublimit for swing line loans. The Company may increase the maximum aggregate commitment under the 2010 Credit Agreement up to $200 million if certain conditions are satisfied, including that it is not in default under the 2010 Credit Agreement at the time of the increase and that it obtains the commitment of the lenders participating in the increase. Loans under the 2010 Credit Agreement are designated at the Company’s election as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to the highest of (i) the federal funds rate plus 0.5%, (ii) the Eurodollar rate plus 1.00% and (iii) Bank of America’s prime rate, in each case plus a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate plus (ii) a margin set forth below. As of March 31, 2011, the Company’s weighted average interest rate was 2.0% .

The applicable margins are determined by reference to the Company’s leverage ratio, as set forth in the table below:

Consolidated Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans
<1.25:1.0	1.75%	0.75%
>1.25:1.0	2.00%	1.00%

For each commercial Letter of Credit, the Company must pay a fee equal to 0.125% per annum times the daily amount available to be drawn under such Letter of Credit and, for each standby Letter of Credit, the Company must pay a fee equal to the applicable margin for Eurodollar rate loans times the daily amount available to be drawn under such Letter of Credit. A quarterly commitment fee is payable to the lenders in an amount equal to 0.25% of the unused portion of the credit facility.

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

The secured revolving credit facility under the 2010 Credit Agreement and the term loan under the 2007 Credit Agreement are included in the line item “Secured loan” on our consolidated balance sheets. As of March 31, 2011, future remaining minimum principal payments under the secured loan will be as follows (in thousands):

Years Ending December 31,
2011	$—
2012	—
2013	—
2014	—
2015	63,000

Total	$63,000

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

The following table presents the values of balance sheet accounts measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Cash equivalents - money market funds	$6,554	$—	$—	$6,554
Interest rate swap	—	1,494	—	1,494
Foreign currency forward contracts not designated as hedges	—	50	—	50

(1) –	quoted prices in active markets for identical assets or liabilities

(2)   –   observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) –	no observable pricing inputs in the market

Included in other assets are derivative contracts, comprised of an interest rate swap contract and foreign currency forward contracts that are valued using models based on readily observable market parameters for all substantial terms of the Company’s derivative contracts and thus are classified within Level 2.

The Company uses derivative financial instruments to manage foreign currency risk relating to foreign exchange rates, and to manage interest rate risk relating to the Company’s variable rate secured loan. The Company does not use these instruments for speculative or trading purposes. The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates and changes in interest rates. Derivative instruments are recognized as either assets or liabilities in the accompanying financial statements and are measured at fair value. Gains and losses resulting from changes in the fair values of those derivative instruments are recorded to earnings or other comprehensive income depending on the use of the derivative instrument and whether it qualifies for hedge accounting.

In connection with the 2010 Credit Agreement, the Company entered into an interest rate swap agreement to pay a fixed rate of interest (1.778% per annum) and receive a floating rate interest payment (based on three-month LIBOR) on a principal amount of $50 million. The $50 million swap agreement becomes effective on December 30, 2011 and expires on October 29, 2015.

During the three months ended March 31, 2011 and 2010, the Company utilized Euro, British Pound and Australian Dollar foreign currency forward contracts to hedge anticipated foreign currency denominated net monetary assets. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. The (losses) gains related to the contracts designated as fair value hedges are included in other income (expense), net, in the accompanying consolidated statements of income and amounted to approximately ($24,000) and $513,000 for the three months ended March 31, 2011 and 2010, respectively. All of the fair value hedging contracts in place as of March 31, 2011 will be settled before September 2011.

Notional and fair values of the Company’s foreign currency hedging positions at March 31, 2011 and 2010 are presented in the table below (in thousands):

	March 31, 2011			March 31, 2010
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro	5,000	$6,881	$7,095	3,500	$4,751	$4,728
British Pound	—	—	—	750	1,173	1,138
Australian Dollar	7,244	7,160	7,424	2,500	2,230	2,281

Total		$14,041	$14,519		$8,154	$8,147

The effects of derivative instruments on the Company’s financial statements were as follows as of March 31, 2011 and 2010 and for the three months then ended (in thousands). There was no ineffective portion nor was any amount excluded from effectiveness testing during any of the periods presented below.

		Fair Value of Derivative Instruments
	Balance Sheet Location	March 31, 2011	March 31, 2010
Interest rate contracts designated as cash flow hedges	Other assets /(other accrued expenses)	$1,494	$(321)
Currency contracts designated as cash flow hedges	Other assets	—	49
Currency contracts not designated as hedges	Other assets /(other accrued expenses)	50	(200)

Total derivatives		$1,544	$(472)

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships
	Three Months Ended March 31,		Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
	2011	2010		2011	2010
Interest rate contracts	$69	$177	Interest expense	$—	$(310)
Currency contracts	—	34	R&D	—	(4)

Total	$69	$211		$—	$(314)

	Location and Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
Derivatives Not Designated as Hedges		2011		2010
Currency forward contracts	Other income (expense), net		$(24)	$513

Fair Value Measurements on a Nonrecurring Basis

During the quarter ended March 31, 2011, the Company did not re-measure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (e.g., goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination). As of March 31, 2011, the Company’s secured loan, with a carrying value of $63.0 million, had an estimated fair value of $63.1 million which the Company determined using a discounted cash flow model with a discount rate of 2.0% which represents the Company’s estimated incremental borrowing rate.

7. Stockholders’ Equity

Share-Based Compensation

Employee Stock Plans

The following table summarizes the Company’s restricted stock unit activity since December 31, 2010:

	Number of Shares	Weighted Average Fair Value
Balance at December 31, 2010	1,348,147	$17.03
Granted	756,500	21.10
Released	(230,120)	20.99
Canceled	(112,292)	16.03

Balance at March 31, 2011	1,762,235	18.88

The following table summarizes the Company’s stock option activity since December 31, 2010:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2010	7,880,754	$22.39
Exercised	(115,059)	14.87
Canceled	(210,791)	20.95

Balance at March 31, 2011	7,554,904	22.54

The results of operations for the three months ended March 31, 2011 and 2010 include share-based compensation expense in the following expense categories of the consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2011	2010
Share-based compensation in:
Cost of revenues	$285	$332

Total share-based compensation in cost of revenues	285	332
Selling and marketing	1,330	1,888
Research and development	1,044	1,490
General and administrative	2,846	2,874

Total share-based compensation in operating expenses	5,220	6,252

Total share-based compensation	$5,505	$6,584

The Company used the following assumptions to estimate the fair value of the stock options granted; however, no options were granted during the three months ended March 31, 2011.

	Three Months Ended March 31,
	2011	2010
Average expected life (years)	3.4	3.4
Average expected volatility factor	41.7%	42.7%
Average risk-free interest rate	1.6%	1.6%
Average expected dividend yield	0	0

Treasury Stock

The Company repurchased shares of its common stock during the first three months of 2011 as follows:

	Number of Shares	Average Price Per Share
Shares repurchased through December 31, 2010	15,624,519	$19.83
Shares repurchased during the three months ended March 31, 2011	1,199,783	20.83

Total shares repurchased through March 31, 2011	16,824,302	19.90

The remaining number of shares authorized for repurchase under the Company’s stock repurchase program as of March 31, 2011 was 7,175,698 shares. The 2010 Credit Agreement permits the Company to repurchase its securities so long as it is not in default under the 2010 Credit Agreement, has complied with all of its financial covenants, and has available cash and cash equivalents (including availability under the secured revolving loan) of at least $20 million; provided, however, if, after giving effect to any repurchase, the Company’s leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10 million in the aggregate in any fiscal year.

8. Tax Matters

For the three months ended March 31, 2011 the Company recognized an income tax expense of $0.7 million which represents an effective tax rate of 8%. The effective tax rate variance from the statutory rate is primarily related to the unfavorable impact of foreign withholding taxes and non-deductible share-based payments, offset by a non-recurring net discrete tax benefit of $2.8 million related primarily to our global distribution restructuring. This $2.8 million net tax benefit relates primarily to the non-recurring tax effect from the transfer of customer relationship intangible assets and the related deferred tax liabilities from a higher tax rate jurisdiction to a lower tax rate jurisdiction. The entire tax benefit is reflected in the first quarter of 2011 upon completion of our global distribution restructuring and is not expected to recur.

The Company and its subsidiaries file tax returns which are routinely examined by tax authorities in the U.S. and in various state and foreign jurisdictions. The Company is currently under examination by the respective tax authorities for tax years 2005 to 2009 in the United States, for 2005 to 2008 in the United Kingdom and for 2006 to 2009 in Israel. The Company has various other on-going audits in various stages of completion. In general, the tax years 2005 through 2009 could be subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, tax years 2004 through 2009 could be subject to examination by the respective tax authorities.

During the first quarter of 2010, the Company was informed by the U.S. Internal Revenue Service (the “IRS”) that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued the Company a 30-day letter which outlined all of their proposed audit adjustments and required the Company to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and its Irish subsidiary, including the amount of cost sharing buy-in, as well as to the Company’s claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in the Company’s cost sharing arrangement could have on the Company’s effective tax rate. The Company disagrees with all of the proposed adjustments and has submitted a formal protest to the IRS for each matter. The IRS has acknowledged the receipt of the Company’s protest and has assigned the Company’s case to an IRS Appeals Officer. The Company intends to continue to defend its position on all of these matters, including through litigation if required. The Company has received a hearing notice from the Appeals office and expects that the Appeals process will commence during the second quarter of 2011. The timing of the ultimate resolution of these matters cannot be reasonably estimated at this time.

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

The Company is involved in various other legal actions in the normal course of business. Based on current information, including consultation with the Company’s attorneys, management believes it has adequately reserved for any ultimate liability that may result from these actions, including the Finjan litigation, such that any liability would not materially affect the Company’s consolidated financial position, results of operations or cash flows. It is reasonably possible that the ultimate liability for these matters will be greater than the amount the Company has accrued for; however, management is not able to estimate any amount over what it has already accrued for at this time. Management’s evaluation of the likely impact of these actions could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on the Company’s results of operations or cash flows in a future period.

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

Forward-Looking Statements

This report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

•	anticipated trends in revenues and billings;

•	plans, strategies and objectives of management for future operations;

•	growth opportunities in domestic and international markets;

•	new and enhanced reliance on channels of distribution;

•	anticipated product enhancements or releases;

•	customer acceptance and satisfaction with our products, services and fee structures;

•	expectations regarding competitive products and pricing;

•	changes in domestic and international market conditions;

•	risks associated with fluctuations in foreign currency exchange rates;

•	the impact of macro-economic conditions on our customers;

•	expected trends in operating and other expenses;

•	anticipated cash and intentions regarding usage of cash;

•	risks related to compliance with the covenants in our credit agreement;

•	risks associated with launching new product offerings;

•	changes in effective tax rates, laws and interpretations and statements related to tax audits and proposed adjustments;

•	risks related to changes in accounting interpretations or accounting guidance;

•	the volatile and competitive nature of the Internet and security industries; and

•	the success of our brand development efforts.

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

Overview

We are a global provider of unified Web, data and email content security solutions designed to protect data and users from modern cyber-threats, information leaks, legal liability and productivity loss. We provide our solutions to our customers as software installed on standard server hardware, as software pre-installed on optimized appliances, as a cloud-based service (security as-a-service or SaaS) offering, or in a hybrid appliance/SaaS configuration. Our products and services are sold worldwide to public sector entities, enterprise customers, small and medium sized businesses (“SMBs”), and Internet service providers through a network of value-added resellers and OEM arrangements. Our portfolio of Web security, data security and email content security solutions allows organizations to:

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

Since we commenced operations in 1994, Websense has evolved from a reseller of computer security products to a leading developer and provider of information technology (“IT”) security software solutions. Our first Web filtering software product was released in 1996 and prevented access to inappropriate Web content. Since then, we have focused on adapting our Web filtering and content classification capabilities to address changing Internet use patterns including the rise of Web-based social and business applications and the growing incidence of Web-based criminal activity.

During the three months ended March 31, 2011 and 2010, we derived 50% and 51%, respectively, of our revenues from international sales, with the United Kingdom comprising approximately 11% and 13% of our total revenues in the three months ended March 31, 2011 and 2010, respectively. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

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

We sell subscriptions to our software products, generally in 12, 24 or 36 month contract durations, based on the number of seats or devices managed. As described elsewhere in this report, we recognize revenue from subscriptions to our software products on a daily straight-line basis commencing on the day the term of the subscription begins, over the term of the subscription agreement. We recognize revenue associated with OEM contracts ratably over the contractual period for which we are obligated to provide our services. We generally recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract and are fully expensed in the period the product and/or key is delivered. Our operating expenses, including cost of revenues, in the first quarter of 2011 increased compared to the first quarter of 2010, primarily due to increased cost of revenues from the immediate recognition of appliance cost of sales as a result of the adoption of the new revenue recognition accounting standards and our increased headcount, partially offset by a reduction in the amortization of acquired intangible assets of $2.7 million. Given our deferred revenue as of March 31, 2011, our subscriptions up for renewal in 2011 for which we will recognize a portion of the total billing as revenues during 2011 and our forecasted operating expenses, we currently expect to report income from operations for our fiscal year 2011.

Billings represent the amount of subscription contracts, OEM royalties and appliance sales billed to customers during the period. Our subscription-based business model operates such that subscription billings are recorded initially to our balance sheet as deferred revenue and then recognized to our income statement as revenue ratably over the subscription term or, in the case of OEM arrangements, over the contractual obligation period. Our billings are not a numerical measure that can be calculated in accordance with generally accepted accounting principles (“GAAP”). We provide this measurement in reporting financial performance because this measurement provides a consistent basis for understanding our sales activities each period. We believe the billings measurement is useful because the GAAP measurements of revenue and deferred revenue in the current period include subscription contracts commenced in prior periods. We reported billings (net of distributor marketing payments, channel rebates and adjustments to the allowance for doubtful accounts) of $76.7 million during the first quarter of 2011 compared to $74.6 million during the first quarter of 2010. Billings from our TRITON solution products increased from $24.2 million in the first quarter of 2010 to $34.4 million in the first quarter of 2011, whereas billings from our non-TRITON solution products declined from $47.6 million in the first quarter of 2010 to $41.2 million in the first quarter of 2011. Our TRITON solutions include our Web Security Gateway family of products, data security, cloud-based security and our related hardware. Our non-TRITON solutions include our web filtering products, such as our web security suite, on-premises e-mail security and related hardware. Our appliance billings increased from $3.7 million in the first quarter of 2010 to $4.7 million in the first quarter of 2011. Billings from incremental sales, which includes subscriptions to new customers and upgraded subscriptions, increased from $20.5 million in the first quarter of 2010 to $21.0 million in the first quarter of 2011. Billings from OEM arrangements declined from $2.8 million in the first quarter of 2010 to $1.1 million in the first quarter of 2011. Our international billings represented $42.2 million or 55% of our total billings for the first quarter of 2011 compared to $37.7 million or 52% of total billings for the first quarter of 2010. The average annual value of each subscription sold during the first quarter of 2011 was $9,100 compared to $7,900 during the first quarter of 2010, reflecting our increased sale of Web Security Gateway products to larger enterprise customers and our average contract duration increased from 22.9 months to 23.6 months, reflecting the increased sale of TRITON products in the product mix. We expect our billings to grow for the remainder of 2011 relative to 2010 billings. Our billings depend in part on the number of subscriptions up for renewal each quarter and are influenced by seasonal variations with our fourth quarter generally being the strongest quarter in billings, and our first quarter generally being the lowest quarter for billings each fiscal year. As a trend, the percentage of billings from subscriptions to our Web Security Gateway products, including those pre-installed on appliances, is increasing, and the percentage of billings from our pure Web filtering products is declining.

During 2010, we completed a global restructuring of our international distribution operations, which we anticipate will reduce the complexity and compliance risks associated with our global distribution activities. We expect that the restructuring also will reduce our GAAP effective tax rate relative to the GAAP effective tax rate that would have applied absent the restructuring because we expect to reduce our taxable income in certain foreign jurisdictions and expect to increase our taxable income in a lower tax rate foreign jurisdiction where we streamlined and consolidated the ownership of our intellectual property and distribution rights. The restructuring did not materially impact our U.S. business operations or the relative amount of taxable income in the U.S. versus outside the U.S. While we anticipate that our GAAP effective tax rate will be lower than it would have been without the global distribution restructuring, we cannot predict whether the GAAP effective tax rate in any particular period will be less than the GAAP effective tax rate in the immediately preceding prior period or in the comparable period of the prior fiscal year. The actual impact of the restructuring on our GAAP effective tax rate is highly dependent on our future results of operations.

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

Revenue Recognition. The majority of our revenue is derived from software and SaaS sold on a subscription basis. A subscription is generally 12, 24 or 36 months in duration and for a fixed number of seats. We recognize revenue for the software and SaaS subscriptions, including any related technical support and professional services, on a daily straight-line basis, commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver access codes to customers and then promptly invoice customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of invoicing.

In October 2009, the FASB amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance any tangible products containing software components and non-software components that operate together to deliver the product’s essential functionality. In addition, the FASB amended the accounting standards for certain multiple element revenue arrangements to:

•

provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements; and

•

require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, where the selling price for an element is based on VSOE, if available; TPE, if available and VSOE is not available; or the BESP, if neither VSOE or TPE is available.

We adopted the amended standards as of January 1, 2011 on a prospective basis for transactions entered into or materially modified after December 31, 2010.

A relatively small portion of our sales is for appliances, which are standard server hardware platforms optimized for our software products. These appliances contain software components such as operating systems that operate together to provide the essential functionality of the appliance. Based on the amended accounting standards, when sold in a multiple element arrangement that includes software deliverables, our hardware appliances are considered non-software deliverables and are no longer accounted for under the industry-specific software revenue recognition guidance. When appliance orders are taken, we ship the product, invoice the customer and recognize revenue when title/risk of loss passes to the buyer (typically upon delivery to a common carrier) and the other criteria of revenue recognition are met. The revenue recognized is based upon BESP, as outlined further below.

We also enter into multiple element revenue arrangements in which a customer may purchase a combination of software or SaaS subscriptions, appliances, appliance and software upgrades, technical support and professional services.

For transactions entered into prior to the adoption of the amended revenue standards on January 1, 2011, all elements in a multiple element arrangement containing software were treated as a single unit of accounting as we did not have adequate support for VSOE of delivered elements. As a result, we deferred revenue on our multiple element arrangements until only the post-contract customer support (database updates and technical support) or other services not essential to the functionality of the software remained undelivered. At that point, the revenue was amortized over the remaining life of the software subscription or estimated delivery term of the services, whichever was longer.

For transactions entered into subsequent to the adoption of the amended revenue recognition standards that are multiple element arrangements, we allocate the arrangement fee to the software related elements and the non-software related elements based upon the relative selling price of such element. When applying the relative selling price method, we determine the selling price for each element using BESP, as VSOE and TPE are not available. The revenue allocated to the software related elements is recognized based on the industry-specific software revenue recognition guidance that remains unchanged. The revenue allocated to the non-software related elements is recognized based on the nature of the element provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. The manner in which we account for multiple element arrangements that contain only software and software-related elements remains unchanged.

We determine BESP for an individual element within a multiple-element revenue arrangement using the same methods utilized to determine the selling price of an element sold on a standalone basis. We estimate the selling price by considering internal factors such as historical pricing practices and gross margin objectives. Consideration is also given to market conditions such as competitor pricing strategies, customer demands, and geography. As there is a significant amount of judgment when determining BESP, we regularly review all of our assumptions and inputs around BESP and maintain internal controls over the establishment and updates of these estimates.

During the first quarter of 2011 we recognized $8.2 million in revenue from appliance sales of which $3.5 million represented ratable recognition of deferred revenue from appliance sales recorded prior to the adoption of the amended revenue recognition rules. We expect throughout the remainder of 2011 to recognize revenue of $7.9 million from appliance sales recorded prior to 2011 that are in deferred revenue as of March 31, 2011. Had we not adopted the amended revenue recognition rules, the amount of revenue recognized from appliance sales would have been $4.2 million for the first quarter of 2011. The new accounting guidance for revenue recognition is expected to continue to have a significant effect on total revenues in future periods, although the impact on the timing and pattern of revenue will vary depending on the nature and volume of new or materially modified contracts in any given period.

For our OEM contracts, we grant our OEM customers the right to incorporate our products into the OEMs’ products for resale to end users. The OEM customer pays us a royalty fee for each resale of our product to an end user over a specified period of time. We recognize revenue associated with the OEM contracts ratably over the contractual period for which we are obligated to provide our services to the OEM. The timing of the OEM revenue recognition will vary for each OEM depending on the information available, such as underlying end user subscription periods, to determine the contractual obligation period. To the extent we provide any custom software and engineering services in connection with an OEM arrangement we defer recognition of all revenue until acceptance of the custom software.

We record distributor marketing payments and channel rebates as an offset to revenue, unless we receive an identifiable benefit in exchange for the consideration and we can estimate the fair value of the benefit received. We recognize distributor marketing payments as an offset to revenue in the period the marketing service is provided and we recognize channel rebates as an offset to revenue generally on a straight-line basis over the term of the underlying subscription sale.

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

At March 31, 2011, there was $47.0 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of approximately 1.9 years.

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

During the first quarter of 2010, we were informed by the IRS that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter which outlined all of their proposed audit adjustments and required us to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. We disagree with all of the proposed adjustments and have submitted a formal protest to the IRS for each matter. The IRS has acknowledged the receipt of our protest and has assigned our case to an IRS Appeals Officer. We intend to continue to defend our position on all of these matters, including through litigation if required. We have received a hearing notice from the Appeals office and expect that the Appeals process will commence during the second quarter of 2011. The timing of the ultimate resolution of these matters cannot be reasonably estimated at this time.

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

Results of Operations

Three months ended March 31, 2011 compared with the three months ended March 31, 2010

The following table summarizes our operating results as a percentage of total revenue for each of the periods shown.

	Three Months Ended March 31,
	2011	2010
Revenues	100%	100%
Cost of revenues	17	15

Gross profit	83	85
Operating expenses:
Selling and marketing	46	51
Research and development	16	18
General and administrative	13	11

Total operating expenses	75	80

Income from operations	8	5
Interest expense	0	(2)
Other income (expense), net	2	(1)

Income before income taxes	10	2
Provision for income taxes	1	1

Net income	9%	1%

Revenues

Revenues increased to $88.6 million in the first quarter of 2011 from $79.8 million in the first quarter of 2010. The increase was primarily a result of increased revenues from appliance sales (as further described below) and incremental sales to new customers and upgrades to existing customers, including increased sales of Web Security Gateway products from the first quarter of 2010 to the first quarter of 2011. As more fully described in Note 1 to the Consolidated Financial Statements, we adopted new revenue recognition rules starting January 1, 2011 under which revenues from sales of appliances is now generally recognized when sold. During the first quarter of 2011 we recognized $8.2 million in revenues from appliance sales of which $3.5 million represented the ratable recognition of deferred revenue for sales recorded prior to the adoption of the amended revenue recognition rules, whereas during the first quarter of 2010 we recognized $1.8 million in revenues from appliance sales. Revenues generated in the United States accounted for $44.6 million or 50.3% of first quarter 2011 revenues compared to $39.4 million or 49.3% of revenues in the first quarter of 2010. Revenues generated internationally accounted for $44.0 million or 49.7% of first quarter 2011 revenues compared to $40.4 million or 50.7% in the first quarter of 2010. We had current deferred revenue of $245.9 million as of March 31, 2011, compared to $237.3 million as of March 31, 2010. Of the $245.9 million in current deferred revenue as of March 31, 2011, $81.6 million is expected to be recognized as revenue in the second quarter of 2011. For the remainder of 2011, we expect our revenues to increase over 2010 revenue levels due to the increase in revenues from appliance sales as a result of the adoption of the new revenue recognition rules as of January 1, 2011, the amount of current deferred revenue that will be recognized as revenue during 2011, subscriptions that are scheduled for renewal that are expected to be renewed and upgraded, and expected new business for which some revenues will be recognized during 2011. Our revenues in 2011 are impacted by the duration of contracts for renewal and new subscriptions, the timing of sales of renewal and new subscriptions, the average annual contract value and per seat price, and the effect of currency exchange rates on new and renewal subscriptions in international markets.

Cost of Revenues

Cost of revenues. Cost of revenues consists of the costs of Web content review, amortization of acquired technology, costs associated with the sale of our appliance products, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our hosted security services. Cost of revenues increased to $14.7 million in the first quarter of 2011 from $12.2 million in the first quarter of 2010. The $2.5 million increase was primarily due to increased cost of sales related to our appliances of $3.7 million offset in part by decreased amortization of acquired technology of $1.5 million. As described in the Revenues section above, our cost of revenues were impacted by the adoption of new revenue recognition rules under which the related costs are generally recognized when the appliances are sold. In cost of revenues, we also recognized the ratable cost of appliances sold prior to 2011 that were recognized in revenue in the first quarter of 2011. The decrease of $1.5 million in amortization of acquired technology from the first quarter of 2010 to the first quarter of 2011 was primarily due to certain acquired technology being fully amortized in 2010. As of March 31, 2011, the acquired technology is being amortized over a remaining weighted average period of 3.3 years. We expect to incur $2.3 million in amortization expense of acquired technology during the remainder of 2011 and that full year 2011 levels will be lower than 2010 levels by approximately $5.9 million. Our full-time employee headcount in cost of revenues departments decreased from an average of 276 employees during the first quarter of 2010 to an average of 258 employees during the first quarter of 2011. We allocate the costs for human resources, employee benefits, payroll taxes, information technology, facilities and fixed asset depreciation to each of our functional areas based on headcount data. As a percentage of revenues, cost of revenues increased to 17% from 15% during the first quarter of 2011 compared to 2010. We expect cost of revenues will increase in absolute dollars and as a percentage of revenues in 2011 as compared to 2010 primarily due to increased sales of our appliance products and the adoption of the new revenue recognition rules in 2011 under which the related costs will generally be recognized when the appliances are sold.

Gross Profit

Gross profit increased to $74.0 million in the first quarter of 2011 from $67.6 million in the first quarter of 2010 primarily as a result of increased revenues. As a percentage of revenues, our gross profit decreased to 83% in the first quarter of 2011 from 85% in the first quarter of 2010 primarily due to the lower margin earned from increased appliance sales, as compared to software sales, as described in the Revenues and Cost of Revenues sections above. We expect that gross profit as a percentage of revenues will remain in excess of 80% for the remainder of 2011.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships, and other allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates as those are recorded as an offset to revenue. Selling and marketing expenses were $40.9 million, or 46% of revenue, in the first quarter of 2011, compared to $40.7 million, or 51% of revenue, in the first quarter of 2010. The $0.2 million increase in total selling and marketing expenses was primarily due to our increased personnel costs of $1.4 million offset by a reduction in the amortization of acquired intangibles (customer relationships) of approximately $1.2 million. Our headcount in sales and marketing increased from an average of 593 employees during the first quarter of 2010 to an average of 603 employees for the first quarter of 2011 and is expected to increase slightly for the remainder of 2011. As of March 31, 2011, the acquired customer relationships intangible assets are being amortized over a remaining weighted average period of approximately 4.9 years. We expect overall selling and marketing expenses to be relatively flat in absolute dollars for the remainder of 2011 as compared to 2010, with the reduction of amortization of acquired intangibles from the SurfControl acquisition due to the accelerated nature of the amortization being offset by additional sales and marketing personnel supporting our expanding selling and marketing efforts worldwide and increased sales resulting in higher overall sales commission expenses. If our sales exceed expectations, our sales commission expenses would also exceed our expectations and result in higher than expected selling and marketing expenses in 2011, while revenues from the higher sales would be recognized in future periods. We also expect that selling and marketing expenses as a percentage of revenue will decrease in 2011 compared to 2010 due to the expected increase in revenues and relatively flat selling and marketing expenses. Based on the existing sales and marketing related intangible assets as of March 31, 2011, we expect amortization of sales and marketing related acquired intangibles of $9.5 million for the remainder of 2011, which would be a reduction of approximately $3.7 million from 2010.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $14.2 million, or 16% of revenue, in the first quarter of 2011 from $14.1 million, or 18% of revenue, in the first quarter of 2010. The increase of $0.1 million in research and development expenses was primarily due to slightly increased personnel costs. Our headcount increased in research and development from an average of 439 employees for the first quarter of 2010 to an average of 481 employees for the first quarter of 2011. We expect research and development expenses to increase in absolute dollars for the remainder of 2011 as compared to 2010 due to an expanded base of product offerings and increased headcount compared to 2010 to support our continued enhancements and new products. We are managing the increase in our absolute research and development expenses by operating research and development facilities in multiple international locations, including facilities in Beijing, China and Ra’anana, Israel, that have lower costs than our operations in the United States. We also have research and development facilities in Los Gatos and San Diego, California and Reading, England. While we expect research and development expenses to increase in absolute dollars for the remainder of 2011, we expect that research and development expenses as a percentage of revenues will remain relatively flat in 2011 compared to 2010 due to the expected increase in revenues.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and administrative personnel, third party professional service fees and allocated costs. General and administrative expenses increased to $11.2 million, or 13% of revenue, in the first quarter of 2011 from $9.1 million, or 11% of revenue, in the first quarter of 2010. The $2.1 million increase in general and administrative expenses was primarily due to an increase in third party professional service fees of $2.4 million and partially offset by a reduction in personnel costs of $0.2 million. The increase in third party professional service fees was primarily related to the global restructuring of our international distribution operations. Our headcount in general and administrative departments decreased from an average of 132 employees during the first quarter of 2010 to an average of 113 employees for the first quarter of 2011. We expect general and administrative expenses to increase in absolute dollars primarily due to expected higher third party professional service fees but remain relatively flat as a percentage of revenues for the remainder of 2011 as compared to 2010 due to the expected increase in revenues.

Interest Expense

Interest expense decreased to $0.4 million in the first quarter of 2011 from $1.1 million in the first quarter of 2010. The decrease was primarily due to a lower average outstanding loan balance on our secured loan of $65 million during the first quarter of 2011 compared to an average loan balance of $81 million during the first quarter of 2010. In addition, the effective interest rate was lower in the first quarter of 2011 compared to 2010 primarily due to the reduction in the notional amount of principal subject to the unfavorable fixed rate swap agreement which expired on September 30, 2010 and the reduction in the margin as a result of the 2010 credit facility entered into October 2010. Included in the interest expense for the first quarter of 2011 and 2010 is $0.1 million and $0.3 million, respectively, of amortization of deferred financing fees that were capitalized as part of the secured credit facilities. We made net principal payments (net of borrowings) on the secured loan totaling $4 million and $12 million during the first quarter of 2011 and 2010, respectively. Primarily as a result of the reduction in the notional amount of principal subject to the unfavorable fixed rate swap agreement which expired on September 30, 2010 and the reduction in the margin as a result of the 2010 credit facility entered into October 2010, our weighted average interest rate decreased from 3.6% at March 31, 2010 to 2.0% at March 31, 2011. Interest expense should decline in the remaining quarters of 2011 as compared to 2010 primarily due to the expected lower effective interest rate from our new credit facility and the reduction in the notional amount of principal subject to the unfavorable fixed rate swap agreement which expired on September 30, 2010.

Other Income (Expense), Net

Other income (expense), net went from a net other expense of $0.7 million in the first quarter of 2010 to a net other income of $1.5 million in the first quarter of 2011. The change was due primarily to foreign exchange related gains of $1.4 million in the first quarter of 2011 compared to losses of $0.8 million in the first quarter of 2010 resulting from favorable movements in the foreign exchange rates during the first quarter of 2011. Due to a continued lower interest rate environment, we expect our net other income for the remainder of 2011 to be similar to 2010 levels.

Provision for Income Taxes

For the three months ended March 31, 2011 we recognized an income tax expense of $0.7 million compared to an income tax expense of $0.9 million for the three months ended March 31, 2010. The effective tax rates were 8% for the three months ended March 31, 2011 and 53% for the three months ended March 31, 2010. For the first quarter of 2011, the effective tax rate variance from the applicable statutory rate was primarily related to the unfavorable impact of foreign withholding taxes and non-deductible share-based payments, offset by a non-recurring net discrete tax benefit of $2.8 million related primarily to our global distribution restructuring. This $2.8 million net tax benefit primarily relates to the non-recurring tax effect from the transfer of customer relationship intangible assets and the related deferred tax liabilities from a higher tax rate jurisdiction to a lower tax rate jurisdiction. The entire tax benefit is reflected in the first quarter of 2011 upon completion of our global distribution restructuring and is not expected to recur. For the first quarter of 2010, the effective tax rate variance from the statutory rate was primarily related to an increase in the valuation allowance related to net operating losses of one of our subsidiaries in the United Kingdom, the unfavorable impact on deferred tax amounts resulting from a California law change, a favorable state tax ruling, foreign withholding taxes and non-deductible share-based payments, which offset the benefit of income taxed at lower rates in foreign jurisdictions.

Our effective tax rate may change in future periods due to differences in the composition of taxable income between domestic and international operations along with the potential changes or interpretations in tax rules and legislation, or corresponding accounting rules. During 2010, we completed a global restructuring of our international distribution operations, which we anticipate will reduce the complexity and compliance risks associated with our global distribution activities. We expect that the restructuring also will reduce our GAAP effective tax rate relative to the GAAP effective tax rate that would have applied absent the restructuring because we expect to reduce our taxable income in certain foreign jurisdictions and expect to increase our taxable income in a lower tax rate foreign jurisdiction where we streamlined and consolidated the ownership of our intellectual property and distribution rights. The restructuring did not materially impact our U.S. business operations or the relative amount of taxable income in the U.S. versus outside the U.S. While we anticipate that our GAAP effective tax rate will be lower than it would have been without the global distribution restructuring, we cannot predict whether the GAAP effective tax rate in any particular period will be less than the GAAP effective tax rate in the immediately preceding prior period or in the comparable period of the prior fiscal year. The actual impact of the restructuring on our GAAP effective tax rate is highly dependent on our future results of operations.

We assess, on a quarterly basis, the ultimate realization of our deferred income tax assets. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items during the first quarter of 2011, we believe that it is more likely than not that we will fully realize the balance of the deferred tax assets currently reflected on our consolidated balance sheet.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $79.3 million and retained earnings of $49.4 million. During the first three months of 2011, we used our cash and cash equivalents primarily to pay down $4.0 million on our secured loan as net principal payments (net of borrowings) and for stock repurchases of approximately $24.0 million.

Net cash provided by operating activities was $31.4 million in the first three months of 2011 compared with $34.4 million in the first three months of 2010. The decrease in cash flow from operations for the first quarter of 2011 compared to the first quarter of 2010 was primarily a result of higher cash operating expenses resulting from higher headcount and third party professional fees. Our operating cash flow is significantly influenced by new and renewal subscriptions, accounts receivable collections and cash expenses. A decrease in sales of new and/or renewal subscriptions or accounts receivable collections, or an increase in our cash expenses, would negatively impact our operating cash flow.

Net cash used in investing activities was $2.1 million in the first three months of 2011 compared with $2.8 million in the first three months of 2010. The $0.7 million decrease in net cash used in investing activities was primarily due to reduced purchases of property and equipment during the first quarter of 2011 compared to the first quarter of 2010.

Net cash used in financing activities was $27.7 million in the first three months of 2011 compared with $25.5 million in the first three months of 2010. The Company used approximately $24 million to repurchase its common stock and made $4 million in net principal payments under the 2010 Credit Agreement, which were offset in part by $1.7 million in proceeds from the exercise of options, which represented a $3.8 million increase in stock repurchases, an $8 million reduction in net principal payments, and a $5.9 million reduction in proceeds from the exercise of stock options compared to the first quarter of 2010.

During the first quarter of 2010, we were informed by the IRS that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter which outlined all of their proposed audit adjustments and required us to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and its Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. We disagree with all of the proposed adjustments and have submitted a formal protest to the IRS for each matter. The IRS has acknowledged the receipt of our protest and has assigned our case to an IRS Appeals Officer. We intend to continue to defend our position on all of these matters, including through litigation if required. We have received a hearing notice from the Appeals office and expect that the Appeals process will commence during the second quarter of 2011. The timing of the ultimate resolution of these matters cannot be reasonably estimated at this time.

In October 2007, the Company entered into the 2007 Credit Agreement, a $225 million senior credit facility which consisted of a five year $210 million senior secured term loan and a $15 million revolving credit facility. In October 2010, the Company entered into the “2010 Credit Agreement” and used the proceeds to repay the term loan under the 2007 Credit Agreement and retired the 2007 Credit Agreement. The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and $5 million sublimit for swing line loans. The Company may increase the maximum aggregate commitment under the 2010 Credit Agreement up to $200 million if certain conditions are satisfied, including that it is not in default under the 2010 Credit Agreement at the time of the increase and that it obtains the commitment of the lenders participating in the increase. Loans under the 2010 Credit Agreement are designated at the Company’s election as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to the highest of (i) the federal funds rate plus 0.5%, (ii) the Eurodollar rate plus 1.00%, and (iii) Bank of America’s prime rate, in each case plus a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate, plus (ii) a margin set forth below. As of March 31, 2011, the Company’s weighted average interest rate was 2.0% .

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

Obligations and commitments. The following table summarizes our contractual payment obligations and commitments as of March 31, 2011 (in thousands):

	Payment Obligations by Year
	2011	2012	2013	2014	2015	Thereafter	Total
2010 Credit Agreement:
Scheduled principal payments	$—	$—	$—	$—	$63,000	$—	$63,000
Estimated interest and fees	1,096	2,244	2,232	2,232	1,846	—	9,650
Operating leases	5,694	5,268	5,530	1,470	819	—	18,781
Other commitments	181	897	54	3	—	—	1,135

Total	$6,971	$8,409	$7,816	$3,705	$65,665	$—	$92,566

Obligations under our 2010 Credit Agreement represent the future minimum principal debt payments due under the secured revolving credit facility. Estimated interest and fees expected to be incurred on the secured revolving credit facility are based on known rates and scheduled principal payments, as well as the interest rate swap agreement, as of March 31, 2011 (see Note 5 to the consolidated financial statements).

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

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at March 31, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $14.5 million of gross unrecognized tax benefits have been excluded from the contractual payment obligations table above.

In 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. In 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. In January 2010, our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 16 million shares. In October 2010, our Board of Directors increased the number of shares authorized for repurchase under the program by 8 million shares, for a total program size of up to 24 million shares. Repurchases may be made from time to time on the open market at prevailing market prices. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. In November 2010, our Board of Directors increased the value of shares to be repurchased under our existing 10b5-1 plan to $25 million per quarter, or $100 million in aggregate for 2011. Depending on market conditions and other factors, purchases by our agent under this program may be commenced or suspended at any time, or from time to time, without prior notice to us. During the three months ended March 31, 2011, we repurchased 1,199,783 shares of our common stock for an aggregate of approximately $25.0 million at an average price of $20.83 per share. As of March 31, 2011, we have repurchased a total of 16,824,302 shares of our common stock under this program, for an aggregate of $334.8 million at an average price of $19.90 per share. Our 2010 Credit Agreement permits us to repurchase our securities so long as we are not in default under the 2010 Credit Agreement, have complied with all of our financial covenants, and have liquidity of at least $20 million; provided, however, if, after giving effect to any repurchase, our leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10 million in the aggregate in any fiscal year. We intend to continue repurchasing shares during 2011.

We believe that our cash and cash equivalents balances, accounts receivable, revolving credit balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures, debt repayment obligations and stock repurchases, if any, for at least the next 12 months. During the first three months of 2011, we made net principal payments on our secured loan of $4.0 million and repurchased approximately $25.0 million of our common stock, of which $1.0 million was settled in April 2011. Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements. We may elect to borrow under our 2010 Credit Agreement, raise funds for these purposes or reduce our cost of capital through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating and capital requirements in interest-bearing, investment-grade money market funds.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

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

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. However, the impact of this type of adverse movement would be partially mitigated by our interest rate swap agreement that becomes effective on December 30, 2011. Based on our revolving credit balance at March 31, 2011, our interest expense would increase on a pre-tax basis by approximately $0.5 million during the next 12 months if there were a 100 basis point adverse move in the interest rate yield curve.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at March 31, 2011. Changes in interest rates over time will, however, affect our interest income.

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

Notional and fair values of our hedging positions at March 31, 2011 and 2010 are presented in the table below (in thousands):

	March 31, 2011			March 31, 2010
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro	5,000	$6,881	$7,095	3,500	$4,751	$4,728
British Pound	—	—	—	750	1,173	1,138
Australian Dollar	7,244	7,160	7,424	2,500	2,230	2,281

Total		$14,041	$14,519		$8,154	$8,147

The $2.1 million notional increase in our Euro hedged position at March 31, 2011 compared to March 31, 2010 was primarily a result of timing differences in when assets were acquired and/or liabilities incurred. All of the Euro hedging contracts in place as of March 31, 2011 will be settled before July 2011. For the three months ended March 31, 2011, less than 15% of our total billings were denominated in the Euro. We expect Euro billings to represent less than 15% of our total billings during 2011.

The $1.2 million notional decrease in our British Pound hedge position at March 31, 2011 compared to March 31, 2010 was primarily due to the timing differences in when assets were acquired and/or liabilities incurred. There were no British Pound hedging contracts in place as of March 31, 2011. For the three months ended March 31, 2011, less than 15% of our total billings were denominated in the British Pound. We expect British Pound billings to represent less than 15% of our total billings during 2011.

The $4.9 million notional increase in our Australian Dollar hedge position at March 31, 2011 compared to March 31, 2010 was primarily due to the incurrence of a large Australian Dollar denominated obligation in the first quarter of 2011 as a result of our global distribution restructuring. All of the Australian Dollar hedging contracts in place as of March 31, 2011 will be settled before September 2011. We expect Australian Dollar billings to represent less than 5% of our total billings during 2011.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective as of the end of the period covered by this Quarterly Report.

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

We are involved in various other legal actions in the normal course of business. Based on current information, including consultation with our lawyers, we believe we have adequately reserved for any ultimate liability that may result from these actions, including the Finjan litigation, such that any liability would not materially affect our consolidated financial position, results of operations or cash flows. It is reasonably possible that the ultimate liability for these matters will be greater than the amount we have accrued for; however, management is not able to estimate any amount over what it has already accrued for at this time. Our evaluation of the likely impact of these actions could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on our results of operations or cash flows in a future period.

Item 1A.	Risk Factors

In addition to the other information in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the following information in addition to other information in evaluating our business and our prospects. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occur, our business may be adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment in Websense.

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Annual Report for the fiscal year ending December 31, 2010 on Form 10-K filed with the SEC on February 10, 2011.

Our future success depends on our ability to sell new, renewal and upgraded subscriptions to our security products.

Substantially all of our revenue for the quarter ended March 31, 2011 was derived from new and renewal subscriptions to our Web filtering and Web security products primarily from enterprise customers, and we expect that a significant majority of our sales for 2011 will continue to be derived from our Web filtering and Web security products, including our Web Security Gateway sold with or without appliances. We expect sales of our DLP products; SaaS offerings; TRITON unified Web, data and email security solutions; and other products under development to comprise a relatively small portion of our revenue in 2011, but represent a meaningful portion of our sales growth in 2011. Our revenue growth is dependent on incremental sales of security products to new customers and to customers who upgrade products upon renewal, which must also offset declines in sales from the renewals of Web filtering subscriptions and declines in sales from OEM customers. If we cannot sufficiently increase our customer base with the addition of new customers and upgrade subscriptions for additional product offerings from existing customers or renew a sufficient number of customers, we will not be able to grow our business to meet expectations.

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

Failure of our newer security products, including our security gateway products, DLP products, SaaS security solutions and our V-series appliance platform, to achieve more widespread market acceptance will seriously harm our business, particularly if Web filtering products continue to commoditize.

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

With the launch of our V10000 appliance in 2009 and the release of our V5000 appliance in 2010, we are selling products that are hardware-based and not solely software-based. Our V-series appliances are manufactured by a third-party contract manufacturer, and a third-party logistics company is providing logistical services, including product configuration and shipping. Our ability to deliver our V-series appliances to our customers could be delayed if we fail to effectively manage our third-party relationships or if our contract manufacturer or logistics provider experiences delays, disruptions or quality control problems in manufacturing, configuring or shipping the appliances. If our third-party providers fail for any reason to manufacture and deliver the V-series appliances with acceptable quality, in the required volumes, and in a cost-effective and timely manner, it could be costly to us, as well as disruptive to product shipments. In addition, supply disruptions or cost increases could increase our cost of goods sold and negatively impact our financial performance. Our V-series appliance platforms may also face greater obsolescence risks than our pure software products.

Our revenue is derived almost entirely from sales through indirect channels and we depend upon these channels to create demand for our products.

Our revenue has been derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Although we rely upon these indirect channels of distribution, we also depend upon our internal sales force to generate sales leads and sell products through the reseller network. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 29% of our revenues during the first quarter of 2011. In addition, we began using Arrow Enterprise Computing Solutions as an additional broadline distributor in North America in 2010. Should Ingram Micro or Arrow Enterprise Computing Solutions experience financial difficulties, difficulties in collecting their accounts receivable or otherwise delay or prevent our collection of accounts receivable from them, our revenue and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenue and cash flow could be adversely affected. Our indirect sales model involves a number of additional risks, including:

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

The global economy has experienced a period of unprecedented volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from governments and regulatory agencies worldwide. We believe that financial distress and associated headcount reductions implemented by certain of our end user customers have caused these customers to choose shorter contract durations and/or reduce the number of seats under subscription and in some cases, have caused customers not to renew contracts at all. While the number of distressed customers appears to have stabilized, we expect this trend to continue until there is a broad worldwide economic recovery and positive job growth. These trends have negatively impacted the duration and scope of contract renewals and, in some cases, resulted in customer losses. Our average contract duration may be volatile as we seek contract renewals without eroding our average contract price for our Web filtering products and seek to sell subscriptions to our TRITON and Gateway security products which may have longer durations and may depend on product mix. Credit markets may also adversely affect our resellers through whom our distributors distribute products and limit the credit value-added resellers may extend to their customers. The volatility of currency exchange rates can also significantly affect sales of our products denominated in foreign currencies. In addition, events in the global financial markets may make it difficult for us to access the credit markets or to obtain additional financing or refinancing, if needed, on satisfactory terms or at all.

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

We face increasing competition from much larger software and hardware companies, which places pressure on our pricing and which could prevent us from increasing our revenue. In addition, as we increase our emphasis on our security-oriented products, we face competition from better-established security companies that have significantly greater resources. *

The market for our products is intensely competitive and is likely to become even more so in the future. Our current principal Web filtering competitors frequently offer their products at a significantly lower price than our products, which has resulted in pricing pressures on sales of our basic Web filtering products and email filtering products and potentially could result in the commoditization of these products. We depend on our more advanced security products to replace and grow revenue from Web filtering subscriptions that are not renewed. We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle competitive products with their current products with no price increase to these current products. Increased competition may cause price reductions or a loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are unable to maintain the current pricing on sales of our products or increase our pricing in the future, our results of operations could be negatively impacted. Even if our products provide greater functionality and are more effective than certain other competitive products, potential customers might accept this limited functionality. In addition, our own indirect sales channels may decide to develop or sell competing products instead of our products. Pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our products to achieve or maintain widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our current principal competitors include:

•

companies offering Web filtering and Web security solutions, such as Microsoft, McAfee (acquired by Intel Corporation in February 2011), Trend Micro, Google, Webroot/BrightCloud, SafeNet/Aladdin, FaceTime, EdgeWave, M86 Security, Clearswift, Checkpoint, Sophos, Kaperskey Lab, AhnLab Inc., IBM, Panda Security, F-Secure, Commtouch and CA Technologies (formerly Computer Associates);

•

companies integrating Web filtering into specialized security appliances, such as Blue Coat Systems, Cisco Systems/Ironport, McAfee, Check Point Software, EdgeWave, Barracuda Networks, Trend Micro, SonicWALL, Sophos, IBM, Panda Software, Fortinet and M86 Security;

•

companies offering DLP solutions, such as Symantec, Verdasys, Trustwave, EMC, McAfee, IBM, Trend Micro, Proofpoint, Palisade Systems, CA Technologies, Raytheon, Intrusion, Fidelis, GTB Technologies, Workshare, Check Point Software and Code Green Networks;

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

•	companies offering desktop security solutions, such as Check Point Software, Cisco Systems, McAfee, Microsoft, Symantec, CA Technologies, Sophos, Webroot, IBM and Trend Micro; and

•

companies offering Web gateway solutions, such as Microsoft, Blue Coat Systems, Cisco Systems, Trend Micro, Check Point Software, McAfee, Juniper Networks, Symantec, Kapersky Lab, Panda Security, Sophos, Optinet, Safe Net/Aladdin, M86 Security, Clearswift, CA Technologies, FaceTime and Barracuda Networks.

As we develop and market our products with an increasing security-oriented emphasis, we also face growing competition from security solutions providers. Many of our competitors within the Web security market, such as Symantec, McAfee (acquired by Intel Corporation in February 2011), Trend Micro, Cisco Systems, Google and Microsoft enjoy substantial competitive advantages, including:

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

In October 2010, we announced that we had entered into the 2010 Credit Agreement and used the initial proceeds to repay our term loan and retire the 2007 Credit Agreement. The 2010 Credit Agreement contains affirmative and negative covenants, including an obligation to maintain a certain consolidated leverage ratio and consolidated interest coverage ratio and restrictions on our ability to borrow money, to incur liens, to enter into mergers and acquisitions, to make dispositions, to pay cash dividends or repurchase capital stock, and to make investments, subject to certain exceptions. An event of default under the 2010 Credit Agreement could allow the lenders to declare all amounts outstanding with respect to the agreement to be immediately due and payable. The 2010 Credit Agreement is secured by substantially all of our assets, including pledges of stock of certain of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. If the amount outstanding under the 2010 Credit Agreement is accelerated, the lenders could proceed against those assets and stock. Any event of default, therefore, could have a material adverse effect on our business. Our 2010 Credit Agreement also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure that we will meet those ratios.

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

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented 50% of our total revenues generated during the first quarter of 2011. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

In October 2010 we announced that we had entered into the 2010 Credit Agreement and that we used the initial proceeds to repay the term loan and retire the 2007 Credit Agreement. Under the 2010 Credit Agreement, we can borrow up to $120 million and use proceeds to fund share repurchases or other corporate purposes. We may increase the maximum aggregate commitment under the 2010 Credit Agreement to $200 million if certain conditions are satisfied, including that we are not in default under the 2010 Credit Agreement at the time of the increase and that we obtain the commitment of the lenders participating in the increase. If we should need to increase the aggregate commitment, it may not be possible to satisfy these conditions. The limitations our 2010 Credit Agreement imposes on us could have important consequences, including:

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

From time to time, we are also audited by various state, federal and tax authorities of other countries in which we operate. Generally, the tax years 2005 through 2009 could be subject to examination by U.S. federal and most state tax authorities. We are currently under examination by the respective tax authorities for tax years 2005 to 2009 in the United States, for 2005 to 2008 in the United Kingdom and for 2006 to 2009 in Israel. We also have various other on-going audits in various stages of completion. No outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and any appeals process.

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

During the first quarter of 2010, we were informed by the U.S. Internal Revenue Service (“IRS”) that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter which outlined all of their proposed audit adjustments and required us to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. We disagree with all of the proposed adjustments and have submitted a formal protest to the IRS for each matter. The IRS has acknowledged the receipt of our protest and has assigned our case to an IRS Appeals Officer. We have received a hearing notice from the Appeals office and expect that the Appeals process will commence during the second quarter of 2011. While the timing of the ultimate resolution of these matters cannot be reasonably estimated at this time, we may be required to make additional payments in order to resolve these matters. We intend to continue to defend our position on all of these matters, including through litigation if required.

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

We currently have 24 patents issued in the United States and 24 patents issued internationally, and we may be unable to obtain further patent protection in the future. We have other pending patent applications in the United States and in other countries. We cannot ensure that:

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

Our patents and claims in pending patent applications cover features or technology used in certain of our products but do not cover all of the technology utilized in any such product or preclude our competitors from offering competing products. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and can change over time. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as U.S. laws, and mechanisms for enforcement of intellectual property rights may be inadequate. As a result our means of protecting our proprietary technology and brands may not be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, including the misappropriation or misuse of the content of our proprietary databases of URLs and executable files, and our ability to police that misappropriation or infringement is uncertain, particularly in countries outside of the United States. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses that reduce our operating margins and/or prevent us from selling our products.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As we expand our product offerings in the data loss and security area where larger companies with large patent portfolios compete, the possibility of an intellectual property claim against us grows. We may receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights and trademarks. For example, on July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that our Web filtering and Web Security Gateway products infringe a patent owned by Finjan and seeks damages and injunctive relief. Any such claim, including Finjan’s claim, with or without merit, could result in costly litigation and distract management from day-to-day operations and may result in us deciding to enter into license agreements to avoid ongoing patent litigation costs. If we are not successful in defending such claims, we could be required to stop selling or redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers. Such arrangements may cause our operating margins to decline.

Because we recognize revenue from subscriptions for our software products ratably over the term of the subscription, downturns in software subscription sales may not be immediately reflected in our revenue.

Most of our revenue comes from the sale of subscriptions to our software products, including our SaaS offerings. Upon execution of a subscription agreement or receipt of royalty reports from OEM customers, we invoice our customers for the full term of the subscription agreement or for the period covered by the royalty report from OEM customers. We then recognize revenue from customers daily over the terms of their subscription agreements, or performance period under the OEM contract, as applicable, which, in the case of subscriptions, typically have durations of 12, 24 or 36 months. Even though new revenue recognition rules allow us to recognize revenue from hardware sales in the current period that the sale is concluded, a majority of the revenue we report in each quarter will continue to be derived from deferred revenue from subscription agreements and OEM contracts entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products, before these downturns are reflected by declining revenues.

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The volatility of our stock price and our results of operations may from time to time adversely affect our ability to recruit or retain employees. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our revenue may be negatively impacted and our business and future growth prospects could be severely harmed.

The restatement of our historical financial statements may affect stockholder confidence, may consume a significant amount of our time and resources and may have a material adverse effect on our business and stock price.

We have restated our consolidated financial statements and related disclosures for fiscal years ended December 31, 2007, 2008 and 2009. A restatement may affect investor confidence in the accuracy of our financial disclosures and may result in a decline in stock price and stockholder lawsuits related to the restatement. We cannot guarantee that we will not be affected in this way.

The restatement process was also highly time and resource-intensive and involved substantial attention from management and significant legal and accounting costs. Although we have now completed the restatement, we cannot guarantee that we will have no inquiries from the SEC or NASDAQ regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC or NASDAQ as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

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

We do not intend to pay dividends.

We have not declared or paid any cash dividends on our common stock since we have been a publicly traded company. We currently intend to retain any future cash flows from operations to fund growth, pay down our senior credit facility and repurchase shares of our common stock, and therefore do not expect to pay any cash dividends in the foreseeable future. Moreover, we are not permitted to pay cash dividends under the terms of our secured credit facility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Month	Number of Shares Purchased During Month (1)	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Be Purchased Under the Plan (2)
January 2011	398,900	$19.83	16,023,419	7,976,581
February 2011	392,800	$20.71	16,416,219	7,583,781
March 2011	408,083	$21.91	16,824,302	7,175,698
Total	1,199,783	$20.83	16,824,302	7,175,698

1.	The purchases were made in open-market transactions under our 10b5-1 stock repurchase program.
2.	In April 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. In August 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In July 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. In January 2010, Websense’s Board of Directors increased the size of its stock repurchase program by an additional 4 million shares, for a total program size of up to 16 million shares. In October 2010, our Board of Directors increased the size of the stock repurchase program by an additional 8 million shares, for a total program size of up to 24 million shares. In November 2010, our Board of Directors increased the value of shares to be repurchased under our existing 10b5-1 plan to $25 million per quarter. Depending on market conditions and other factors, including compliance with covenants in our 2010 Credit Agreement, purchases by our agent under this program may commence or be suspended at any time, or from time to time, without prior notice to us. The remaining shares authorized for repurchase under our stock repurchase program as of March 31, 2011 was 7,175,698.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(3)	2000 Amended and Restated Employee Stock Purchase Plan

10.2(4)*	2011 Management Bonus Plan

10.3(4)*	2011 EVP of Worldwide Sales Bonus Program

10.4(4)*	Douglas Wride Retirement Agreement, dated January 31, 2011

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to our Current Report on Form 8-K filed on June 19, 2009.
(2)	Filed as an exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.
(3)	Filed as an exhibit to our Form 10-K for the period ended December 31, 2010 filed on February 10, 2011.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on February 1, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: May 6, 2011	By:	/s/ GENE HODGES
Gene Hodges
Chief Executive Officer

Date: May 6, 2011	By:	/s/ ARTHUR S. LOCKE III
Arthur S. Locke III
Chief Financial Officer

EXHIBIT INDEX

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(3)	2000 Amended and Restated Employee Stock Purchase Plan

10.2(4)*	2011 Management Bonus Plan

10.3(4)*	2011 EVP of Worldwide Sales Bonus Program

10.4(4)*	Douglas Wride Retirement Agreement, dated January 31, 2011

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to our Current Report on Form 8-K filed on June 19, 2009.
(2)	Filed as an exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.
(3)	Filed as an exhibit to our Form 10-K for the period ended December 31, 2010 filed on February 10, 2011.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on February 1, 2011.