Form 10-Q
period 2011-06-30
WEBSENSE INC
filed 2011-08-05
CIK 1098277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of July 25, 2011 was 39,797,398.

Websense, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2011

Part I – Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets

(In thousands)

	June 30, 2011	December 31, 2010

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,183	$77,390
Cash and cash equivalents – restricted	0	256
Accounts receivable, net	61,093	82,182
Income tax receivable / prepaid income tax	151	2,760
Current portion of deferred income taxes	36,783	36,191
Other current assets	14,580	14,708

Total current assets	188,790	213,487
Cash and cash equivalents – restricted, less current portion	684	434
Property and equipment, net	17,780	16,944
Intangible assets, net	34,240	41,078
Goodwill	372,445	372,445
Deferred income taxes, less current portion	7,365	6,352
Deposits and other assets	11,406	11,203

Total assets	$632,710	$661,943

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,796	$6,858
Accrued compensation and related benefits	21,204	22,168
Other accrued expenses	18,496	18,704
Current portion of income taxes payable	3,571	549
Current portion of deferred tax liability	803	367
Current portion of deferred revenue	243,034	251,890

Total current liabilities	294,904	300,536
Other long term liabilities	1,508	2,388
Income taxes payable, less current portion	16,878	16,065
Secured loan	63,000	67,000
Deferred tax liability, less current portion	4,419	1,877
Deferred revenue, less current portion	134,505	142,414

Total liabilities	515,214	530,280
Stockholders’ equity:
Common stock	561	548
Additional paid-in capital	400,517	373,229
Treasury stock, at cost	(334,140)	(282,570)
Retained earnings	53,754	41,253
Accumulated other comprehensive loss	(3,196)	(797)

Total stockholders’ equity	117,496	131,663

Total liabilities and stockholders’ equity	$632,710	$661,943

See accompanying notes.

Websense, Inc.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenues:
Software and service	$80,950	$79,301	$161,254	$157,236
Appliance	9,755	2,569	18,085	4,404

Total revenues	90,705	81,870	179,339	161,640
Cost of revenues:
Software and service	10,333	11,395	20,759	22,475
Appliance	4,759	1,565	8,996	2,636

Total cost of revenues	15,092	12,960	29,755	25,111

Gross profit	75,613	68,910	149,584	136,529
Operating expenses:
Selling and marketing	41,986	38,957	82,840	79,706
Research and development	14,311	13,646	28,472	27,771
General and administrative	9,789	9,241	20,953	18,317

Total operating expenses	66,086	61,844	132,265	125,794

Income from operations	9,527	7,066	17,319	10,735
Interest expense	(366)	(898)	(793)	(2,043)
Other (expense) income, net	(139)	(146)	1,326	(890)

Income before income taxes	9,022	6,022	17,852	7,802
Provision for income taxes	4,642	2,902	5,351	3,847

Net income	$4,380	$3,120	$12,501	$3,955

Net income per share:
Basic net income per share	$0.11	$0.07	$0.31	$0.09
Diluted net income per share	$0.11	$0.07	$0.30	$0.09
Weighted average shares – basic	40,146	42,861	40,337	43,036
Weighted average shares – diluted	41,480	43,932	41,522	44,081

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

			Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity

	Common stock
	Shares	Amount
Balance at December 31, 2010	41,001	$548	$373,229	$(282,570)	$41,253	$(797)	$131,663
Issuance of common stock upon exercise of options	736	8	12,940	0	0	0	12,948
Issuance of common stock for ESPP purchase	246	2	3,444	0	0	0	3,446
Issuance of common stock from restricted stock units, net	190	3	0	(1,571)	0	0	(1,568)
Share-based compensation expense	0	0	10,154	0	0	0	10,154
Net tax windfall from share-based compensation	0	0	750	0	0	0	750
Purchase of treasury stock	(2,223)	0	0	(49,999)	0	0	(49,999)
Components of comprehensive income:
Net income	0	0	0	0	12,501	0	12,501
Net change in unrealized gain on derivative contract, net of tax	0	0	0	0	0	(710)	(710)
Translation adjustments	0	0	0	0	0	(1,689)	(1,689)

Comprehensive income							10,102

Balance at June 30, 2011	39,950	$561	$400,517	$(334,140)	$53,754	$(3,196)	$117,496

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended
	June 30,	June 30,
	2011	2010
Operating activities:
Net income	$12,501	$3,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,069	18,662
Share-based compensation	10,154	12,713
Deferred income taxes	20	(2,908)
Unrealized gain on foreign exchange	(148)	(553)
Excess tax benefit from share-based compensation	(1,640)	(933)
Changes in operating assets and liabilities:
Accounts receivable	20,641	22,054
Other assets	(413)	(3,497)
Accounts payable	332	3,128
Accrued compensation and related benefits	(1,822)	(2,922)
Other liabilities	(2,380)	(2,435)
Deferred revenue	(16,776)	(3,305)
Income taxes payable and receivable/prepaid	7,026	4,910

Net cash provided by operating activities	40,564	48,869

Investing activities:
Change in restricted cash and cash equivalents	35	(196)
Purchase of property and equipment	(4,710)	(3,868)
Purchase of intangible assets	(275)	0

Net cash used in investing activities	(4,950)	(4,064)

Financing activities:
Proceeds from secured loan	56,000	0
Principal payments on secured loan	(60,000)	(17,000)
Principal payments on capital lease obligation	(569)	(532)
Proceeds from exercise of stock options	12,540	11,075
Proceeds from issuance of common stock for stock purchase plan	3,446	3,131
Excess tax benefit from share-based compensation	1,640	933
Tax payments related to restricted stock unit issuances	(1,568)	(1,702)
Purchase of treasury stock	(48,940)	(39,996)

Net cash used in financing activities	(37,451)	(44,091)

Effect of exchange rate changes on cash and cash equivalents	630	(1,357)
Decrease in cash and cash equivalents	(1,207)	(643)
Cash and cash equivalents at beginning of period	77,390	82,862

Cash and cash equivalents at end of period	$76,183	$82,219

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$1,694	$2,501
Interest paid	$627	$1,714
Change in operating assets and liabilities for unsettled purchase of treasury stock and exercise of stock options	$651	$2
Capital lease obligation incurred for a software license arrangement	$0	$1,688

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2010, included in Websense, Inc.’s (“Websense”, the “Company”, “we”, “us” or “our”) Annual Report on Form 10-K filed with the SEC. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance any tangible products containing software components and non-software components that operate together to deliver the product’s essential functionality. In addition, the FASB amended the accounting standards for certain multiple element revenue arrangements to:

•

provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements; and

•

require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“BESP”), if neither VSOE nor TPE is available.

The Company adopted the amended standards as of January 1, 2011 on a prospective basis for transactions entered into or materially modified after December 31, 2010.

A portion of the Company’s sales is for appliances, which are standard server hardware platforms optimized for the Company’s software products. These appliances contain software components such as operating systems that operate together to provide the essential functionality of the appliance. Based on the amended accounting standards, when sold in a multiple element arrangement that includes software deliverables, the Company’s hardware appliances are considered non-software deliverables and are no longer accounted for under the industry-specific software revenue recognition guidance. When appliance orders are taken, the Company ships the product, invoices the customer and recognizes revenue when title/risk of loss passes to the buyer (typically upon delivery to a common carrier) and the other criteria of revenue recognition are met. The revenue recognized is based upon BESP, as outlined further below.

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

For transactions entered into subsequent to the adoption of the amended revenue recognition standards that are multiple element arrangements, the Company allocates the arrangement fee to the software related elements and the non-software related elements based upon the relative selling price of such element. When applying the relative selling price method, the Company determines the selling price for each element using BESP, because VSOE and TPE are not available. The revenue allocated to the software related elements is recognized based on the industry-specific software revenue recognition guidance that remains unchanged. The revenue allocated to the non-software related elements is recognized based on the nature of the element provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. The manner in which the Company accounts for multiple element arrangements that contain only software and software-related elements remains unchanged.

The Company determines BESP for an individual element within a multiple element revenue arrangement using the same methods utilized to determine the selling price of an element sold on a standalone basis. The Company estimates the selling price by considering internal factors such as historical pricing practices and gross margin objectives. Consideration is also given to market conditions such as competitor pricing strategies, customer demands and geography. The Company regularly reviews BESP and maintains internal controls over the establishment and updates of these estimates.

During the three and six month periods ended June 30, 2011 the Company recognized $9.8 million and $18.1 million, respectively, in revenue from appliance sales, of which $6.6 million and $11.4 million, respectively, represented the immediate recognition of revenue upon shipment and the remaining $3.2 million and $6.7 million, respectively, represented the ratable recognition of deferred revenue for sales recorded prior to the adoption of the amended revenue recognition rules. Had the Company not adopted the amended revenue recognition rules, the amount of revenue recognized from appliance sales would have been $5.0 million and $9.3 million for the three and six month periods ended June 30, 2011, respectively. The new accounting guidance for revenue recognition is expected to continue to have a significant effect on total revenues in future periods, although the impact on the timing and pattern of revenue will vary depending on the nature and volume of new or materially modified contracts in any given period.

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

Potentially dilutive securities totaling approximately 2,322,000 and 4,675,000 weighted average shares for the three months ended June 30, 2011 and 2010, respectively, and approximately 3,537,000 and 5,550,000 weighted average shares for the six months ended June 30, 2011 and 2010, respectively, were excluded from the diluted EPS calculation because of their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
June 30, 2011:
Basic EPS	$4,380	40,146	$0.11
Effect of dilutive securities	0	1,334	0

Diluted EPS	$4,380	41,480	$0.11

June 30, 2010:
Basic EPS	$3,120	42,861	$0.07
Effect of dilutive securities	0	1,071	0

Diluted EPS	$3,120	43,932	$0.07

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Six Months Ended:
June 30, 2011:
Basic EPS	$12,501	40,337	$0.31
Effect of dilutive securities	0	1,185	(0.01)

Diluted EPS	$12,501	41,522	$0.30

June 30, 2010:
Basic EPS	$3,955	43,036	$0.09
Effect of dilutive securities	0	1,045	0

Diluted EPS	$3,955	44,081	$0.09

3. Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Net income	$4,380	$3,120	$12,501	$3,955
Net change in unrealized gain on derivative contracts, net of tax (benefit)/expense of ($519), $42, ($473) and $175, respectively	(779)	30	(710)	241
Translation adjustment	387	0	(1,689)	0

Comprehensive income	$3,988	$3,150	$10,102	$4,196

The accumulated unrealized derivative gains (losses), net of tax, on the Company’s derivative contracts included in “Accumulated other comprehensive loss” were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Beginning balance	$897	$(158)	$828	$(369)
Net change during the period	(779)	30	(710)	241

Ending balance	$118	$(128)	$118	$(128)

The translation adjustments included in “Accumulated other comprehensive loss” were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Beginning balance	$(3,701)	$(1,625)	$(1,625)	$(1,625)
Net change during the period	387	—	(1,689)	—

Ending balance	$(3,314)	$(1,625)	$(3,314)	$(1,625)

4. Intangible Assets

Intangible assets subject to amortization consisted of the following as of June 30, 2011 (in thousands):

	Remaining Weighted Average Life (in years)	Cost	Accumulated Amortization	Net
Technology	3.2	$17,319	$(11,908)	$5,411
Customer relationships	4.8	126,200	(97,422)	28,778
Trade name	0.5	510	(459)	51

Total	4.6	$144,029	$(109,789)	$34,240

As of June 30, 2011, remaining amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2011	$7,798
2012	8,477
2013	5,725
2014	4,693
2015	3,867
Thereafter	3,680

Total expected amortization expense	$34,240

5. Credit Facility

In October 2007, the Company entered into an amended and restated senior credit agreement, which was subsequently amended in December 2007, June 2008 and February 2010 (the “2007 Credit Agreement”). The $225 million senior credit facility consisted of a five year $210 million senior secured term loan and a $15 million revolving credit facility. In October 2010, the Company entered into a new credit agreement (the “2010 Credit Agreement”) and used the proceeds to repay the term loan under the 2007 Credit Agreement and retired the 2007 Credit Agreement. The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and $5 million sublimit for swing line loans. The Company will borrow and make repayments under the revolving credit facility depending on its liquidity position. During the first six months of 2011, the Company borrowed $56 million and made repayments of $60 million under its revolving credit facility. The Company may increase the maximum aggregate commitment under the 2010 Credit Agreement up to $200 million if certain conditions are satisfied, including that it is not in default under the 2010 Credit Agreement at the time of the increase and that it obtains the commitment of the lenders participating in the increase. Loans under the 2010 Credit Agreement are designated at the Company’s election as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to the highest of (i) the federal funds rate plus 0.5%, (ii) the Eurodollar rate plus 1.00% and (iii) Bank of America’s prime rate, in each case plus a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate plus (ii) a margin set forth below. As of June 30, 2011, the Company’s weighted average interest rate was 1.9%.

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

The secured revolving credit facility under the 2010 Credit Agreement is included in the line item “Secured loan” on our consolidated balance sheets. As of June 30, 2011, future remaining minimum principal payments under the secured loan will be due in October 2015 when the revolving credit facility matures.

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

The following table presents the values of balance sheet accounts measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Cash equivalents - money market funds	$6,557	$—	$—	$6,557
Interest rate swap	—	195	—	195
Foreign currency forward contracts not designated as hedges	—	260	—	260

(1) –	quoted prices in active markets for identical assets or liabilities
(2) –	observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) –	no observable pricing inputs in the market

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

During the six months ended June 30, 2011 and 2010, the Company utilized Euro, British Pound and Australian Dollar foreign currency forward contracts to hedge anticipated foreign currency denominated net monetary assets. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. The gains related to the contracts designated as fair value hedges are included in other income (expense), net, in the accompanying consolidated statements of income and amounted to approximately $35,000 and $658,000 for the three months ended June 30, 2011 and 2010, respectively, and $11,000 and $1.1 million for the six months ended June 30, 2011 and 2010, respectively. All of the fair value hedging contracts in place as of June 30, 2011 are scheduled to be settled before October 2011.

Notional and fair values of the Company’s foreign currency hedging positions at June 30, 2011 and December 31, 2010 are presented in the table below (in thousands):

	June 30, 2011			December 31, 2010
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro	7,000	$10,029	$10,151	8,550	$11,405	$11,449
British Pound	1,750	2,843	2,811	1,250	1,938	1,958
Australian Dollar	6,243	6,307	6,656	—	—	—

Total		$19,179	$19,618		$13,343	$13,407

The effects of derivative instruments on the Company’s financial statements were as follows as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 (in thousands). There was no ineffective portion nor was any amount excluded from effectiveness testing during any of the periods presented below.

		Fair Value of Derivative Instruments
	Balance Sheet Location	June 30, 2011	December 31, 2010
Interest rate contracts designated as cash flow hedges	Other assets	$195	$1,379
Currency contracts not designated as hedges	Other assets /(otheraccrued expenses)	260	(64)

Total derivatives		$455	$1,315

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,
	2011	2010		2011	2010
Interest rate contracts	$(779)	$120	Interest expense	$—	$(194)
Currency contracts	—	(90)	R&D	—	(12)

Total	$(779)	$30		$—	$(206)

	Location and Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,
Derivatives Not Designated as Hedges		2011	2010
Currency forward contracts	Other income (expense), net	$35	$658

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Six Months Ended June 30,		Derivatives in Cash Flow Hedging Relationships	Six Months Ended June 30,
	2011	2010		2011	2010
Interest rate contracts	$(710)	$297	Interest expense	$—	$(504)
Currency contracts	—	(56)	R&D	—	(15)

Total	$(710)	$241		$—	$(519)

	Location and Amount of Gain (Loss) Recognized in Income on Derivatives
			Six Months Ended June 30,
Derivatives Not Designated as Hedges			2011	2010
Currency forward contracts	Other income	(expense), net	$11	$1,124

Fair Value Measurements on a Nonrecurring Basis

During the six months ended June 30, 2011, the Company did not re-measure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (e.g., goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination). As of June 30, 2011, the Company’s secured loan, with a carrying value of $63.0 million, had an estimated fair value of $63.1 million which the Company determined using a discounted cash flow model with a discount rate of 2.0% which represents the Company’s estimated incremental borrowing rate.

7. Stockholders’ Equity

Share-Based Compensation

Employee Stock Plans

The following table summarizes the Company’s restricted stock unit activity since December 31, 2010:

	Number of Shares	Weighted Average Fair Value
Balance at December 31, 2010	1,348,147	$17.03
Granted	833,827	21.45
Released	(264,405)	21.84
Canceled	(154,012)	17.00

Balance at June 30, 2011	1,763,557	19.11

The following table summarizes the Company’s stock option activity since December 31, 2010:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2010	7,880,754	$22.39
Granted	66,000	23.99
Exercised	(736,126)	17.59
Canceled	(284,091)	21.12

Balance at June 30, 2011	6,926,537	22.96

The results of operations for the three and six months ended June 30, 2011 and 2010 include share-based compensation expense in the following expense categories of the consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Share-based compensation in:
Cost of revenues	$268	$364	$553	$696

Total share-based compensation in cost of revenues	268	364	553	696
Selling and marketing	1,649	1,992	2,978	3,880
Research and development	882	1,519	1,927	3,009
General and administrative	1,850	2,254	4,696	5,128

Total share-based compensation in operating expenses	4,381	5,765	9,601	12,017

Total share-based compensation	$4,649	$6,129	$10,154	$12,713

The Company used the following assumptions to estimate the fair value of the stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average expected life (years)	3.4	3.4	3.4	3.4
Average expected volatility factor	42.1%	41.4%	42.1%	42.4%
Average risk-free interest rate	1.1%	1.4%	1.1%	1.6%
Average expected dividend yield	0	0	0	0

Treasury Stock

The Company repurchased shares of its common stock during the first six months of 2011 as follows:

	Number of Shares	Average Price Per Share
Shares repurchased through December 31, 2010	15,624,519	$19.83
Shares repurchased during the six months ended June 30, 2011	2,223,167	22.48

Total shares repurchased through June 30, 2011	17,847,686	20.16

The remaining number of shares authorized for repurchase under the Company’s stock repurchase program as of June 30, 2011 was 6,152,314 shares. The 2010 Credit Agreement permits the Company to repurchase its securities so long as it is not in default under the 2010 Credit Agreement, has complied with all of its financial covenants, and has available cash and cash equivalents (including availability under the secured revolving loan) of at least $20 million; provided, however, if, after giving effect to any repurchase, the Company’s leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10 million in the aggregate in any fiscal year.

8. Tax Matters

For the three months ended June 30, 2011 the Company recognized an income tax expense of $4.6 million which represents an effective tax rate of 51.5%. For the six months ended June 30, 2011 the Company recognized an income tax expense of $5.4 million which represents an effective tax rate of 30.0%. The effective tax rate variance from the U.S. federal statutory rate for the three months ended June 30, 2011 is primarily related to the unfavorable impact of foreign withholding taxes, non-deductible share-based payments and increased earnings in higher tax rate jurisdictions. The effective tax rate variance from the U.S. federal statutory rate for the six months ended June 30, 2011 is primarily related to the unfavorable impacts noted above, offset by a non-recurring net discrete tax benefit of $2.8 million related primarily to our global distribution restructuring which was completed during 2010 and became effective at the beginning of 2011. This $2.8 million net tax benefit primarily relates to the non-recurring tax effect from the transfer of customer relationship intangible assets and the related deferred tax liabilities from a higher tax rate jurisdiction to a lower tax rate jurisdiction. The entire net tax benefit of $2.8 million was reflected in the first quarter of 2011 upon completion of our global distribution restructuring and is not expected to recur.

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

During the first quarter of 2010, the Company was informed by the U.S. Internal Revenue Service (the “IRS”) that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued the Company a 30-day letter which outlined all of their proposed audit adjustments and required the Company to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and its Irish subsidiary, including the amount of cost sharing buy-in, as well as to the Company’s claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in the Company’s cost sharing arrangement could have on the Company’s effective tax rate. The Company disagrees with all of the proposed adjustments and has submitted a formal protest to the IRS for each matter. The IRS assigned the Company’s case to an IRS Appeals Officer and the Appeals process commenced during the second quarter of 2011. The Company intends to continue to defend its position on all of these matters, including through litigation if required. The timing of the ultimate resolution of these matters cannot be reasonably estimated at this time.

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

During the three and six months ended June 30, 2011, we derived 50% of our revenues from international sales, as compared to 51% during the three and six months ended June 30, 2010. The United Kingdom comprised approximately 11% of our total revenues in the three and six months ended June 30, 2011 compared to 13% in the three and six months ended June 30, 2010. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

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

We sell subscriptions to our software products, generally in 12, 24 or 36 month contract durations, based on the number of seats or devices managed. As described elsewhere in this report, we recognize revenue from subscriptions to our software products on a daily straight-line basis commencing on the day the term of the subscription begins, over the term of the subscription agreement. We recognize revenue associated with OEM contracts ratably over the contractual period for which we are obligated to provide our services. We generally recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription contract and are fully expensed in the period the product and/or key is delivered. Our operating expenses, including cost of revenues, in the first half of 2011 increased compared to the first half of 2010, primarily due to increased cost of revenues from the immediate recognition of appliance cost of sales as a result of the adoption of the new revenue recognition accounting standards and our increased headcount, partially offset by a reduction in the amortization of acquired intangible assets of $5.4 million.

Billings represent the amount of subscription contracts, OEM royalties and appliance sales billed to customers during the applicable period. Our primarily subscription-based business model operates such that subscription billings are recorded initially to our balance sheet as deferred revenue and then recognized to our income statement as revenue ratably over the subscription term or, in the case of OEM arrangements, over the contractual obligation period. Our billings are not a numerical measure that can be calculated in accordance with generally accepted accounting principles (“GAAP”). We provide this measurement (net of distributor marketing payments, channel rebates and adjustments to the allowance for doubtful accounts) in reporting financial performance because this measurement provides a consistent basis for understanding our sales activities each period. We believe the billings measurement is useful because the GAAP measurements of revenue and deferred revenue in the current period include subscription contracts commenced in prior periods.

Billings to end user customers increased 3.8% year-over-year from $82.0 million in the second quarter of 2010 to $85.1 million in the second quarter of 2011. Billings from OEM arrangements declined from $1.7 million in the second quarter of 2010 to $0.8 million in the second quarter of 2011. Our total billings, including our OEM business, grew 2.6% from $83.7 million during the second quarter of 2010 to $85.9 million during the second quarter of 2011. Billings from our TRITON solution products increased from $30.3 million in the second quarter of 2010 to $44.4 million in the second quarter of 2011, whereas billings from our non-

TRITON solution products declined from $51.7 million in the second quarter of 2010 to $40.7 million in the second quarter of 2011. Our TRITON solutions include our Web Security Gateway family of products (including appliances), data security and cloud-based security solutions. Our non-TRITON solutions include our web filtering products, such as our web security suite, on-premises e-mail security and related hardware. Our appliance billings increased from $4.6 million in the second quarter of 2010 to $7.2 million in the second quarter of 2011. Billings from incremental sales, which includes subscriptions to new customers, upgraded subscriptions and cross-sales to existing customers, increased from $22.5 million in the second quarter of 2010 to $25.3 million in the second quarter of 2011, which increase was driven by increased sales of our TRITON products. Our international billings to end-user customers represented $45.6 million or 54% of our total billings for the second quarter of 2011 compared to $42.0 million or 51% of total billings for the second quarter of 2010. The average annual value of each subscription sold during the second quarter of 2011 was $10,100 compared to $8,400 during the second quarter of 2010, reflecting our increased sale of Web Security Gateway and Data Security products to larger enterprise customers, reflecting the increased sale of TRITON products in the product mix. Our average contract duration decreased from 24.0 months for the second quarter of 2010 to 23.7 months for the second quarter of 2011 with approximately 51% of our billings in 12 month contracts, 6% in 24 month contracts and 43% in contracts with durations of 36 months or more. We expect our billings to grow for the remainder of 2011 relative to 2010 billings. Our billings depend in part on the number of subscriptions up for renewal each quarter and are influenced by seasonal variations with our fourth quarter generally being the strongest quarter in billings, and our first quarter generally being the lowest quarter for billings each fiscal year. As a trend, the percentage of billings from subscriptions to our Web Security Gateway and data security products, including those pre-installed on appliances, is increasing, and the percentage of billings from our pure Web filtering products is declining.

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

In October 2009, the FASB amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance any tangible products containing software components and non-software components that operate together to deliver the product’s essential functionality. In addition, the FASB amended the accounting standards for certain multiple element revenue arrangements to:

•

provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements; and

•

require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, where the selling price for an element is based on VSOE, if available; TPE, if available and VSOE is not available; or the BESP, if neither VSOE nor TPE is available.

We adopted the amended standards as of January 1, 2011 on a prospective basis for transactions entered into or materially modified after December 31, 2010.

A portion of our sales is for appliances, which are standard server hardware platforms optimized for our software products. These appliances contain software components such as operating systems that operate together to provide the essential functionality of the appliance. Based on the amended accounting standards, when sold in a multiple element arrangement that includes software deliverables, our hardware appliances are considered non-software deliverables and are no longer accounted for under the industry-specific software revenue recognition guidance. When appliance orders are taken, we ship the product, invoice the customer and recognize revenue when title/risk of loss passes to the buyer (typically upon delivery to a common carrier) and the other criteria of revenue recognition are met. The revenue recognized is based upon BESP, as outlined further below.

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

For transactions entered into subsequent to the adoption of the amended revenue recognition standards that are multiple element arrangements, we allocate the arrangement fee to the software related elements and the non-software related elements based upon the relative selling price of such element. When applying the relative selling price method, we determine the selling price for each element using BESP, because VSOE and TPE are not available. The revenue allocated to the software related elements is recognized based on the industry-specific software revenue recognition guidance that remains unchanged. The revenue allocated to the non-software related elements is recognized based on the nature of the element provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. The manner in which we account for multiple element arrangements that contain only software and software-related elements remains unchanged.

We determine BESP for an individual element within a multiple element revenue arrangement using the same methods utilized to determine the selling price of an element sold on a standalone basis. We estimate the selling price by considering internal factors such as historical pricing practices and gross margin objectives. Consideration is also given to market conditions such as competitor pricing strategies, customer demands and geography. As there is a significant amount of judgment when determining BESP, we regularly review all of our assumptions and inputs around BESP and maintain internal controls over the establishment and updates of these estimates.

During the three and six months ended June 30, 2011 we recognized $9.8 million and $18.1 million, respectively, in revenue from appliance sales, of which $6.6 million and $11.4 million, respectively, represented the immediate recognition of revenue upon shipment and the remaining $3.2 million and $6.7 million, respectively, represented ratable recognition of deferred revenue from appliance sales recorded prior to the adoption of the amended revenue recognition rules. We expect throughout the remainder of 2011 to recognize revenue of $4.7 million from appliance sales recorded prior to 2011 that are in deferred revenue as of June 30, 2011. Had we not adopted the amended revenue recognition rules, the amount of revenue recognized from appliance sales would have been $5.0 million and $9.3 million for the three and six months ended June 30, 2011, respectively. The new accounting guidance for revenue recognition is expected to continue to have a significant effect on total revenues in future periods, although the impact on the timing and pattern of revenue will vary depending on the nature and volume of new or materially modified contracts in any given period.

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

At June 30, 2011, there was $43.9 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of approximately 1.7 years.

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

During the first quarter of 2010, we were informed by the IRS that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter which outlined all of their proposed audit adjustments and required us to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. We disagree with all of the proposed adjustments and have submitted a formal protest to the IRS for each matter. The IRS assigned our case to an IRS Appeals Officer and the Appeals process commenced during the second quarter of 2011. We intend to continue to defend our position on all of these matters, including through litigation if required. The timing of the ultimate resolution of these matters cannot be reasonably estimated at this time.

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

Results of Operations

Three months ended June 30, 2011 compared with the three months ended June 30, 2010

The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Three Months Ended June 30,
	2011	2010
Revenues:
Software and service	89%	97%
Appliance	11	3

Total revenues	100	100
Cost of revenues:
Software and service	12	14
Appliance	5	2

Total cost of revenues	17	16

Gross profit	83	84
Operating expenses:
Selling and marketing	46	48
Research and development	16	17
General and administrative	11	11

Total operating expenses	73	76

Income from operations	10	8
Interest expense	0	(1)
Other income (expense), net	0	0

Income before income taxes	10	7
Provision for income taxes	5	3

Net income	5%	4%

Revenues

Software and service revenues. Software and service revenues increased to $81.0 million in the second quarter of 2011 from $79.3 million in the second quarter of 2010. The increase was primarily a result of increased incremental sales to new customers and upgrades to existing customers, as well as higher OEM revenues from the second quarter of 2010 to the second quarter of 2011. Software and service revenues generated in the United States accounted for $40.7 million or 44.9% of second quarter 2011 revenues compared to $39.0 million or 47.7% of revenues in the second quarter of 2010. Software and service revenues generated internationally accounted for $40.3 million or 44.5% of second quarter 2011 revenues compared to $40.3 million or 49.2% in the second quarter of 2010. We had current deferred revenue relating to software and service revenues of $234.9 million as of June 30, 2011, compared to $229.4 million as of June 30, 2010. Of the $234.9 million in current deferred revenue as of June 30, 2011, $79.0 million is expected to be recognized as revenue in the third quarter of 2011. For the remainder of 2011, we expect our software and service revenues to increase over 2010 revenue levels due to the amount of current deferred revenue that will be recognized as revenue during 2011, subscriptions that are scheduled for renewal that are expected to be renewed and upgraded, and expected new business for which some revenues will be recognized during 2011. We expect our software and service revenues to decrease as a percentage of total revenues as appliance revenues increase at a faster rate than software and service revenues increase. Our software and service revenues in 2011 are impacted by the duration of contracts for renewal and new subscriptions, the timing of sales of renewal and new subscriptions, the average annual contract value and per seat price, the volume of OEM revenue activity and the effect of currency exchange rates on new and renewal subscriptions in international markets.

Appliance revenues. Appliance revenues increased to $9.8 million in the second quarter of 2011 from $2.6 million in the second quarter of 2010. The increase was primarily a result of our adoption of new revenue recognition rules (as more fully described in Note 1 to the Consolidated Financial Statements) starting January 1, 2011 under which revenues from sales of appliances are now generally recognized when sold. Accordingly, $3.2 million of the revenue recognized in the second quarter of 2011 represented the ratable recognition of deferred revenue for sales recorded prior to the adoption of the amended revenue recognition rules and the remaining $6.6 million represented revenues from sales of appliances sold in the second quarter of 2011. As of June 30, 2011, we had $13.9 million of remaining deferred revenue primarily for sales recorded prior to the adoption of the amended revenue recognition rules. Appliance revenues generated in the United States accounted for $4.9 million or 5.3% of second quarter 2011 revenues compared to $1.3 million or 1.6% of revenues in the second quarter of 2010. Appliance revenues generated internationally accounted for $4.9 million or 5.3% of second quarter 2011 revenues compared to $1.3 million or 1.5% in the second quarter of 2010. For the remainder of 2011, we expect our appliance revenues to increase in both absolute dollars and as a percentage of total revenues over 2010 revenue levels primarily as a result of the adoption of the new revenue recognition rules as of January 1, 2011 and expected increase in sales of our appliances.

Cost of Revenues

Software and service cost of revenues. Software and service cost of revenues consists of the costs of Web content review, amortization of acquired technology, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our hosted security services. Software and service cost of revenues decreased to $10.3 million in the second quarter of 2011 from $11.4 million in the second quarter of 2010. The $1.1 million decrease was primarily due to decreased amortization of acquired technology of $1.5 million and partially offset by increased personnel costs. The decrease in amortization of acquired technology from the second quarter of 2010 to the second quarter of 2011 was primarily due to certain acquired technology being fully amortized in 2010. As of June 30, 2011, the remaining acquired technology is being amortized over a remaining weighted average period of 3.2 years. We expect to incur $1.5 million in amortization expense of acquired technology during the remainder of 2011 and that full year 2011 levels will be lower than 2010 levels by approximately $5.9 million. Our full-time employee headcount in cost of revenues departments decreased slightly from an average of 267 employees during the second quarter of 2010 to an average of 260 employees during the second quarter of 2011. We allocate the costs for human resources, employee benefits, payroll taxes, information technology, facilities and fixed asset depreciation to each of our functional areas based on headcount data. As a percentage of total revenues, software and service cost of revenues decreased to 12% from 14% during the second quarter of 2011 compared to 2010. We expect software and service cost of total revenues will decrease in absolute dollars and as a percentage of revenues in 2011 as compared to 2010 primarily due to the expected increase in revenues and decreased amortization of acquired technology.

Appliance cost of revenues. Appliance cost of revenues consists of the costs associated with the sale of our appliance products. Appliance cost of revenues increased to $4.8 million in the second quarter of 2011 from $1.6 million in the second quarter of 2010. As described in the Appliance revenues section above, the $3.2 million increase was primarily due to our adoption of new revenue recognition rules under which the related costs are generally recognized when the appliances are sold. In appliance cost of revenues, we also recognized $1.4 million of the ratable cost of appliances sold prior to 2011 that were recognized in revenues in the second quarter of 2011. As a percentage of total revenues, appliance cost of revenues increased to 5% from 2% during the second quarter of 2011 compared to 2010. We expect appliance cost of revenues will increase in absolute dollars and as a percentage of total revenues in 2011 as compared to 2010 primarily due to the adoption of the new revenue recognition rules in 2011 under which the related costs are generally recognized when the appliances are sold as well as due to increased sales of our appliance products.

Gross Profit

Gross profit increased to $75.6 million in the second quarter of 2011 from $68.9 million in the second quarter of 2010 primarily as a result of increased revenues. As a percentage of total revenues, our gross profit decreased to 83% in the second quarter of 2011 from 84% in the second quarter of 2010 primarily due to the lower margin earned from increased appliance sales, as compared to software and service sales, as described in the Revenues and Cost of Revenues sections above. We expect that gross profit as a percentage of total revenues will remain in excess of 80% for the remainder of 2011.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships, and other allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates as those are recorded as an offset to revenue. Selling and marketing expenses were $42.0 million, or 46% of revenues, in the second quarter of 2011, compared to $39.0 million, or 48% of revenues, in the second quarter of 2010. The $3.0 million increase in total selling and marketing expenses was primarily due to our increased personnel costs of $3.7 million and increased allocated costs of $0.4 million, partially offset by a reduction in the amortization of acquired intangibles (customer relationships) of approximately $1.2 million. Our headcount in sales and marketing increased from an average of 586 employees during the second quarter of 2010 to an average of 612 employees for the second quarter of 2011. As of June 30, 2011, the acquired customer relationships intangible assets are being amortized over a remaining weighted average period of approximately 4.8 years. We expect overall selling and marketing expenses to increase in absolute dollars for the remainder of 2011 as compared to 2010, with the reduction of amortization of acquired intangibles from the SurfControl acquisition due to the accelerated nature of the amortization being offset by additional sales and marketing personnel supporting our expanding selling and marketing efforts worldwide and increased sales resulting in higher overall sales commission expenses. If our sales exceed expectations, our sales commission expenses would also exceed our expectations and result in higher than expected selling and marketing expenses in 2011, while revenues from the higher sales of software and services would be recognized in future periods. We also expect that selling and marketing expenses as a percentage of revenues will decrease in 2011 compared to 2010 due to the expected increase in revenues. Based on the existing sales and marketing related intangible assets as of June 30, 2011, we expect amortization of sales and marketing related acquired intangibles of $6.3 million for the remainder of 2011, which would be a reduction of approximately $2.4 million from 2010.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $14.3 million, or 16% of revenues, in the second quarter of 2011 from $13.6 million, or 17% of revenues, in the second quarter of 2010. The increase of $0.7 million in research and development expenses was primarily due to increased personnel costs. Our headcount increased in research and development from an average of 444 employees for the second quarter of 2010 to an average of 485 employees for the second quarter of 2011. We expect research and development expenses to increase in absolute dollars for the remainder of 2011 as compared to 2010 due to an expanded base of product offerings and increased headcount compared to 2010 to support our continued enhancements and new products. We are managing the increase in our absolute research and development expenses by operating research and development facilities in multiple international locations, including facilities in Beijing, China and Ra’anana, Israel, that have lower costs than our operations in the United States. We also have research and development facilities in Los Gatos and San Diego, California and Reading, England. While we expect research and development expenses to increase in absolute dollars for the remainder of 2011 relative to 2010, we expect that research and development expenses as a percentage of revenues will remain relatively flat in 2011 compared to 2010 due to the expected increase in revenues.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and administrative personnel, third party professional service fees and allocated costs. General and administrative expenses increased to $9.8 million, or 11% of revenues, in the second quarter of 2011 from $9.2 million, or 11% of revenues, in the second quarter of 2010. The $0.6 million increase in general and administrative expenses was primarily due to an increase in third party professional service fees which was primarily related to the global restructuring of our international distribution operations. Our headcount in general and administrative departments increased from an average of 118 employees during the second quarter of 2010 to an average of 122 employees for the second quarter of 2011. We expect general and administrative expenses to increase in absolute dollars primarily due to expected higher third party professional service fees but remain relatively flat as a percentage of revenues for the remainder of 2011 as compared to 2010 due to the expected increase in revenues.

Interest Expense

Interest expense decreased to $0.4 million in the second quarter of 2011 from $0.9 million in the second quarter of 2010. The decrease was primarily due to a lower average outstanding loan balance on our secured loan of $63.0 million during the second quarter of 2011 compared to an average loan balance of $72.5 million during the second quarter of 2010. In addition, the effective interest rate was lower in the second quarter of 2011 compared to 2010 primarily due to the reduction in the notional amount of principal subject to the unfavorable fixed rate swap agreement which expired on September 30, 2010 and the reduction in the margin as a result of the 2010 credit facility entered into in October 2010. Included in the interest expense for the second quarter of 2011 and 2010 is $0.1 million and $0.2 million, respectively, of amortization of deferred financing fees that were capitalized as part of the secured credit facilities. We made net principal payments (net of borrowings) on the secured loan totaling zero and $5 million during the second quarter of 2011 and 2010, respectively. Primarily as a result of the reduction in the notional amount of principal subject to the unfavorable fixed rate swap agreement which expired on September 30, 2010 and the reduction in the margin as a result of the 2010 credit facility entered into in October 2010, our weighted average interest rate decreased from 3.5% at June 30, 2010 to 1.9% at June 30, 2011. Interest expense should decline in the remaining quarters of 2011 as compared to 2010 primarily due to the expected lower effective interest rate from our new credit facility and the reduction in the notional amount of principal subject to the unfavorable fixed rate swap agreement which expired on September 30, 2010.

Other (Expense) Income, Net

Other (expense) income, net was $0.1 million in both the second quarter of 2010 and the second quarter of 2011. Due to a continued low interest rate environment, we expect our net other (expense) income for the remainder of 2011 to be similar to 2010 levels.

Provision for Income Taxes

For the three months ended June 30, 2011 we recognized an income tax expense of $4.6 million compared to an income tax expense of $2.9 million for the three months ended June 30, 2010. The effective tax rates were 51.5% for the three months ended June 30, 2011 and 48.2% for the three months ended June 30, 2010. For the second quarter of 2011, the effective tax rate variance from the U.S. federal statutory rate was primarily related to the unfavorable impact of foreign withholding taxes, non-deductible share-based payments and increased earnings in higher tax rate jurisdictions. For the second quarter of 2010, the effective tax rate variance from the U.S. federal statutory rate was primarily related to an increase in the valuation allowance related to net operating losses of one of our subsidiaries in the United Kingdom, the unfavorable impact on deferred tax amounts resulting from a California law change, a favorable state tax ruling, foreign withholding taxes and non-deductible share-based payments, which offset the benefit of income taxed at lower rates in foreign jurisdictions.

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

We assess, on a quarterly basis, the ultimate realization of our deferred income tax assets. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items during the second quarter of 2011, we believe that it is more likely than not that we will fully realize the balance of the deferred tax assets currently reflected on our consolidated balance sheet.

Six months ended June 30, 2011 compared with the six months ended June 30, 2010

The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Six Months Ended June 30,
	2011	2010
Revenues:
Software and service	90%	97%
Appliance	10	3

Total revenues	100	100
Cost of revenues:
Software and service	12	14
Appliance	5	2

Total cost of revenues	17	16

Gross profit	83	84
Operating expenses:
Selling and marketing	46	49
Research and development	16	17
General and administrative	12	12

Total operating expenses	74	78

Income from operations	9	6
Interest expense	0	(1)
Other income (expense), net	1	(1)

Income before income taxes	10	4
Provision for income taxes	3	2

Net income	7%	2%

Revenues

Software and service revenues. Software and service revenues increased to $161.3 million in the first six months of 2011 from $157.2 million in the first six months of 2010. The increase was primarily a result of increased incremental sales to new customers and upgrades to existing customers, as well as higher OEM revenues from the first six months of 2010 to the first six months of 2011. Software and service revenues generated in the United States accounted for $81.2 million or 45.3% of the first six months of 2011 revenues compared to $77.3 million or 47.9% of revenues in the first six months of 2010. Software and service revenues generated internationally accounted for $80.1 million or 44.7% of the first six months of 2011 revenues compared to $79.9 million or 49.4% in the first six months of 2010.

Appliance revenues. Appliance revenues increased to $18.1 million in the first six months of 2011 from $4.4 million in the first six months of 2010. The increase was primarily a result of our adoption of new revenue recognition rules (as more fully described in Note 1 to the Consolidated Financial Statements) starting January 1, 2011 under which revenues from sales of appliances are now generally recognized when sold. Accordingly, $6.7 million of the revenues recognized in the first half of 2011 represented the ratable recognition of deferred revenue for sales recorded prior to the adoption of the amended revenue recognition rules and the remaining $11.4 million represented revenues from sales of appliances sold in the first half of 2011. Appliance revenues generated in the United States accounted for $9.0 million or 5.0% of the first six months of 2011 revenues compared to $2.3 million or 1.4% of revenues in the first six months of 2010. Appliance revenues generated internationally accounted for $9.1 million or 5.0% of the first six months of 2011 revenues compared to $2.1 million or 1.3% in the first six months of 2010.

Cost of Revenues

Software and service cost of revenues. Software and service cost of revenues decreased to $20.8 million in the first six months of 2011 from $22.5 million in the first six months of 2010. The $1.7 million decrease was primarily due to decreased amortization of acquired technology of $3.0 million and decreased allocated costs partially offset by increased personnel costs. The decrease in amortization of acquired technology from the first six months of 2010 to the first six months of 2011 was primarily due to certain acquired technology being fully amortized in 2010. Our full-time employee headcount in cost of revenues departments decreased from an average of 272 employees during the first six months of 2010 to an average of 259 employees during the first six months of 2011.

Appliance cost of revenues. Appliance cost of revenues increased to $9.0 million in the first six months of 2011 from $2.6 million in the first six months of 2010. As described in the Appliance revenues section above, the $6.4 million increase was primarily due to our adoption of new revenue recognition rules under which the related costs are generally recognized when the appliances are sold. In appliance cost of revenues, we also recognized $3.0 million of the ratable cost of appliances sold prior to 2011 that were recognized in revenues in the first six months of 2011.

Gross Profit

Gross profit increased to $149.6 million in the first six months of 2011 from $136.5 million in the first six months of 2010 primarily as a result of increased revenues. As a percentage of total revenues, our gross profit decreased to 83% in the first six months of 2011 from 84% in the first six months of 2010 primarily due to the lower margin earned from increased appliance sales, as compared to software and service sales, as described in the Revenues and Cost of Revenues sections above.

Operating Expenses

Selling and marketing. Selling and marketing expenses were $82.8 million, or 46% of revenues, in the first six months of 2011, compared to $79.7 million, or 49% of revenues, in the first six months of 2010. The $3.1 million increase in total selling and marketing expenses was primarily due to our increased personnel costs of $5.6 million offset by a reduction in the amortization of acquired intangibles (customer relationships) of approximately $2.4 million. Our headcount in sales and marketing increased from an average of 590 employees during the first six months of 2010 to an average of 603 employees for the first six months of 2011.

Research and development. Research and development expenses increased to $28.5 million, or 16% of revenues, in the first six months of 2011 from $27.8 million, or 17% of revenues, in the first six months of 2010. The increase of $0.7 million in research and development expenses was primarily due to increased personnel and allocated costs. Our headcount increased in research and development from an average of 442 employees for the first six months of 2010 to an average of 483 employees for the first six months of 2011.

General and administrative. General and administrative expenses increased to $21.0 million, or 12% of revenues, in the first six months of 2011 from $18.3 million, or 12% of revenues, in the first six months of 2010. The $2.7 million increase in general and administrative expenses was primarily due to an increase in third party professional service fees of $2.9 million and partially offset by a reduction in personnel costs of $0.3 million. The increase in third party professional service fees was primarily related to the global restructuring of our international distribution operations. Our headcount in general and administrative departments increased slightly from an average of 117 employees during the first six months of 2010 to an average of 121 employees for the first six months of 2011.

Interest Expense

Interest expense decreased to $0.8 million in the first six months of 2011 from $2.0 million in the first six months of 2010. The decrease was primarily due to a lower average outstanding loan balance on our secured loan of $64 million during the first six months of 2011 compared to an average loan balance of $77 million during the first six months of 2010. In addition, the effective interest rate was lower in the first six months of 2011 compared to 2010 primarily due to the reduction in the notional amount of principal subject to the unfavorable fixed rate swap agreement which expired on September 30, 2010 and the reduction in the margin as a result of the 2010 credit facility entered into in October 2010. Included in the interest expense for the first six months of 2011 and 2010 is $0.1 million and $0.5 million, respectively, of amortization of deferred financing fees that were capitalized as part of the secured credit facilities. We made net principal payments (net of borrowings) on the secured loan totaling $4 million and $17 million during the first six months of 2011 and 2010, respectively.

Other (Expense) Income, Net

Other (expense) income, net went from a net other expense of $0.9 million in the first six months of 2010 to a net other income of $1.3 million in the first six months of 2011. The change was due primarily to foreign exchange related gains of $1.5 million in the first six months of 2011 compared to losses of $1.0 million in the first six months of 2010 resulting from favorable movements in the foreign exchange rates during the first six months of 2011.

Provision for Income Taxes

For the six months ended June 30, 2011 we recognized an income tax expense of $5.4 million compared to an income tax expense of $3.8 million for the six months ended June 30, 2010. The effective tax rates were 30.0% for the six months ended June 30, 2011 and 49.3% for the six months ended June 30, 2010. For the first six months of 2011, the effective tax rate variance from the

U.S. federal statutory rate was primarily related to the unfavorable impact of foreign withholding taxes, non-deductible share-based payments and increased earnings in higher tax jurisdictions, offset by a non-recurring net discrete tax benefit of $2.8 million related primarily to our global distribution restructuring, which was completed during 2010 and became effective at the beginning of 2011. The entire net tax benefit of $2.8 million was reflected in the first quarter of 2011 upon completion of our global distribution restructuring and is not expected to recur. For the first six months of 2010, the effective tax rate variance from the U.S. federal statutory rate was primarily related to an increase in the valuation allowance related to net operating losses of one of our subsidiaries in the United Kingdom, the unfavorable impact on deferred tax amounts resulting from a California law change, a favorable state tax ruling, foreign withholding taxes and non-deductible share-based payments, which offset the benefit of income taxed at lower rates in foreign jurisdictions.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $76.2 million and retained earnings of $53.8 million. Of the $76.2 million of cash equivalents, $25.9 million was held by our foreign subsidiaries, and we plan to indefinitely reinvest the undistributed foreign earnings into our foreign operations. During the first six months of 2011, we used our cash and cash equivalents primarily to pay down $4.0 million on our secured loan as net principal payments (net of borrowings) and for stock repurchases of approximately $48.9 million.

Net cash provided by operating activities was $40.6 million in the first six months of 2011 compared with $48.9 million in the first six months of 2010. The decrease in cash flow from operations for the first half of 2011 compared to the first half of 2010 was primarily a result of higher cash operating expenses resulting from higher headcount and third party professional fees. Our operating cash flow is significantly influenced by new and renewal subscriptions, accounts receivable collections and cash expenses. A decrease in sales of new and/or renewal subscriptions or accounts receivable collections, or an increase in our cash expenses, would negatively impact our operating cash flow.

Net cash used in investing activities was $5.0 million in the first six months of 2011 compared with $4.1 million in the first six months of 2010. The $0.9 million increase in net cash used in investing activities was primarily due to increased purchases of property and equipment during the first half of 2011 compared to the first half of 2010.

Net cash used in financing activities was $37.5 million in the first six months of 2011 compared with $44.1 million in the first six months of 2010. The Company used approximately $48.9 million to repurchase its common stock and made $4 million in net principal payments under the 2010 Credit Agreement, which were offset in part by $12.5 million in proceeds from the exercise of options, which represented an $8.9 million increase in stock repurchases, a $13.0 million reduction in net principal payments, and a $1.5 million increase in proceeds from the exercise of stock options compared to the first half of 2010.

During the first quarter of 2010, we were informed by the IRS that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter which outlined all of their proposed audit adjustments and required us to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and its Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. We disagree with all of the proposed adjustments and have submitted a formal protest to the IRS for each matter. The IRS assigned our case to an IRS Appeals Officer and the Appeals process commenced during the second quarter of 2011. We intend to continue to defend our position on all of these matters, including through litigation if required. The timing of the ultimate resolution of these matters cannot be reasonably estimated at this time.

In October 2007, the Company entered into the 2007 Credit Agreement, a $225 million senior credit facility which consisted of a five year $210 million senior secured term loan and a $15 million revolving credit facility. In October 2010, the Company entered into the “2010 Credit Agreement” and used the proceeds to repay the term loan under the 2007 Credit Agreement and retired the 2007 Credit Agreement. The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and $5 million sublimit for swing line loans. The Company may increase the maximum aggregate commitment under the 2010 Credit Agreement up to $200 million if certain conditions are satisfied, including that it is not in default under the 2010 Credit Agreement at the time of the increase and that it obtains the commitment of the lenders participating in the increase. Loans under the 2010 Credit Agreement are designated at the Company’s election as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to the highest of (i) the federal funds rate plus 0.5%, (ii) the Eurodollar rate plus 1.00%, and (iii) Bank of America’s prime rate, in each case plus a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate, plus (ii) a margin set forth below. As of June 30, 2011, the Company’s weighted average interest rate was 1.9%.

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

Obligations and commitments. The following table summarizes our contractual payment obligations and commitments as of June 30, 2011 (in thousands):

	Payment Obligations by Year
	2011	2012	2013	2014	2015	Thereafter	Total
2010 Credit Agreement:
Scheduled principal payments	$—	$—	$—	$—	$63,000	$—	$63,000
Estimated interest and fees	1,068	2,236	2,234	2,224	1,840	—	9,602
Operating leases	4,478	7,192	6,436	1,789	1,145	—	21,040
Other commitments	145	945	94	15	—	—	1,199

Total	$5,691	$10,373	$8,764	$4,028	$65,985	$—	$94,841

Obligations under our 2010 Credit Agreement represent the future minimum principal debt payments due under the secured revolving credit facility. Estimated interest and fees expected to be incurred on the secured revolving credit facility are based on known rates and scheduled principal payments, as well as the interest rate swap agreement, as of June 30, 2011 (see Note 5 to the consolidated financial statements).

We lease our facilities under operating lease agreements that expire at various dates through 2015. Approximately 40% of our operating lease commitments are related to our corporate headquarters lease in San Diego, which extends through December 2013 and has escalating rent payments from 2011 to 2013. The rent expense related to our worldwide office space leases are generally recorded monthly on a straight-line basis in accordance with GAAP.

Other commitments represent minimum contractual commitments for inbound software licenses, equipment maintenance and automobile leases.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at June 30, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $14.5 million of gross unrecognized tax benefits have been excluded from the contractual payment obligations table above.

In 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. In 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. In January 2010, our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 16 million shares. In October 2010, our Board of Directors increased the number of shares authorized for repurchase under the program by 8 million shares, for a total program size of up to 24 million shares. Repurchases may be made from time to time on the open market at prevailing market prices. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. In November 2010, our Board of Directors increased the value of shares to be repurchased under our existing 10b5-1 plan to $25 million per quarter, or $100 million in aggregate for 2011. Depending on market conditions and other factors, purchases by our agent under this program may be commenced or suspended at any time, or from time to time, without prior notice to us. During the six months ended June 30, 2011, we repurchased 2,223,167 shares of our common stock for an aggregate of approximately $50.0 million at an average price of $22.48 per share. As of June 30, 2011, we have repurchased a total of 17,847,686 shares of our common stock under this program, for an aggregate of $359.8 million at an average price of $20.16 per share. Our 2010 Credit Agreement permits us to repurchase our securities so long as we are not in default under the 2010 Credit Agreement, have complied with all of our financial covenants, and have liquidity of at least $20 million; provided, however, if, after giving effect to any repurchase, our leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10 million in the aggregate in any fiscal year. We intend to continue repurchasing shares during 2011.

We believe that our cash and cash equivalents balances, accounts receivable, revolving credit balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures, debt repayment obligations and stock repurchases, if any, for at least the next 12 months. During the first six months of 2011, we made net principal payments on our secured loan of $4.0 million and repurchased approximately $50.0 million of our common stock, of which $1.5 million was settled in July 2011. Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements. We may elect to borrow under our 2010 Credit Agreement, raise funds for these purposes or reduce our cost of capital through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating and capital requirements in interest-bearing, investment-grade money market funds.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements.

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

We are exposed to changes in interest rates primarily from our money market funds and from our borrowings under our variable rate credit facility. In connection with our 2010 Credit Agreement we entered into an interest rate swap agreement to pay a fixed rate of interest (1.778% per annum) and receive a floating rate interest payment (based on six month LIBOR) on a principal amount of $50 million. The $50 million swap agreement becomes effective on December 30, 2011 and expires on October 29, 2015.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. However, the impact of this type of adverse movement would be partially mitigated by our interest rate swap agreement that becomes effective on December 30, 2011. Based on our revolving credit balance at June 30, 2011 and taking into consideration our interest rate swap agreement, our interest expense would increase on a pre-tax basis by approximately $0.3 million during the next 12 months if there were a 100 basis point adverse move in the interest rate yield curve.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at June 30, 2011. Changes in interest rates over time will, however, affect our interest income.

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

Notional and fair values of our hedging positions at June 30, 2011 and December 31, 2010 are presented in the table below (in thousands):

	June 30, 2011			December 31, 2010
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro	7,000	$10,029	$10,151	8,550	$11,405	$11,449
British Pound	1,750	2,843	2,811	1,250	1,938	1,958
Australian Dollar	6,243	6,307	6,656	—	—	—

Total		$19,179	$19,618		$13,343	$13,407

The $1.4 million notional decrease in our Euro hedged position at June 30, 2011 compared to December 31, 2010 was primarily a result of timing differences in when assets were acquired and/or liabilities incurred. All of the Euro hedging contracts in place as of June 30, 2011 are scheduled to be settled before October 2011. For the six months ended June 30, 2011, less than 15% of our total billings were denominated in the Euro. We expect Euro billings to represent less than 20% of our total billings during 2011.

The $0.9 million notional increase in our British Pound hedge position at June 30, 2011 compared to December 31, 2010 was primarily due to the timing differences in when assets were acquired and/or liabilities incurred. All of the British Pound hedging contracts in place as of June 30, 2011 are scheduled to be settled before October 2011. For the six months ended June 30, 2011, less than 15% of our total billings were denominated in the British Pound. We expect British Pound billings to represent less than 15% of our total billings during 2011.

The $6.3 million notional increase in our Australian Dollar hedge position at June 30, 2011 compared to December 31, 2010 was primarily due to the incurrence of a large Australian Dollar denominated obligation in the first half of 2011 as a result of our global distribution restructuring. All of the Australian Dollar hedging contracts in place as of June 30, 2011 are scheduled to be settled before September 2011. For the six months ended June 30, 2011, approximately 5% of our total billings were denominated in the Australian Dollar. We expect Australian Dollar billings to represent approximately 5% of our total billings during 2011.

A significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies so if the U.S. dollar weakens, our consolidated operating expenses would increase. Should the U.S. dollar strengthen, our products may become more expensive for our international customers with subscription contracts denominated in U.S. dollars, especially if the trend continues of international sales growing as a percentage of our total sales. Changes in currency rates also impact our future revenues under subscription contracts that are not denominated in U.S. dollars. Our revenues and deferred revenue for these foreign currencies are recorded in U.S. dollars when the subscription is entered into based upon currency exchange rates in effect on the last day of the previous month before the subscription agreement is entered into. We engage in currency hedging activities with the intent of limiting the risk of exchange rate fluctuations, but our foreign exchange hedging activities also involve inherent risks that could result in an unforeseen loss.

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

Part II – Other Information

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

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Quarterly Report for the quarter ending March 31, 2011 on Form 10-Q filed with the SEC on May 6, 2011.

Our future success depends on our ability to sell new, renewal and upgraded subscriptions to our security products.

A large majority of our revenues for the quarter ended June 30, 2011 was derived from new and renewal subscriptions to our Web filtering and Web security products primarily from enterprise customers, and we expect that a significant majority of our sales for 2011 will continue to be derived from our Web filtering and Web security products, including our Web Security Gateway sold with or without appliances. We expect sales of our DLP products; SaaS offerings; TRITON unified Web, data and email security solutions; and other products under development to comprise a relatively small portion of our revenues in 2011, but represent a meaningful portion of our sales growth in 2011. Our revenue growth is dependent on incremental sales of security products to new customers and to customers who upgrade products upon renewal, which must also offset declines in sales from the renewals of Web filtering subscriptions and declines in sales from OEM customers. If we cannot sufficiently increase our customer base with the addition of new customers and upgrade subscriptions for additional product offerings from existing customers or renew a sufficient number of customers, we will not be able to grow our business to meet expectations.

Subscriptions for our Web security, data loss prevention and email security products typically have durations of 12, 24 or 36 months. Our revenues depend upon maintaining a high rate of sales of renewal subscriptions and adding additional product offerings to existing customers as well as new customer sales. Our customers have no obligation to renew their subscriptions upon expiration, and if they renew, they may elect to renew for a shorter duration than the previous subscription period. As a result of macroeconomic conditions, our customers may elect to renew subscriptions for shorter durations and may reduce their subscribed products due to contractions of work forces of their respective organizations. This may require increasingly costly sales efforts targeting senior management and other management personnel associated with our customers’ Internet and security infrastructure. We may not be able to maintain or continue to generate increasing revenues from existing customers.

If our internal controls are not effective, current and potential stockholders could lose confidence in our financial reporting. *

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

In our annual and quarterly reports (as amended) for the periods from December 31, 2008 through September 30, 2009, we reported material weaknesses in our internal control over financial reporting which related to our revenue recognition under OEM contracts and our computation of our income tax benefit for the year ended December 31, 2008. We took a number of actions to remediate these material weaknesses. As a result of an error in identifying a variance in our deferred tax assets in the fourth quarter of 2010, we reassessed the effectiveness of our disclosure controls and procedures for the year ended December 31, 2009 and the period from January 1, 2010 through September 30, 2010 and concluded that we continued to have a material weakness in the internal controls over the computation of our income tax provision. In the fourth quarter of 2010, we took additional remediation measures and concluded that the material weakness described above has been remediated as of December 31, 2010.

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

Our ability to generate revenue growth depends on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our security gateway offerings as our Web filtering products become more of a commodity. We now sell our next generation Web content gateway to address emerging Web 2.0 threats, Websense Web Security Gateway, as well as our V10000 and V5000 appliances pre-loaded with our software. We also sell the Websense Data Security Suite, our DLP offering for the data loss prevention market, Websense Hosted Web Security and Websense Hosted Email Security, our SaaS offerings, and Websense Email Security, our email filtering solution. We offer our products with TRITON, our unified Web, data and email security solution, which combines our products into a single platform. We continue to develop and release products in accordance with our announced product roadmap. We may not be successful in achieving market acceptance of these or any new products that we develop and may be unsuccessful in obtaining incremental sales as a result. If our products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we fail to continue to upgrade and diversify our products, we could lose revenues from renewal subscriptions for our Web filtering products as these products continue to suffer from commoditization.

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

Our revenues have been derived almost entirely from sales through indirect channels, including value-added resellers, distributors that sell our products to end-users, providers of managed Internet services and other resellers. Although we rely upon these indirect channels of distribution, we also depend upon our internal sales force to generate sales leads and sell products through the reseller network. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 29% of our revenues during the first half of 2011. In addition, we began using Arrow Enterprise Computing Solutions as an additional broadline distributor in North America in 2010. Should Ingram Micro or Arrow Enterprise Computing Solutions experience financial difficulties, difficulties in collecting their accounts receivable or otherwise delay or prevent our collection of accounts receivable from them, our revenues and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenues and cash flow could be adversely affected. Our indirect sales model involves a number of additional risks, including:

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

Changes in currency rates also impact our future revenue under subscription contracts that are not denominated in U.S. dollars as we bill certain international customers in Euros, British Pounds, Australian Dollars and Chinese Renminbi. Our revenues and deferred revenue for these currencies are recorded in U.S. dollars when the subscription begins based upon currency exchange rates in effect on the last day of the previous month before the subscription agreement is entered into. This accounting policy increases our risks associated with fluctuations in currency exchange rates since we cannot be assured of receiving the same U.S. dollar equivalent as when we bill exclusively in U.S. dollars. If there is a strong U.S. dollar at the time a subscription begins, we experience a reduction in subscription amounts as recorded in U.S. dollars relative to the foreign currency in which the subscription was priced to the customer. As a result, the strengthening of the U.S. dollar for current sales would reduce our future revenues from these contracts, even though these foreign currencies may strengthen during the term of these subscriptions. Because currency exchange rates remain volatile, our future revenues could be adversely affected by currency fluctuations.

We engage in currency hedging activities with the intent of limiting the risk of exchange rate fluctuations, but our foreign exchange hedging activities also involve inherent risks that could result in an unforeseen loss. If we fail to properly forecast our billings, expenses and currency exchange rates these hedging activities could have a negative impact.

We face increasing competition from much larger software and hardware companies, which places pressure on our pricing and which could prevent us from increasing our revenues. In addition, as we increase our emphasis on our security-oriented products, we face competition from better-established security companies that have significantly greater resources.

The market for our products is intensely competitive and is likely to become even more so in the future. Our current principal Web filtering competitors frequently offer their products at a significantly lower price than our products, which has resulted in pricing pressures on sales of our basic Web filtering products and email filtering products and potentially could result in the commoditization of these products. We depend on our more advanced security products to replace and grow revenues from Web filtering subscriptions that are not renewed. We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle competitive products with their current products with no price increase to these current products. Increased competition may cause price reductions or a loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are unable to maintain the current pricing on sales of our products or increase our pricing in the future, our results of operations could be negatively impacted. Even if our products provide greater functionality and are more effective than certain other competitive products, potential customers might accept this limited functionality. In addition, our own indirect sales channels may decide to develop or sell competing products instead of our products. Pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our products to achieve or maintain widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our current principal competitors include:

•

companies offering Web filtering and Web security solutions, such as Microsoft, McAfee (acquired by Intel Corporation in February 2011), Trend Micro, Google, Webroot/BrightCloud, SafeNet/Aladdin, FaceTime, EdgeWave, M86 Security, Clearswift, Checkpoint, Sophos, Kaspersky Lab, AhnLab Inc., IBM, Panda Security, F-Secure, Commtouch and CA Technologies (formerly Computer Associates);

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

•

companies offering Web gateway solutions, such as Microsoft, Blue Coat Systems, Cisco Systems, Trend Micro, Check Point Software, McAfee, Juniper Networks, Symantec, Kaspersky Lab, Panda Security, Sophos, Optinet, Safe Net/Aladdin, M86 Security, Clearswift, CA Technologies, FaceTime and Barracuda Networks.

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

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented 50% of our total revenues generated during the first half of 2011. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

We may spend significant time and money on research and development to enhance our TRITON management console, V-series appliances, content gateway products, DLP products and our SaaS security products. If these products fail to achieve broad market acceptance in our target markets, we may be unable to generate significant revenues from our research and development efforts. As a result, our business, results of operations and financial condition would be adversely impacted.

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

Some of our customers have outsourced the management of their information technology departments to large system integrators. If this trend continues, our established customer relationships could be disrupted and our products could be displaced by alternative system and network protection solutions offered by system integrators. Significant product displacements could impact our revenues and have a material adverse effect on our business.

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

Our worldwide income tax provisions and other tax accruals may be insufficient if any taxing authorities assume taxing positions that are contrary to our positions and those contrary positions are sustained. *

Significant judgment is required in determining our worldwide provision for income taxes and for our accruals for state, federal and international income taxes together with transaction taxes such as sales tax, VAT and GST. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenues and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is consistent with prevailing legislative interpretation, no assurance can be given that the final tax authority review of these matters will agree with our historical income tax provisions and other tax accruals. Such differences could have a material effect on our income tax provisions or benefits, or other tax accruals, in the period in which such determination is made, and consequently, on our results of operations for such period.

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

During the first quarter of 2010, we were informed by the U.S. Internal Revenue Service (“IRS”) that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter which outlined all of their proposed audit adjustments and required us to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. We disagree with all of the proposed adjustments and have submitted a formal protest to the IRS for each matter. The IRS assigned our case to an IRS Appeals Officer and the Appeals process commenced during the second quarter of 2011. The Appeals process will likely continue throughout the remainder of 2011.While the timing of the ultimate resolution of these matters cannot be reasonably estimated at this time, we may be required to make additional payments in order to resolve these matters. We intend to continue to defend our position on all of these matters, including through litigation if required.

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

We currently have 25 patents issued in the United States and 26 patents issued internationally, and we may be unable to obtain further patent protection in the future. We have other pending patent applications in the United States and in other countries. We cannot ensure that:

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

Because we recognize revenue from subscriptions for our software products ratably over the term of the subscription, downturns in software subscription sales may not be immediately reflected in our revenues.

Most of our revenue comes from the sale of subscriptions to our software products, including our SaaS offerings. Upon execution of a subscription agreement or receipt of royalty reports from OEM customers, we invoice our customers for the full term of the subscription agreement or for the period covered by the royalty report from OEM customers. We then recognize revenue from customers daily over the terms of their subscription agreements, or performance period under the OEM contract, as applicable, which, in the case of subscriptions, typically have durations of 12, 24 or 36 months. Even though new revenue recognition rules allow us to recognize revenue from hardware sales in the current period that the sale is concluded, a majority of the revenues we report in each quarter will continue to be derived from deferred revenue from subscription agreements and OEM contracts entered into and paid for during previous quarters. Because of this financial model, the revenues we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products, before these downturns are reflected by declining revenues.

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

Acquisitions involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel of the acquired company;

•	potential loss of customers and OEM relationships of the acquired company;

•	diversion of financial and management resources from existing operations and core businesses;

•	risk of entering new markets;

•	potential loss of key employees of the acquired company;

•	integrating personnel with diverse business and cultural backgrounds;

•	preserving the development, distribution, marketing and other important relationships of the companies;

•	assumption of liabilities of the acquired company, including debt and litigation;

•	inability to generate sufficient revenues from newly acquired products and/or cost savings needed to offset acquisition related costs; and

•	the continued use by acquired companies of accounting policies that differ from GAAP.

Acquisitions may also cause us to:

•	issue equity securities that would dilute our current stockholders’ percentage ownership;

•	assume certain liabilities, including liabilities that were not detected at the time of the acquisition;

•	incur additional debt, such as the debt we incurred to partially fund the acquisition of SurfControl;

•	make large and immediate one-time write-offs for restructuring and other related expenses;

•	become subject to intellectual property or other litigation; and

•	create goodwill and other intangible assets that could result in significant impairment charges and/or amortization expense.

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The volatility of our stock price and our results of operations may from time to time adversely affect our ability to recruit or retain employees. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our revenues may be negatively impacted and our business and future growth prospects could be severely harmed.

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

If we fail to manage our internal growth in a manner that minimizes strains on our resources, we could experience disruptions in our operations that could negatively affect our revenues, billings and results of operations. We are pursuing a strategy of organic growth through implementation of two-tier distribution, international expansion, introduction of new products and expansion of our product sales to the SMB segment. Each of these initiatives requires an investment of our financial and employee resources and involves risks that may result in a lower return on our investments than we expect. These initiatives also may limit the opportunities we pursue or investments we would otherwise make, which may in turn impact our prospects.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Month	Number of Shares Purchased During Month (1)	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Be Purchased Under the Plan (2)
April 2011	302,000	$24.00	17,126,302	6,873,698
May 2011	335,100	$24.41	17,461,402	6,538,598
June 2011	386,284	$24.75	17,847,686	6,152,314
Total	1,023,384	$24.42	17,847,686	6,152,314

1.	The purchases were made in open-market transactions under our 10b5-1 stock repurchase program.
2.	In April 2003, we announced that our Board of Directors authorized a stock repurchase program of up to 4 million shares of our common stock. In August 2005, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In July 2006, we announced that our Board of Directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. In January 2008, we adopted a 10b5-1 plan that provides for quarterly purchases of our common stock in open market transactions. In January 2010, Websense’s Board of Directors increased the size of its stock repurchase program by an additional 4 million shares, for a total program size of up to 16 million shares. In October 2010, our Board of Directors increased the size of the stock repurchase program by an additional 8 million shares, for a total program size of up to 24 million shares. In November 2010, our Board of Directors increased the value of shares to be repurchased under our existing 10b5-1 plan to $25 million per quarter. Depending on market conditions and other factors, including compliance with covenants in our 2010 Credit Agreement, purchases by our agent under this program may commence or be suspended at any time, or from time to time, without prior notice to us. The remaining shares authorized for repurchase under our stock repurchase program as of June 30, 2011 was 6,152,314.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate of Websense, Inc.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to our Current Report on Form 8-K filed on June 19, 2009.
(2)	Filed as an exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: August 5, 2011	By:	/s/ GENE HODGES
Gene Hodges
Chief Executive Officer

Date: August 5, 2011	By:	/s/ ARTHUR S. LOCKE III
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