Form 10-Q
period 2011-09-30
WEBSENSE INC
filed 2011-11-04
CIK 1098277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of October 31, 2011 was 38,820,604.

Websense, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2011

In this report, “Websense,” “the Company,” “we,” “us” and “our” refer to Websense, Inc., and our wholly owned subsidiaries, unless the context otherwise provides.

Part I – Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets

(In thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,550	$77,390
Cash and cash equivalents – restricted	—	256
Accounts receivable, net	59,765	82,182
Income tax receivable / prepaid income tax	2,648	2,760
Current portion of deferred income taxes	37,330	36,191
Other current assets	13,716	14,708

Total current assets	189,009	213,487
Cash and cash equivalents – restricted, less current portion	625	434
Property and equipment, net	17,087	16,944
Intangible assets, net	30,316	41,078
Goodwill	372,445	372,445
Deferred income taxes, less current portion	7,071	6,352
Deposits and other assets	10,324	11,203

Total assets	$626,877	$661,943

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,102	$6,858
Accrued compensation and related benefits	22,629	22,168
Other accrued expenses	17,516	18,704
Current portion of income taxes payable	7,018	549
Current portion of deferred tax liability	662	367
Current portion of deferred revenue	238,590	251,890

Total current liabilities	295,517	300,536
Other long term liabilities	2,666	2,388
Income taxes payable, less current portion	16,973	16,065
Secured loan	73,000	67,000
Deferred tax liability, less current portion	3,988	1,877
Deferred revenue, less current portion	131,160	142,414

Total liabilities	523,304	530,280
Stockholders’ equity:
Common stock	564	548
Additional paid-in capital	406,828	373,229
Treasury stock, at cost	(360,390)	(282,570)
Retained earnings	61,872	41,253
Accumulated other comprehensive loss	(5,301)	(797)

Total stockholders’ equity	103,573	131,663

Total liabilities and stockholders’ equity	$626,877	$661,943

See accompanying notes.

Websense, Inc.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenues:
Software and service	$81,803	$81,152	$243,057	$238,388
Appliance	10,308	3,596	28,393	8,000

Total revenues	92,111	84,748	271,450	246,388
Cost of revenues:
Software and service	10,234	11,395	30,993	33,869
Appliance	4,665	2,168	13,661	4,804

Total cost of revenues	14,899	13,563	44,654	38,673

Gross profit	77,212	71,185	226,796	207,715
Operating expenses:
Selling and marketing	38,445	36,428	121,285	116,134
Research and development	15,084	13,186	43,556	40,957
General and administrative	9,969	9,161	30,922	27,479

Total operating expenses	63,498	58,775	195,763	184,570

Income from operations	13,714	12,410	31,033	23,145
Interest expense	(374)	(791)	(1,167)	(2,834)
Other income (expense), net	204	(59)	1,530	(949)

Income before income taxes	13,544	11,560	31,396	19,362
Provision for income taxes	5,426	5,779	10,777	9,626

Net income	$8,118	$5,781	$20,619	$9,736

Net income per share:
Basic net income per share	$0.21	$0.14	$0.51	$0.23
Diluted net income per share	$0.20	$0.13	$0.50	$0.22
Weighted average shares — basic	39,575	42,200	40,081	42,622
Weighted average shares — diluted	40,428	42,907	41,273	43,613

See accompanying notes.

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

			Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity

	Common stock
	Shares	Amount
Balance at December 31, 2010	41,001	$548	$373,229	$(282,570)	$41,253	$(797)	$131,663
Issuance of common stock upon exercise of options	840	9	14,452	—	—	—	14,461
Issuance of common stock for ESPP purchase	246	2	3,444	—	—	—	3,446
Issuance of common stock from restricted stock units, net	316	5	—	(2,829)	—	—	(2,824)
Share-based compensation expense	—	—	14,433	—	—	—	14,433
Net tax windfall from share-based compensation	—	—	1,270	—	—	—	1,270
Purchase of treasury stock	(3,400)	—	—	(74,991)	—	—	(74,991)
Components of comprehensive income:
Net income	—	—	—	—	20,619	—	20,619
Net change in unrealized gain on derivative contract, net of tax	—	—	—	—	—	(1,693)	(1,693)
Translation adjustments	—	—	—	—	—	(2,811)	(2,811)

Comprehensive income							16,115

Balance at September 30, 2011	39,003	$564	$406,828	$(360,390)	$61,872	$(5,301)	$103,573

See accompanying notes.

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Nine Months Ended
	September 30,	September 30,
	2011	2010
Operating activities:
Net income	$20,619	$9,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,716	28,037
Share-based compensation	14,433	17,496
Deferred income taxes	(360)	(4,352)
Unrealized gain on foreign exchange	(47)	(14)
Excess tax benefit from share-based compensation	(2,267)	(1,220)
Changes in operating assets and liabilities:
Accounts receivable	21,149	30,939
Other assets	470	(3,863)
Accounts payable	2,244	2,914
Accrued compensation and related benefits	533	(1,577)
Other liabilities	(3,385)	(3,152)
Deferred revenue	(24,575)	(10,682)
Income taxes payable and receivable/prepaid	8,722	11,814

Net cash provided by operating activities	57,252	76,076

Investing activities:
Change in restricted cash and cash equivalents	33	(197)
Purchase of property and equipment	(7,176)	(6,162)
Purchase of intangible assets	(500)	—

Net cash used in investing activities	(7,643)	(6,359)

Financing activities:
Proceeds from secured loan	87,000	—
Principal payments on secured loan	(81,000)	(20,000)
Principal payments on capital lease obligation	(569)	(532)
Proceeds from exercise of stock options	14,461	12,217
Proceeds from issuance of common stock for stock purchase plan	3,446	3,131
Excess tax benefit from share-based compensation	2,267	1,220
Tax payments related to restricted stock unit issuances	(2,824)	(2,736)
Purchase of treasury stock	(73,998)	(59,714)

Net cash used in financing activities	(51,217)	(66,414)

Effect of exchange rate changes on cash and cash equivalents	(232)	(427)
(Decrease)/Increase in cash and cash equivalents	(1,840)	2,876
Cash and cash equivalents at beginning of period	77,390	82,862

Cash and cash equivalents at end of period	$75,550	$85,738

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$5,045	$2,850
Interest paid	$968	$2,332
Change in operating assets and liabilities for unsettled purchase of treasury stock and exercise of stock options	$994	$284
Capital lease obligation incurred for a software license arrangement	$—	$1,688

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2010, included in Websense, Inc.’s Annual Report on Form 10-K filed with the SEC. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Revenue Recognition

The Company is a global provider of unified Web, data and email content security solutions designed to protect data and users from modern cyber-threats, information leaks, legal liability and productivity loss. The Company provides its solutions to its customers as software installed on standard server hardware, as software pre-installed on optimized appliances, as a cloud-based service (software-as-a-service or “SaaS”) offering, or in a hybrid appliance/SaaS configuration.

The majority of the Company’s revenues are derived from software and SaaS sold on a subscription basis. A subscription is generally 12, 24 or 36 months in duration and for a fixed number of seats. The Company recognizes revenues for the software and SaaS subscriptions, including any related technical support and professional services, on a daily straight-line basis, commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, the Company electronically delivers software access codes to customers and then promptly invoices customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice date.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance any tangible products containing software components and non-software components that operate together to deliver the product’s essential functionality. In addition, the FASB amended the accounting standards for certain multiple element revenue arrangements to:

•

provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated and how the arrangement consideration should be allocated to the separate elements; and

•

require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“BESP”), if neither VSOE nor TPE is available.

The Company adopted the amended standards as of January 1, 2011 on a prospective basis for transactions entered into or materially modified after December 31, 2010.

A portion of the Company’s revenues are generated from the sale of appliances, which are standard server hardware platforms optimized for the Company’s software products. These appliances contain software components such as operating systems that operate together with the hardware platform to provide the essential functionality of the appliance. Based on the amended accounting standards, when sold in a multiple element arrangement that includes software deliverables, the Company’s hardware appliances are considered non-software deliverables and are no longer accounted for under the industry-specific software revenue recognition guidance. When appliance orders are taken, the Company ships the product, invoices the customer and recognizes revenues when title/risk of loss passes to the buyer (typically upon delivery to a common carrier) and the other criteria of revenue recognition are met. The revenue recognized is based upon BESP, as outlined further below.

The Company also enters into multiple element revenue arrangements in which a customer may purchase a combination of software or SaaS subscriptions, appliances, appliance and software upgrades, technical support and professional services.

For transactions entered into prior to the adoption of the amended revenue standards on January 1, 2011, all elements in a multiple element arrangement containing software were treated as a single unit of accounting as the Company did not have adequate support for VSOE of undelivered elements. As a result, the Company deferred revenue on its multiple element arrangements until only the post-contract customer support (database updates and technical support) or other services not essential to the functionality of the software remained undelivered. At that point, the revenues were amortized over the remaining life of the software subscription or estimated delivery term of the services, whichever was longer.

For transactions entered into subsequent to the adoption of the amended revenue recognition standards that are multiple element arrangements, the Company allocates the arrangement fee to the software-related elements and the non-software-related elements based upon the relative selling price of such element. When applying the relative selling price method, the Company determines the selling price for each element using BESP, because VSOE and TPE are not available. The revenues allocated to the software-related elements are recognized based on the industry-specific software revenue recognition guidance that remains unchanged. The revenues allocated to the non-software-related elements are recognized based on the nature of the element provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. The manner in which the Company accounts for multiple element arrangements that contain only software and software-related elements remains unchanged.

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

During the three and nine month periods ended September 30, 2011, the Company recognized $10.3 million and $28.4 million, respectively, in revenues from appliance sales, of which $7.7 million and $19.1 million, respectively, represented the immediate recognition of revenues upon shipment and the remaining $2.6 million and $9.3 million, respectively, represented primarily the ratable recognition of deferred revenue from appliance sales recorded prior to the adoption of the amended revenue recognition rules. Had the Company not adopted the amended revenue recognition rules, the amount of revenues recognized from appliance sales would have been $5.3 million and $14.6 million for the three and nine month periods ended September 30, 2011, respectively. The new accounting guidance for revenue recognition is expected to continue to have a significant effect on total revenues in future periods, although the impact on the timing and pattern of revenues will vary depending on the nature and volume of new or materially modified contracts in any given period.

For the Company’s original equipment manufacturer (“OEM”) contracts, the Company grants its OEM customers the right to incorporate the Company’s products into the OEMs’ products for resale to end users. The OEM customer pays the Company a royalty fee for each resale of a subscription to the Company’s product to an end user over a specified period of time. The Company recognizes revenues associated with the OEM contracts ratably over the contractual period for which the Company is obligated to provide services to the OEM. These services consist of software updates, technical support and database updates to the Company’s Web filtering products.

The Company records distributor marketing payments and channel rebates as an offset to revenues, unless it receives an identifiable benefit in exchange for the consideration and it can estimate the fair value of the benefit received. The Company recognizes distributor marketing payments as an offset to revenues in the period the marketing service is provided and it recognizes channel rebates as an offset to revenues on a straight-line basis over the term of the corresponding subscription agreement.

Functional Currency Designations

As of December 31, 2010, the Company’s international subsidiaries used the U.S. dollar as their functional currencies. In connection with the completion of a global restructuring of the Company’s international distribution operations during 2010 that became effective at the beginning of 2011, the Company reassessed the functional currency designation of each of its subsidiaries and determined that a change in functional currency from the U.S. dollar to the respective local currency for certain of its subsidiaries was appropriate as the primary economic environment in which these entities operate changed as a result of the restructuring. The change in functional currency designation was made prospectively effective as of the beginning of fiscal year 2011 and the adjustment from translating these subsidiaries’ financial statements from the respective local currency to the U.S. dollar was recorded as a separate component of accumulated other comprehensive loss. Foreign currency translation adjustments generally reflect the translation of the balance sheet at period end exchange rates and the income statement at an average exchange rate in effect during the respective period. Upon the change in functional currency, the Company recorded a cumulative translation loss adjustment of approximately $1.4 million, which is included in the consolidated balance sheets.

2. Net Income Per Share

Basic net income per share (“EPS”) is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive stock options, dilutive restricted stock units and dilutive employee stock purchase plan grants. Dilutive stock options, dilutive restricted stock units and dilutive employee stock purchase plan grants are calculated based on the average share price for each fiscal period using the treasury stock method. If, however, the Company reports a net loss, diluted EPS is computed in the same manner as basic EPS.

Potentially dilutive securities totaling approximately 4,260,000 and 6,188,000 weighted average shares for the three months ended September 30, 2011 and 2010, respectively, and approximately 3,656,000 and 5,618,000 weighted average shares for the nine months ended September 30, 2011 and 2010, respectively, were excluded from the diluted EPS calculation because of their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
September 30, 2011:
Basic EPS	$8,118	39,575	$0.21
Effect of dilutive securities	—	853	(0.01)

Diluted EPS	$8,118	40,428	$0.20

September 30, 2010:
Basic EPS	$5,781	42,200	$0.14
Effect of dilutive securities	—	707	(0.01)

Diluted EPS	$5,781	42,907	$0.13

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Nine Months Ended:
September 30, 2011:
Basic EPS	$20,619	40,081	$0.51
Effect of dilutive securities	—	1,192	(0.01)

Diluted EPS	$20,619	41,273	$0.50

September 30, 2010:
Basic EPS	$9,736	42,622	$0.23
Effect of dilutive securities	—	991	(0.01)

Diluted EPS	$9,736	43,613	$0.22

3. Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	00000	00000	00000	00000
	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income	$8,118	$5,781	$20,619	$9,736
Net change in unrealized gain on derivative contracts, net of tax (benefit)/expense of ($655), $80, ($1,128) and $255, respectively	(983)	152	(1,693)	393
Translation adjustment	(1,122)	—	(2,811)	—

Comprehensive income	$6,013	$5,933	$16,115	$10,129

The accumulated unrealized derivative gains (losses), net of tax, on the Company’s derivative contracts included in “Accumulated other comprehensive loss” were as follows (in thousands):

	00000	00000	00000	00000
	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Beginning balance	$118	$(128)	$828	$(369)
Net change during the period	(983)	152	(1,693)	393

Ending balance	$(865)	$24	$(865)	$24

The translation adjustments included in “Accumulated other comprehensive loss” were as follows (in thousands):

	00000	00000	00000	00000
	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Beginning balance	$(3,314)	$(1,625)	$(1,625)	$(1,625)
Net change during the period	(1,122)	—	(2,811)	—

Ending balance	$(4,436)	$(1,625)	$(4,436)	$(1,625)

4. Intangible Assets

Intangible assets subject to amortization consisted of the following as of September 30, 2011 (in thousands):

	Remaining Weighted Average Life (in years)	Cost	Accumulated Amortization	Net
Technology	3.2	$16,469	$(11,822)	$4,647
Customer relationships	4.8	126,200	(100,556)	25,644
Trade name	0.3	510	(485)	25

Total	4.6	$143,179	$(112,863)	$30,316

As of September 30, 2011, remaining amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2011	$3,874
2012	8,477
2013	5,725
2014	4,693
2015	3,867
Thereafter	3,680

Total expected amortization expense	$30,316

5. Credit Facility

In October 2007, the Company entered into an amended and restated senior credit agreement, which was subsequently amended in December 2007, June 2008 and February 2010 (the “2007 Credit Agreement”). The $225 million senior credit facility consisted of a five year $210 million senior secured term loan and a $15 million revolving credit facility. In October 2010, the Company entered into a new credit agreement (the “2010 Credit Agreement”) and used the proceeds to repay the term loan under the 2007 Credit Agreement and retired the 2007 Credit Agreement. The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and $5 million sublimit for swing line loans. The Company will borrow and make repayments under the revolving credit facility depending on its liquidity position. During the first nine months of 2011, the Company borrowed $87 million and made repayments of $81 million under its revolving credit facility. The Company may increase the maximum aggregate commitment under the 2010 Credit Agreement up to $200 million if certain conditions are satisfied, including that it is not in default under the 2010 Credit Agreement at the time of the increase and that it obtains the commitment of the lenders participating in the increase. Loans under the 2010 Credit Agreement are designated at the Company’s election as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the Eurodollar rate plus 1.00% and (c) Bank of America’s prime rate, plus (ii) a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate plus (ii) a margin set forth below. As of September 30, 2011, the Company’s weighted average interest rate was 1.98%.

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

The secured revolving credit facility under the 2010 Credit Agreement is included in the line item “Secured loan” on our consolidated balance sheets. As of September 30, 2011, future remaining minimum principal payments under the secured loan will be due in October 2015 when the revolving credit facility matures.

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

The following table presents the values of balance sheet accounts measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Cash equivalents - money market funds	$1,558	$—	$—	$1,558
Foreign currency forward contracts not designated as hedges	—	623	—	623
Liabilities:
Interest rate swap	—	(1,443)	—	(1,443)
Foreign currency forward contracts not designated as hedges	—	(514)	—	(514)

(1) –	quoted prices in active markets for identical assets or liabilities
(2) –	observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) –	no observable pricing inputs in the market

Included in other assets and liabilities are derivative contracts, comprised of an interest rate swap contract and foreign currency forward contracts that are valued using models based on readily observable market parameters for all substantial terms of the Company’s derivative contracts and thus are classified within Level 2.

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

In connection with the 2010 Credit Agreement, the Company entered into an interest rate swap agreement to pay a fixed rate of interest (1.778% per annum) and receive a floating rate interest payment (based on the three-month LIBOR) on a principal amount of $50 million. The $50 million swap agreement becomes effective on December 30, 2011 and expires on October 29, 2015. The interest rate swap was designated as a cash flow hedge. Under hedge accounting, the effective portion of the derivative fair value gains or losses is deferred in accumulated other comprehensive loss.

        During the nine months ended September 30, 2011 and 2010, the Company utilized Euro, British Pound and Australian Dollar foreign currency forward contracts to hedge anticipated foreign currency denominated net monetary assets. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. The gains related to the contracts designated as fair value hedges are included in other income (expense), net, in the accompanying consolidated statements of income and amounted to approximately $155,000 and $(766,000) for the three months ended September 30, 2011 and 2010, respectively, and $166,000 and $405,000 for the nine months ended September 30, 2011 and 2010, respectively. All of the fair value hedging contracts in place as of September 30, 2011 are scheduled to be settled before January 2012.

Notional and fair values of the Company’s foreign currency hedging positions at September 30, 2011 and December 31, 2010 are presented in the table below (in thousands):

	September 30, 2011			December 31, 2010
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro (net sold)	7,250	$10,264	$9,735	8,550	$11,405	$11,449
British Pound (net sold)	—	—	—	1,250	1,938	1,958
Australian Dollar (net purchased)	6,243	6,428	5,945	—	—	—

The effects of derivative instruments on the Company’s financial statements were as follows as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 (in thousands). There was no ineffective portion nor was any amount excluded from effectiveness testing during any of the periods presented below.

		Fair Value of Derivative Instruments
	Balance Sheet Location	September 30, 2011	December 31, 2010
Interest rate contracts designated as cash flow hedges	(Other accrued expenses)/ other assets	$(265)	$1,379
	(Other long term liabilities)	(1,178)	—
Currency contracts not designated as hedges	Other assets / (other accrued expenses)	623	(64)
	(Other accrued expenses)	(514)	—

Total derivatives		$(1,334)	$1,315

Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)			Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,
	2011	2010		2011	2010
Interest rate contracts	$(983)	$73	Interest expense	$—	$(121)
Currency contracts	—	79	R&D	—	(18)

Total	$(983)	$152		$—	$(139)

	Location and Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,
Derivatives Not Designated as Hedges		2011	2010
Currency forward contracts	Other income (expense), net	$155	$(766)

Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)			Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Nine Months Ended September 30,		Derivatives in Cash Flow Hedging Relationships	Nine Months Ended September 30,
	2011	2010		2011	2010
Interest rate contracts	$(1,693)	$369	Interest expense	$—	$(625)
Currency contracts	—	24	R&D	—	(33)

Total	$(1,693)	$393		$—	$(658)

	Location and Amount of Gain (Loss) Recognized in Income on Derivatives
		Nine Months Ended September 30,
Derivatives Not Designated as Hedges		2011	2010
Currency forward contracts	Other income, net	$166	$405

Fair Value Measurements on a Nonrecurring Basis

During the nine months ended September 30, 2011, the Company did not re-measure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (e.g., goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination). As of September 30, 2011, the Company’s secured loan, with a carrying value of $73.0 million, had an estimated fair value of $73.1 million which the Company determined using a discounted cash flow model with a discount rate of 2.0% which represents the Company’s estimated incremental borrowing rate.

7. Stockholders’ Equity

Share-Based Compensation

Employee Stock Plans

The following table summarizes the Company’s restricted stock unit activity since December 31, 2010:

	Number of Shares	Weighted Average Fair Value
Balance at December 31, 2010	1,348,147	$17.03
Granted	962,277	21.30
Released	(450,438)	21.32
Canceled	(281,073)	17.58

Balance at September 30, 2011	1,578,913	19.60

The following table summarizes the Company’s stock option activity since December 31, 2010:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2010	7,880,754	$22.39
Granted	66,000	23.99
Exercised	(839,813)	17.22
Canceled	(314,178)	21.41

Balance at September 30, 2011	6,792,763	23.09

The results of operations for the three and nine months ended September 30, 2011 and 2010 include share-based compensation expense in the following expense categories of the consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Share-based compensation in:
Cost of revenues	$276	$294	$829	$990

Total share-based compensation in cost of revenues	276	294	829	990
Selling and marketing	1,333	1,569	4,311	5,449
Research and development	961	1,126	2,887	4,135
General and administrative	1,710	1,794	6,406	6,922

Total share-based compensation in operating expenses	4,004	4,489	13,604	16,506

Total share-based compensation	$4,280	$4,783	$14,433	$17,496

The Company used the following assumptions to estimate the fair value of the stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average expected life (years)	3.4	3.4	3.4	3.4
Average expected volatility factor	42.6%	42.6%	42.1%	42.4%
Average risk-free interest rate	0.5%	0.9%	1.1%	1.4%
Average expected dividend yield	—	—	—	—

Treasury Stock

The Company repurchased shares of its common stock under its stock repurchase program during the first nine months of 2011 as follows:

	Number of Shares	Average Price Per Share
Shares repurchased through December 31, 2010	15,624,519	$19.83
Shares repurchased during the nine months ended September 30, 2011	3,400,011	22.05

Total shares repurchased through September 30, 2011	19,024,530	20.23

The remaining number of shares authorized for repurchase under the Company’s program as of September 30, 2011 was 4,975,470 shares. The 2010 Credit Agreement permits the Company to repurchase its securities so long as it is not in default under the 2010 Credit Agreement, has complied with all of its financial covenants, and has available cash and cash equivalents (including availability under the secured revolving loan) of at least $20 million; provided, however, if, after giving effect to any repurchase, the Company’s leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10 million in the aggregate in any fiscal year.

8. Tax Matters

For the three months ended September 30, 2011 the Company recognized an income tax expense of $5.4 million which represents an effective tax rate of 40.1%. For the nine months ended September 30, 2011 the Company recognized an income tax expense of $10.8 million which represents an effective tax rate of 34.3%. The effective tax rate variance from the U.S. federal statutory rate for the three months ended September 30, 2011 is primarily related to the unfavorable impact of foreign withholding taxes, non-deductible share-based payments and increased earnings in higher tax rate jurisdictions. The effective tax rate variance from the U.S. federal statutory rate for the nine months ended September 30, 2011 is primarily related to the unfavorable impacts noted above, offset by a nonrecurring net discrete tax benefit of $2.8 million related primarily to our global distribution restructuring which was completed during 2010 and became effective at the beginning of 2011. This $2.8 million net tax benefit primarily relates to the nonrecurring tax effect from the transfer of customer relationship intangible assets and the related deferred tax liabilities from a higher tax rate jurisdiction to a lower tax rate jurisdiction. The entire net tax benefit of $2.8 million was reflected in the first quarter of 2011 upon completion of our global distribution restructuring and is not expected to recur.

The Company and its subsidiaries file tax returns which are routinely examined by tax authorities in the U.S. and in various state and foreign jurisdictions. The Company is currently under examination by the respective tax authorities for tax years 2005 to 2009 in the United States, for 2005 to 2008 in the United Kingdom and for 2006 to 2010 in Israel. The Company has various other on-going audits in various stages of completion. In general, the tax years 2005 through 2010 could be subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions, tax years 2005 through 2010 could be subject to examination by the respective tax authorities.

During the first quarter of 2010, the Company was informed by the U.S. Internal Revenue Service (the “IRS”) that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued the Company a 30-day letter which outlined all of their proposed audit adjustments and required the Company to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and its Irish subsidiary, including the amount of cost sharing buy-in, as well as to the Company’s claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in the Company’s cost sharing arrangement could have on the Company’s effective tax rate. The Company disagrees with all of the proposed adjustments and has submitted a formal protest to the IRS for each matter. The IRS assigned the Company’s case to an IRS Appeals Officer and the appeals process commenced during the second quarter of 2011. In the third quarter of 2011, the IRS withdrew the proposed adjustment relating to equity compensation of $1.7 million resulting in no additional tax liability. This reduces the amount of the additional tax proposed by the IRS for the tax years ended December 31, 2005 through December 31, 2007 to approximately $17.3 million. The Company intends to continue to defend its position on the remaining matters at the IRS Appeals Office, including through litigation if required. The timing of the ultimate resolution of these matters cannot be reasonably estimated at this time, however, the Company expects the appeals process to continue throughout the remainder of 2011.

9. Litigation

On July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that the Company’s making, using, importing, selling and/or offering for sale Websense Web Filter, Websense Web Security and Websense Web Security Gateway infringes U.S. Patent No. 6,092,194 (“194 Patent”). Finjan, Inc. seeks an injunction from further infringement of the 194 Patent and damages. The court has set a date of January 30, 2012 for a hearing on the construction of the claims in the 194 Patent. The Company denies infringing any valid claims of the 194 Patent and intends to vigorously defend the lawsuit.

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

Overview

We are a global provider of unified Web, data and email content security solutions designed to protect data and users from modern cyber-threats, information leaks, legal liability and productivity loss. We provide our solutions to our customers as software installed on standard server hardware, as software pre-installed on optimized appliances, as a cloud-based service (software-as-a-service or “SaaS”) offering, or in a hybrid appliance/SaaS configuration. Our products and services are sold worldwide to public sector entities, enterprise customers, small and medium sized businesses (“SMBs”), and Internet service providers through a network of value-added resellers and original equipment manufacturer (“OEM”) arrangements. Our portfolio of Web security, data security and email content security solutions allows organizations to:

•

prevent access to undesirable and dangerous elements on the Web, such as Web sites that contain inappropriate content or Web sites that download viruses, spyware, keyloggers, hacking tools and an ever-increasing variety of malicious code, including Web 2.0 sites with user-generated content;

•	protect against spam, inappropriate content and malware embedded in user-generated content on Web 2.0 sites;

•	prevent unauthorized use and leaks of sensitive data, such as customer or employee information;

•	identify and remove malware from incoming Web content;

•	filter spam from incoming email;

•	filter viruses and other malicious attachments from email and instant messages;

•	manage the use of non-Web Internet traffic, such as peer-to-peer communications and instant messaging;

•	control misuse of valuable computing resources, including unauthorized downloading of high-bandwidth content; and

•	protect against data loss by identifying and categorizing sensitive or confidential data, monitor the movement of data throughout the network and enforce pre-determined usage and movement policies.

Since we commenced operations in 1994, Websense has evolved from a reseller of computer security products to a leading developer and provider of information technology (“IT”) security software solutions. Our first Web filtering software product was released in 1996 and prevented access to inappropriate Web content. Since then, we have focused on adapting our Web filtering and content classification capabilities to address changing Internet use patterns, including the rise of Web-based social and business applications and the growing incidence of Web-based criminal activity.

During the three and nine months ended September 30, 2011, we derived 50% of our revenues from international sales, as compared to 50% and 51% during the three and nine months ended September 30, 2010, respectively. The United Kingdom comprised approximately 11% of our total revenues in the three and nine months ended September 30, 2011 compared to 12% and 13% in the three and nine months ended September 30, 2010, respectively. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

We utilize a multi-tiered distribution strategy globally to sell our products through distributors and value-added resellers. Sales through indirect channels currently account for more than 90% of our revenues. We also have several arrangements with OEMs that grant the OEM customers the right to incorporate our products into the OEM customers’ products for resale to end users.

We sell subscriptions to our software and SaaS products, generally in 12, 24 or 36 month contract durations, based on the number of seats or devices managed. As described elsewhere in this report, we recognize revenues from subscriptions to our software and SaaS products on a daily straight-line basis commencing on the day the term of the subscription begins, over the term of the subscription agreement. We recognize revenues associated with OEM contracts ratably over the contractual period for which we are obligated to provide our services. We generally recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription agreement and are fully expensed in the period the product and/or software activation key is delivered. Our operating expenses, including cost of revenues, in the first nine months of 2011 increased compared to the first nine months of 2010, primarily due to increased cost of revenues from the immediate recognition of appliance cost of sales as a result of the adoption of the new revenue recognition accounting standards and our increased headcount, partially offset by a reduction in the amortization of acquired intangible assets of $8.1 million.

Billings represent the amount of subscription contracts, OEM royalties and appliance sales billed to customers during the applicable period. Our primarily subscription-based business model operates such that subscription billings are recorded initially to our balance sheet as deferred revenue and then recognized to our income statement as revenue ratably over the subscription term or, in the case of OEM arrangements, over the contractual obligation period. Our billings are not a numerical measure that can be calculated in accordance with United States generally accepted accounting principles (“GAAP”). We provide this measurement (net of distributor marketing payments, channel rebates and adjustments to the allowance for doubtful accounts) in reporting financial performance because this measurement provides a consistent basis for understanding our sales activities each period. We believe the billings measurement is useful because the GAAP measurements of revenue and deferred revenue in the current period include subscription contracts commenced in prior periods.

Billings to end-user customers increased 15% year-over-year from $73.0 million in the third quarter of 2010 to $83.8 million in the third quarter of 2011. Billings from OEM arrangements declined from $4.4 million in the third quarter of 2010 to $0.5 million in the third quarter of 2011. Our total billings, including our OEM business, grew 9% from $77.4 million during the third quarter of 2010 to $84.3 million during the third quarter of 2011. Billings from our TRITON™ solution products accounted for 54% of total billings in the third quarter of 2011 and grew 50% year-over-year from $30.1 million in the third quarter of 2010 to $45.2 million in the third quarter of 2011, whereas billings from our non-TRITON solution products declined from $42.9 million in the third quarter of 2010 to $38.6 million in the third quarter of 2011. Our TRITON solutions include our TRITON family of security gateways for web, email and data security (including appliances), our standalone data security suite and our cloud-based security solutions. Our non-TRITON solutions include our Web filtering products, such as our Web security suite, on-premises e-mail security and related hardware. Our appliance billings increased from $5.2 million in the third quarter of 2010 to $8.0 million in the third quarter of 2011. Billings from incremental sales, which includes product purchases by new customers and the purchase of additional products or upgrades by existing customers, increased from $22.2 million in the third quarter of 2010 to $23.8 million in the third quarter of 2011, which increase was driven by increased sales of our TRITON solution products. Our international billings to end-user customers represented $37.0 million or 44% of our total billings for the third quarter of 2011 compared to $35.2 million or 48% of total billings for the third quarter of 2010. The decrease in the percentage of total billings represented by international billings to end-user customers from the third quarter of 2010 to the third quarter of 2011 was primarily due to strong billings performance in the U.S. in the third quarter of 2011 compared to slower billings growth in continental Europe. The average annual value of each subscription sold during the third quarter of 2011 was $10,700 compared to $8,700 during the third quarter of 2010, reflecting increased sales of our TRITON advanced security solutions, including Web Security Gateway and email and data security products to larger enterprise customers. Our average contract duration increased from 21.8 months for the third quarter of 2010 to 23.1 months for the third quarter of 2011, with approximately 51% of our billings in 12 month contracts, 8% in 24 month contracts and 41% in contracts with durations of 36 months or more. We expect our billings to grow for the remainder of 2011 relative to 2010 billings. Our billings depend in part on the number of subscriptions up for renewal each quarter and are affected by seasonal variations, with the fourth quarter generally being our strongest quarter in billings, and the first quarter generally being our lowest quarter for billings each fiscal year. As a trend, the percentage of billings from subscriptions to our TRITON advanced security products, including those pre-installed on appliances, is increasing, and the percentage of billings from our pure Web filtering products is declining.

During 2010, we completed a global restructuring of our international distribution operations, which we anticipate will reduce the complexity and compliance risks associated with our global distribution activities. We expect that the restructuring will also reduce our GAAP effective tax rate relative to the GAAP effective tax rate that would have applied absent the restructuring because we expect to reduce our taxable income in certain foreign jurisdictions and expect to increase our taxable income in a foreign jurisdiction with a lower tax rate where we streamlined and consolidated the ownership of our intellectual property and distribution rights. The restructuring did not materially impact our U.S. business operations or the relative amount of taxable income in the U.S. versus outside the U.S. While we anticipate that our GAAP effective tax rate will be lower than it would have been without the restructuring, we cannot predict whether the GAAP effective tax rate in any particular period will be less than the GAAP effective tax rate in the immediately preceding prior period or in the comparable period of the prior fiscal year. The actual impact of the restructuring on our GAAP effective tax rate is highly dependent on our future results of operations.

In October 2007, the Company entered into an amended and restated senior credit agreement, which was subsequently amended in December 2007, June 2008 and February 2010 (the “2007 Credit Agreement”). This $225 million senior credit facility consisted of a five year $210 million senior secured term loan and a $15 million revolving credit facility (the “2007 Credit Facility”). In October 2010, the Company entered into a new credit agreement (the “2010 Credit Agreement”) and used the proceeds to repay the term loan under the 2007 Credit Agreement and retired the 2007 Credit Facility. The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and $5 million sublimit for swing line loans (the “2010 Credit Facility”). See “Liquidity and Capital Resources” for further discussion of the terms of the 2010 Credit Agreement.

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

        Revenue Recognition. The majority of our revenues are derived from software and SaaS products sold on a subscription basis. A subscription is generally 12, 24 or 36 months in duration and for a fixed number of seats. We recognize revenues for the software and SaaS subscriptions, including any related technical support and professional services, on a daily straight-line basis, commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver software access codes to customers and then promptly invoice customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of invoicing.

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

A portion of our revenues are generated from the sale of appliances, which are standard server hardware platforms optimized for our software products. These appliances contain software components such as operating systems that operate together with the hardware platform to provide the essential functionality of the appliance. Based on the amended accounting standards, when sold in a multiple element arrangement that includes software deliverables, our hardware appliances are considered non-software deliverables and are no longer accounted for under the industry-specific software revenue recognition guidance. When appliance orders are taken, we ship the product, invoice the customer and recognize revenues when title/risk of loss passes to the buyer (typically upon delivery to a common carrier) and the other criteria of revenue recognition are met. The revenues recognized are based upon BESP, as outlined further below.

We also enter into multiple element revenue arrangements in which a customer may purchase a combination of software or SaaS subscriptions, appliances, appliance and software upgrades, technical support and professional services.

For transactions entered into prior to the adoption of the amended revenue standards on January 1, 2011, all elements in a multiple element arrangement containing software were treated as a single unit of accounting as we did not have adequate support for VSOE of undelivered elements. As a result, we deferred revenue on our multiple element arrangements until only the post-contract customer support (database updates and technical support) or other services not essential to the functionality of the software remained undelivered. At that point, the revenue was amortized over the remaining life of the software subscription or estimated delivery term of the services, whichever was longer.

For transactions entered into subsequent to the adoption of the amended revenue recognition standards that are multiple element arrangements, we allocate the arrangement fee to the software-related elements and the non-software-related elements based upon the relative selling price of such element. When applying the relative selling price method, we determine the selling price for each element using BESP, because VSOE and TPE are not available. The revenues allocated to the software-related elements are recognized based on the industry-specific software revenue recognition guidance that remains unchanged. The revenues allocated to the non-software-related elements are recognized based on the nature of the element provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. The manner in which we account for multiple element arrangements that contain only software and software-related elements remains unchanged.

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

During the three and nine months ended September 30, 2011, we recognized $10.3 million and $28.4 million, respectively, in revenues from appliance sales, of which $7.7 million and $19.1 million, respectively, represented the immediate recognition of revenue upon shipment and the remaining $2.6 million and $9.3 million, respectively, represented primarily the ratable recognition of deferred revenue from appliance sales recorded prior to the adoption of the amended revenue recognition rules. We expect to recognize revenues throughout the remainder of 2011 of $2.1 million from appliance sales made prior to 2011 that are recorded in deferred revenue as of September 30, 2011. Had we not adopted the amended revenue recognition rules, the amount of revenues recognized from appliance sales would have been $5.3 million and $14.6 million for the three and nine months ended September 30, 2011, respectively. The new accounting guidance for revenue recognition is expected to continue to have a significant effect on total revenues in future periods, although the impact on the timing and pattern of revenues will vary depending on the nature and volume of new or materially modified contracts in any given period.

For our OEM contracts, we grant our OEM customers the right to incorporate our products into the OEMs’ products for resale to end users. The OEM customer pays us a royalty fee for each resale of our product to an end user over a specified period of time. We recognize revenues associated with the OEM contracts ratably over the contractual period for which we are obligated to provide our services to the OEM. The time period over which we recognize revenue associated with OEM contracts is determined by the contractual obligation period and will vary for each OEM depending on the information available, such as underlying end-user subscription periods. To the extent we provide any custom software and engineering services in connection with an OEM arrangement we defer recognition of all revenue until acceptance of the custom software.

We record distributor marketing payments and channel rebates as an offset to revenues, unless we receive an identifiable benefit in exchange for the consideration and we can estimate the fair value of the benefit received. We recognize distributor marketing payments as an offset to revenues in the period the marketing service is provided and we recognize channel rebates as an offset to revenues generally on a straight-line basis over the term of the underlying subscription sale.

Acquisitions, Goodwill and Other Intangible Assets. We account for acquired businesses using the acquisition method of accounting in accordance with GAAP accounting rules for business combinations which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. The fair value of intangible assets, including acquired technology and customer relationships, is based on significant judgments made by management. The valuations and useful life assumptions are based on information available near the acquisition date and are based on expectations and assumptions that are considered reasonable by management. In our assessment of the fair value of identifiable intangible assets acquired in the PortAuthority and SurfControl acquisitions, management used valuation techniques and made various assumptions. Our analysis and financial projections were based on management’s prospective operating plans and the historical performance of the acquired businesses. We engaged third-party valuation firms to assist management in the following:

•	developing an understanding of the economic and competitive environment for the industry in which we and the acquired companies participate;

•	identifying the intangible assets acquired;

•	reviewing the acquisition agreements and other relevant documents made available;

•

interviewing our employees, including the employees of the acquired companies, regarding the history and nature of the acquisition, historical and expected financial performance, product lifecycles and roadmaps, and other factors deemed relevant to the valuation;

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

We review goodwill that has an indefinite useful life for impairment at least annually in our fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. We amortize the cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. We review intangible assets that have finite useful lives when an event occurs indicating the potential for impairment. We review for impairment by facts or circumstances, either external or internal, indicating that we may not recover the carrying value of the asset. We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. We measure fair value generally based on the estimated future cash flows generated by the asset. Our analysis is based on available information and on assumptions and projections that we consider to be reasonable and supportable. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

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

At September 30, 2011, there was $39.8 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of approximately 2.0 years.

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

Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes and other relevant factors.

We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which require periodic adjustments and which may not accurately anticipate actual outcomes.

During the first quarter of 2010, we were informed by the U.S. Internal Revenue Service (“IRS”) that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter which outlined all of their proposed audit adjustments and required us to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. We disagree with all of the proposed adjustments and have submitted a formal protest to the IRS for each matter. The IRS assigned our case to an IRS Appeals Officer and the appeals process commenced during the second quarter of 2011. In the third quarter of 2011, the IRS withdrew the proposed adjustment relating to equity compensation of $1.7 million resulting in no additional tax liability. This reduces the amount of the additional tax proposed by the IRS for the tax years ended December 31, 2005 through December 31, 2007 to approximately $17.3 million. We intend to continue to defend our position on the remaining matters at the IRS Appeals Office, including through litigation if required. The timing of the ultimate resolution of these remaining matters cannot be reasonably estimated at this time, however, we expect the appeals process to continue throughout the remainder of 2011.

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

Results of Operations

Three months ended September 30, 2011 compared with the three months ended September 30, 2010

The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Three Months Ended September 30,
	2011	2010
Revenues:
Software and service	89%	96%
Appliance	11	4

Total revenues	100	100
Cost of revenues:
Software and service	11	13
Appliance	5	3

Total cost of revenues	16	16

Gross profit	84	84
Operating expenses:
Selling and marketing	42	43
Research and development	16	15
General and administrative	11	11

Total operating expenses	69	69

Income from operations	15	15
Interest expense	0	(1)
Other income (expense), net	0	0

Income before income taxes	15	14
Provision for income taxes	6	7

Net income	9%	7%

Revenues

Software and service revenues. Software and service revenues increased to $81.8 million in the third quarter of 2011 from $81.2 million in the third quarter of 2010. The increase was primarily a result of increased incremental sales to new customers and upgrades to existing customers, as well as higher OEM revenues in the third quarter of 2011 as compared to the third quarter of 2010. Software and service revenues generated in the United States accounted for $40.6 million or 44.2% of third quarter 2011 revenues compared to $40.2 million or 47.5% of revenues in the third quarter of 2010. Software and service revenues generated internationally accounted for $41.2 million or 44.8% of third quarter 2011 revenues compared to $41.0 million or 48.5% in the third quarter of 2010. We had current deferred revenue relating to software and service revenues of $231.6 million as of September 30, 2011, compared to $224.9 million as of September 30, 2010. Of the $231.6 million in current deferred revenue as of September 30, 2011, $79.2 million is expected to be recognized as revenue in the fourth quarter of 2011. We expect our software and service revenues in the fourth quarter to exceed our revenues in the fourth quarter of 2010 due to the amount of current deferred revenue that will be recognized as revenue, subscriptions that are scheduled for renewal that are expected to be renewed and upgraded, and expected new business for which some revenues will be recognized during the fourth quarter. We expect our software and service revenues to decrease as a percentage of total revenues as appliance revenues increase at a faster rate than software and service revenues increase. Our software and service revenues in 2011 are impacted by the duration of contracts for renewal and new subscriptions, the timing of sales of renewal and new subscriptions, the average annual contract value and per seat price, the volume of OEM revenue activity and the effect of currency exchange rates on new and renewal subscriptions in international markets.

Appliance revenues. Appliance revenues increased to $10.3 million in the third quarter of 2011 from $3.6 million in the third quarter of 2010. The increase was primarily a result of increased appliance sales in the third quarter of 2011 and our adoption of new revenue recognition rules (as more fully described in Note 1 to the Consolidated Financial Statements) starting January 1, 2011 under which revenues from sales of appliances are now generally recognized when sold. Accordingly, $2.6 million of the revenue recognized in the third quarter of 2011 represented primarily the ratable recognition of deferred revenue for appliance sales recorded prior to the adoption of the amended revenue recognition rules and the remaining $7.7 million represented revenues from sales of appliances sold in the third quarter of 2011. As of September 30, 2011, we had $11.6 million of remaining deferred revenue primarily for sales recorded prior to the adoption of the amended revenue recognition rules. Appliance revenues generated in the United States accounted for $5.6 million or 6.0% of third quarter 2011 revenues compared to $2.0 million or 2.3% of revenues in the third quarter of 2010. Appliance revenues generated internationally accounted for $4.7 million or 5.0% of third quarter 2011 revenues compared to $1.6 million or 1.8% in the third quarter of 2010. For the remainder of 2011, we expect our appliance revenues to increase in both absolute dollars and as a percentage of total revenues over 2010 revenue levels primarily as a result of the adoption of the new revenue recognition rules as of January 1, 2011 and expected increase in sales of our appliances.

Cost of Revenues

Software and service cost of revenues. Software and service cost of revenues consists of the costs of Web content review, amortization of acquired technology, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our hosted security services. Software and service cost of revenues decreased to $10.2 million in the third quarter of 2011 from $11.4 million in the third quarter of 2010. The $1.2 million decrease was primarily due to decreased amortization of acquired technology of $1.5 million and partially offset by increased personnel costs. The decrease in amortization of acquired technology from the third quarter of 2010 to the third quarter of 2011 was primarily due to certain acquired technology being fully amortized in 2010. As of September 30, 2011, the remaining acquired technology is being amortized over a remaining weighted average period of 3.2 years. We expect to incur $0.7 million in amortization expense of acquired technology during the remainder of 2011 and that full year 2011 levels will be lower than 2010 levels by approximately $5.9 million. Our full-time employee headcount in cost of revenues departments increased slightly from an average of 260 employees during the third quarter of 2010 to an average of 263 employees during the third quarter of 2011. We allocate the costs for human resources, employee benefits, payroll taxes, IT, facilities and fixed asset depreciation to each of our functional areas based on headcount data. As a percentage of total revenues, software and service cost of revenues decreased to 11% from 13% during the third quarter of 2011 compared to 2010. We expect software and service cost of total revenues will decrease in absolute dollars and as a percentage of revenues in 2011 as compared to 2010 primarily due to the expected increase in revenues and decreased amortization of acquired technology.

Appliance cost of revenues. Appliance cost of revenues consists of the costs associated with the sale of our appliance products. Appliance cost of revenues increased to $4.7 million in the third quarter of 2011 from $2.2 million in the third quarter of 2010. As described in the Appliance revenues section above, the $2.5 million increase was primarily due to our adoption of new revenue recognition rules under which the related costs are generally recognized when the appliances are sold. In appliance cost of revenues, we also recognized $1.1 million of the ratable cost of appliances sold prior to 2011 that were recognized in revenues in the third quarter of 2011. As a percentage of total revenues, appliance cost of revenues increased to 5% from 3% during the third quarter of 2011 compared to 2010. We expect appliance cost of revenues will increase in absolute dollars and as a percentage of total revenues in 2011 as compared to 2010 primarily due to the adoption of the new revenue recognition rules in 2011 under which the related costs are generally recognized when the appliances are sold as well as due to increased sales of our appliance products.

Gross Profit

Gross profit increased to $77.2 million in the third quarter of 2011 from $71.2 million in the third quarter of 2010 primarily as a result of increased revenues. As a percentage of total revenues, our gross profit was 84% in both the third quarter of 2011 and in the third quarter of 2010. We expect that gross profit as a percentage of total revenues will remain in excess of 80% for the remainder of 2011.

Operating Expenses

        Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships, and other allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates as those are recorded as an offset to revenue. Selling and marketing expenses were $38.4 million, or 42% of revenues, in the third quarter of 2011, compared to $36.4 million, or 43% of revenues, in the third quarter of 2010. The $2.0 million increase in total selling and marketing expenses was primarily due to our increased personnel costs of $2.6 million and increased allocated costs of $0.6 million, partially offset by a reduction in the amortization of acquired intangibles (customer relationships) of approximately $1.2 million. Our headcount in sales and marketing increased from an average of 573 employees during the third quarter of 2010 to an average of 616 employees for the third quarter of 2011. As of September 30, 2011, the acquired customer relationships intangible assets are being amortized over a remaining weighted average period of approximately 4.8 years. We expect overall selling and marketing expenses to increase in absolute dollars for the remainder of 2011 as compared to 2010, with the reduction of amortization of acquired intangibles from the SurfControl acquisition due to the accelerated nature of the amortization being offset by additional sales and marketing personnel supporting our expanding selling and marketing efforts worldwide and increased sales resulting in higher overall sales commission expenses. If our sales exceed expectations, our sales commission expenses would also exceed our expectations and result in higher than expected selling and marketing expenses in 2011, while revenues from the higher sales of software and services would be recognized in future periods. We also expect that selling and marketing expenses as a percentage of revenues will decrease in 2011 compared to 2010 due to the expected increase in revenues. Based on the existing sales and marketing related intangible assets as of September 30, 2011, we expect amortization of sales and marketing related acquired intangibles of $3.2 million for the fourth quarter of 2011, which would be a reduction of approximately $1.2 million from 2010.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $15.1 million, or 16% of revenues, in the third quarter of 2011 from $13.2 million, or 15% of revenues, in the third quarter of 2010. The increase of $1.9 million in research and development expenses was primarily due to increased personnel costs. Our headcount increased in research and development from an average of 456 employees for the third quarter of 2010 to an average of 495 employees for the third quarter of 2011. We expect research and development expenses to increase in absolute dollars in the fourth quarter of 2011 as compared to the fourth quarter of 2010 due to an expanded base of product offerings and increased headcount compared to 2010 to support our continued enhancements and new products. We are managing the increase in our absolute research and development expenses by operating research and development facilities in multiple international locations, including facilities in Beijing, China and Ra’anana, Israel, that have lower costs than our operations in the United States. We also have research and development facilities in Los Gatos and San Diego, California and Reading, England. While we expect research and development expenses to increase in absolute dollars for the remainder of 2011, we expect that research and development expenses as a percentage of revenues will remain relatively flat in 2011 compared to 2010 due to the expected increase in revenues.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and administrative personnel, third-party professional service fees and allocated costs. General and administrative expenses increased to $10.0 million, or 11% of revenues, in the third quarter of 2011 from $9.2 million, or 11% of revenues, in the third quarter of 2010. The $0.8 million increase in general and administrative expenses was primarily due to increased personnel costs and an increase in third-party professional service fees which was largely related to the global restructuring of our international distribution operations. Our headcount in general and administrative departments decreased slightly from an average of 122 employees during the third quarter of 2010 to an average of 121 employees for the third quarter of 2011 relative to 2010. We expect general and administrative expenses to increase in absolute dollars primarily due to expected higher third-party professional service fees, but remain relatively flat as a percentage of revenues for the remainder of 2011 as compared to 2010 due to the expected increase in revenues.

Interest Expense

Interest expense decreased to $0.4 million in the third quarter of 2011 from $0.8 million in the third quarter of 2010. The decrease was primarily due to a lower average outstanding loan balance on our secured loan of $68.0 million during the third quarter of 2011 compared to an average loan balance of $69.0 million during the third quarter of 2010. In addition, the effective interest rate was lower in the third quarter of 2011 compared to 2010 primarily due to the reduction in the notional amount of principal subject to the unfavorable fixed rate swap agreement which expired on September 30, 2010 and the reduction in the margin as a result of the 2010 Credit Facility entered into in October 2010. Included in the interest expense for both the third quarter of 2011 and the third quarter of 2010 is $0.1 million of amortization of deferred financing fees that were capitalized as part of the 2010 Credit Facility and 2007 Credit Facility, as applicable. We borrowed a total of $10.0 million (net of principal payments) on the secured loan under the 2010 Credit Facility during the third quarter of 2011 and principal payments (net of borrowings) totaling $3.0 million on the secured loan under the 2007 Credit Facility during the third quarter of 2010. Primarily as a result of the reduction in the notional amount of principal subject to the unfavorable fixed rate swap agreement which expired on September 30, 2010 and the reduction in the margin as a result of the 2010 Credit Facility entered into in October 2010, our weighted average interest rate decreased from 2.51% at September 30, 2010 to 1.98% at September 30, 2011. Interest expense should decline in the remaining quarters of 2011 as compared to 2010 primarily due to the expected lower effective interest rate from our 2010 Credit Facility and the reduction in the notional amount of principal subject to the unfavorable fixed rate swap agreement which expired on September 30, 2010.

Other Income (Expense), Net

Other income (expense), net went from a net other expense of $0.1 million in the third quarter of 2010 to a net other income of $0.2 in the third quarter of 2011. Due to a continued low interest rate environment, we expect our net other income (expense) for the remainder of 2011 to be similar to 2010 levels.

Provision for Income Taxes

For the three months ended September 30, 2011 we recognized an income tax expense of $5.4 million compared to an income tax expense of $5.8 million for the three months ended September 30, 2010. The effective tax rates were 40.1% for the three months ended September 30, 2011 and 50.0% for the three months ended September 30, 2010. For the third quarter of 2011, the effective tax rate variance from the U.S. federal statutory rate was primarily related to the unfavorable impact of foreign withholding taxes, non-deductible share-based payments and increased earnings in higher tax rate jurisdictions. For the third quarter of 2010, the effective tax rate variance from the U.S. federal statutory rate was primarily related to an increase in the valuation allowance related to net operating losses of one of our subsidiaries in the United Kingdom, the unfavorable impact on deferred tax amounts resulting from a California law change, a favorable state tax ruling, foreign withholding taxes and non-deductible share-based payments, which offset the benefit of income taxed at lower rates in foreign jurisdictions.

Our effective tax rate may change in future periods due to differences in the composition of taxable income between domestic and international operations along with the potential changes or interpretations in tax rules and legislation, or corresponding accounting rules. During 2010, we completed a global restructuring of our international distribution operations, which we anticipate will reduce the complexity and compliance risks associated with our global distribution activities. We expect that the restructuring will also reduce our GAAP effective tax rate relative to the GAAP effective tax rate that would have applied absent the restructuring because we expect to reduce our taxable income in certain foreign jurisdictions and expect to increase our taxable income in a foreign jurisdiction with a lower tax rate where we streamlined and consolidated the ownership of our intellectual property and distribution rights. The restructuring did not materially impact our U.S. business operations or the relative amount of taxable income in the U.S. versus outside the U.S. While we anticipate that our GAAP effective tax rate will be lower than it would have been without the global distribution restructuring, we cannot predict whether the GAAP effective tax rate in any particular period will be less than the GAAP effective tax rate in the immediately preceding prior period or in the comparable period of the prior fiscal year. The actual impact of the restructuring on our GAAP effective tax rate is highly dependent on our future results of operations.

We assess, on a quarterly basis, the ultimate realization of our deferred income tax assets. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items during the third quarter of 2011, we believe that it is more-likely-than-not that we will fully realize the balance of the deferred tax assets currently reflected on our consolidated balance sheets.

Nine months ended September 30, 2011 compared with the nine months ended September 30, 2010

The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Nine Months Ended September 30,
	2011	2010
Revenues:
Software and service	90%	97%
Appliance	10	3

Total revenues	100	100
Cost of revenues:
Software and service	11	14
Appliance	5	2

Total cost of revenues	16	16

Gross profit	84	84
Operating expenses:
Selling and marketing	45	47
Research and development	16	17
General and administrative	11	11

Total operating expenses	72	75

Income from operations	12	9
Interest expense	0	(1)
Other income (expense), net	0	0

Income before income taxes	12	8
Provision for income taxes	4	4

Net income	8%	4%

Revenues

Software and service revenues. Software and service revenues increased to $243.1 million in the first nine months of 2011 from $238.4 million in the first nine months of 2010. The increase was primarily a result of increased incremental sales to new customers and upgrades to existing customers, as well as higher OEM revenues in the first nine months of 2011 as compared to the first nine months of 2010. Software and service revenues generated in the United States accounted for $121.8 million or 44.9% of the first nine months of 2011 revenues compared to $117.5 million or 47.7% of revenues in the first nine months of 2010. Software and service revenues generated internationally accounted for $121.3 million or 44.8% of the first nine months of 2011 revenues compared to $120.9 million or 49.1% in the first nine months of 2010.

Appliance revenues. Appliance revenues increased to $28.4 million in the first nine months of 2011 from $8.0 million in the first nine months of 2010. The increase was primarily a result of our adoption of new revenue recognition rules (as more fully described in Note 1 to the Consolidated Financial Statements) starting January 1, 2011 under which revenues from sales of appliances are now generally recognized when sold. Accordingly, $9.3 million of the revenues recognized in the first nine months of 2011 represented primarily the ratable recognition of deferred revenue for appliance sales recorded prior to the adoption of the amended revenue recognition rules and the remaining $19.1 million represented revenues from sales of appliances sold in the first nine months of 2011. Appliance revenues generated in the United States accounted for $14.7 million or 5.3% of the first nine months of 2011 revenues compared to $4.3 million or 1.7% of revenues in the first nine months of 2010. Appliance revenues generated internationally accounted for $13.7 million or 5.0% of the first nine months of 2011 revenues compared to $3.7 million or 1.5% in the first nine months of 2010.

Cost of Revenues

Software and service cost of revenues. Software and service cost of revenues decreased to $31.0 million in the first nine months of 2011 from $33.9 million in the first nine months of 2010. The $2.9 million decrease was primarily due to decreased amortization of acquired technology of $4.4 million and decreased allocated costs partially offset by increased personnel costs. The decrease in amortization of acquired technology from the first nine months of 2010 to the first nine months of 2011 was primarily due to certain acquired technology being fully amortized in 2010. Our full-time employee headcount in cost of revenues departments decreased from an average of 268 employees during the first nine months of 2010 to an average of 260 employees during the first nine months of 2011.

Appliance cost of revenues. Appliance cost of revenues increased to $13.7 million in the first nine months of 2011 from $4.8 million in the first nine months of 2010. As described in the Appliance revenues section above, the $8.9 million increase was primarily due to our adoption of new revenue recognition rules under which the related costs are generally recognized when the appliances are sold. In appliance cost of revenues, we also recognized $4.2 million of the ratable cost of appliances sold prior to 2011 that were recognized in revenues in the first nine months of 2011.

Gross Profit

Gross profit increased to $226.8 million in the first nine months of 2011 from $207.7 million in the first nine months of 2010 primarily as a result of increased revenues. As a percentage of total revenues, our gross profit was 84% in both the first nine months of 2011 and the first nine months of 2010.

Operating Expenses

Selling and marketing. Selling and marketing expenses were $121.3 million, or 45% of revenues, in the first nine months of 2011, compared to $116.1 million, or 47% of revenues, in the first nine months of 2010. The $5.2 million increase in total selling and marketing expenses was primarily due to our increased personnel costs of $6.8 million and increased allocated costs of $1.7 million offset by a reduction in the amortization of acquired intangibles (customer relationships) of approximately $3.6 million. Our headcount in sales and marketing increased from an average of 583 employees during the first nine months of 2010 to an average of 606 employees for the first nine months of 2011.

Research and development. Research and development expenses increased to $43.6 million, or 16% of revenues, in the first nine months of 2011 from $41.0 million, or 17% of revenues, in the first nine months of 2010. The increase of $2.6 million in research and development expenses was primarily due to increased personnel and allocated costs. Our headcount increased in research and development from an average of 447 employees for the first nine months of 2010 to an average of 488 employees for the first nine months of 2011.

General and administrative. General and administrative expenses increased to $30.9 million, or 11% of revenues, in the first nine months of 2011 from $27.5 million, or 11% of revenues, in the first nine months of 2010. The $3.4 million increase in general and administrative expenses was primarily due to an increase in third-party professional service fees of $3.1 million and an increase in personnel costs of approximately $0.3 million. The increase in third-party professional service fees was primarily related to the global restructuring of our international distribution operations. Our headcount in general and administrative departments increased slightly from an average of 120 employees during the first nine months of 2010 to an average of 121 employees for the first nine months of 2011.

Interest Expense

Interest expense decreased to $1.2 million in the first nine months of 2011 from $2.8 million in the first nine months of 2010. The decrease was primarily due to a lower average outstanding loan balance on our secured loan of $66.5 million during the first nine months of 2011 compared to an average loan balance of $75.0 million during the first nine months of 2010. In addition, the effective interest rate was lower in the first nine months of 2011 compared to 2010 primarily due to the reduction in the notional amount of principal subject to the unfavorable fixed rate swap agreement which expired on September 30, 2010 and the reduction in the margin as a result of the 2010 Credit Facility entered into in October 2010. Included in the interest expense for the first nine months of 2011 and 2010 is $0.2 million and $0.6 million, respectively, of amortization of deferred financing fees that were capitalized as part of the 2010 Credit Facility and 2007 Credit Facility, as applicable. We borrowed a total of $6.0 million (net of principal payments) on the secured loan under the 2010 Credit Facility during the first nine months of 2011 and made net principal payments totaling $20.0 million on the secured loan under the 2007 Credit Facility during the first nine months of 2010.

Other Income (Expense), Net

Other income (expense), net changed from a net other expense of $0.9 million in the first nine months of 2010 to a net other income of $1.5 million in the first nine months of 2011. The change was due primarily to foreign exchange related gains of $1.3 million in the first nine months of 2011 compared to losses of $1.1 million in the first nine months of 2010 resulting from favorable movements in the foreign exchange rates during the first nine months of 2011.

Provision for Income Taxes

For the nine months ended September 30, 2011 we recognized an income tax expense of $10.8 million compared to an income tax expense of $9.6 million for the nine months ended September 30, 2010. The effective tax rates were 34.3% for the nine months ended September 30, 2011 and 49.7% for the nine months ended September 30, 2010. For the first nine months of 2011, the effective tax rate variance from the U.S. federal statutory rate was primarily related to the unfavorable impact of foreign withholding taxes, non-deductible share-based payments and increased earnings in higher tax jurisdictions, offset by a nonrecurring net discrete tax benefit of $2.8 million related primarily to our global distribution restructuring, which was completed during 2010 and became effective at the beginning of 2011. The entire net tax benefit of $2.8 million was reflected in the first quarter of 2011 upon completion of our global distribution restructuring and is not expected to recur. For the first nine months of 2010, the effective tax rate variance from the U.S. federal statutory rate was primarily related to an increase in the valuation allowance related to net operating losses of one of our subsidiaries in the United Kingdom, the unfavorable impact on deferred tax amounts resulting from a California law change, a favorable state tax ruling, foreign withholding taxes and non-deductible share-based payments, which offset the benefit of income taxed at lower rates in foreign jurisdictions.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $75.6 million and retained earnings of $61.9 million. Of the $75.6 million of cash equivalents, $29.2 million was held by our foreign subsidiaries, and we plan to indefinitely reinvest the undistributed foreign earnings into our foreign operations. During the first nine months of 2011, we primarily used cash and cash equivalents in excess of cash required for operations for stock repurchases of approximately $74.0 million.

Net cash provided by operating activities was $57.3 million in the first nine months of 2011 compared with $76.1 million in the first nine months of 2010. The decrease in cash flow from operations for the first nine months of 2011 compared to the first nine months of 2010 was primarily a result of higher cash operating expenses resulting from higher headcount costs, third-party professional fees and increased cash tax payments in 2011. Our operating cash flow is significantly influenced by the timing of new and renewal subscriptions, accounts receivable collections and cash expenses. A decrease in sales of new and/or renewal subscriptions or accounts receivable collections, or an increase in our cash expenses, would negatively impact our operating cash flow.

Net cash used in investing activities was $7.6 million in the first nine months of 2011 compared with $6.4 million in the first nine months of 2010. The $1.2 million increase in net cash used in investing activities was primarily due to increased purchases of property and equipment during the first nine months of 2011 compared to the first nine months of 2010.

Net cash used in financing activities was $51.2 million in the first nine months of 2011 compared with $66.4 million in the first nine months of 2010. In the first nine months of 2011, the Company used approximately $74.0 million to repurchase its common stock which was offset in part by $14.5 million in proceeds from the exercise of options and net borrowings of $6.0 million under the 2010 Credit Agreement. The decrease in cash used in financing activities was driven primarily by a reduction in net principal payments made under the Company’s credit facilities during the first nine months of 2011 compared to the first nine months of 2010.

During the first quarter of 2010, we were informed by the IRS that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter which outlined all of their proposed audit adjustments and required us to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and its Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. We disagree with all of the proposed adjustments and have submitted a formal protest to the IRS for each matter. The IRS assigned our case to an IRS Appeals Officer and the appeals process commenced during the second quarter of 2011. In the third quarter of 2011, the IRS withdrew the proposed adjustment relating to equity compensation of $1.7 million resulting in no additional tax liability. This reduces the amount of the additional tax proposed by the IRS for the tax years ended December 31, 2005 through December 31, 2007 to approximately $17.3 million. We intend to continue to defend our position on the remaining matters at the IRS Appeals Office, including through litigation if required. The timing of the ultimate resolution of these remaining matters cannot be reasonably estimated at this time however, we expect the appeals process to continue throughout the remainder of 2011.

In October 2010, the Company entered into the “2010 Credit Agreement” and used the proceeds to repay the term loan under the 2007 Credit Agreement and retired the 2007 Credit Agreement. The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and $5 million sublimit for swing line loans. The Company may increase the maximum aggregate commitment under the 2010 Credit Agreement up to $200 million if certain conditions are satisfied, including that it is not in default under the 2010 Credit Agreement at the time of the increase and that it obtains the commitment of the lenders participating in the increase. Loans under the 2010 Credit Agreement are designated at the Company’s election as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the Eurodollar rate plus 1.00%, and (c) Bank of America’s prime rate, plus (ii) a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate, plus (ii) a margin set forth below. As of September 30, 2011, the total amount outstanding under the 2010 Credit Facility was $73 million and the weighted average interest rate was 1.98%.

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

Obligations and commitments. The following table summarizes our contractual payment obligations and commitments as of September 30, 2011 (in thousands):

	Payment Obligations by Year
	2011	2012	2013	2014	2015	Thereafter	Total
2010 Credit Agreement:
Scheduled principal payments	$—	$—	$—	$—	$73,000	$—	$73,000
Estimated interest and fees	820	2,419	2,406	2,406	1,991	—	10,042
Operating leases	2,299	7,615	6,806	2,066	1,145	—	19,931
Other commitments	66	937	93	19	—	—	1,115

Total	$3,185	$10,971	$9,305	$4,491	$76,136	$—	$104,088

Obligations under our 2010 Credit Agreement represent the future minimum principal debt payments due under this facility. Estimated interest and fees expected to be incurred on the 2010 Credit Facility are based on known rates and scheduled principal payments, as well as the interest rate swap agreement, as of September 30, 2011 (see Note 5 to the consolidated financial statements).

We lease our facilities under operating lease agreements that expire at various dates through 2015. Approximately 37% of our operating lease commitments are related to our corporate headquarters lease in San Diego, which extends through December 2013 and has escalating rent payments from 2011 to 2013. The rent expense related to our worldwide office space leases are generally recorded monthly on a straight-line basis in accordance with GAAP.

Other commitments represent minimum contractual commitments for inbound software licenses, equipment maintenance and automobile leases.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at September 30, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $14.4 million of gross unrecognized tax benefits have been excluded from the contractual payment obligations table above.

In April 2003, we announced that our board of directors authorized a stock repurchase program of up to 4 million shares of our common stock. In August 2005, we announced that our board of directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In July 2006, we announced that our board of directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. In January 2010, we announced that our board of directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 16 million shares. In October 2010, we announced that our board of directors increased the size of the stock repurchase program by an additional 8 million shares, for a total program size of up to 24 million shares. The stock repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time by our board of directors.

In connection with the stock repurchase program, we adopted two 10b5-1 stock repurchase plans (the “2009 Repurchase Plans”) in August 2009. The 2009 Repurchase Plans initially provided for purchases of up to an aggregate of $7.5 million of our common stock per calendar quarter in open market transactions beginning in October 2009. In November 2010, our board of directors approved an increase to the value of shares to be repurchased under the 2009 Repurchase Plans from an aggregate of $7.5 million to $25 million per calendar quarter, effective as of January 1, 2011. Repurchases are made on the open market at prevailing market prices in accordance with timing conditions set forth in the 2009 Repurchase Plans. Depending on market conditions and other factors, including compliance with covenants in our 2010 Credit Agreement, purchases by our agents under the 2009 Repurchase Plans may be suspended at any time, or from time to time. During the nine months ended September 30, 2011, we repurchased 3,400,011 shares of our common stock for an aggregate of approximately $75.0 million at an average price of $22.05 per share. As of September 30, 2011, we have repurchased a total of 19,024,530 shares of our common stock under this stock repurchase program, for an aggregate of $384.8 million at an average price of $20.23 per share. Our 2010 Credit Agreement permits us to repurchase our securities so long as we are not in default under the 2010 Credit Agreement, have complied with all of our financial covenants, and have liquidity of at least $20 million; provided, however, if, after giving effect to any repurchase, our leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10.0 million in the aggregate in any fiscal year. We intend to continue repurchasing shares during 2011.

        We believe that our cash and cash equivalents balances, accounts receivable, revolving credit balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures, debt repayment obligations and stock repurchases, if any, for at least the next 12 months. During the first nine months of 2011, we borrowed a net total of $6.0 million on our secured loan and repurchased approximately $75.0 million of our common stock, of which $1.5 million was settled in October 2011. Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements. We may elect to borrow under our 2010 Credit Agreement, raise funds for these purposes or reduce our cost of capital through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating and capital requirements in interest-bearing, investment-grade money market funds.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our market risk exposures are related to our cash and cash equivalents and our 2010 Credit Facility. We invest our excess cash in highly liquid short-term investments such as money market funds. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and the interest expense incurred on our secured loan and therefore impact our cash flows and results of operations.

We are exposed to changes in interest rates primarily from our money market funds and from our borrowings under our variable rate 2010 Credit Facility. In connection with our 2010 Credit Agreement we entered into an interest rate swap agreement to pay a fixed rate of interest (1.778% per annum) and receive a floating rate interest payment (based on three- month LIBOR) on a principal amount of $50 million. The $50 million swap agreement becomes effective on December 30, 2011 and expires on October 29, 2015.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. However, the impact of this type of adverse movement would be partially mitigated by our interest rate swap agreement that becomes effective on December 30, 2011. Based on our revolving credit balance at September 30, 2011 and taking into consideration our interest rate swap agreement, our interest expense would increase on a pre-tax basis by approximately $0.3 million during the next 12 months if a 100 basis point adverse move in the interest rate yield curve occurred.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at September 30, 2011. Changes in interest rates over time will, however, affect our interest income.

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

Notional and fair values of our hedging positions at September 30, 2011 and December 31, 2010 are presented in the table below (in thousands):

	September 30, 2011			December 31, 2010
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro (net sold)	7,250	$10,264	$9,735	8,550	$11,405	$11,449
British Pound (net sold)	—	—	—	1,250	1,938	1,958
Australian Dollar (net purchased)	6,243	6,428	5,945	—	—	—

The $1.1 million notional decrease in our Euro hedged position at September 30, 2011 compared to December 31, 2010 was primarily a result of timing differences in when assets were acquired and/or liabilities incurred. All of the Euro hedging contracts in place as of September 30, 2011 are scheduled to be settled before January 2012. For the nine months ended September 30, 2011, less than 15% of our total billings were denominated in the Euro. We expect Euro billings to represent less than 20% of our total billings during 2011.

The $1.9 million notional decrease in our British Pound hedge position at September 30, 2011 compared to December 31, 2010 was primarily due to the timing differences in when assets were acquired and/or liabilities incurred. There were no British Pound hedging contracts in place as of September 30, 2011. For the nine months ended September 30, 2011, less than 15% of our total billings were denominated in the British Pound. We expect British Pound billings to represent less than 15% of our total billings during 2011.

The $6.4 million notional increase in our Australian Dollar hedge position at September 30, 2011 compared to December 31, 2010 was primarily due to the incurrence of a large Australian Dollar denominated obligation in the first nine months of 2011 as a result of our global distribution restructuring. All of the Australian Dollar hedging contracts in place as of September 30, 2011 are scheduled to be settled before January 2012. For the nine months ended September 30, 2011, approximately 5% of our total billings were denominated in the Australian Dollar. We expect Australian Dollar billings to represent approximately 5% of our total billings during 2011.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

On July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that the Company’s making, using, importing, selling and/or offering for sale Websense Web Filter, Websense Web Security and Websense Web Security Gateway infringes U.S. Patent No. 6,092,194 (“194 Patent”). Finjan, Inc. seeks an injunction from further infringement of the 194 Patent and damages. The court has set a date of January 30, 2012 for a hearing on the construction of the claims in the 194 Patent. We deny infringing any valid claims of the 194 Patent and intend to vigorously defend the lawsuit.

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

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 10, 2011.

Our future success depends on our ability to sell new, renewal and upgraded subscriptions to our security products.*

We expect a significant majority of our sales for 2011 will continue to be derived from our Web filtering and Web security products, including our Web Security Gateway product sold with or without appliances. While we expect sales of our TRITON unified Web, data and email security solutions, data loss prevention (“DLP”) products, SaaS offerings, and other products under development to comprise a minority portion of our revenues in 2011, they should represent more than half of our sales and be a primary driver of our billings and revenue growth in 2011. Our billings and revenue growth are dependent on incremental sales of security products to new customers and to customers who upgrade products upon renewal, which must also offset declines in sales from the renewals of Web filtering subscriptions and declines in sales to our OEM customers. If we cannot sufficiently increase our customer base with the addition of new customers and upgrade subscriptions for additional product offerings from existing customers or renew a sufficient number of customers, we will not be able to grow our business to meet expectations.

Subscriptions for our Web security, DLP and email security products typically have durations of 12, 24 or 36 months. Our billings and revenues depend upon maintaining a high rate of sales of renewal subscriptions and adding additional product offerings to existing customers as well as new customer sales. Our customers have no obligation to renew their subscriptions upon expiration, and if they renew, they may elect to renew for a shorter duration than the previous subscription period. As a result of macroeconomic conditions, our customers may elect to renew subscriptions for shorter durations and may reduce their subscribed products due to contractions of work forces of their respective organizations. This may require increasingly costly sales efforts targeting senior management and other management personnel associated with our customers’ Internet and security infrastructure. We may not be able to maintain or continue to generate increasing revenues from existing customers.

Volatility in the global economy may adversely impact our business, results of operations, financial condition or liquidity.*

The global economy has experienced a period of unprecedented volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from governments and regulatory agencies worldwide. We believe that financial distress and associated headcount reductions implemented by certain of our end-user customers have caused these customers to choose shorter contract durations and/or reduce the number of seats under subscription and in some cases, have caused customers not to renew contracts at all. While the number of distressed customers appears to have stabilized, we expect this trend to continue until there is a broad worldwide economic recovery and positive job growth. These trends have negatively impacted the duration and scope of contract renewals in certain countries or regions in the world and, in some cases, resulted in customer losses. Our average contract duration may be volatile as we seek contract renewals without eroding our average contract price for our Web filtering products and seek to sell subscriptions to our TRITON and gateway security products which may have longer durations and may depend on product mix. Credit markets may also adversely affect our resellers through whom our distributors distribute products and limit the credit value-added resellers may extend to their customers. The volatility of currency exchange rates can also significantly affect sales of our products denominated in foreign currencies. In addition, events in the global financial markets may make it difficult for us to access the credit markets or to obtain additional financing or refinancing, if needed, on satisfactory terms or at all.

If our security gateway products, DLP products, SaaS offerings and our V-series appliance platform are unable to achieve more widespread market acceptance, our business will be seriously harmed, particularly if Web filtering products continue to commoditize.*

Our ability to generate revenue growth depends on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our security gateway offerings as our Web filtering products become more of a commodity. We now sell our next generation Web content gateway to address emerging Web 2.0 threats, Websense Web Security Gateway, as well as our V10000 and V5000 appliances pre-loaded with our software. We also sell the Websense Data Security Suite, our DLP offering, Websense Hosted Web Security and Websense Hosted Email Security, our SaaS offerings, and Websense Email Security, our email filtering solution. We offer our products with TRITON, our unified Web, data and email security solution, which combines our products into a single platform. We continue to develop and release products in accordance with our announced product roadmap. We may not be successful in achieving market acceptance of these or any new products that we develop and may be unsuccessful in obtaining incremental sales as a result. If our products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we fail to continue to upgrade and diversify our products, we could lose revenues from renewal subscriptions for our Web filtering products as these products continue to suffer from commoditization.

Our V-series appliance platform exposes us to risks inherent with the sale of hardware, to which we were not previously exposed as a software company.

With the launch of our V10000 appliance in 2009 and the release of our V5000 appliance in 2010, we are selling products that are hardware-based and not solely software-based. Our V-series appliances are manufactured by a third-party contract manufacturer, and a third-party logistics company provides logistical services, including product configuration and shipping. Our ability to deliver our V-series appliances to our customers could be delayed if we fail to effectively manage our third-party relationships or if our contract manufacturer or logistics provider experiences delays, disruptions or quality control problems in manufacturing, configuring or shipping the appliances. If our third-party providers fail for any reason to manufacture and deliver the V-series appliances with acceptable quality, in the required volumes, and in a cost-effective and timely manner, it could be costly to us, as well as disruptive to product shipments. In addition, supply disruptions or cost increases could increase our cost of goods sold and negatively impact our financial performance. Our V-series appliance platforms may also face greater obsolescence risks than our pure software products.

Our revenue is derived almost entirely from sales through indirect channels and we depend upon these channels to create demand for our products.*

Our revenues have been derived almost entirely from sales through indirect channels, including value-added resellers, distributors and OEM customers that sell our products to end users, providers of managed Internet services and other resellers. Although we rely upon these indirect channels of distribution, we also depend upon our internal sales force to generate sales leads and sell products through the reseller network. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 29% of our revenues during the first nine months of 2011. In addition, we began using Arrow Enterprise Computing Solutions as an additional broadline distributor in North America in 2010. Should Ingram Micro or Arrow Enterprise Computing Solutions or any of our other distributors experience financial difficulties, difficulties in collecting their accounts receivable or otherwise delay or prevent our collection of accounts receivable from them, our revenues and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenues and cash flow could be adversely affected. Our indirect sales model involves a number of additional risks, including:

•	our resellers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	we cannot control the level of effort our resellers and distributors expend or the extent to which any of them will be successful in marketing and selling our products;

•

we cannot ensure that our channel partners will market and sell our newer product offerings such as our security-oriented offerings, our Web Security Gateway, our V-series appliances, our DLP and email offerings, our SaaS offerings or our TRITON solutions;

•

providers of networking hardware, OEM customers and other value-added resellers that incorporate our products into, or bundle our products with, their products may fail to provide, or restrict us from providing, adequate support services to end users of these integrated product offerings, harming our reputation and brand, or may decide to develop or sell competing products instead of our products;

•	our reseller and distributor agreements are generally nonexclusive and may be terminated at any time without cause; and

•

our resellers and distributors frequently market and distribute competing products and may, from time to time, place greater emphasis on the sale of these products due to pricing, promotions and other terms offered by our competitors.

Our ability to meaningfully increase the amount of our products sold through our sales channels also depends on our ability to adequately and efficiently support these channel partners with, among other things, appropriate financial incentives to encourage pre-sales investment and development of sales tools, such as sales training, technical training and product materials needed to support their existing and prospective customers. The diversity and sophistication of our product offerings have required us to focus on additional sales and technical training, and we are making increased investments in this area. Additionally, we are continually evaluating the changes to our internal ordering and partner management systems in order to effectively execute our two-tier distribution strategy. Any failure to properly and efficiently support our sales channels will result in lost sales opportunities.

Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.*

Our quarterly operating results have varied significantly in the past, and will likely vary in the future. Many of these variations come from macroeconomic and seasonal changes causing fluctuations in our billings, revenues, operating expenses and tax provisions. Our billings depend in part on the number of subscriptions up for renewal each quarter and are affected by seasonal variations, with the fourth quarter generally being our strongest quarter in billings, and the first quarter generally being our lowest quarter for billings each fiscal year. Although a significant portion of our revenue in any quarter comes from previously deferred revenue, a meaningful portion of our revenue in any quarter depends on the number, size and length of subscriptions to our products that are sold in that quarter as well as our appliance sales which are fully recognized in the quarter in which they are sold. In addition, we have become increasingly dependent upon large orders which have a significant effect on our operating results during the quarter in which we receive them. The timing of such orders or the loss of an order is difficult to predict. The unpredictability of quarterly fluctuations is further increased by the fact that a significant portion of our quarterly sales have historically been generated during the last month of each fiscal quarter, with many of the largest enterprise customers purchasing subscriptions to our products nearer to the end of the last month of each quarter. Further, an increasing portion of our billings are attributable to larger subscriptions ($1 million or more), so delays in completing agreements before the end of a quarter may cause a material failure to meet our billings guidance for the quarter.

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

•

fluctuations in expenses associated with commissions paid on sales of subscriptions to our products which generally increase with billings growth in the short term because such expenses are recognized immediately upon sales of subscriptions while revenue is recognized ratably over the subscription term.

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

Our current principal competitors include:

•

companies offering Web filtering and Web security solutions, such as Microsoft, McAfee (acquired by Intel in February 2011), Trend Micro, Google, Webroot Software/BrightCloud, SafeNet, Actiance (formerly FaceTime Communications), EdgeWave, M86 Security, Clearswift, Check Point Software Technologies, Sophos, Kaspersky Lab, AhnLab., IBM, Panda Security, F-Secure, Commtouch and CA Technologies (formerly Computer Associates);

•

companies integrating Web filtering into specialized security appliances, such as Blue Coat Systems, Cisco Systems/IronPort, McAfee, Check Point Software Technologies, EdgeWave, Barracuda Networks, Trend Micro, SonicWALL, Sophos, IBM, Panda Software, Fortinet and M86 Security;

•

companies offering DLP solutions, such as Symantec, Verdasys, Trustwave, EMC, McAfee, IBM, Trend Micro, Proofpoint, Palisade Systems, CA Technologies, Raytheon, Intrusion, Fidelis Security Systems, GTB Technologies, Workshare, Check Point Software Technologies and Code Green Networks;

•

companies offering messaging or email security solutions, such as McAfee, Symantec/Message Labs, Google, Cisco Systems, Barracuda Networks, SonicWALL, Trend Micro, Axway, Sophos, Microsoft, Proofpoint, Clearswift, Commtouch, Zix, WatchGuard Technologies, M86 Security, Webroot Software and Fortinet;

•

companies offering on-demand email and Web security services, such as Google, Microsoft, Symantec/Message Labs, McAfee, Webroot Software/BrightCloud, EdgeWave, Barracuda Networks, Zscaler, Trend Micro and Cisco Systems/ScanSafe;

•

companies offering desktop security solutions, such as Check Point Software Technologies, Cisco Systems, McAfee, Microsoft, Symantec, CA Technologies, Sophos, Webroot Software, IBM and Trend Micro; and

•

companies offering Web gateway solutions, such as Microsoft, Blue Coat Systems, Cisco Systems, Trend Micro, Check Point Software Technologies, McAfee, Juniper Networks, Symantec, Kaspersky Lab, Panda Security, Sophos, Black Box Network Services/Optinet, Safe Net, M86 Security, Clearswift, CA Technologies, Actiance and Barracuda Networks.

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

As a result, we may be unable to gain sufficient traction as a provider of advanced content security solutions, and our competitors may be able to respond more quickly and effectively than we can to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, marketing, promotion and sale of their products than we can. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the functionality and market acceptance of their products or may be acquired by a corporation with significantly greater resources. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, develop new products or enhance existing products and services more quickly. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, many of our competitors made recent acquisitions in some of our product areas, and, we expect competition to increase as a result of this industry consolidation. Through an acquisition, a competitor could bundle separate products to include functions that are currently provided primarily by our Web, email and data security solutions and sell the combined product at a lower cost which could essentially include, at no additional cost, the functionality of our stand-alone solutions. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

The covenants in our 2010 Credit Agreement restrict our financial and operational flexibility, including our ability to complete additional acquisitions and invest in new business opportunities.

In October 2010, we announced that we had entered into the 2010 Credit Agreement and used the initial proceeds to repay our term loan and retire the 2007 Credit Agreement. The 2010 Credit Agreement contains affirmative and negative covenants, including an obligation to maintain a certain consolidated leverage ratio and consolidated interest coverage ratio and restrictions on our ability to borrow money, to incur liens, to enter into mergers and acquisitions, to make dispositions, to pay cash dividends or repurchase capital stock, and to make investments, subject to certain exceptions. An event of default under the 2010 Credit Agreement could allow the lenders to declare all amounts outstanding with respect to the agreement to be immediately due and payable. The 2010 Credit Agreement is secured by substantially all of our assets, including pledges of stock of certain of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. If the amount outstanding under the 2010 Credit Agreement is accelerated, the lenders could proceed against those assets and stock. Any event of default, therefore, could have a material adverse effect on our business. Our 2010 Credit Agreement also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot ensure that we will meet those ratios.

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

We plan to continue to expand our international operations, but such expansion is contingent upon the financial performance of our existing international operations as well as our identification of growth opportunities. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

•	difficulties associated with managing a distributed organization located on multiple continents in greatly varying time zones;

•	potential loss of proprietary information due to misappropriation or foreign laws that may be less protective of our intellectual property rights;

•	requirements of foreign laws and other governmental controls, including trade and labor restrictions and related laws that reduce the flexibility of our business operations;

•	political unrest, war or terrorism, particularly in areas in which we have facilities;

•	difficulties in staffing, managing, and operating our international operations, including difficulties related to administering our stock plans in some foreign countries;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	restrictions on our ability to repatriate cash from our international subsidiaries or to exchange cash in international subsidiaries into cash available for use in the United States; and

•	costs and delays associated with developing software in multiple languages.

Sales to customers outside the United States have accounted for a significant portion of our revenue, which exposes us to risks inherent in international sales.*

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented 50% of our total revenues generated during the first nine months of 2011. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

Our future success depends on our ability to develop new products or enhancements to our existing products that keep pace with rapid technological developments and that address the changing needs of our customers. Although our products are designed to operate with a variety of network hardware and software platforms, we need to continuously modify and enhance our products to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing such products or introducing them to the market in a timely fashion. In addition, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies could increase our research and development expenses. The failure of our products to operate effectively with the existing and future network platforms and technologies will limit or reduce the market for our products, result in customer dissatisfaction and seriously harm our business, results of operations and financial condition.

Because our products primarily manage access to uniform record locators (“URLs”) and executable files included in our databases, if our databases do not contain a meaningful portion of relevant content, the effectiveness of our Web filtering products will be significantly diminished. Any failure of our databases to keep pace with the rapid growth and technological change of the Internet, such as the increasing amount of multimedia content on the Internet that is not easily classified, will impair the market acceptance of our products.

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

We may spend significant time and money on research and development to enhance our TRITON management console, V-series appliances, content gateway products, DLP products and our SaaS offerings. If these products fail to achieve broad market acceptance in our target markets, we may be unable to generate significant revenues from our research and development efforts. As a result, our business, results of operations and financial condition would be adversely impacted.

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

Security threats to our IT infrastructure could expose us to liability, and damage our reputation and business.*

It is essential to our business strategy that our technology and network infrastructure remain secure and is perceived by our customers, distributors and resellers to be secure. Despite security measures, however, any network infrastructure may be vulnerable to attacks by hackers and other security threats. As a provider of security solutions designed to protect data and users, we may face cyber-attacks that attempt to penetrate our network security, including our data centers, to sabotage or otherwise disable our products and services, misappropriate our or our customers’ proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. If successful, any of these attacks could negatively affect our reputation as a provider of security solutions, damage our network infrastructure and our ability to deploy our products and services, harm our relationship with customers that are affected and expose us to financial liability.

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

In October 2010 we announced that we had entered into the 2010 Credit Agreement and that we used the initial proceeds to repay the term loan and retire the 2007 Credit Agreement. Under the 2010 Credit Agreement, we can borrow up to $120 million and use proceeds to fund share repurchases or other corporate purposes. We may increase the maximum aggregate commitment under the 2010 Credit Agreement to $200 million if certain conditions are satisfied, including that we are not in default under the 2010 Credit Agreement at the time of the increase and that we obtain the commitment of the lenders participating in the increase. If we should need to increase the aggregate commitment, it may not be possible to satisfy these conditions. The limitations our 2010 Credit Agreement imposes on us could have important consequences, including the following:

•	it may be difficult for us to satisfy our obligations under the 2010 Credit Agreement;

•	we may be less able to obtain other debt financing in the future;

•	we could be less able to take advantage of significant business opportunities, including acquisitions or divestitures, as a result of debt covenants under the 2010 Credit Agreement;

•	our vulnerability to general adverse economic and industry conditions could be increased; and

•	we could be at a competitive disadvantage to competitors with less debt.

We face risks related to customer outsourcing to system integrators.

Some of our customers have outsourced the management of their IT departments to large system integrators. If this trend continues, our established customer relationships could be disrupted and our products could be displaced by alternative system and network protection solutions offered by system integrators. Significant product displacements could impact our revenues and have a material adverse effect on our business.

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

Our worldwide income tax provisions and other tax accruals may be insufficient if any taxing authorities assume taxing positions that are contrary to our positions and those contrary positions are sustained.*

Significant judgment is required in determining our worldwide provision for income taxes and for our accruals for state, federal and international income taxes together with transaction taxes such as sales tax, value added tax and goods and services tax. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenues and costs. In such arrangements there are uncertainties about the amount and manner of such sharing, which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is consistent with prevailing legislative interpretation, no assurance can be given that the final tax authority review of these matters will agree with our historical income tax provisions and other tax accruals. Such differences could have a material effect on our income tax provisions or benefits, or other tax accruals, in the period in which such determination is made, and consequently, on our results of operations for such period.

From time to time, we are also audited by various state, federal and tax authorities of other countries in which we operate. Generally, the tax years 2005 through 2010 could be subject to examination by U.S. federal and most state tax authorities. We are currently under examination by the respective tax authorities for tax years 2005 to 2009 in the United States, for 2005 to 2008 in the United Kingdom and for 2006 to 2010 in Israel. We also have various other on-going audits in various stages of completion. No outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and any appeals process.

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

During the first quarter of 2010, we were informed by the IRS that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter which outlined all of their proposed audit adjustments and required us to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. We disagree with all of the proposed adjustments and have submitted a formal protest to the IRS for each matter. The IRS assigned our case to an IRS Appeals Officer and the appeals process commenced during the second quarter of 2011. In the third quarter of 2011, the IRS withdrew the proposed adjustment relating to equity compensation of $1.7 million resulting in no additional tax liability. This reduces the amount of the additional tax proposed by the IRS for the tax years ended December 31, 2005 through December 31, 2007 to approximately $17.3 million. We intend to continue to defend our position on the remaining matters at the IRS Appeals Office, including through litigation if required. We expect the appeals process to continue throughout the remainder of 2011. While the timing of the ultimate resolution of these remaining matters cannot be reasonably estimated at this time, we may be required to make additional payments in order to resolve these matters.

The IRS has identified and is aggressively pursuing cost sharing arrangements between domestic and international subsidiaries, including the amount of the cost sharing buy-in, as a potential area for audit exposure for many companies. If this matter is litigated or the position proposed by the IRS is otherwise sustained, our results of operations for the periods when any additional tax liability is incurred could be materially and adversely affected particularly because we have not accrued for any potential liability relating to this matter based on GAAP. We also cannot predict what impact an adverse result could have on our future income tax rate, which could adversely impact our results of operations.

Any failure to protect our proprietary technology would negatively impact our business.*

Intellectual property is critical to our success, and we rely upon patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our Websense brands. We rely on trade secrets to protect technology where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, collaborators and consultants to enter into confidentiality agreements, we cannot assure that these agreements will not be breached or that we will have adequate remedies for any breach. We may not be able to adequately protect our trade secrets or other proprietary information in the event of any unauthorized use or disclosure, or the lawful development by others of such information. Any intentional disruption and/or the unauthorized use or publication of our trade secrets and other confidential business information, via theft or a cyber-attack, could adversely affect our competitive position, reputation, brand and future sales of our products.

We have registered our trademarks in several countries and have registrations for the Websense trademark pending in several other countries. Effective trademark protection may not be available in every country where our products are available. Furthermore, any of our trademarks may be challenged by others or invalidated through administrative process or litigation.

We currently have 31 patents issued in the United States and 26 patents issued internationally, and we may be unable to obtain further patent protection in the future. We have other pending patent applications in the United States and in other countries. We cannot ensure that:

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As we expand our product offerings in the data loss and security area where larger companies with large patent portfolios compete, the possibility of an intellectual property claim against us grows. We may receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights and trademarks. For example, on July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that our Web filtering and Web Security Gateway products infringe a patent owned by Finjan and seeks damages and injunctive relief. Any such claim, including Finjan’s claim, with or without merit, could result in costly litigation and distract management from day-to-day operations and may result in us deciding to enter into license agreements to avoid ongoing patent litigation costs. If we are not successful in defending such claims, we could be required to stop selling our products, redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers. Such arrangements may cause our operating margins to decline.

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

Acquisitions involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel of the acquired company;

•	potential loss of customers and OEM relationships of the acquired company;

•	diversion of financial and management resources from existing operations and core businesses;

•	risks associated with entrance into new markets;

•	potential loss of key employees of the acquired company;

•	integrating personnel with diverse business and cultural backgrounds;

•	preserving the development, distribution, marketing and other important relationships of the companies;

•	assuming liabilities of the acquired company, including debt and litigation;

•	inability to generate sufficient revenues from newly acquired products and/or cost savings needed to offset acquisition related costs; and

•	the continued use by acquired companies of accounting policies that differ from GAAP.

Acquisitions may also cause us to:

•	issue equity securities that would dilute our current stockholders’ percentage ownership;

•	assume certain liabilities, including liabilities that were not detected at the time of the acquisition;

•	incur additional debt, such as the debt we incurred to partially fund the acquisition of SurfControl in October 2007;

•	make large and immediate one-time write-offs for restructuring and other related expenses;

•	become subject to intellectual property or other litigation; and

•	create goodwill and other intangible assets that could result in significant impairment charges and/or amortization expense.

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

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.*

Our success depends largely upon the continued services of our executive officers and other key management personnel and our ability to recruit new personnel to executive and key management positions. As we have publicly announced, our former Chief Financial Officer, Arthur S. Locke III, resigned in September 2011 and we are in the process of recruiting a new Chief Financial Officer who would assume those duties from our current General Counsel and Chief Administrative Officer, Michael A. Newman, who is now also serving as our interim Chief Financial Officer. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products and technologies. We do not have employment agreements with our executive officers, key management or development personnel that would prevent them from terminating their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, results of operations and financial condition. In such an event we may be unable to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth.*

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The volatility of our stock price and our results of operations may from time to time adversely affect our ability to recruit or retain employees. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our revenues may be negatively impacted and our business and future growth prospects could be severely harmed.

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

Although we believe we have taken appropriate actions to remediate the material weaknesses, we cannot assure you that we will not discover other material weaknesses applicable to both future and past reporting periods. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be harmed.

The restatement of our historical financial statements may affect stockholder confidence, may consume a significant amount of our time and resources and may have a material adverse effect on our business and stock price.*

We have restated our consolidated financial statements and related disclosures for fiscal years ended December 31, 2007, 2008 and 2009. A restatement may affect investor confidence in the accuracy of our financial disclosures and may result in a decline in stock price and stockholder lawsuits related to the restatement. We cannot guarantee that we will not be affected in this way.

The restatement process was also highly time and resource-intensive and involved substantial attention from management and significant legal and accounting costs. Although we have now completed the restatement, we cannot guarantee that we will not receive inquiries from the SEC or the Nasdaq Stock Market, Inc. (“NASDAQ”) regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC or NASDAQ as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

Compliance with regulations relating to corporate governance, accounting principles and public disclosure may result in additional expenses.

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

Some provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as some provisions of Delaware law, may discourage, delay or prevent third parties from acquiring us, even if doing so would be beneficial to our stockholders. For example, our amended and restated certificate of incorporation provides that stockholders may not call stockholder meetings or act by written consent. Our amended and restated bylaws provide that stockholders may not fill board of director vacancies and further provide that advance written notice is required prior to stockholder proposals. Each of these provisions makes it more difficult for stockholders to obtain control of our board of directors or initiate actions that are opposed by the then current board of directors. Additionally, we have authorized preferred stock that is undesignated, making it possible for the board of directors to issue up to 5,000,000 shares of preferred stock with voting or other rights and preferences that could impede the success of any attempted change of control. Delaware law also could make it more difficult for a third party to acquire us. Section 203 of the Delaware General Corporation Law has an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging attempts that might result in a premium over the market price of the shares of common stock held by our stockholders.

Our 2010 Credit Agreement accelerates and becomes payable in full upon a change of control, which is defined generally as a person or group acquiring 35% of our voting securities or a proxy contest that results in changing a majority of our board of directors. These consequences may discourage third parties from attempting to acquire us.

We do not intend to pay dividends.

We have not declared or paid any cash dividends on our common stock since we have been a publicly traded company. We currently intend to retain any future cash flows from operations to fund growth, pay down our senior 2010 Credit Facility and repurchase shares of our common stock, and therefore do not expect to pay any cash dividends in the foreseeable future. Moreover, we are not permitted to pay cash dividends under the terms of our 2010 Credit Facility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs (2)
July 1 - July 31, 2011	320,500	$26.04	18,168,186	5,831,814
August 1 - August 31, 2011	400,000	$20.48	18,568,186	5,431,814
September 1 - September 30, 2011	456,344	$18.50	19,024,530	4,975,470
Total	1,176,844	$21.23	19,024,530	4,975,470

1.	All share purchases were made in open market transactions under our 10b5-1 stock repurchase plans.
2.	In April 2003, we announced that our board of directors authorized a stock repurchase program of up to 4 million shares of our common stock. In August 2005, we announced that our board of directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 8 million shares. In July 2006, we announced that our board of directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 12 million shares. In January 2010, we announced that our board of directors increased the size of the stock repurchase program by an additional 4 million shares, for a total program size of up to 16 million shares. In October 2010, we announced that our board of directors increased the size of the stock repurchase program by an additional 8 million shares, for a total program size of up to 24 million shares. The stock repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time by our board of directors. In connection with the stock repurchase program, we adopted the 2009 Repurchase Plans in August 2009. The 2009 Repurchase Plans initially provided for purchases of up to an aggregate of $7.5 million of our common stock per calendar quarter in open market transactions beginning in October 2009. In November 2010, our board of directors approved an increase to the value of shares to be repurchased under the 2009 Repurchase Plans from an aggregate of $7.5 million to $25 million per calendar quarter effective as of January 1, 2011. Depending on market conditions and other factors, including compliance with covenants in our 2010 Credit Agreement, purchases by our agents under the 2009 Repurchase Plans may be suspended at any time, or from time to time. The remaining shares authorized for repurchase under our stock repurchase program as of September 30, 2011 was 4,975,470.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(3)	Separation Agreement, dated September 6, 2011, by and between Websense, Inc. and Arthur S. Locke III.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to our Current Report on Form 8-K filed on June 19, 2009.
(2)	Filed as an exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.
(3)	Filed as exhibit to our Current Report on Form 8-K filed on September 6, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: November 4, 2011	By:	/s/ GENE HODGES
Gene Hodges
Chief Executive Officer

	By:	/s/ MICHAEL A. NEWMAN
Date: November 4, 2011		Michael A. Newman
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(3)	Separation Agreement, dated September 6, 2011, by and between Websense, Inc. and Arthur S. Locke III.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to our Current Report on Form 8-K filed on June 19, 2009.
(2)	Filed as an exhibit to our Registration Statement on Form S-1/A (No 333-95619) filed on March 23, 2000.
(3)	Filed as exhibit to our Current Report on Form 8-K filed on September 6, 2011.