Form 10-K
period 2011-12-31
WEBSENSE INC
filed 2012-02-23
CIK 1098277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of June 30, 2011 was approximately $919.7 million (based on the closing price for shares of the registrant’s Common Stock as reported by the NASDAQ Stock Market for that date). Shares of Common Stock held by each officer, director and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The identification of 10% or greater stockholders as of June 30, 2011 is based on Schedule 13G and/or Schedule 13D reports publicly filed before June 30, 2011. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of February 15, 2012 was 37,692,408.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 31, 2012 are incorporated by reference into Part III of this report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2011.

Websense, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2011

PART I

Forward-Looking Statements

This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

•	anticipated trends in revenues and billings;

•	plans, strategies and objectives of management for future operations;

•	growth opportunities in domestic and international markets;

•	reliance on indirect channels of distribution;

•	anticipated product enhancements or releases;

•	customer acceptance and satisfaction with our products, services and fee structures;

•	expectations regarding competitive products and pricing;

•	risks associated with launching new product offerings;

•	changes in domestic and international market conditions;

•	risks associated with fluctuations in currency exchange rates;

•	the impact of macroeconomic conditions on our customers;

•	expected trends in expenses;

•	anticipated cash and intentions regarding usage of cash;

•	risks related to compliance with the covenants in our credit agreement;

•	changes in effective tax rates, laws and interpretations and statements related to tax audits;

•	risks related to changes in accounting interpretations or accounting guidance;

•	the volatile and competitive nature of the Internet and security industries; and

•	the success of our marketing programs and brand development efforts.

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

Websense®, our corporate logo, TRITONTM, V-SeriesTM, V5000TM, V10000TM, X-SeriesTM, ThreatSeeker®, Security LabsTM, PreciseIDTM, SurfControl® and SurfControl RiskFilter® are trademarks of Websense. All other brand names or trademarks appearing in this report are the property of their respective holders.

In this report, “Websense,” the “Company,” “we,” “us” and “our” refer to Websense, Inc., and our wholly owned subsidiaries, unless the context otherwise provides.

2011 ANNUAL REPORT	1

Item 1.	Business

Overview

We are a global provider of unified Web, email and data security solutions designed to protect an organization’s data and users from external and internal threats, including modern cyber-threats, advanced malware attacks, information leaks, legal liability and productivity loss. Our customers deploy our subscription software solutions on standard servers or other information technology (“IT”) hardware, including our optimized appliances, as a cloud-based service (software-as-a-service or “SaaS”) offering, or in a hybrid hardware/SaaS configuration. Our products and services are sold worldwide to provide content security to enterprise customers, small and medium sized businesses (“SMBs”), public sector entities, and Internet service providers through a network of distributors, value-added resellers and original equipment manufacturers (“OEMs”).

Organizations rely on the Internet and email to conduct business, and frequently send critical or confidential information outside their network perimeters as part of their established business processes. Accelerating use of rich Web-based applications with real-time interaction, social Web sites with user-generated content, and the rise of cloud-based services, are increasing the volume and value of information transmitted across the Internet. At the same time, the cost and number of security breaches involving data loss has increased, and regulatory compliance requirements have become more stringent. These trends support the need for unified, organization-wide Web and email security solutions that include data loss prevention capabilities and address the dynamic nature of both content and cyber-threats.

Websense has evolved from a reseller of network security products to a leading developer and provider of IT security software solutions. Our first commercial software product was released in 1996 and controlled employee access to inappropriate Web sites. Since then, we have focused on developing our Web filtering and content classification capabilities to address changes in the Internet and the external threat environment, including the rise of Web-based social and business applications and the growing incidence of sophisticated, targeted cyber-attacks designed to steal valuable information. In 2008, we introduced the first products under our TRITON security architecture, the Websense Web Security Gateway with dynamic content categorization and advanced malware protection, and the Websense Data Security Suite for monitoring and protecting an organization’s valuable data assets. Since then, we have extended the TRITON platform with the introduction of the Websense Email Security Gateway and the Websense TRITON Security Gateway (combined Web, email and data security), incorporated our enterprise data loss prevention engine and policy controls in all three TRITON security gateways, added deployment options with the V10000, V5000 and X10G appliances and integrated SaaS capabilities. Our TRITON content security solutions utilize a common management and reporting console that unifies security policies and enforcement across an organization and reduces the total management burden on IT departments.

Our products use our advanced content classification, deep content inspection, and policy management technologies to:

•

prevent access to undesirable and dangerous elements on the Web, including Web pages that download viruses, spyware, keyloggers, hacking tools and an ever-increasing variety of malicious code, and Web sites that contain inappropriate content;

•	identify and remove malware from incoming Web content;

•	manage the use of social Web sites;

•	manage the use of non-Web Internet traffic, such as peer-to-peer communications and instant messaging;

•	prevent misuse of computing resources, including unauthorized downloading of high-bandwidth content;

•	inspect the content of encrypted Web traffic to prevent data loss, malware and access to Web sites with inappropriate content;

2	2011 ANNUAL REPORT

•	filter spam, viruses and malicious attachments from incoming email and instant messages; and

•	protect against data loss by identifying and categorizing sensitive or confidential data and enforcing pre-determined policies regarding its use and transmission within and outside an organization.

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

Industry Background

Many organizations use the Internet as an integral part of their computing infrastructure, expanding their use of the Web to enable mission-critical applications such as customer relationship management, accounting, employee benefits, collaborative research and development and more. Many employees also use their organization’s computing resources for recreational “Web-surfing,” social networking, peer-to-peer file sharing, instant messaging and other personal matters.

As organizations create collaborative virtual networks with their customers, suppliers, technology partners and other stakeholders, they increase the value and volume of confidential and sensitive data that travels across these networks. The growing adoption of cloud-based IT architectures, SaaS offerings, and mobile devices further obscures the boundaries of organizations’ networks and increases the amount of sensitive data stored outside an organization’s network. Steady growth in business use of social networking sites, which are characterized by dynamic user-managed content that is vulnerable to malware injection, increases exposure to cyber-threats. At the same time, cyber-attacks targeting data have increased in sophistication, as well as scale and frequency. Securing confidential data in this environment has become a top priority for IT executives, but the success of recent high-profile cyber-attacks demonstrates that traditional security solutions that are focused on network perimeters are ineffective.

To build a sound defense against modern threats, organizations must implement security that monitors both inbound and outbound network traffic (Web pages, emails, and attached documents) for content, context and data, as well as the behavior of any embedded applications. Real-time analysis and dynamic categorization of internal data, Web content, email content, and embedded applications are necessary to keep up with the social Web, newly created internal information, and mutating cyber-threats. Enforcement policies must be user-, content- and destination-aware to provide adequate protection without hindering established business processes, and policies must extend across both the Web and email communication channels. As a result, we believe there is a significant opportunity for IT security solutions that unify Web security, email security and data loss prevention technologies to continuously monitor network traffic and apply policies based on deep content analysis and dynamic categorization.

Our Products and Services

Overview of our Solutions

Our products are designed to provide content security by protecting an organization’s data and users from modern cyber-threats and advanced malware attacks, information leaks, legal liability and productivity loss, and can be grouped into three categories:

•	Web filtering and Web security solutions that protect against Web-based malware and targeted cyber-attacks, and prevent access to inappropriate content;

2011 ANNUAL REPORT	3

•	email security solutions that filter spam, malicious links, inappropriate images and malware from inbound email; and

•

data security solutions that discover the location of sensitive data within the network, monitor and prevent the movement of sensitive data in outbound Web and email traffic and at the desktop to enforce policies and prevent information leaks.

We released our first Web filtering software product in 1996 and have continually refined our Web filtering solution throughout the years to provide organizations the ability to restrict access to inappropriate Web content and to Web sites identified as security risks. Our Web filtering solution is highly scalable and utilizes the same database and classification technologies that can be found in our more advanced and integrated content security solutions. In 2007, we expanded our portfolio of software products to include email and data security offerings, establishing Websense as a leading provider of content security software solutions.

In April 2010, we integrated the management of our advanced Web, email and data security solutions on the TRITON management console to deliver unified visibility and policy management across Web, email and internal network communications. Collectively, these products allow IT administrators to protect against modern cyber-threats, targeted cyber-attacks, and information leaks, as well as mitigate the risks of legal liability and productivity loss associated with unmanaged Web use.

Our Web and email security software solutions are available installed on standard servers or other IT hardware, including pre-installed on a Websense-optimized appliance, as SaaS offerings, and in hybrid hardware/SaaS configurations. Our data security technologies are available as functionality integrated within our TRITON Web and email security gateways and SaaS offerings, or may be implemented separately as server-based software. All Websense security solutions include several reporting modules to meet the information needs of different management groups.

We sell subscriptions to our software and SaaS products generally in 12, 24 or 36 month durations, based on the number of seats or devices managed. Our TRITON content security solutions, including our TRITON security gateways, our data loss prevention products, SaaS offerings and related appliances, accounted for 54% of billings in 2011, compared with 40% in 2010 and 28% in 2009. Billings from subscriptions to our legacy Web filtering solutions, including the Websense Web Filter and Websense Web Security Suite, accounted for 46% of billings in 2011 and the majority of billings in 2010 and 2009. We expect sales of our TRITON solutions will be the primary driver of our billings and revenue growth for several years, while the percentage of our billings derived from our Web filtering products will continue to decline. Billings represent the amount of subscription contracts, OEM royalties and appliance sales billed to customers during the applicable period. See “Item 7 – Managements’ Discussion and Analysis of Financial Condition and Results of Operation” for further detail regarding our use of the billings measurement.

Websense TRITON Solutions

Our TRITON security platform provides advanced content security by integrating our Web, email and data security technologies in a single unified security architecture designed to reduce security risks, improve compliance, protect data, improve productivity and mitigate legal liability at a reduced overall cost of ownership. At the core of the TRITON architecture is the Advanced Classification Engine (ACE), which scans inbound and outbound Web and email traffic and uses advanced analytics and contextual awareness to identify and classify security threats, sensitive internal data, and inappropriate content in real-time. The TRITON management console unifies policies and enforcement across an organization for Web, email and internal network traffic, creating a consistent security profile and reducing the overall cost of management.

Our TRITON content security solutions include Web, email and combined security gateways with or without integrated data loss prevention, along with functionally equivalent SaaS solutions, Websense-optimized appliances for mid-sized and enterprise-class organizations, and stand-alone enterprise data security solutions.

4	2011 ANNUAL REPORT

TRITON Web Security

Websense Web Security Gateway is a Web security solution that combines traditional Web filtering with dynamic content scanning and classification using our ACE Classification Engine. The ACE Classification Engine uses analytics generated by our ThreatSeeker Network, which scans billions of Web sites, emails and other content to identify new threats. The analytics used by the ACE Classification Engine detect and block new and uncategorized threats and inappropriate content. Additionally, our Websense Security Labs technology populates our master database of uniform record locators (“URLs”), protocols, applications and malware using a proprietary process of automatic content assessment and classification, with manual verification as necessary. With our Web Security Gateway, customers can proactively discover and mitigate new security risks, block dangerous malware, prevent access to inappropriate content, and manage social networking use, while still enabling the use of Web-based tools and applications for business and other productive use.

Our Web Security Gateway can be deployed on standard servers or other IT hardware or on a Websense-optimized appliance. Websense Web Security Gateway Anywhere expands our Web Security Gateway product with the addition of our enterprise data security engine and hybrid SaaS deployment options, all managed from the TRITON management console. Integrated data security technology protects against data leaks via the Web by monitoring outbound Web traffic and enforcing customer-specific data security policies. Hybrid hardware and SaaS deployment allows IT administrators to implement policies across the organization, regardless of the location of the user or mobile device.

TRITON Email Security

Websense Email Security Gateway is an appliance-based gateway solution that scans outbound and inbound email traffic to perform content filtering and policy enforcement within an organization. Our email software blocks threats such as spam, phishing attacks and viruses, and protects confidential data within email and attachments, providing compliance functionality and enterprise-grade data security, all managed from the TRITON management console. Integrated data security technology protects against data leaks via email by monitoring outbound email traffic, including attachments, and enforcing customer-specific data security policies. Our Email Security Gateway can be deployed on standard servers or other IT hardware or on a Websense-optimized appliance. Websense Email Security Gateway Anywhere expands our Email Security Gateway product with the addition of our hybrid SaaS deployment options. Hybrid hardware and SaaS deployment allows IT administrators to prefilter inbound email traffic in the cloud for malware and spam, and filter outbound emails for content and data loss prevention.

TRITON Cloud Security

The SaaS deployment model eliminates the need for customers to maintain an on-site server-based solution and provides centralized policy management for any type of IT environment, including environments with remote locations, home offices, and mobile devices. Websense cloud security provides real-time security scanning and content classification and is functionally equivalent to our server-based solutions. The services include advanced features such as clientless authentication for users, a lightweight endpoint client to prevent users from bypassing security controls. Our Web and email SaaS solutions are managed from the TRITON management console in the cloud and can be deployed as complete filtering and security solutions, or layered with existing server-based Web and email security solutions to provide additional protection from malware and undesirable content.

Websense Cloud Web Security. Websense Cloud Web Security directs customer Web traffic to our centralized servers and enforces the same security and acceptable use policies to mobile and remote users that are applied to server-based users.

Websense Cloud Web Security Gateway. Websense Cloud Web Security Gateway combines traditional Web filtering with dynamic content scanning and classification by our ACE Classification Engine, with in-the-cloud deployment to protect against both previously known and new unclassified threats. With Websense

2011 ANNUAL REPORT	5

Cloud Web Security Gateway, customers can proactively discover and mitigate new security risks, block dangerous malware, prevent access to inappropriate content, and manage social networking use, while still enabling the use of Web-based tools and applications for business and other productive use.

Websense Cloud Email Security. Websense Cloud Email Security directs customer email traffic to our centralized servers. Incoming email traffic is scanned for spam, inappropriate content, malicious links and embedded malware without the need for a customer to install software on an on-premise server, eliminating undesirable content before it reaches a customer’s network. Our service will also encrypt emails containing sensitive data before forwarding such email to its destination.

Websense Data Security

Our data security solutions protect against the loss of confidential information and data due to internal threats, such as inadequate business process controls, employee error and malfeasance, and external threats, such as theft by undetected malicious code embedded in the network. In addition to offering stand-alone data security solutions, we have integrated our data security policy controls with our Web and email security solutions under the TRITON architecture. This integrated approach allows managers to set comprehensive internal and external data use policies that enable critical business processes while preventing unauthorized transmission of sensitive data via email or the Web, or by download to devices utilizing the universal serial bus (“USB”) protocol or other exchange technologies.

Websense Data Security Suite is an integrated data security solution that protects against data loss by identifying and categorizing sensitive or confidential data based on its characteristics, monitoring the movement of sensitive data throughout the network and enforcing pre-determined usage and movement policies. Additionally, the Websense Data Security Suite can be managed with the TRITON management console for an integrated content security solution that extends beyond the internal network. Customers can also purchase modules of the Websense Data Security Suite separately as they develop and deploy their data security policies.

Websense Data Security Suite:

•	discovers and identifies data stored on a network-connected device (data-at-rest);

•

monitors and prevents sensitive data from unauthorized distribution in outgoing and internal communications, including transmission through traditional and Web-based email, instant messaging and file and hypertext transfer protocols (data-in-motion);

•	automates enforcement of policies for data-in-motion to authorized recipients;

•	monitors and prevents unauthorized copying of highly sensitive files to USB devices and other portable media, or printing to hardcopy paper; and

•	audits and reports the distribution and use of confidential data against regulatory and internal security policy requirements.

Separate modules include:

•

Websense Data Discover. Websense Data Discover remotely scans specified network files, shared drives, databases, email servers, data repositories, and desktops to discover and classify confidential data. Data Discover enforces data protection policies by applying actions including encryption, file removal, file replacement, notification, auditing, logging, and custom scripts.

•

Websense Data Security Gateway. Websense Data Security Gateway offers network-based data loss protection, securing sensitive data from inadvertent or deliberate transmission outside the network. It monitors not only common network channels of communication such as Web and email, but also file transfer protocols, instant messaging, peer-to-peer communications, and other forms of communication for sensitive data.

6	2011 ANNUAL REPORT

•

Websense Data Endpoint. Websense Data Endpoint extends the visibility and control to client endpoints to identify what data is confidential, who is using the data, how it is being used and where the data is being transferred. Websense Data Endpoint enables organizations to enforce policies in the endpoint environment.

The Websense Data Security Suite includes built-in policy templates for simple policy creation and a sophisticated policy engine to address the most common compliance requirements for United States federal and state regulations, as well as industry regulations such as the Payment Card Industry Data Security Standard (PCI DSS) and Check 21 Act, Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA), and international government and banking regulations for the European Union, United Kingdom, Israel, South Africa, Australia and Singapore. These templates are automatically updated as regulations change.

TRITON Combined Security Solutions

Websense TRITON Security Gateway. Websense TRITON Security Gateway combines the functionality of the Web and email security gateways into one consolidated gateway solution consisting of a unified platform, unified content analysis, and unified management capabilities. Security analytics powered by our ACE Classification Engine provides malware protection and data loss prevention. Websense TRITON Security Gateway is available on our appliances and in a hybrid deployment which combines our optimized appliance and our SaaS platform to extend security policies to remote offices, users and devices efficiently.

Websense TRITON Enterprise. Websense TRITON Enterprise provides security to organizations seeking a highly flexible, scalable, and effective solution designed to provide Web, email and data security across the enterprise, from the desktop to mobile users. Websense TRITON Enterprise includes the entire Websense TRITON solution portfolio, including Web and email security gateways with built-in data security, SaaS Web and email security offerings, and end-point data loss prevention.

Appliances

V-Series. Our V-Series appliances, including our V10000 and V5000 appliances are standard server platforms optimized for our security software products. They offer a combination of performance and flexibility that simplifies deployment of our solutions for our customers by consolidating multiple security functions in a single hardware platform. V-Series appliances significantly reduce deployment time and operational costs of the Websense TRITON Security Gateways, while meeting scalability requirements for small and mid-sized enterprises. V-Series appliances also integrate with our SaaS platform to offer customers the flexibility to combine server-based and cloud-based solutions to maximize effectiveness for all users and devices, regardless of location.

X-Series. Our X-Series appliances utilize a modular chassis architecture to deliver large enterprises a highly available and scalable system with the necessary real-time data-aware contextual defenses that defend against advanced malware and prevent data theft of intellectual property. X-Series appliances are interoperable with our V-Series appliances and can be synchronized with our SaaS platform to allow an organization to deploy security policies to off-site users and to connect remote offices. Our first X-Series appliance, the X10G, was introduced in the fourth quarter of 2011 and includes a 10 gigabit Ethernet interface and supports up to 16 blades and scales from 10,000 to 100,000 users per chassis.

Web Filtering Solutions

Our Web filtering solutions mitigate the productivity loss and legal exposure associated with unmanaged employee Web use and prevent access to Web sites identified as security risks. These solutions are deployed in conjunction with an organization’s network gateway platform (such as a proxy server or firewall) and manage employee Web use by applying pre-determined policies to Web content classified in more than 95 categories in

2011 ANNUAL REPORT	7

our master database. The policy management software provides multiple options for monitoring, analyzing and reporting on Internet activity and the risks associated with employee computing.

Websense Web Filter

Websense Web Filter enables employers to proactively analyze, report and manage employee access to Web sites based on the content of the requested Web site. Our software application works in conjunction with network user directories and our database of categorized Web sites populated by our Security Labs technology and our Threatseeker Network to provide patented flexibility for managers when customizing, implementing and modifying Internet access policies for various groups, user types and individuals. A graphical user interface simplifies policy definition and implementation. Once policies have been established, the filtering software examines each Internet access request, determines the category of the requested Web site and applies the policies that have been defined by the customer. The breadth and specificity of our Web site categorization provide flexibility in selecting which types of material should be allowed, blocked or reported.

Websense Web Security Suite

Websense Web Security Suite combines the functionality and database categories of the basic Websense Web Filter with additional security-specific categories, as well as several additional services, including Real Time Security Updates. Websense Web Security Suite enables organizations to manage acceptable use policies and block access to sites associated with spyware, phishing, keylogging and other threats. Additionally, advanced application and network protocol controls mitigate risks associated with social networking applications, peer-to-peer communications and instant messaging applications, among others.

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

•

Real Time Security Updates. Real Time Security Updates use cloud-based technology to deliver security category updates as new Web and application-based threats are identified and categorized by Websense Security Labs and our ThreatSeeker Network.

Websense Web Security Suite can be deployed on standard servers or other IT hardware, including Websense-optimized appliances, or as a SaaS offering. The SaaS deployment model eliminates the need for the customer to maintain an on-site server-based solution and provides centralized policy management for any type of IT environment, including environments with remote locations, home offices, and mobile devices.

Additional Websense Products and Services

SurfControl Products

Through our acquisition of SurfControl plc (“SurfControl”) in October 2007, we acquired certain products for which we do not have long-term plans.

We continue to sell renewal subscriptions to SurfControl Web Filter and SurfControl Mobile Filter, and have enhanced these solutions by supplementing the SurfControl URL database with additional Web filtering and security coverage provided by Websense Security Labs and ThreatSeeker technology. We no longer accept new subscriptions to these products from customers. In addition, we continue to sell renewal subscriptions to SurfControl RiskFilter within China.

8	2011 ANNUAL REPORT

Additional Services

Standard Technical Support. Standard technical support is included with every software subscription and includes phone and email access to technical support engineers during normal business hours and unlimited access to My Websense, our secure Web portal, and the Websense Knowledgebase. The Knowledgebase includes constantly updated product-support related documentation, tutorials, articles and frequently asked questions, as well as on-line customer forums and technical and security alerts.

Premium Technical Support. Premium technical support augments standard technical support with access to global support centers twenty-four hours a day and seven days per week, via a dedicated telephone number and priority email support. This service targets one-hour response times for the highest severity issues. Premium technical support is required for Websense Web Security Gateways and Websense Data Security Suite implementations.

Mission Critical Support. Mission Critical Support combines all the benefits of premium technical support with superior technical response coordinated by a dedicated account manager. Mission critical support also includes architecture reviews, migration planning assistance, training recommendations and periodic account reviews.

Professional Services. Websense Professional Services assists customers through consulting engagements staffed by Websense certified engineers who assess, plan, design and optimize Websense Web, email or data security solutions for the customers’ business environment.

Customers

Our customers range from companies with as few as 10 employees to large global organizations, government agencies and educational institutions in approximately 150 countries around the world. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 28%, 31% and 30% of our revenues during 2011, 2010 and 2009, respectively. Ingram Micro sold subscriptions through approximately 1,200 resellers in North America in 2011.

Sales, Marketing and Distribution

Sales. Our sales strategy is to increase sales to new customers and increase subscription renewals, upgrades and other incremental business to existing customers by expanding our security offerings and increasing the number and productivity of the resellers and distributors who sell our products to end-user customers worldwide.

We sell our products and services primarily through multi-tiered indirect channels comprised of distributors and value-added resellers with substantial support from our internal sales team and sales engineers. For 2011, 2010 and 2009, indirect channel sales comprised over 90% of total billings and revenues. We expect that the large majority of our billings and revenues will continue to be derived from sales through indirect channels, including distributors and value-added resellers. We also have several arrangements with OEMs that grant the OEM customers the right to incorporate our products into their products for resale to end users.

In North America, we use Ingram Micro and Arrow Enterprise Computing Solutions to distribute our products and provide credit facilities, marketing support and other services to regional and local value-added resellers who sell to end-user customers. Our agreements with Ingram Micro and Arrow Enterprise Computing Solutions are not subject to any minimum sales obligations or obligations to market our products to existing customers. Both agreements are non-exclusive and either party to each agreement may terminate the agreement at any time without cause.

Internationally, we sell our products to distributors and resellers in approximately 130 countries, who in turn sell our products to customers in approximately 150 countries. No international distributor accounted for more

2011 ANNUAL REPORT	9

than 10% of our revenues in 2011. In 2011, 2010 and 2009, we derived approximately 50% of our revenues from international sales. Revenues generated in the United Kingdom comprised approximately 11%, 13% and 14% of our total revenues during 2011, 2010 and 2009, respectively. See Note 4 to the consolidated financial statements for further explanation of our revenues based on geography. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets. Our continuing reliance on sales in international markets exposes us to risks inherent in foreign sales. See “Item 1A. Risk Factors—Sales to customers outside the United States have accounted for a significant portion of our revenues, which exposes us to risks inherent in international sales.”

We also sell directly to resellers that specialize in security software through our Enterprise Alliance Partner program. These resellers work closely with a team of Websense territory managers and sales engineers to target potential customers and often build implementation services around our products, particularly our advanced TRITON content security solutions.

Our channel sales efforts are coordinated worldwide through an internal sales team of approximately 460 individuals located in our key markets. Our internal sales force focuses on new customer acquisition, strategic account management and lead generation for our channel partners. Certain customers, who are typically large organizations, from time to time require that we sell directly to them.

Marketing. Our marketing efforts are designed to increase recognition of Websense as a leading provider of unified Web, email and data security solutions, raise awareness of the potential risks to employees and sensitive data from unprotected use of the modern Web, and generate qualified sales leads for our channel partners. We provide potential customers and channel partners with free trials of our security software and appliances, typically for 30-day periods.

Our marketing activities are targeted toward business executives, including IT and information system security professionals, upper level management and human resources personnel. We actively manage our public relations programs, communicating directly with technology professionals and the media in an effort to promote greater awareness of the growing problems caused by modern cyber-threats, such as advanced malware attacks, viruses, spyware, phishing, and keylogging, as well as internal security threats such as the loss of confidential data and employee misuse of the Internet and other computing resources at work.

Our marketing initiatives include:

•	jointly marketing with our distributors to recruit additional value-added resellers and to increase awareness for Websense solutions with existing resellers;

•	advertising online and in high-technology trade magazines, management journals and other business-oriented periodicals;

•	participating in and sponsorship of trade shows and industry events;

•	providing subscriptions to security alerts from Websense Security Labs, which inform subscribers of newly identified security threats;

•	holding seminars, webinars, and training sessions for our sales organization and reseller partners, as well as customers and prospective customers;

•	holding speaking engagements on topics of interest to our customers and prospective customers;

•	utilizing our Web site and other social media outlets to communicate with our customers and provide product and company information to interested parties; and

•	distributing materials about Websense and our products, solutions, technologies, partnerships and benefits.

10	2011 ANNUAL REPORT

Technology Integrations. Our solutions integrate with a variety of network and IT platforms and our objective is for Websense security solutions to be effective in any network environment desired by a customer.

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

Our training services group delivers education, training, certification and pre-sales support to our resellers and customers. In 2010, we introduced the TRITON Solution Technical Enablement Program, an online and instructor-led training and certification program on Websense Web filtering and TRITON content security solutions, to enable our partners to deliver superior service and value to our joint customers.

Research and Development

We maintain research and development facilities in San Diego and Los Gatos, California; Reading, England; Beijing, China and Ra’anana, Israel. Our research and development department is divided into several groups, which include content operations, security research, software development, quality and assurance, and documentation. Individuals in different locations are grouped along product lines and work as part of cross-disciplinary teams designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. In 2011, 2010 and 2009, we spent approximately $58 million, $54 million and $53 million, respectively, on research and development activities.

Competition

The markets for our TRITON content security solutions and legacy Web filtering solutions is highly competitive, quickly evolving and subject to rapid technological change. Increased competition and pricing pressures generally could result in reduced sales, reduced renewals and/or declining seat counts from existing customers, reduced margins or failure of our products to achieve or maintain more widespread market acceptance. Competitors vary in size and in the scope and breadth of the products and services they offer. The competitive environments in which we operate and the principal competitors within each environment are described below.

TRITON Solutions for Content Security

Web Security. Our principal competitors offering Web security software solutions include companies such as McAfee (acquired by Intel), Symantec, Trend Micro, Check Point Software Technologies, Cisco Systems, Blue Coat Systems, Microsoft, Google, Webroot Software, SafeNet, Actiance, EdgeWave, FireEye, M86 Security, Clearswift, Sophos, Kaspersky Lab, AhnLab, IBM, Panda Security, F-Secure, Commtouch, CA Technologies, Juniper Networks, Black Box Network Services and Barracuda Networks.

Email Security. Our principal competitors offering messaging or email security solutions include companies such as McAfee, Symantec/Message Labs, Google, Cisco Systems, Barracuda Networks, SonicWALL, Trend Micro, Microsoft, Axway, Sophos, Proofpoint, Clearswift, Commtouch, Zix, WatchGuard Technologies, M86 Security, Webroot Software, EdgeWave, Zscaler and Fortinet.

Data Security. Our principal competitors offering data loss prevention solutions include companies such as Symantec, Verdasys, Trustwave, EMC, McAfee, IBM, Trend Micro, Proofpoint, Palisade Systems, CA Technologies, Raytheon, Intrusion, Fidelis Security Systems, GTB Technologies, Workshare, Check Point

2011 ANNUAL REPORT	11

Software Technologies and Code Green Networks; and companies offering desktop security solutions, such as Check Point Software Technologies, Cisco Systems, McAfee, Microsoft, Symantec, CA Technologies, Sophos, Webroot Software, IBM and Trend Micro.

Web Filtering Solutions

Our principal competitors offering Web filtering solutions, including through specialized security appliances, include companies such as McAfee, Symantec, Trend Micro, Check Point Software Technologies, Cisco Systems, Blue Coat Systems, Microsoft, Google, Webroot Software, SafeNet, Actiance, EdgeWave, FireEye, M86 Security, Clearswift, Sophos, Kaspersky Lab, AhnLab, IBM, Panda Security, F-Secure, Commtouch, CA Technologies, Palo Alto Networks, Fortinet, Barracuda Networks and SonicWALL.

We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle competitive products with their current products with no price increase to these current products. We compete against and expect increased competition from anti-virus software developers, firewall providers, traditional network management software developers, Web management service providers and providers of other software-based compliance solutions.

We believe that the principal competitive factors affecting the markets for our products include, but are not limited to:

• performance	• innovation
• quality	• customer support
• introduction of new products	• frequency of upgrades and updates
• brand name recognition and reputation	• lower cost of ownership
• price	• integration and manageability of products
• functionality	• threat research

We believe that we compete effectively in each of these areas. However, many of our current and potential competitors, such as Symantec, McAfee, Trend Micro, Cisco Systems, Check Point Software Technologies, Google and Microsoft, have significantly greater financial, technical, marketing or other resources. They may have significantly greater name recognition, established marketing and channel relationships, both in the United States and internationally, better access to SMB and enterprise customers, and a larger installed base of users. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the functionality of their products to address customer needs or may be acquired by a corporation with significantly greater resources. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Intellectual Property Rights

Our intellectual property rights are important to our business. We rely on a combination of trademark, copyright, patent and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and the Websense brands. We generally distribute our products under subscription agreements that grant customers a right to use our products and receive daily database updates for a specified time period and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. In addition, our policy is to enter into confidentiality and invention assignment agreements with all employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. These protections, however, may not be adequate to protect our intellectual property rights.

We have registered our Websense trademark in the United States, Japan, the European Union, Canada, Australia, China, Switzerland, Norway, Mexico, Colombia, Argentina, Singapore, South Africa, Taiwan, Brazil,

12	2011 ANNUAL REPORT

Iceland, India, Morocco, Peru, Chile, Hong Kong, Jordan, New Zealand, Russia and Turkey. In addition, we have registrations for other Websense trademarks pending in several countries. Effective trademark protection may not be available in every country where our products are available.

We seek to protect the source code of our products as trade secrets and as unpublished copyrighted works. We currently have 33 patents issued in the United States, 28 patents issued internationally, 35 patent applications pending in the United States and 88 pending international patent applications that seek to protect our proprietary database and certain Web filtering technologies, ThreatSeeker Web security technology, our ACE Classification Engine and data loss prevention and content distribution technology, including our PreciseID digital fingerprinting. No assurance can be given that any pending patent applications will result in issued patents. Our patents cover features of our product offerings that we believe help differentiate our products.

Employees

As of December 31, 2011, we had 1,502 employees worldwide, including 265 in cost of revenue departments, 615 in selling and marketing, 502 in research and development and 120 in administration. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Web Site Access to Securities and Exchange Commission Filings

We maintain a Web site at www.websense.com. The content of our Web site is not part of this Annual Report on Form 10-K. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available free of charge on our Web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

Executive Officers of the Registrant

Our executive officers and their ages as of February 15, 2012 are as follows:

Name	Age	Position(s)
Gene Hodges	60	Chief Executive Officer
John McCormack	52	President
Didier Guibal	50	Executive Vice President, Worldwide Sales
Michael A. Newman	42	Sr. Vice President, Interim Chief Financial Officer, General Counsel, Chief Administrative Officer and Corporate Secretary

Gene Hodges has been the Chief Executive Officer of Websense since January 2006, and was Websense’s President from January 2006 to April 2007. He has been a Director of Websense since January 2006. Prior to joining Websense, Mr. Hodges served as President of McAfee, Inc., a security technology company subsequently acquired by Intel Corporation in 2011, from November 2001 to January 2006. Mr. Hodges served as President of the McAfee Product Group from January 2000 to November 2001, and from August 1998 to January 2000, he served as Vice President of Security Marketing. Mr. Hodges received a B.A. in Astronomy from Haverford College and completed the Harvard Advanced Management Program for business executives.

John McCormack has served as President of Websense since April 2009. Previously, Mr. McCormack served as Senior Vice President, Product Development of Websense from July 2006 to April 2009. From October 2005 until May 2006, Mr. McCormack was Vice President of Engineering for Symantec, a publicly-traded security software company. Mr. McCormack joined Symantec through the acquisition of Sygate Technologies, Inc., a provider of network access software, where he was Senior Vice President of Product Development from May 2004 to October 2005. From 1997 to 2004, Mr. McCormack served in various capacities for Cisco Systems, Inc.,

2011 ANNUAL REPORT	13

a publicly-traded computer hardware and software company, most recently as General Manager of the Secure Managed Networks Business Unit. Mr. McCormack received his Master’s degree in Engineering Management from George Washington University and a B.S. in Computer Science from the University of New Hampshire.

Didier Guibal has served as Websense’s Executive Vice President, Worldwide Sales, since July 2009. Mr. Guibal was previously President of Panda Security, a provider of IT security solutions from April 2008 to October 2008. From May 2000 to January 2007, Mr. Guibal was a Vice President of Sales at Rightnow Technologies, Inc., a provider of SaaS enterprise solutions. From April 1996 to April 2000, Mr. Guibal was employed by McAfee, Inc., ultimately serving as Vice President of Sales-Americas. Mr. Guibal received his Master’s degree in Business from Sup de Co-Business School in Montpellier, France.

Michael A. Newman has served as Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary of Websense since December 2010, after serving as Websense’s Senior Vice President, General Counsel and Corporate Secretary since August 2007. Mr. Newman has also served as Websense’s interim Chief Financial Officer since September 2011. Mr. Newman was previously Websense’s Vice President and General Counsel from September 2002 to August 2007. From April 1999 to September 2002, Mr. Newman served in the legal department of Gateway, Inc., a publicly-traded personal computer manufacturer, and prior to that, Mr. Newman practiced as an attorney with Cooley LLP and Latham & Watkins LLP, two of California’s leading law firms. Mr. Newman received his B.S. in Business Administration from Georgetown University, and a J.D. from Harvard Law School.

Item 1A.	Risk Factors

In addition to the other information in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the following information in evaluating our business and our prospects. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occur, our business, financial condition, results of operations, and cash flows may be adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment in Websense.

Our future success depends on our ability to sell new, renewal and upgraded subscriptions to our security products.

We expect that a majority of our billings for 2012 will be derived from our TRITON content security solutions, including the TRITON security gateways, our data loss prevention products, SaaS offerings sold with or without appliances and related appliances. We also expect the percentage of our billings derived from our Web filtering products will decline in 2012 as many of our customers transition to our TRITON products or lower-priced products sold by our competitors. Our billings and revenue growth are dependent on sales of security products to new customers and to customers who upgrade products upon renewal, which must also offset declines in sales from the renewals of Web filtering subscriptions. We also depend upon enterprise customers for a substantial portion of our sales. If we cannot sufficiently increase our customer base with the addition of new customers and upgrade subscriptions for additional product offerings from existing customers or renew a sufficient number of customers, we will not be able to grow our business to meet expectations.

Subscriptions to our software and SaaS products generally have durations of 12, 24 or 36 months. Our billings and revenues depend upon maintaining a high rate of sales of renewal subscriptions and adding additional product offerings to existing customers as well as new customer sales. Our customers have no obligation to renew their subscriptions upon expiration, and if they renew, they may elect to renew for a shorter duration than the previous subscription period. As a result of macroeconomic conditions, our customers may

14	2011 ANNUAL REPORT

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

Volatility in the global economy and macroeconomic conditions may adversely impact our business, results of operations, financial condition or liquidity.

The global economy has experienced a period of unprecedented volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from governments and regulatory agencies worldwide. We believe that financial distress and associated headcount reductions implemented by certain of our end user customers have caused these customers to choose shorter contract durations and/or reduce the number of seats under subscription and in some cases, have caused customers not to renew contracts at all. While the number of distressed customers appears to have stabilized, we expect this trend to continue until and unless there is a broad worldwide economic recovery and positive job growth. These trends, most recently in continental Europe, have negatively impacted the duration and scope of contract renewals in certain countries or regions in the world and, in some cases, resulted in customer losses. Our average contract duration may be volatile as we seek contract renewals without eroding our average contract price for our products and seek to sell subscriptions to our TRITON and gateway security products which may have longer durations and may depend on product mix. Credit markets may also adversely affect our resellers through whom our distributors distribute products and limit the credit value-added resellers may extend to their customers. The volatility of currency exchange rates can also significantly affect sales of our products denominated in foreign currencies. In addition, events in the global financial markets may make it difficult for us to access the credit markets or to obtain additional financing or refinancing, if needed, on satisfactory terms or at all.

If our security gateway products, data loss prevention products, SaaS offerings and our appliance platforms are unable to achieve more widespread market acceptance our business will be seriously harmed, particularly as Web filtering products continue to commoditize.

Our ability to generate revenue growth depends on our ability to continue to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our security gateway offerings as our Web filtering products have become more of a commodity. We sell our TRITON and gateway security products to address emerging Web threats, Websense Web Security Gateway, as well as our V-Series and X-Series appliances pre-loaded with our software. We also sell the Websense Data Security Suite, our data loss prevention offering, Websense Cloud Web Security and Websense Cloud Email Security, our SaaS offerings, and Websense Email Security, our email filtering solution. We offer our products with TRITON, our unified Web, email and data security solution, which combines our products into a single platform. We continue to develop and release products in accordance with our announced product roadmap. We may not be successful in achieving market acceptance of these or any new products that we develop and may be unsuccessful in obtaining incremental sales as a result. If our products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we fail to continue to upgrade and diversify our products, we could lose revenues from renewal subscriptions for our Web filtering products as these products continue to suffer from commoditization.

Our V-Series and X-Series appliance platforms exposes us to risks inherent with the sale of hardware, to which we were not previously exposed as a software company.

With the launch of our V-Series appliances in 2009, we began selling products that are hardware-based and not solely software-based. Our appliances are manufactured by a single third-party contract manufacturer, and a single third-party logistics company provides logistical services, including product configuration and shipping.

2011 ANNUAL REPORT	15

Our ability to deliver our appliances to our customers could be delayed if we fail to effectively manage our third-party relationships or if our contract manufacturer or logistics provider experiences delays, disruptions or quality control problems in manufacturing, configuring or shipping the appliances. If our third-party providers fail for any reason to manufacture and deliver the appliances with acceptable quality, in the required volumes, and in a cost-effective and timely manner, it could be costly to us, as well as disruptive to product shipments. In addition, supply disruptions or cost increases could increase our cost of goods sold and negatively impact our financial performance. If we are required to change our contract manufacturer and/or logistics provider, we may be unable to deliver our appliances to our customers on a timely basis which could result in loss of sales and existing or potential customers and could adversely affect our business and operating results. Our appliance platforms may also face greater obsolescence risks than our pure software products.

Our revenues are derived almost entirely from sales through indirect channels and we depend upon these channels to create demand for our products.

Our revenues have been derived almost entirely from sales through multi-tiered indirect channels, including value-added resellers, distributors and OEM customers that sell our products to end users, providers of managed Internet services and other resellers. Although we rely upon these indirect channels of distribution, we also depend significantly upon our internal sales force to generate sales leads and sell products through the reseller network. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 28%, 31% and 30% of our revenues during fiscal years 2011, 2010 and 2009, respectively. Should Ingram Micro or any of our other distributors experience financial difficulties, difficulties in collecting their accounts receivable or otherwise delay or prevent our collection of accounts receivable from them, our revenues and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenues and cash flow could be adversely affected. Our indirect sales model involves a number of additional risks, including:

•	our resellers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	we cannot control the level of effort our resellers and distributors expend or the extent to which any of them will be successful in marketing and selling our products;

•

we cannot ensure that our channel partners will market and sell our newer product offerings such as our security-oriented offerings, our Web Security Gateway, our V-Series and X-Series appliances, our data loss prevention and email offerings, our SaaS offerings or our TRITON content security solutions;

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

16	2011 ANNUAL REPORT

changes to our internal ordering and partner management systems in order to effectively execute our multi-tiered distribution strategy. Any failure to properly and efficiently support our sales channels will result in lost sales opportunities.

Our quarterly operating results fluctuate significantly and these fluctuations may cause our stock price to fall.

Our quarterly operating results have varied significantly in the past, and will likely vary in the future. Many of these variations come from macroeconomic and cyclical changes causing fluctuations in our billings, revenues, operating expenses and tax provisions. Our billings depend in part on the number of subscriptions up for renewal each quarter and are affected by cyclical variations, with the fourth quarter generally being our strongest quarter in billings, and the first quarter generally being our lowest quarter for billings each fiscal year. Although a significant portion of our revenues in any quarter comes from previously deferred revenue, a meaningful portion of our revenues in any quarter depends on the number, size and length of subscriptions to our products that are sold in that quarter as well as our appliance sales which are, following January 1, 2011, fully recognized in the quarter in which they are sold. In addition, we have become increasingly dependent upon large orders which have a significant effect on our operating results during the quarter in which we receive them. The timing of such orders or the loss of an order is difficult to predict and sales expected in a quarter may not be completed until a subsequent quarter. The unpredictability of quarterly fluctuations is further increased by the fact that a significant portion of our quarterly sales have historically been generated during the last month of each fiscal quarter, with many of the largest enterprise customers purchasing subscriptions to our products nearer to the end of the last month of each quarter.

Our operating expenses may increase in the future if we expand our selling and marketing activities, increase our research and development efforts or hire additional personnel which could impact our margins. In addition, our operating expenses historically have fluctuated, and may continue to fluctuate in the future, as the result of the factors described below and elsewhere in this report:

•	changes in currency exchange rates impacting our international operating expenses;

•	timing of marketing expenses for activities such as trade shows and advertising campaigns;

•	quarterly variations in general and administrative expenses, such as recruiting expenses and professional services fees;

•	increased research and development costs prior to new or enhanced product launches; and

•

fluctuations in expenses associated with commissions paid on sales of subscriptions to our products which generally increase with billings growth in the short term because such expenses are recognized immediately upon sales of subscriptions while revenues are recognized ratably over the subscription term.

Consequently, these factors limit our ability to accurately predict our results of operations and the expectations of current or potential investors may not be met. If this occurs, the price of our common stock may decline.

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

2011 ANNUAL REPORT	17

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

From time to time, we are also audited by various state, federal and tax authorities of other countries in which we operate. Generally, the tax years 2005 through 2010 could be subject to examination by U.S. federal and most state tax authorities. We are currently under examination by the respective tax authorities for tax years 2005 to 2009 in the United States and for 2006 to 2010 in Israel. We also have various other on-going audits in various stages of completion. No outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and any appeals process.

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

During the first quarter of 2010, we were informed by the U.S. Internal Revenue Service (“IRS”) that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter which outlined all of their proposed audit adjustments and required us to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. We disagree with all of the proposed adjustments and have submitted a formal protest to the IRS for each matter. The IRS assigned our case to an IRS Appeals Officer and the appeals process commenced during the second quarter of 2011. In the third quarter of 2011, the IRS withdrew the proposed adjustment relating to equity compensation of $1.7 million, resulting in no additional tax liability. This reduced the amount of the additional tax proposed by the IRS for the tax years ended December 31, 2005 through December 31, 2007 to approximately $17.3 million. This amount excludes any interest, penalties or state income taxes, each of which may be significant, and represents approximately 56% of our net income for 2011 and approximately 23% of our cash and cash equivalents as of December 31, 2011. We intend to continue to defend our position on the remaining matters at the IRS Appeals Office, including through litigation if required. The timing of the ultimate resolution of these remaining matters cannot be reasonably estimated at this time and the appeals process is still ongoing as of the filing date of this Annual Report on Form 10K.

The IRS has identified and is aggressively pursuing cost sharing arrangements between related domestic and international subsidiaries, including the amount of the cost sharing buy-in, as a potential area for audit exposure for many companies. If this matter is litigated or the position proposed by the IRS is otherwise sustained, our results of operations for the periods when any additional tax liability is incurred could be materially and adversely affected particularly because we have not accrued for any potential liability relating to this matter based on GAAP. We also cannot predict what impact an adverse result could have on our future income tax rate, which could adversely impact our results of operations.

18	2011 ANNUAL REPORT

Fluctuations in foreign currency exchange rates could materially affect our financial results.

A significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies so if the U.S. dollar weakens, our consolidated operating expenses would increase. Conversely, our operating expenses would be lower if the U.S. dollar strengthens. These currency changes have the opposite impact on our revenues from international sales. Should the U.S. dollar strengthen, our products may become more expensive for our international customers with subscription contracts denominated in U.S. dollars, and as a result, our results of operations and net cash flows from international operations may be adversely affected.

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

The market for our products is intensely competitive and is likely to become even more so in the future. Our current principal Web filtering competitors frequently offer their products at a significantly lower price than our products, which has resulted in pricing pressures on sales of our basic Web filtering products and email filtering products and potentially could result in the commoditization of these products. We depend on our more advanced security solutions, such as our TRITON content security solutions, to replace and grow revenues from Web filtering subscriptions that are not renewed.

We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, enhance, develop and/or bundle products to include functions that are currently provided primarily by network security software. If network security functions become standard features of computer hardware or of operating system software or other software, our products may become obsolete and unmarketable, particularly if the quality of these network security features is comparable to that of our products. Furthermore, even if the network security and/or management functions provided as standard features by hardware providers or operating systems or other software is more limited than that of our products, our customers might accept this limited functionality in lieu of purchasing additional software. Sales of our products would suffer materially if we were then unable to develop new Web filtering, security and data loss prevention products to further enhance operating systems or other software and to replace any obsolete products.

Increased competition may also cause price reductions or a loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are unable to

2011 ANNUAL REPORT	19

maintain the current pricing on sales of our products or increase our pricing in the future, our results of operations could be negatively impacted. Even if our products provide greater functionality and are more effective than certain other competitive products, potential customers might accept this limited functionality. In addition, our own indirect sales channels may decide to develop or sell competing products instead of our products. Pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our products to achieve or maintain widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition. The competitive environments in which we operate and the principal competitors within each environment are described below.

TRITON Solutions for Content Security

Web Security. Our principal competitors offering Web security software solutions include companies such as McAfee (acquired by Intel), Symantec, Trend Micro, Check Point Software Technologies, Cisco Systems, Blue Coat Systems, Microsoft, Google, Webroot Software, SafeNet, Actiance, EdgeWave, FireEye, M86 Security, Clearswift, Sophos, Kaspersky Lab, AhnLab, IBM, Panda Security, F-Secure, Commtouch, CA Technologies, Juniper Networks, Black Box Network Services and Barracuda Networks.

Email Security. Our principal competitors offering messaging or email security solutions include companies such as McAfee, Symantec/Message Labs, Google, Cisco Systems, Barracuda Networks, SonicWALL, Trend Micro, Microsoft, Axway, Sophos, Proofpoint, Clearswift, Commtouch, Zix, WatchGuard Technologies, M86 Security, Webroot Software, EdgeWave, Zscaler and Fortinet.

Data Security. Our principal competitors offering data loss prevention solutions include companies such as Symantec, Verdasys, Trustwave, EMC, McAfee, IBM, Trend Micro, Proofpoint, Palisade Systems, CA Technologies, Raytheon, Intrusion, Fidelis Security Systems, GTB Technologies, Workshare, Check Point Software Technologies and Code Green Networks; and companies offering desktop security solutions, such as Check Point Software Technologies, Cisco Systems, McAfee, Microsoft, Symantec, CA Technologies, Sophos, Webroot Software, IBM and Trend Micro.

Web Filtering Solutions

Our principal competitors offering Web filtering solutions, including through specialized security appliances, include companies such as McAfee, Symantec, Trend Micro, Check Point Software Technologies, Cisco Systems, Blue Coat Systems, Microsoft, Google, Webroot Software, SafeNet, Actiance, EdgeWave, FireEye, M86 Security, Clearswift, Sophos, Kaspersky Lab, AhnLab, IBM, Panda Security, F-Secure, Commtouch, CA Technologies, Palo Alto Networks, Fortinet, Barracuda Networks and SonicWALL.

As we develop and market our products with an increasing security-oriented emphasis, we also face growing competition from security solutions providers. Many of our competitors within the Web security market, such as Symantec, McAfee, Trend Micro, Cisco Systems, Check Point Software Technologies, Google and Microsoft enjoy substantial competitive advantages, including:

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

20	2011 ANNUAL REPORT

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

In October 2010, we announced that we had entered into a senior credit facility (the “2010 Credit Agreement” or the “2010 Credit Facility”) and used the initial proceeds to repay our term loan and retire the 2007 amended and restated senior secured credit facility entered into in October 2007 (the “2007 Credit Agreement” or the “2007 Credit Facility”). The 2010 Credit Agreement contains affirmative and negative covenants, including an obligation to maintain a certain consolidated leverage ratio and consolidated interest coverage ratio and restrictions on our ability to borrow money, to incur liens, to enter into mergers and acquisitions, to make dispositions, to pay cash dividends or repurchase capital stock, and to make investments, subject to certain exceptions. An event of default under the 2010 Credit Agreement could allow the lenders to declare all amounts outstanding with respect to the agreement to be immediately due and payable. The 2010 Credit Agreement is secured by substantially all of our assets, including pledges of stock of certain of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. If the amount outstanding under the 2010 Credit Agreement is accelerated, the lenders could proceed against those assets and stock. Any event of default, therefore, could have a material adverse effect on our business. The 2010 Credit Agreement also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot ensure that we will meet those ratios.

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

We plan to continue to expand our international operations, but such expansion is contingent upon the financial performance of our existing international operations as well as our identification of growth opportunities. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

•	difficulties associated with managing a distributed organization located on multiple continents in greatly varying time zones;

•	potential loss of proprietary information due to misappropriation or foreign laws that may be less protective of our intellectual property rights;

•	requirements of foreign laws and other governmental controls, including trade and labor restrictions and related laws that reduce the flexibility of our business operations;

•	potential failures of our foreign employees or partners to comply with U.S. and foreign laws, including antitrust laws, trade regulations and anti-bribery and corruption laws;

•	political unrest, war or terrorism, particularly in areas in which we have facilities;

2011 ANNUAL REPORT	21

•	difficulties in staffing, managing, and operating our international operations, including difficulties related to administering our stock plans in some foreign countries;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	restrictions on our ability to repatriate cash from our international subsidiaries or to exchange cash in international subsidiaries into cash available for use in the United States; and

•	costs and delays associated with developing software in multiple languages.

Sales to customers outside the United States have accounted for a significant portion of our revenues, which exposes us to risks inherent in international sales.

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 50% of our total revenues generated during fiscal years 2011, 2010 and 2009. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

•	our ability to adapt to sales and marketing practices and customer requirements in different cultures;

•	our ability to successfully localize software products for a significant number of international markets;

•	laws in foreign countries may not adequately protect our intellectual property rights;

•	the significant presence of some of our competitors in some international markets;

•	laws and business practices favoring local competitors;

•	dependence on foreign distributors and their sales channels;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including tax laws and regulations and consumer protection and privacy laws; and

•	regional economic and political conditions, including civil unrest and adverse economic conditions in emerging markets with significant growth potential.

These factors could have a material adverse effect on our international sales. Any reduction in international sales, or our failure to further develop our international distribution channels, could have a material adverse effect on our business, results of operations and financial condition.

Security threats to our IT infrastructure could expose us to liability, and damage our reputation and business.

It is essential to our business strategy that our technology and network infrastructure remain secure and is perceived by our customers, distributors and resellers to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks by hackers and other security threats. As a provider of security solutions designed to provide content security by protecting an organization’s data and users, we may face cyber-attacks that attempt to penetrate our network security, including our data centers, to sabotage or otherwise disable our products and services, misappropriate our or our customers’ proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. If successful, any of these attacks could negatively affect our reputation as a provider of security solutions, damage our network infrastructure and our ability to deploy our products and services, harm our relationship with customers that are affected and expose us to financial liability.

22	2011 ANNUAL REPORT

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

We may spend significant time and money on research and development to enhance our TRITON management console, appliances, content gateway products, data loss prevention products and our SaaS offerings. If these products fail to achieve broad market acceptance in our target markets, we may be unable to generate significant revenues from our research and development efforts. As a result, our business, results of operations and financial condition would be adversely impacted.

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

2011 ANNUAL REPORT	23

Failure of our products to work properly or misuse of our products could impact sales, increase costs, and create risks of potential negative publicity and legal liability.

Our products are complex, are deployed in a wide variety of network environments and manage content in a dramatically changing world. Our products may have errors or defects that users identify after deployment, which could harm our reputation and our business. In addition, products as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of our products, and we expect to find such errors in the future. Because customers rely on our products to manage employee behavior to protect against security risks and prevent the loss of sensitive data, including confidential and proprietary information, any significant defects or errors in our products may result in negative publicity or legal claims. For example, an actual or perceived breach of network or computer security at one of our customers, regardless of whether the breach is attributable to our products, could adversely affect the market’s perception of our security products. Moreover, any actual security breach could result in product liability and related claims. Our subscription agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, however, it is possible, that such provisions may not be effective under the laws of certain jurisdictions, particularly in circumstances involving subscriptions without signed agreements from our customers.

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

In October 2010, we announced that we had entered into the 2010 Credit Agreement and that we used the initial proceeds to repay the term loan and retire the 2007 Credit Facility. Under the 2010 Credit Agreement, we

24	2011 ANNUAL REPORT

can borrow up to $120 million and use proceeds to fund share repurchases or other corporate purposes. We may increase the maximum aggregate commitment under the 2010 Credit Agreement to $200 million if certain conditions are satisfied, including that we are not in default under the 2010 Credit Agreement at the time of the increase and that we obtain the commitment of the lenders participating in the increase. If we should need to increase the aggregate commitment, it may not be possible to satisfy these conditions. The limitations the 2010 Credit Agreement imposes on us could have important consequences, including the following:

•	it may be difficult for us to satisfy our obligations under the 2010 Credit Agreement;

•	we may be less able to obtain other debt financing in the future;

•	we could be less able to take advantage of significant business opportunities, including acquisitions or divestitures, as a result of debt covenants under the 2010 Credit Agreement;

•	our vulnerability to general adverse economic and industry conditions could be increased;

•	we could be at a competitive disadvantage to competitors with less debt; and

•	we may be unable to continue to repurchase our securities due to certain financial covenants set forth in the 2010 Credit Agreement.

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

Intellectual property is critical to our success, and we rely upon patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our Websense brands. While we require employees, collaborators and consultants to enter into confidentiality agreements and include provisions in our subscription agreements with customers that prohibit the unauthorized reproduction or transfer of our products, we cannot assure that these agreements will not be breached or that we will have adequate remedies for any breach.

We rely on trade secrets to protect technology where we believe patent protection is not appropriate or obtainable and protect the source code of our products as trade secrets and as unpublished copyrighted works. We may not be able to adequately protect our trade secrets or other proprietary information in the event of any unauthorized use or disclosure, or the lawful development by others of such information. Any unauthorized disclosure of our source code or other trade secrets could result in the loss of future trade secret protection for those items. Additionally, any intentional disruption and/or the unauthorized use or publication of our trade secrets and other confidential business information, via theft or a cyber-attack, could adversely affect our competitive position, reputation, brands and future sales of our products.

We have registered our trademarks in various countries and have registrations for the Websense trademark pending in several countries. Effective trademark protection may not be available in every country where our products are available. Furthermore, any of our trademarks may be challenged by others or invalidated through administrative process or litigation.

We currently have 33 patents issued in the United States and 28 patents issued internationally, and we may be unable to obtain further patent protection in the future. We have other pending patent applications in the United States and in other countries. We cannot ensure that:

•	we were the first to conceive the inventions covered by each of our pending patent applications;

2011 ANNUAL REPORT	25

•	we were the first to file patent applications for these inventions;

•	any of our pending patent applications are not obvious or anticipated such that they will not result in issued patents;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any patents issued to us will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will not have a negative effect on our ability to do business.

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

Because we recognize revenues from subscriptions for our software products ratably over the term of the subscription, downturns in software subscription sales may not be immediately reflected in our revenues.

Most of our revenues come from the sale of subscriptions to our software products, including our SaaS offerings. Upon execution of a subscription agreement or receipt of royalty reports from OEM customers, we invoice our customers for the full term of the subscription agreement or for the period covered by the royalty report from OEM customers. We then recognize revenue from customers daily over the terms of their subscription agreements, or performance period under the OEM contract, as applicable, which, in the case of subscriptions, typically have durations of 12, 24 or 36 months. Even though new revenue recognition rules require us to recognize revenue from hardware sales in the current period that the sale is concluded, a majority of the revenues we report in each quarter will continue to be derived from deferred revenue from subscription agreements and OEM contracts entered into and paid for during previous quarters. Because of this financial model, the revenues we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products, before these downturns are reflected by declining revenues.

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

26	2011 ANNUAL REPORT

Acquisitions involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel of the acquired company;

•	potential loss of customers and OEM relationships of the acquired company;

•	diversion of financial and management resources from existing operations and core businesses;

•	risks associated with entrance into new markets;

•	potential loss of key employees of the acquired company;

•	integrating personnel with diverse business and cultural backgrounds;

•	preserving the development, distribution, marketing and other important relationships of the companies;

•	assuming liabilities of the acquired company, including debt and litigation;

•	inability to generate sufficient revenues from newly acquired products and/or cost savings needed to offset acquisition related costs; and

•	the continued use by acquired companies of accounting policies that differ from GAAP.

Acquisitions may also cause us to:

•	issue equity securities that would dilute our current stockholders’ percentage ownership;

•	assume certain liabilities, including liabilities that were not detected at the time of the acquisition;

•	incur additional debt;

•	make large and immediate one-time write-offs for restructuring and other related expenses;

•	become subject to intellectual property or other litigation; and

•	create goodwill and other intangible assets that could result in significant impairment charges and/or amortization expense.

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

2011 ANNUAL REPORT	27

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

Our success depends largely upon the continued services of our executive officers and other key management personnel and our ability to recruit new personnel to executive and key management positions. For example, we are in the process of recruiting a new Chief Financial Officer to assume this position from our General Counsel, Chief Administrative Officer and Corporate Secretary, Michael A. Newman, who is currently also serving as our interim Chief Financial Officer. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products and technologies. We do not have employment agreements with our executive officers, key management or development personnel that would prevent them from terminating their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, results of operations and financial condition. In such an event we may be unable to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

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

In our annual and quarterly reports (as amended) for the periods from December 31, 2008 through September 30, 2009, we reported material weaknesses in our internal control over financial reporting which related to our revenue recognition under OEM contracts and our computation of our income tax benefit for the year ended December 31, 2008. We took a number of actions to remediate these material weaknesses. As a result of an error in identifying a variance in our deferred tax assets in the fourth quarter of 2010, we reassessed the effectiveness of our disclosure controls and procedures for the year ended December 31, 2009 and the period from January 1, 2010 through September 30, 2010 and concluded that we continued to have a material weakness in the internal controls over the computation of our income tax provision. In the fourth quarter of 2010, we took additional remediation measures and concluded that the material weakness described above had been remediated as of December 31, 2010.

28	2011 ANNUAL REPORT

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

We restated our consolidated financial statements and related disclosures for fiscal years ended December 31, 2009, 2008 and 2007. We cannot be certain that the measures we have taken since we completed the restatement process will ensure that restatements will not occur in the future. A restatement may affect investor confidence in the accuracy of our financial disclosures and may result in a decline in stock price and stockholder lawsuits related to the restatement. We cannot guarantee that we will not be affected in this way.

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

If we fail to manage our internal growth in a manner that minimizes strains on our resources, we could experience disruptions in our operations that could negatively affect our revenues, billings and results of operations. We are pursuing a strategy of organic growth through introduction of new products, leveraging our two-tier distribution channels and international expansion. Each of these initiatives requires an investment of our

2011 ANNUAL REPORT	29

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

Our borrowings under the 2010 Credit Facility accelerates and becomes payable in full upon a change of control, which is defined generally as a person or group acquiring 35% of our voting securities or a proxy contest that results in changing a majority of our board of directors. These consequences may discourage third parties from attempting to acquire us.

We do not intend to pay dividends.

We have not declared or paid any cash dividends on our common stock since we have been a publicly traded company. We currently intend to retain any future cash flows from operations to fund growth, pay down the 2010 Credit Facility and repurchase shares of our common stock, and therefore do not expect to pay any cash dividends in the foreseeable future. Moreover, we are not permitted to pay cash dividends under the terms of the 2010 Credit Facility.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters and principal offices are located at a 122,000 square foot facility we lease in San Diego, California. The lease expires in December 2013, however, we have an option to extend the lease for an additional five years. Our international headquarters and offices are located in Dublin, Ireland. We lease additional office space in Los Gatos, California; Reading, England; Ra’anana, Israel; Sydney, Australia and Shanghai, Guangzhou and Beijing, China. We also have executive suite arrangements on monthly or annual terms, depending on the local market, relating to office space in the United Kingdom, Brazil, Dubai, France, Germany, Hong Kong, India, Italy, Japan, Singapore, Spain, Sweden, the Netherlands and Turkey.

Item 3.	Legal Proceedings

On July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that the Company’s making, using, importing, selling and/or offering for sale

30	2011 ANNUAL REPORT

Websense Web Filter, Websense Web Security and Websense Web Security Gateway infringes U.S. Patent No. 6,092,194 (“194 Patent”). Finjan, Inc. seeks an injunction from further infringement of the 194 Patent and damages. A hearing on the construction of the claims in the 194 Patent was held on January 30, 2012 and the court has not issued a ruling as of the filing date of this Annual Report on Form 10-K. The parties are currently engaged in discovery. We deny infringing any valid claims of the 194 Patent and intend to vigorously defend the lawsuit.

We are involved in various other legal actions in the normal course of business. Based on current information, including consultation with our lawyers, we have not accrued any liability that may result from any of our pending legal actions. Our evaluation of the likely impact of these actions could change in the future, we may determine that we are required to accrue for potential liabilities in one or more legal actions and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on our results of operations or cash flows in a future period. If we later determine that we are required to accrue for potential liabilities resulting from any of these legal actions, it is reasonably possible that the ultimate liability for these matters will be greater than the amount for which we have accrued at that time.

Item 4.	Mine Safety Disclosures

Not applicable.

2011 ANNUAL REPORT	31

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “WBSN.” The following table sets forth the range of high and low closing sale prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market. Such quotations represent prices without retail markups, markdowns or commissions.

	Years Ended December 31,
	2011		2010
	High	Low	High	Low
First Quarter	$23.23	$19.16	$24.29	$17.46
Second Quarter	26.02	22.56	24.96	18.90
Third Quarter	27.82	17.08	21.38	17.73
Fourth Quarter	19.77	15.63	22.39	17.18

To date, we have neither declared nor paid any cash dividends on our common stock. We currently intend to retain all future cash flows from operations, if any, for use in the operation and development of our business, for debt repayment and stock repurchases and, therefore, do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Moreover, we are not permitted to pay cash dividends under the terms of the 2010 Credit Agreement, subject to certain exceptions.

Holders

As of February 15, 2012, there were 16 holders of record of our common stock and we estimate that there were approximately 6,700 beneficial owners of our common stock that hold our shares in “street name” through brokerage firms, banks, dealers or similar organizations.

Issuer Purchases of Equity Securities

The following table sets forth information about purchases of our common stock during the quarter ended December 31, 2011:

Month	Number of Shares Purchased During Month(1)	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan(2)	Number of Shares that May Be Purchased Under the Plan(2)
October 1—October 31, 2011	425,300	$17.75	19,449,830	4,550,170
November 1—November 30, 2011	433,700	$17.90	19,883,530	4,116,470
December 1—December 31, 2011	528,291	$18.31	20,411,821	3,588,179
Total	1,387,291	$18.01	20,411,821	3,588,179

(1)	All share purchases were made in open market transactions under our 10b5-1 stock repurchase plans.
(2)

In April 2003, we announced that our board of directors authorized a stock repurchase program of up to four million shares of our common stock. In August 2005, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to eight million shares. In July 2006, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to 12 million shares. In January 2010, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to 16 million shares. In October 2010, we announced that our board of directors increased the size of the stock repurchase program by an additional eight million shares, for a total program size of up to 24 million shares. The stock repurchase

32	2011 ANNUAL REPORT

program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time by our board of directors. In connection with the stock repurchase program, we adopted two 10b5-1 stock repurchase plans (the “2009 Repurchase Plans”) in August 2009. The 2009 Repurchase Plans initially provided for purchases of up to an aggregate of $7.5 million of our common stock per calendar quarter in open market transactions beginning in October 2009. In November 2010, we increased the value of shares to be repurchased under the 2009 Repurchase Plans from an aggregate of $7.5 million to $25 million per calendar quarter effective as of January 1, 2011. In October 2011, we decreased the value of shares to be repurchased under the 2009 Repurchase Plans from an aggregate of $25 million to $20 million per calendar quarter effective as of January 1, 2012. The 2009 Repurchase Plans will expire on November 15, 2012, unless they are further extended by amendment. Depending on market conditions and other factors, including compliance with covenants in the 2010 Credit Agreement, purchases by our agents under the 2009 Repurchase Plans may be suspended at any time, or from time to time. We repurchased an aggregate of 4,787,302 shares in 2011. The remaining number of shares authorized for repurchase under our stock repurchase program as of December 31, 2011 was 3,588,179.

2011 ANNUAL REPORT	33

Item 6.	Selected Financial Data

The following table summarizes certain historical financial information at the dates and for the periods indicated prepared in accordance with GAAP. The consolidated statement of operations data for each of the years ended December 31, 2011, 2010 and 2009, and the consolidated balance sheet data as of December 31, 2011 and 2010, have been derived from our consolidated financial statements audited by Ernst & Young LLP, an independent registered public accounting firm, included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our financial statements not included herein. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except for per share data)
Statement of Operations Data:
Revenues:
Software and service	$325,373	$320,544	$311,476	$288,274	$210,307
Appliance	38,810	12,218	2,237	0	0

Total revenues	364,183	332,762	313,713	288,274	210,307
Cost of revenues:
Software and service	41,563	45,681	48,653	48,160	29,140
Appliance	18,056	7,409	2,153	0	0

Total cost of revenues	59,619	53,090	50,806	48,160	29,140

Gross profit	304,564	279,672	262,907	240,114	181,167
Operating expenses:
Selling and marketing	161,039	157,758	166,910	175,365	126,247
Research and development	58,247	54,325	52,643	53,274	40,913
General and administrative	40,863	36,779	40,295	45,343	32,708

Total operating expenses	260,149	248,862	259,848	273,982	199,868

Income (loss) from operations	44,415	30,810	3,059	(33,868)	(18,701)
Interest expense	(1,635)	(3,715)	(7,084)	(13,134)	(4,308)
Other income (expense), net	1,239	(834)	384	739	9,461

Income (loss) before income taxes	44,019	26,261	(3,641)	(46,263)	(13,548)
Provision (benefit) for income taxes	13,025	7,609	7,056	(19,484)	8,748

Net income (loss)	$30,994	$18,652	$(10,697)	$(26,779)	$(22,296)

Net income (loss) per share:
Basic net income (loss) per share	$0.78	$0.44	$(0.24)	$(0.59)	$(0.49)
Diluted net income (loss) per share	$0.76	$0.43	$(0.24)	$(0.59)	$(0.49)
Weighted average shares—basic	39,711	42,409	44,262	45,190	45,107
Weighted average shares—diluted	40,739	43,438	44,262	45,190	45,107

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash) and marketable securities	$76,829	$78,080	$83,296	$66,811	$87,733
Total assets	634,438	661,943	695,846	718,848	774,924
Deferred revenue	393,034	394,304	380,112	341,784	288,043
Long term liabilities	232,493	229,744	233,929	261,965	322,829
Total stockholders’ equity	99,745	131,663	156,915	170,845	186,622

34	2011 ANNUAL REPORT

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. Factors that might cause such a difference include, but are not limited to, those discussed below and elsewhere, including under Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K.

Overview

We are a global provider of unified Web, email and data security solutions designed to protect an organization’s data and users from external and internal threats, including modern cyber-threats, advanced malware attacks, information leaks, legal liability and productivity loss. Our customers deploy our subscription software solutions on standard servers or other IT hardware, including our optimized appliances, as a SaaS offering, or in a hybrid hardware/SaaS configuration. Our products and services are sold worldwide to provide content security to enterprise customers, SMBs, public sector entities, and Internet service providers through a network of distributors, value-added resellers and OEMs. Our products use our advanced content classification, deep content inspection, and policy enforcement technologies to:

•

prevent access to undesirable and dangerous elements on the Web, including Web pages that download viruses, spyware, keyloggers, hacking tools and an ever-increasing variety of malicious code, and Web sites that contain inappropriate content;

•	identify and remove malware from incoming Web content;

•	manage the use of social Web sites;

•	manage the use of non-Web Internet traffic, such as peer-to-peer communications and instant messaging;

•	prevent misuse of computing resources, including unauthorized downloading of high-bandwidth content;

•	inspect the content of encrypted Web traffic to prevent data loss, malware and access to Web sites with inappropriate content;

•	filter spam, viruses and malicious attachments from incoming email and instant messages; and

•	protect against data loss by identifying and categorizing sensitive or confidential data and enforcing pre-determined policies regarding its use and transmission within and outside the organization.

Since we commenced operations in 1994, Websense has evolved from a reseller of network security products to a leading developer and provider of IT security software solutions. Our first commercial software product was released in 1996 and controlled employee access to inappropriate Web sites. Since then, we have focused on developing our Web filtering and content classification capabilities to address the Internet and the external threat environment, including the rise of Web-based social and business applications and the growing incidence of sophisticated, targeted cyber-attacks designed to steal valuable information.

We derived approximately 50% of our revenues from international sales during 2011, 2010 and 2009, with the United Kingdom comprising approximately 11%, 13% and 14% of our total revenues during 2011, 2010 and 2009, respectively. We believe international markets continue to represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets.

2011 ANNUAL REPORT	35

We utilize a multi-tiered distribution strategy globally and sell our products through indirect distributors and value-added reseller channels. Sales through indirect channels currently account for approximately 95% of our revenues. In North America, we use Ingram Micro and Arrow Enterprise Computing Solutions to distribute our products and provide credit facilities, marketing support and other services to regional and local value-added resellers who sell to end-user customers. Ingram Micro accounted for approximately 28%, 31% and 30% of our revenues during 2011, 2010 and 2009, respectively, and distributed our products to approximately 1,200 resellers in North America in 2011. We also have several arrangements with OEMs that grant them the right to incorporate our products and services into their products for resale to end users.

We sell subscriptions to our software and SaaS products, generally in 12, 24 or 36 month contract durations, based on the number of seats or devices managed. As described elsewhere in this report, we recognize revenues from subscriptions to our software and SaaS products on a daily straight-line basis, commencing on the day the term of the subscription begins, over the term of the subscription agreement. We recognize revenues associated with OEM contracts ratably over the contractual period for which we are obligated to provide our services. We generally recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription agreement and are fully expensed in the period the product and/or software activation key are delivered. Our operating expenses, including cost of revenues, in 2011 increased as compared with 2010, primarily due to increased cost of revenues from the immediate recognition of appliance cost of sales as a result of the adoption of the new revenue recognition accounting standards in January 2011 and our increased headcount, partially offset by a reduction in the amortization of acquired intangible assets of approximately $10.8 million and to a lesser extent the overall favorable movement of currency exchange rates.

Billings represent the amount of subscription contracts, OEM royalties and appliance sales billed to customers during the applicable period. Any excess of billings booked in a period compared with revenue recognized in that same period results in an increase in deferred revenue at the end of the period compared with the beginning of the period. Our primarily subscription-based business model operates such that subscription billings are recorded initially to our balance sheet as deferred revenue and then recognized to our income statement as revenue ratably over the subscription term or, in the case of OEM arrangements, over the contractual obligation period. Our billings are not a numerical measure that can be calculated in accordance with GAAP. We provide this measurement (net of distributor marketing payments, channel rebates and adjustments to the allowance for doubtful accounts) in reporting financial performance because this measurement provides a consistent basis for understanding our sales activities each period. We believe the billings measurement is useful because the GAAP measurements of revenue and deferred revenue in the current period include subscription contracts commenced in prior periods.

Billings to end-user customers increased 7% year-over-year to $359.4 million in 2011 compared with $336.3 million in 2010. Billings from OEM arrangements declined from $10.7 million in 2010 to $3.5 million in 2011. Our total billings, including our OEM business, grew 5% from $347.0 million in 2010 to $362.9 million in 2011.

Billings from our TRITON content security solutions accounted for 53% of total billings in 2011 and grew 42% year-over-year from $135.4 million in 2010 to $192.4 million in 2011, whereas billings from our non-TRITON solution products declined from $211.6 million in 2010 to $170.5 million in 2011, reflecting migration of existing customers to our more advanced TRITON security solutions, as well as decreased seats and shorter contract duration from customers experiencing financial distress and customer loss to lower priced competitive solutions. Our TRITON solutions include our TRITON family of security gateways for Web, email and data security (including appliances), our standalone data security suite and our cloud-based security solutions. Our non-TRITON solutions include our legacy Web filtering products, such as our Websense Web Filter, Web Security Suite, server-based e-mail security and related hardware. Our appliance billings increased from $20.5 million in 2010 to $28.6 million in 2011. We expect the proportion of billings from our TRITON solutions to continue to increase as a percentage of total billings in 2012.

36	2011 ANNUAL REPORT

Billings from incremental sales, which includes product purchases by new customers and purchase of additional products or upgrades by existing customers, increased from $97.7 million in 2010 to $103.1 million in 2011, which was driven by increased sales of our TRITON solution products.

Our international billings to end-user customers represented $188.3 million, or 52% of our total billings, for 2011 compared with $172.8 million, or 50% of total billings, for 2010.

The average annual value of each subscription sold during 2011 was approximately $10,900 compared with approximately $9,300 during 2010, reflecting increased sales of our TRITON security solutions, including our TRITON security gateways and related appliances, our data loss prevention products and SaaS offerings to larger enterprise customers. Our average contract duration increased from 23.5 months for 2010 to 23.7 months for 2011, with approximately 50% of our billings in 12 month contracts, 7% in 24 month contracts and 43% in contracts with durations of 36 months or more. In addition, the number of transactions valued at over $100,000 increased 11% year-over-year, from 508 transactions in 2010 to 563 transactions in 2011.

We expect our billings to grow in 2012 relative to 2011 billings as existing Web and email filtering customers migrate to our TRITON solutions, existing TRITON customers expand their commitment with additional TRITON functionality and new customers adopt our TRITON solutions. Our billings depend in part on the number of subscriptions up for renewal each quarter and are affected by cyclical variations, with the fourth quarter generally being our strongest quarter in billings, and the first quarter generally being our lowest quarter in billings each fiscal year. As a trend, the percentage of billings from subscriptions to our TRITON content security solutions, including those pre-installed on appliances, is increasing and the percentage of billings from our legacy Web filtering products is declining.

During 2010, we completed a global restructuring of our international distribution operations. The restructuring became effective in January 2011, and we anticipate that it will reduce the complexity and compliance risks associated with our global distribution activities. We expect that the restructuring will also reduce our GAAP effective tax rate relative to the GAAP effective tax rate that would have applied absent the restructuring because we expect to reduce our taxable income in certain foreign jurisdictions with high tax rates and expect to increase our taxable income in a foreign jurisdiction with a lower tax rate where we streamlined and consolidated the ownership of our intellectual property and distribution rights. The restructuring did not materially impact our U.S. business operations or the relative amount of taxable income in the U.S. versus outside the U.S. While we anticipate that our GAAP effective tax rate will be lower than it would have been without the restructuring, we cannot predict whether the GAAP effective tax rate in any particular period will be less than the GAAP effective tax rate in the immediately preceding prior period or in the comparable period of the prior fiscal year. The actual impact of the restructuring on our GAAP effective tax rate is highly dependent on our future results of operations, including the jurisdictions where our revenue is generated.

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

2011 ANNUAL REPORT	37

accounting estimates and disclosures with the audit committee of our board of directors. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. The majority of our revenues are derived from software and SaaS products sold on a subscription basis. A subscription is generally 12, 24 or 36 months in duration and for a fixed number of seats. We recognize revenues for the software and SaaS subscriptions, including any related technical support and professional services, on a daily straight-line basis, commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver software access codes to users and then promptly invoice customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice date.

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

A portion of our revenues are generated from the sale of appliances, which are standard server platforms optimized for our software products. These appliances contain software components, such as operating systems, that operate together with the hardware platform to provide the essential functionality of the appliance. Based on the amended accounting standards, when sold in a multiple element arrangement that includes software deliverables, our hardware appliances are considered non-software deliverables and are no longer accounted for under the industry-specific software revenue recognition guidance. When appliance orders are taken, we ship the product, invoice the customer and recognize revenues when title/risk of loss passes to the buyer (typically upon delivery to a common carrier) and the other criteria of revenue recognition are met. The revenues recognized are based upon BESP, as outlined further below.

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

38	2011 ANNUAL REPORT

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

During 2011, we recognized $38.8 million in revenues from appliance sales, of which $27.4 million represented the immediate recognition of revenue upon shipment and the remaining $11.4 million represented primarily the ratable recognition of deferred revenue from appliance sales recorded prior to the adoption of the amended revenue recognition rules. In 2012 we expect to recognize revenues of $5.9 million from appliance sales made prior to 2011 that are recorded in deferred revenue as of December 31, 2011. Had we not adopted the amended revenue recognition rules, the amount of revenues recognized from appliance sales would have been approximately $20.6 million for 2011. The new accounting guidance for revenue recognition is expected to continue to affect total revenues in future periods, although the impact on the timing and pattern of revenues will vary depending on the nature and volume of new or materially modified contracts in any given period.

For our OEM contracts, we grant our OEM customers the right to incorporate our products into the OEMs’ products or services for resale to end users. The OEM customer generally pays us a royalty fee for each resale of our product to an end user over a specified period of time. We recognize revenues associated with the OEM contracts ratably over the contractual period for which we are obligated to provide our services to the OEM. The time period over which we recognize revenue associated with OEM contracts is determined by the contractual obligation period and will vary for each OEM depending on the information available, such as underlying end-user subscription periods. To the extent we provide any custom software and engineering services in connection with an OEM arrangement, we defer recognition of all revenue until acceptance of the custom software.

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

Income Taxes. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when we believe that certain positions might be challenged despite our belief that our tax return positions are consistent with prevailing law and practice. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of these reserves and changes to the reserves that are considered appropriate.

2011 ANNUAL REPORT	39

Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available for tax reporting purposes, and other relevant factors.

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

During the first quarter of 2010, we were informed by the IRS that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter which outlined all of their proposed audit adjustments and required us to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in our cost sharing arrangement could have on our effective tax rate. We disagree with all of the proposed adjustments and have submitted a formal protest to the IRS for each matter. The IRS assigned our case to an IRS Appeals Officer and the appeals process commenced during the second quarter of 2011. In the third quarter of 2011, the IRS withdrew the proposed adjustment relating to equity compensation of $1.7 million, resulting in no additional tax liability. This reduced the amount of the additional tax proposed by the IRS for the tax years ended December 31, 2005 through December 31, 2007 to approximately $17.3 million. We intend to continue to defend our position on the remaining matters at the IRS Appeals Office, including through litigation if required. The timing of the ultimate resolution of these remaining matters cannot be reasonably estimated at this time and the appeals process is still ongoing as of the date of this report, February 23, 2012.

Acquisitions, Goodwill and Other Intangible Assets. We account for acquired businesses using the acquisition method of accounting, in accordance with GAAP accounting rules for business combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill.

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

40	2011 ANNUAL REPORT

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

Performance based restricted stock units have performance based vesting components that vest only if performance criteria are met for each respective performance period. If the performance criteria are not met for a performance period, then the related performance awards that would have vested are forfeited. Certain performance criteria allow for different vested amounts based on the level of achievement of the performance criteria. Once the performance based vesting criteria is met, the awards are then subject to time based vesting. Fair value has been measured on the grant date and is recognized over the expected vesting period, provided we determine it is probable that the performance criteria will be met.

At December 31, 2011, there was $39.5 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of approximately 1.9 years.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions described below. We estimate the expected term of options granted based on the history of grants and exercises in our option database. We estimate the volatility of our common stock at the date of grant based on both the historical volatility as well as the implied volatility of publicly traded options for our common stock. We base the risk-free interest rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We amortize the fair value ratably over the vesting period of the awards. We use historical data to estimate pre-vesting option forfeitures and record share-based expense only for those awards that are expected to vest. We may elect to use different assumptions under the Black-Scholes option valuation model in the future or select a different option valuation model altogether, which could materially affect our results of operations in the future.

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

2011 ANNUAL REPORT	41

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

Results of Operations

The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Years Ended December 31,
	2011	2010	2009
Revenues:
Software and service	89%	96%	99%
Appliance	11	4	1

Total revenues	100%	100%	100%
Cost of revenues:
Software and service	11	14	15
Appliance	5	2	1

Total cost of revenues	16	16	16

Gross profit	84	84	84
Operating expenses:
Selling and marketing	44	48	53
Research and development	16	16	17
General and administrative	11	11	13

Total operating expenses	71	75	83

Income from operations	13	9	1
Interest expense	(1)	(1)	(2)
Other income (expense), net	0	0	0

Income (loss) before income taxes	12	8	(1)
Provision for income taxes	4	2	2

Net income (loss)	8%	6%	(3%)

Year ended December 31, 2011 compared with the year ended December 31, 2010

Revenues

Software and service revenues. Software and service revenues increased to $325.4 million in 2011 from $320.6 million in 2010. Because we recognize software and service revenues ratably over the term of the subscription, growth in software and service revenues reflect changes in current deferred revenue at the beginning of the period compared with the prior period, as well as the change in current period billings. The increase in 2011 software and service revenues compared with 2010 was primarily the result of increased incremental billings to new customers and upgrades to existing customers, as well as higher OEM revenues in 2011 as compared with 2010. Software and service revenues generated in the United States accounted for $163.0 million, or 45% of 2011 revenues, compared with $158.5 million, or 47% in 2010. Software and service revenues generated internationally accounted for $162.4 million, or 44% of 2011 revenues, compared with $162.1 million, or 49%, in 2010. We had current deferred revenue relating to software and service revenues of $244.6 million as of December 31, 2011, compared with $240.5 million as of December 31, 2010, and we had total deferred revenue relating to software and service revenues of $383.3 million as of December 31, 2011, compared with $374.3 million as of December 31, 2010.

42	2011 ANNUAL REPORT

We expect our software and service revenues in 2012 to exceed our software and service revenues in 2011 due to the increase in current deferred revenue that will be recognized as revenue, subscriptions that are scheduled for renewal that are expected to be renewed and upgraded, and expected new business for which some revenues will be recognized during 2012. These trends are anticipated to be partially offset by an expected decline in revenue from OEM arrangements. Our software and service revenues are impacted by the average duration of contracts billed, the timing of sales of renewal and new subscriptions, the average annual contract value and per seat price, the volume of OEM revenue activity and the effect of currency exchange rates on new and renewal subscriptions in international markets.

Appliance revenues. Appliance revenues increased to $38.8 million in 2011 from $12.2 million in 2010. The increase was primarily a result of increased appliance sales in 2011 and our adoption of new revenue recognition rules (as more fully described in Note 1 to the consolidated financial statements) starting January 1, 2011 under which revenues from sales of appliances are generally recognized when sold. Accordingly, $11.4 million of the revenue recognized in 2011, represented primarily the ratable recognition of deferred revenue for sales of appliances recorded prior to the adoption of the amended revenue recognition rules, and the remaining $27.4 million represented revenues from sales of appliances sold in 2011. As of December 31, 2011, we had $8.6 million of remaining deferred revenue for sales recorded prior to the adoption of the amended revenue recognition rules. Appliance revenues generated in the United States accounted for $19.4 million, or 5% of 2011 revenues, compared with $6.8 million, or 2% of revenues, in 2010. Appliance revenues generated internationally accounted for $19.4 million, or 5% of 2011 revenues, compared with $5.4 million, or 2% of revenues, in 2010.

For 2012, we expect our appliance revenues to decrease in both absolute dollars and as a percentage of total revenues as compared with 2011 primarily as a result of the decline in deferred revenue to be recognized in 2012 from appliance sales recorded prior to January 1, 2011, which is expected to offset projected increases in appliance sales in 2012. For 2012, we expect to recognize $5.9 million of deferred revenue for appliance sales recorded prior to January 1, 2011.

Cost of Revenues

Software and service cost of revenues. Software and service cost of revenues consists of the costs of Web content review, amortization of acquired technology, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our SaaS offerings. Software and service cost of revenues decreased to $41.6 million in 2011 from $45.7 million in 2010. The $4.1 million decrease was primarily due to decreased amortization of acquired technology of $6.0 million and decreased allocated costs of $0.7 million, offset by increased personnel costs of $2.1 million. Amortization of acquired technology was $3.0 million in 2011 compared with $9.0 million in 2010. The decrease of $6.0 million in amortization of acquired technology from 2010 to 2011 was primarily due to certain acquired technology being fully amortized in 2010. As of December 31, 2011, the remaining acquired technology is being amortized over a remaining weighted average period of 3.2 years. We expect to incur $2.3 million in amortization expense of acquired technology during 2012. Our full-time employee headcount in cost of revenues departments decreased from an average of 266 employees during 2010 to an average of 261 employees during 2011, and is expected to remain relatively flat in 2012. We allocate the costs for human resources, employee benefits, payroll taxes, IT, facilities and fixed asset depreciation to each of our functional areas based on headcount data. As a percentage of software and service revenues, software and service cost of revenues was 13% for 2011, compared with 14% for 2010.

We expect software and service cost of revenues will increase in absolute dollars in 2012 due to higher expected software and service billings, but remain approximately constant as a percentage of software and service revenues in 2012 as compared with 2011.

Appliance cost of revenues. Appliance cost of revenues consists of the costs associated with the sale of our appliance products, primarily the cost of the hardware platform and software installation costs. Appliance cost of revenues increased to $18.1 million in 2011, from $7.4 million in 2010. As described in the Appliance Revenues

2011 ANNUAL REPORT	43

section above, the $10.7 million increase was primarily due to increased appliance sales in 2011 and our adoption of revenue recognition rules under which the related costs are generally recognized when the appliances are sold. In appliance cost of revenues for 2011, we recognized $5.2 million of the ratable cost of appliances sold prior to 2011 that were recognized in revenues in 2011 and the remaining $12.9 million represents costs of appliances sold in 2011. As a percentage of appliance revenues, appliance cost of revenues decreased to 47% in 2011 from 61% in 2010.

We expect appliance cost of revenues will decrease in absolute dollars in 2012 as compared with 2011 due to the decline in deferred costs to be recognized in 2012 from appliance sales recorded prior to January 1, 2011. This decline is expected to be offset by projected increases in appliance sales in 2012. During 2012, we expect to recognize $2.6 million in deferred cost of revenues related to sales recorded prior to January 1, 2011.

Gross Profit

Gross profit increased to $304.6 million in 2011 from $279.7 million in 2010, primarily as a result of increased revenues. As a percentage of total revenues, our gross profit was 84% for both 2011 and 2010. We expect that gross profit as a percentage of revenue will remain in excess of 80% of revenue for 2012.

Operating Expenses

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships and other allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates as those are recorded as an offset to revenue. Selling and marketing expenses increased to $161.0 million, or 44% of revenues, in 2011 from $157.8 million, or 48% of revenues, in 2010. The $3.2 million increase in total selling and marketing expenses was primarily due to increased personnel costs of $6.2 million resulting from higher average head count and costs associated with changes to our internal sales team during 2011 and increased allocated costs of $1.7 million, partially offset by a reduction in the amortization of acquired intangible assets (customer relationships) of $4.9 million. Our headcount in sales and marketing increased from an average of 583 employees during 2010 to an average of 608 employees during 2011. Headcount is expected to increase slightly in 2012.

We expect overall selling and marketing expenses to increase in absolute dollars in 2012 as compared with 2011 primarily due to additional sales and marketing personnel to support our expanding selling and marketing efforts worldwide and increased sales commission expenses from higher expected billings, partially offset by a reduction of amortization of acquired intangible assets, compared with 2011, from the SurfControl acquisition. We expect selling and marketing expenses as a percentage of revenues will remain relatively constant in 2012 compared with 2011. If our 2012 billings exceed expectations, our sales commission expenses can be expected to exceed our expectations and result in higher than expected selling and marketing expenses in 2012. Because commission expenses are recognized in the period incurred, while a substantial portion of revenues are recognized in future periods, if our 2012 billings exceed expectations, our selling and marketing expenses as a percentage of revenues could increase in 2012 compared with 2011. Based on the existing sales and marketing related intangible assets as of December 31, 2011, we expect amortization of sales and marketing related acquired intangibles of $6.0 million for 2012, which would be a reduction of approximately $6.6 million from 2011. Fluctuations in foreign currencies may also impact our selling and marketing expenses in 2012.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $58.2 million, or 16% of revenues, in 2011 from $54.3 million, or 16% of revenues, in 2010. The increase of $3.9 million in research and development expenses was due to increased personnel costs of $2.4 million and increased allocated costs of $1.5 million. Although our headcount increased in research and development from an average of

44	2011 ANNUAL REPORT

454 employees during 2010 to an average of 490 employees during 2011, the impact of the higher headcount was partially mitigated by an increase in the number of employees in relatively low cost foreign locations.

We expect research and development expenses to increase in absolute dollars in 2012 as compared with 2011 due to an expanded base of product offerings and increased average headcount compared with 2011 to support our continued enhancements and new product developments. Fluctuations in foreign currencies may also impact our research and development expenses in 2012. We are managing the increase in our absolute research and development expenses by operating research and development facilities in multiple international locations, including facilities in Beijing, China and Ra’anana, Israel, that have lower costs than our operations in the United States. We also have research and development facilities in Los Gatos and San Diego, California and Reading, England. We expect that research and development expenses as a percentage of revenues will remain relatively flat in 2012 compared with 2011.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and administrative personnel, third-party professional service fees and allocated costs. General and administrative expenses increased to $40.9 million, or 11% of revenues, in 2011 from $36.8 million, or 11% of revenues, in 2010. The $4.1 million increase in general and administrative expenses was primarily due to an increase in third-party professional service fees, which were largely related to the global restructuring of our international distribution operations, and increased personnel costs. Our headcount remained consistent in general and administrative departments with an average of 120 employees during 2010 to an average of 121 employees during 2011.

We expect general and administrative expenses to remain relatively constant in absolute dollars and as a percentage of revenue in 2012 compared with 2011.

Interest Expense

Interest expense decreased to $1.6 million in 2011 compared with $3.7 million in 2010. The decrease was partially due to a lower average outstanding loan balance on our secured loan of $67.8 million during 2011, compared with an average loan balance of $73.0 million during 2010. In addition, the effective interest rate was lower in 2011 compared with 2010 primarily due to the expiration of an unfavorable fixed rate swap agreement which expired on September 30, 2010 and more favorable interest rate terms under our 2010 Credit Facility. Also included in the interest expense is amortization of deferred financing fees of $0.2 million and $1.0 million for 2011 and 2010, respectively, that were capitalized as part of the 2010 Credit Facility and 2007 Credit Facility, as applicable.

Our weighted average interest rate was 2.0% in 2011 and is expected to increase to 3.1% for 2012 as a result of an interest rate swap becoming effective on December 30, 2011. Our interest expense is expected to increase in 2012 as compared with 2011 due to a higher weighted average interest rate. See “Liquidity and Capital Resources” for a description of the 2010 Credit Agreement.

Other Income (Expense), Net

Other income increased to $1.2 million in 2011, compared with other expense of $0.8 million in 2010, reflecting foreign exchange related net gains of $1.0 million in 2011 compared with net losses of $1.3 million in 2010 as a result of movements in the currency exchange rates during 2011 and 2010.

We expect our net other income in 2012 will be less than 2011 levels because 2011 included these foreign exchange related net gains which are expected to be non-recurring.

Provision for Income Taxes

In 2011, we recognized an income tax expense of $13.0 million compared with an income tax expense of $7.6 million for 2010. The annual effective income tax rate for 2011 was 29.6 % compared with 29.0% for 2010.

2011 ANNUAL REPORT	45

For 2011, the effective tax rate variance from the U.S. federal statutory rate was primarily attributable to a net tax benefit recognized for the year of approximately $5.5 million offset partially by the unfavorable impact of foreign withholding taxes and non-deductible share-based compensation expense. Approximately $2.8 million of the net tax benefit recognized for the year resulted from our global distribution restructuring which was completed during 2010 and became effective in January 2011. This amount relates primarily to the non-recurring tax effect from the transfer of customer relationship intangible assets and the related deferred tax liabilities from a higher tax rate jurisdiction to a lower tax rate jurisdiction. This entire tax benefit was recorded in the first quarter of 2011 upon completion of our global distribution restructuring and is not expected to recur. The remaining net tax benefit recognized for the year of approximately $2.7 million relates to the reversal of previously established reserves for uncertain tax positions due to the settlement of a tax inquiry in the United Kingdom in the fourth quarter of 2011. This entire net tax benefit was recorded in the fourth quarter of 2011, the period in which the settlement occurred, and is not expected to recur. For 2010, the effective tax rate variance from the U.S. federal statutory rate was primarily related to earnings recognized in lower tax jurisdictions, and the reduction of a valuation allowance related to net operating losses for one of our subsidiaries in the United Kingdom, partially offset by the write-down of a deferred tax asset relating to the net operating losses in the United Kingdom.

Our effective tax rate may change in future periods due to differences in the composition of taxable income between domestic and international operations along with the potential changes or interpretations in tax rules and legislation, or corresponding accounting rules. Effective January 2011, we completed a global restructuring of our international distribution operations, which we anticipate will reduce the complexity and compliance risks associated with our global distribution activities. We expect that the restructuring will also reduce our GAAP effective tax rate relative to the GAAP effective tax rate that would have applied absent the restructuring because we expect to reduce our taxable income in certain foreign jurisdictions having high tax rates and expect to increase our taxable income in a foreign jurisdiction with a lower tax rate where we streamlined and consolidated the ownership of our intellectual property and distribution rights. The restructuring did not materially impact our U.S. business operations or the relative amount of taxable income in the U.S. versus outside the U.S. While we anticipate that our GAAP effective tax rate will be lower than it would have been without the global distribution restructuring, we cannot predict whether the GAAP effective tax rate in any particular period will be less than the GAAP effective tax rate in the immediately preceding prior period or in the comparable period of the prior fiscal year. The actual impact of the restructuring on our GAAP effective tax rate is highly dependent on our future results of operations, including the jurisdictions where our revenue is generated.

We assess, on a quarterly basis, the ultimate realization of our deferred income tax assets. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items for the fiscal year ended December 31, 2011, specifically the expected reversal of existing taxable temporary differences and a history of generating taxable income in applicable tax jurisdictions, we believe that it is more-likely-than-not that we will fully realize the balance of the deferred tax assets currently reflected on our consolidated balance sheets.

Year ended December 31, 2010 compared with the year ended December 31, 2009

Revenues

Revenues increased to $332.8 million in 2010 from $313.7 million in 2009. The increase was primarily a result of incremental sales, which include new customers and upgrades to existing customers, including increased sales of our Web Security and Web Security Gateway products pre-installed on appliances from 2009 to 2010. Revenue from products sold in the United States accounted for $165.3 million, or 50% of 2010 revenue, compared with $155.8 million, or 50% of 2009 revenue. Revenue from products sold internationally accounted for $167.5 million, or 50% of 2010 revenue, compared with $157.9 million, or 50% of 2009 revenue. We had current deferred revenue (which is revenue we expect to realize within the next twelve months) of $251.9 million

46	2011 ANNUAL REPORT

as of December 31, 2010, compared with $239.0 million as of December 31, 2009, and we had total deferred revenue of $394.3 million as of December 31, 2010, compared with $380.1 million as of December 31, 2009.

Cost of Revenues

Cost of revenues increased to $53.1 million in 2010 from $50.8 million in 2009. The $2.3 million increase was primarily due to increased cost of sales related to our Websense appliances of $5.0 million, increased personnel costs of $0.5 million and increased allocated costs of $0.7 million, offset by decreased amortization of acquired technology of $3.9 million. Amortization of acquired technology was $9.0 million in 2010 compared with $12.9 million in 2009. The decrease of $3.9 million in amortization of acquired technology was primarily due to certain acquired technology being fully amortized in 2009. Our full-time employee headcount in cost of revenue departments increased from an average of 258 employees during 2009 to an average of 266 employees during 2010.

Gross Profit

Gross profit increased to $279.7 million in 2010 from $262.9 million in 2009. The increase was primarily due to increased revenue as described in the preceding Revenues section. As a percentage of revenue, gross profit was 84% for both 2010 and 2009.

Operating Expenses

Selling and marketing. Selling and marketing expenses decreased to $157.8 million in 2010 from $166.9 million in 2009. The decrease in selling and marketing expenses was primarily due to an $8.8 million reduction in amortization of acquired customer relationships from the acquisition of SurfControl in October 2007 and a $1.3 million decrease in allocated costs, offset by increased personnel costs of $1.0 million resulting from changes to our internal sales team during 2010. Our headcount in sales and marketing decreased slightly from an average of 594 during 2009 to an average of 583 during 2010.

Research and development. Research and development expenses increased to $54.3 million in 2010 from $52.6 million in 2009. The increase of $1.7 million in research and development expenses was primarily due to increased personnel costs of $2.4 million offset by a reduction in allocated costs of $0.9 million. Although our headcount increased in research and development from an average of 411 during 2009 to an average of 454 during 2010, the impact of the higher headcount was partially mitigated by the favorable movement in currency exchange rates in 2010 compared with 2009 and the majority of our increased number of employees were in relatively low cost foreign locations.

General and administrative. General and administrative expenses decreased to $36.8 million in 2010 from $40.3 million in 2009. The $3.5 million decrease in general and administrative expenses was primarily due to a reduction in personnel costs and allocated costs. Our headcount decreased in general and administrative departments from an average of 127 during 2009 to an average of 120 during 2010.

Interest Expense

Interest expense decreased to $3.7 million in 2010 compared with $7.1 million in 2009. The decrease was primarily due to a lower average outstanding loan balance under the respective 2007 Credit Agreement and 2010 Credit Agreement, of $73 million during 2010 compared with an average loan balance of $106 million during 2009, as well as lower interest rates due to the reduction in the notional amount of principal subject to an unfavorable fixed rate swap agreement that expired in September 2010. Also included in the interest expense is amortization of deferred financing fees of $1.0 million and $1.2 million for 2010 and 2009, respectively, that were capitalized as part of the respective 2007 Credit Agreement and 2010 Credit Agreement. During October 2010 we used the initial proceeds from the 2010 Credit Agreement to repay the term loan and retire the 2007

2011 ANNUAL REPORT	47

Credit Agreement. In connection with the pay-off of the term loan, we wrote off approximately $0.4 million of unamortized deferred financing costs. We made principal payments on the debt outstanding under the respective 2007 Credit Agreement and 2010 Credit Agreement that reduced the outstanding balance from $87 million as of December 31, 2009 to $67 million as of December 31, 2010. As a result of more favorable terms in the 2010 Credit Agreement, our weighted average interest rate decreased from 5.7% in 2009 to 3.9% in 2010.

Other (Expense) Income, Net

Other (expense) income, net went from a net other income of $0.4 million in 2009 to a net other expense of $0.8 million in 2010. The change was due primarily to foreign exchange related net losses of $1.3 million in 2010 compared with net gains of $0.1 million in 2009 due to movements in the currency exchange rates during 2010 and 2009.

Provision for Income Taxes

In 2010, we recognized an income tax provision of $7.6 million compared with an income tax provision of $7.1 million for 2009. The annual effective income tax rate for 2010 was 29.0% compared with 193.8% for 2009. The 2010 effective tax rate variance from the statutory rate primarily related to earnings recognized in lower tax jurisdictions, and the reduction of a valuation allowance related to net operating losses for one of our subsidiaries in the United Kingdom, partially offset by the write-down of a deferred tax asset relating to the net operating losses in the United Kingdom. The 2009 effective tax rate variance from the statutory rate was primarily related to an increase in reserves for uncertain tax positions and an increase in valuation allowance related to net operating losses for one of our subsidiaries in the United Kingdom, partially offset by income generated in low tax jurisdictions.

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance on the presentation of other comprehensive income within the financial statements that will become effective for the Company beginning January 1, 2012, with earlier adoption permitted. The guidance provides an option to registrants to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. The guidance eliminates the option to present other comprehensive income components as part of the consolidated statement of stockholders’ equity. We do not believe that adoption of the guidance will have a significant impact on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $76.2 million and retained earnings of $72.2 million. As of December 31, 2010, we had cash and cash equivalents of $77.4 million and retained earnings of $41.3 million. Of the $76.2 million of cash and cash equivalents held as of December 31, 2011, $31.9 million was held by our foreign subsidiaries, and we plan to indefinitely reinvest the undistributed foreign earnings into our foreign operations. During 2011, we primarily used cash and cash equivalents in excess of cash required for operations and for stock repurchases totaling $98.7 million.

Net cash provided by operating activities was $79.2 million in 2011, compared with $90.1 million in 2010. The $10.9 million decrease in cash flow from operations in 2011 compared with 2010 was primarily the result of higher cash operating expenses resulting from higher headcount costs, third-party professional fees and increased cash tax payments. Our operating cash flow is significantly influenced by the timing of new and renewal subscriptions, accounts receivable collections and cash expenses. A decrease in sales of new and/or renewal subscriptions or accounts receivable collections, or an increase in our cash expenses, would negatively impact our operating cash flow.

48	2011 ANNUAL REPORT

Net cash used in investing activities was $9.9 million in 2011, compared with $9.5 million in 2010. The $0.4 million increase in net cash used in investing activities was primarily due to acquisition of intangible assets (acquired technology) during 2011.

Net cash used in financing activities was $70.4 million in 2011, compared with $85.6 million in 2010. In 2011, the Company used approximately $98.7 million to repurchase its common stock which was offset primarily by $16.7 million in proceeds from the exercise of stock options and net borrowings of $6.0 million under the 2010 Credit Agreement. The $15.2 million decrease in cash used in financing activities was primarily due to a reduction in net principal payments made under the Company’s credit facilities during 2011 compared with 2010, partially offset by increased purchases of treasury stock in 2011 compared with 2010.

In October 2010, we entered into the 2010 Credit Agreement and used the proceeds to repay the term loan under the 2007 Credit Agreement and retired the 2007 Credit Facility. The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and $5 million sublimit for swing line loans. We may increase the maximum aggregate commitment under the 2010 Credit Agreement up to $200 million if certain conditions are satisfied, including that we are not in default under the 2010 Credit Agreement at the time of the increase and that we obtain the commitment of the lenders participating in the increase. Loans under the 2010 Credit Agreement are designated at our election as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the Eurodollar rate plus 1.00% and (c) Bank of America’s prime rate, plus (ii) a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate plus (ii) a margin set forth below. As of December 31, 2011, the total amount outstanding under the 2010 Credit Facility was $73 million and the weighted average interest rate was 3.1%.

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

The 2010 Credit Agreement provides for acceleration of our obligations thereunder upon certain events of default. The events of default include, without limitation, failure to pay loan amounts when due, any material inaccuracy in our representations and warranties, failure to observe covenants, defaults on any other indebtedness, entering bankruptcy, existence of a judgment or decree against us or our subsidiaries involving an aggregate liability of $10 million or more, the security interest or guarantee ceasing to be in full force and effect, any person becoming the beneficial owner of more than 35% of our outstanding common stock, or our board of directors ceasing to consist of a majority of Continuing Directors (as defined in the 2010 Credit Agreement).

2011 ANNUAL REPORT	49

Obligations and commitments. The following table summarizes our contractual payment obligations and commitments as of December 31, 2011 (in thousands):

	Payment Obligations by Year
	2012	2013	2014	2015	2016	Thereafter	Total
2010 Credit Agreement:
Contractual principal payments	$0	$0	$0	$73,000	$0	$0	$73,000
Estimated interest and fees	2,419	2,406	2,406	1,991	0	0	9,222
Operating leases	6,616	6,403	2,203	792	0	0	16,014
Other commitments	3,144	2,196	1,469	0	0	0	6,809

Total	$12,179	$11,005	$6,078	$75,783	$0	$0	$105,045

Obligations under the 2010 Credit Agreement represent the future minimum principal debt payments due under this facility. Estimated interest and fees expected to be incurred on the 2010 Credit Facility are based on known rates and scheduled principal payments, as well as the interest rate swap agreement, as of December 31, 2011 (see Note 6 to the consolidated financial statements).

We lease our facilities under operating lease agreements that expire at various dates through 2015. Approximately 35% of our operating lease commitments are related to our corporate headquarters lease in San Diego which has escalating rent payments from 2011 to 2013. The San Diego lease expires in December 2013, however, we have an option to extend the lease for an additional five years. The rent expense related to our worldwide office space leases are generally recorded monthly on a straight-line basis in accordance with GAAP.

As of December 31, 2011, we had contractual commitment obligations for inbound software licenses, equipment maintenance, royalty agreements and automobile leases in the following amounts: $3.1 million for 2012, $2.2 million for 2013 and $1.5 million for 2014.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $10.1 million of gross unrecognized tax benefits (as more fully described in Note 10 to the consolidated financial statements) have been excluded from the contractual payment obligations table above.

In April 2003, we announced that our board of directors authorized a stock repurchase program of up to four million shares of our common stock. In August 2005, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to eight million shares. In July 2006, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to 12 million shares. In January 2010, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to 16 million shares. In October 2010, we announced that our board of directors increased the size of the stock repurchase program by an additional eight million shares, for a total program size of up to 24 million shares. The stock repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time by our board of directors.

In connection with the stock repurchase program, we adopted the 2009 Repurchase Plans in August 2009. The 2009 Repurchase Plans initially provided for purchases of up to an aggregate of $7.5 million of our common stock per calendar quarter in open market transactions beginning in October 2009. In November 2010, we increased the value of shares to be repurchased under the 2009 Repurchase Plans from an aggregate of $7.5 million to $25 million per calendar quarter, effective as of January 1, 2011. In October 2011, we decreased the value of shares to be repurchased under the 2009 Repurchase Plans from an aggregate of $25 million to

50	2011 ANNUAL REPORT

$20 million per calendar quarter effective as of January 1, 2012. Repurchases are made on the open market at prevailing market prices in accordance with timing conditions set forth in the 2009 Repurchase Plans. Depending on market conditions and other factors, including compliance with covenants in the 2010 Credit Agreement, purchases by our agents under the 2009 Repurchase Plans may be suspended at any time, or from time to time. The 2009 Repurchase Plans will expire on November 15, 2012, unless they are further extended by amendment. During 2011, we repurchased 4,787,302 shares of our common stock for an aggregate of approximately $100.0 million at an average price of $20.89 per share. As of December 31, 2011, we had repurchased a total of 20,411,821 shares of our common stock under this stock repurchase program, for an aggregate of $409.8 million at an average price of $20.08 per share. The 2010 Credit Agreement permits us to repurchase our securities so long as we are not in default under the 2010 Credit Agreement, have complied with all of our financial covenants, and have liquidity of at least $20 million; provided, however, if, after giving effect to any repurchase, our leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10.0 million in the aggregate in any fiscal year. As of December 31, 2011, there are 3,588,179 shares available for purchase under the plan and we intend to continue repurchasing shares during 2012.

We believe that our cash and cash equivalents balances, accounts receivable, revolving credit balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures, debt repayment obligations and stock repurchases, if any, for at least the next 12 months. During 2011, we borrowed a net total of $6.0 million on our secured loan and repurchased approximately $100.0 million of our common stock. Our cash requirements may increase for reasons we do not currently foresee or we may make acquisitions as part of our growth strategy that increase our cash requirements. We may elect to borrow under the 2010 Credit Agreement, raise funds for these purposes or reduce our cost of capital through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating and capital requirements in interest-bearing, investment-grade money market funds.

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partners, including entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

2011 ANNUAL REPORT	51

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposures are related to our cash and cash equivalents and the 2010 Credit Facility. We invest our excess cash in highly liquid short-term investments such as money market funds. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and the interest expense incurred on our secured loan and therefore impact our cash flows and results of operations.

We are exposed to changes in interest rates primarily from our money market funds and from our borrowings at variable rates under the 2010 Credit Facility. In connection with the 2010 Credit Agreement we entered into an interest rate swap agreement to pay a fixed rate of interest (1.778% per annum) and receive a floating rate interest payment (based on the three-month LIBOR) on a principal amount of $50 million. The $50 million swap agreement became effective on December 30, 2011 and expires on October 29, 2015.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. However, the impact of this type of adverse movement would be partially mitigated by our interest rate swap agreement that became effective on December 30, 2011. Based on our revolving credit balance at December 31, 2011 and taking into consideration our interest rate swap agreement, our interest expense would increase on a pre-tax basis by approximately $0.2 million during the next 12 months if a 100 basis point adverse move in the interest rate yield curve occurred.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at December 31, 2011. Changes in interest rates over time will, however, affect our interest income.

Foreign Currency Exchange Rate Risk

We sell our products through a distribution network in approximately 130 countries, and we bill certain international customers in Euros, British Pounds, Australian Dollars and Chinese Renminbi. Additionally, a significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products.

To mitigate the effect of changes in currency exchange rates, we utilize foreign currency forward contracts to hedge foreign currency market exposures of underlying assets, liabilities and expenses. We also keep working funds necessary to facilitate the short-term operations of our subsidiaries in the local currencies in which they do business. As exchange rate fluctuations can significantly vary our sales and expense results when converted to U.S. dollars, our objective is to reduce the risk to earnings and cash flows associated with changes in currency exchange rates. We do not use foreign currency contracts for speculative or trading purposes.

Notional and fair values of our hedging positions at December 31, 2011 and 2010 are presented in the table below (in thousands):

	December 31, 2011			December 31, 2010
Fair Value Hedges	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Euro	11,000	$14,909	$14,266	8,550	$11,405	$11,449
British Pound	0	0	0	1,250	1,938	1,958

The $3.5 million notional increase in our Euro hedge position at December 31, 2011 compared with December 31, 2010 was primarily due to the timing differences in when assets were acquired and/or liabilities

52	2011 ANNUAL REPORT

incurred. All of the Euro hedging contracts in place on December 31, 2011 are scheduled to be settled before June 2012. For 2011 and 2010, less than 15% and 20%, respectively, of our total billings were denominated in the Euro. We expect Euro billings to represent less than 15% of our total billings during 2012.

The $1.9 million notional decrease in our British Pound hedge position at December 31, 2011 compared with December 31, 2010 was due to having no British Pound hedging contracts in place as of December 31, 2011. For 2011 and 2010, less than 15% of our total billings were denominated in the British Pound. We expect British Pound billings to represent less than 15% of our total billings during 2012.

We had no Australian Dollar or Chinese Renminbi hedging contracts in place as of December 31, 2011 or 2010.

A significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies so if the U.S. dollar weakens, our consolidated operating expenses would increase. Should the U.S. dollar strengthen, our products may become more expensive for our international customers with subscription contracts denominated in U.S. dollars. Changes in currency rates also impact our future revenues under subscription contracts that are not denominated in U.S. dollars. Our revenues and deferred revenue for these foreign currencies are recorded in U.S. dollars when the subscription is entered into based upon currency exchange rates in effect on the last day of the previous month before the subscription agreement is entered into. We engage in currency hedging activities with the intent of limiting the risk of exchange rate fluctuations, but our foreign exchange hedging activities also involve inherent risks that could result in an unforeseen loss.

2011 ANNUAL REPORT	53

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Websense, Inc.

We have audited the accompanying consolidated balance sheets of Websense, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Websense, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Websense changed its method of accounting for revenue recognition effective January 1, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Websense, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 23, 2012

54	2011 ANNUAL REPORT

Websense, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$76,201	$77,390
Cash and cash equivalents—restricted	0	256
Accounts receivable, net of allowance for doubtful accounts of $979 and $1,156 at December 31, 2011 and 2010	80,147	82,182
Income tax receivable / prepaid income tax	738	2,760
Current portion of deferred income taxes	30,021	36,191
Other current assets	13,793	14,708

Total current assets	200,900	213,487
Cash and cash equivalents—restricted, less current portion	628	434
Property and equipment, net	16,832	16,944
Intangible assets, net	26,412	41,078
Goodwill	372,445	372,445
Deferred income taxes, less current portion	8,599	6,352
Deposits and other assets	8,622	11,203

Total assets	$634,438	$661,943

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,026	$6,858
Accrued compensation and related benefits	22,770	22,168
Other accrued expenses	16,534	18,704
Current portion of income taxes payable	3,187	549
Current portion of deferred tax liability	86	367
Current portion of deferred revenue	250,597	251,890

Total current liabilities	302,200	300,536
Other long term liabilities	2,600	2,388
Income taxes payable, less current portion	11,955	16,065
Secured loan, less current portion	73,000	67,000
Deferred tax liability, less current portion	2,501	1,877
Deferred revenue, less current portion	142,437	142,414

Total liabilities	534,693	530,280
Stockholders’ equity:
Common stock—$0.01 par value; 100,000 shares authorized; 38,048 and 41,001 shares issued and outstanding at December 31, 2011 and 2010	568	548
Additional paid-in capital	415,573	373,229
Treasury stock, at cost	(385,544)	(282,570)
Retained earnings	72,247	41,253
Accumulated other comprehensive loss	(3,099)	(797)

Total stockholders’ equity	99,745	131,663

Total liabilities and stockholders’ equity	$634,438	$661,943

See accompanying notes to consolidated financial statements

2011 ANNUAL REPORT	55

Websense, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Software and service	$325,373	$320,544	$311,476
Appliance	38,810	12,218	2,237

Total revenues	364,183	332,762	313,713
Cost of revenues:
Software and service	41,563	45,681	48,653
Appliance	18,056	7,409	2,153

Total cost of revenues	59,619	53,090	50,806

Gross profit	304,564	279,672	262,907
Operating expenses:
Selling and marketing	161,039	157,758	166,910
Research and development	58,247	54,325	52,643
General and administrative	40,863	36,779	40,295

Total operating expenses	260,149	248,862	259,848

Income from operations	44,415	30,810	3,059
Interest expense	(1,635)	(3,715)	(7,084)
Other income (expense), net	1,239	(834)	384

Income (loss) before income taxes	44,019	26,261	(3,641)
Provision for income taxes	13,025	7,609	7,056

Net income (loss)	$30,994	$18,652	$(10,697)

Net income (loss) per share:
Basic net income (loss) per share	$0.78	$0.44	$(0.24)
Diluted net income (loss) per share	$0.76	$0.43	$(0.24)
Weighted average shares—basic	39,711	42,409	44,262
Weighted average shares—diluted	40,739	43,438	44,262

See accompanying notes to consolidated financial statements

56	2011 ANNUAL REPORT

Websense, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

						Accumulated other comprehensive loss	Total stockholders’ equity
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
	Shares	Amount
Balance at January 1, 2009	45,048	$522	$300,050	$(159,842)	$33,298	$(3,183)	$170,845
Issuance of common stock upon exercise of options	205	3	2,430	0	0	0	2,433
Issuance of common stock for ESPP purchase	378	4	5,428	0	0	0	5,432
Issuance of common stock from restricted stock units, net	64	0	0	(330)	0	0	(330)
Share-based compensation expense	0	0	24,765	0	0	0	24,765
Tax shortfall from share-based compensation	0	0	(2,222)	0	0	0	(2,222)
Purchase of treasury stock	(2,285)	0	0	(34,500)	0	0	(34,500)
Components of comprehensive loss:
Net loss	0	0	0	0	(10,697)	0	(10,697)
Net change in unrealized loss on derivative contracts, net of tax	0	0	0	0	0	1,189	1,189

Comprehensive loss							(9,508)

Balance at December 31, 2009	43,410	529	330,451	(194,672)	22,601	(1,994)	156,915
Issuance of common stock upon exercise of options	973	10	15,982	0	0	0	15,992
Issuance of common stock for ESPP purchase	440	5	5,986	0	0	0	5,991
Issuance of common stock from restricted stock units, net	268	4	0	(2,900)	0	0	(2,896)
Share-based compensation expense	0	0	22,565	0	0	0	22,565
Tax shortfall from share-based compensation	0	0	(1,755)	0	0	0	(1,755)
Purchase of treasury stock	(4,090)	0	0	(84,998)	0	0	(84,998)
Components of comprehensive income:
Net income	0	0	0	0	18,652	0	18,652
Net change in unrealized gain on derivative contracts, net of tax	0	0	0	0	0	1,197	1,197

Comprehensive income							19,849

Balance at December 31, 2010	41,001	548	373,229	(282,570)	41,253	(797)	131,663
Issuance of common stock upon exercise of options	1,026	10	16,890	0	0	0	16,900
Issuance of common stock for ESPP purchase	473	5	6,609	0	0	0	6,614
Issuance of common stock from restricted stock units, net	335	5	0	(2,984)	0	0	(2,979)
Share-based compensation expense	0	0	18,976	0	0	0	18,976
Tax shortfall from share-based compensation	0	0	(131)	0	0	0	(131)
Purchase of treasury stock	(4,787)	0	0	(99,990)	0	0	(99,990)
Components of comprehensive income:
Net income	0	0	0	0	30,994	0	30,994
Net change in unrealized loss on derivative contracts, net of tax	0	0	0	0	0	(1,764)	(1,764)
Translation adjustments	0	0	0	0	0	(538)	(538)

Comprehensive income							28,692

Balance at December 31, 2011	38,048	$568	$415,573	$(385,544)	$72,247	$(3,099)	$99,745

See accompanying notes to consolidated financial statements

2011 ANNUAL REPORT	57

Websense, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	$30,994	$18,652	$(10,697)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,286	37,873	51,374
Share-based compensation	18,976	22,565	24,765
Deferred income taxes	5,423	(264)	(586)
Unrealized loss (gain) on foreign exchange	(137)	490	512
Excess tax benefit from share-based compensation	(2,596)	(1,552)	(208)
Changes in operating assets and liabilities:
Accounts receivable	957	1,712	(535)
Other assets	2,251	(5,121)	(10,256)
Accounts payable	1,667	2,346	2,659
Accrued compensation and related benefits	449	(274)	3,431
Other liabilities	(4,161)	(2,246)	(7,785)
Deferred revenue	(1,246)	14,191	38,329
Income taxes payable and receivable/prepaid	328	1,747	1,852

Net cash provided by operating activities	79,191	90,119	92,855

Investing activities:
Change in restricted cash and cash equivalents	31	(199)	2,347
Purchase of property and equipment	(9,117)	(9,259)	(12,167)
Purchase of intangible assets	(765)	0	(320)

Net cash used in investing activities	(9,851)	(9,458)	(10,140)

Financing activities:
Proceeds from secured loan	87,000	5,000	0
Principal payments on secured loan	(81,000)	(25,000)	(38,000)
Principal payments on capital lease obligation	(569)	(532)	0
Cash paid for deferred financings fees under secured loan	(35)	(864)	0
Proceeds from exercise of stock options	16,719	15,992	2,433
Proceeds from issuance of common stock for employee stock purchase plan	6,614	5,991	5,432
Excess tax benefit from share-based compensation	2,596	1,552	208
Tax payments related to restricted stock unit issuances	(2,979)	(2,896)	(329)
Purchase of treasury stock	(98,712)	(84,854)	(34,158)

Net cash used in financing activities	(70,366)	(85,611)	(64,414)

Effect of exchange rate changes on cash and cash equivalents	(163)	(522)	465
(Decrease) increase in cash and cash equivalents	(1,189)	(5,472)	18,766
Cash and cash equivalents at beginning of year	77,390	82,862	64,096

Cash and cash equivalents at end of year	$76,201	$77,390	$82,862

Cash paid during the period for:
Income taxes paid, net of refunds	$8,597	$6,792	$9,899
Interest paid	$1,421	$3,571	$5,867

Non-cash investing and financing activities:
Change in operating assets and liabilities for unsettled purchase of treasury stock and exercise of stock options	$1,097	$144	$342
Capital lease obligation incurred for a software license arrangement	$0	$1,688	$0

See accompanying notes to consolidated financial statements

58	2011 ANNUAL REPORT

Websense, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Description of Business

Websense, Inc. (“Websense” or the “Company”) commenced operations in 1994. Websense is a global provider of unified Web, email and data content security solutions designed to protect an organization’s data and users from external and internal threats, including modern cyber-threats, advanced malware attacks, information leaks, legal liability and productivity loss. The Company provides its solutions to its customers as software installed on standard servers or other information technology hardware, including the Company’s optimized appliances, as a cloud-based service (software-as-a-service or “SaaS”) offering, or in a hybrid hardware/SaaS configuration. The Company’s products and services are sold worldwide to provide content security to enterprise customers, small and medium sized businesses, public sector entities, and Internet service providers through a network of distributors, value-added resellers and original equipment manufacturers (“OEMs”).

Reclassifications

Certain prior year amounts relating to the breakout of appliance revenues and appliance cost of revenues in the consolidated statement of operations have been reclassified to conform to the current year presentation.

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

Functional Currency Designations

As of December 31, 2010, the Company’s international subsidiaries had the U.S. dollar as their functional currencies. In connection with the completion of a global restructuring of the Company’s international distribution operations during 2010 that became effective at the beginning of 2011, the Company reassessed the functional currency designation of each of its subsidiaries and determined that a change in functional currency from the U.S. dollar to the respective local currency for certain of its subsidiaries was appropriate as the primary economic environment in which these entities operate changed as a result of the restructuring. The change in functional currency designation was made prospectively effective as of the beginning of fiscal 2011 and the adjustment from translating these subsidiaries’ financial statements from the local currency to the U.S. dollar was recorded as a separate component of accumulated other comprehensive income. Foreign currency translation adjustments generally reflect the translation of the balance sheet at period end exchange rates and the income statement at an average exchange rate in effect during the respective period. As a result of the change in functional currency, the Company recorded a cumulative translation adjustment of approximately ($0.3 million), which is included in the consolidated balance sheet.

2011 ANNUAL REPORT	59

The Company recorded foreign currency transaction gains (losses) of $1.0 million, ($1.3 million) and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, which are included in other income (expense), net on its consolidated statements of operations.

Revenue Recognition

The majority of the Company’s revenues are derived from software and SaaS products sold on a subscription basis. A subscription is generally 12, 24 or 36 months in duration and for a fixed number of seats. The Company recognizes revenues for the software and SaaS subscriptions, including any related technical support and professional services, on a daily straight-line basis, commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, the Company electronically delivers software access codes to customers and then promptly invoices customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice date.

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

A portion of the Company’s revenues are generated from the sale of appliances, which are standard servers optimized for the Company’s software products. These appliances contain software components, such as operating systems, that operate together with the hardware platform to provide the essential functionality of the appliance. Based on the amended accounting standards, when sold in a multiple element arrangement that includes software deliverables, the Company’s hardware appliances are considered non-software deliverables and are no longer accounted for under the industry-specific software revenue recognition guidance. When appliance orders are taken, the Company ships the product, invoices the customer and recognizes revenues when title/risk of loss passes to the buyer (typically upon delivery to a common carrier) and the other criteria of revenue recognition are met. The revenues recognized are based upon BESP, as outlined further below.

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

60	2011 ANNUAL REPORT

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

During 2011, the Company recognized $38.8 million in revenues from appliance sales, of which $27.4 million represented the immediate recognition of revenue upon shipment and the remaining $11.4 million represented primarily the ratable recognition of deferred revenue from appliance sales recorded prior to the adoption of the amended revenue recognition rules. The Company expects to recognize revenues of $5.9 million during 2012 from appliance sales made prior to 2011 that are recorded in deferred revenue as of December 31, 2011. Had the Company not adopted the amended revenue recognition rules, the amount of revenues recognized from appliance sales would have been approximately $20.6 million for 2011. The Company recognized $18.1 million in cost of revenues from appliance sales, of which $5.2 million represented the ratable recognition of deferred cost of revenues from appliance sales recorded prior to the adoption of the amended revenue recognition rules and $12.9 of immediate recognition of cost of revenues upon shipment. The Company expects to recognize costs of revenues of $2.6 million during 2012 from appliance sales made prior to 2011 that are recorded in deferred cost of revenues as of December 31, 2011. Had the Company not adopted the amended revenue recognition rules, the amount of cost of revenues recognized from appliance sales would have been approximately $11.1 million for 2011. The new accounting guidance for revenue recognition is expected to continue to affect total revenues in future periods, although the impact on the timing and pattern of revenues will vary depending on the nature and volume of new or materially modified contracts in any given period.

For the Company’s OEM contracts, the Company grants its OEM customers the right to incorporate the Company’s products into the OEMs’ products for resale to end users. The OEM customer pays the Company a royalty fee for each resale of a subscription to the Company’s product to an end user over a specified period of time. The Company recognizes revenues associated with the OEM contracts ratably over the contractual period for which the Company is obligated to provide services to the OEM. These services consist of software updates, technical support and database updates to the Company’s Web filtering products.

The Company records distributor marketing payments and channel rebates as an offset to revenues, unless it receives an identifiable benefit in exchange for the consideration and it can estimate the fair value of the benefit received. The Company recognizes distributor marketing payments as an offset to revenues in the period the marketing service is provided and it recognizes channel rebates as an offset to revenues on a straight-line basis over the term of the corresponding subscription agreement. During 2011, 2010 and 2009, the Company offset revenue for distributor marketing payments of $3.1 million, $3.1 million and $2.7 million, respectively, and channel rebates of $3.8 million, $3.5 million and $3.2 million, respectively.

2011 ANNUAL REPORT	61

Cash and Cash Equivalents (including restricted cash and cash equivalents)

The Company considers all highly liquid investments with a maturity of ninety days or less when purchased to be cash equivalents. The Company generally invests its excess cash in interest-bearing, investment-grade money market funds with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified if necessary to take advantage of trends in yields and interest rates. The Company has not experienced any losses on its cash and cash equivalents. As of December 31, 2011, the Company’s restricted cash relates to certain lease guarantees in international locations.

Interest on Cash and Cash Equivalents

The Company’s interest on cash and cash equivalents, included as a component of other income (expense), net in the Company’s consolidated statements of operations, was $0.2 million for each of the years ended December 31, 2011, 2010 and 2009.

Acquisitions, Goodwill and Other Intangible Assets

The Company accounts for acquired businesses using the acquisition method of accounting, in accordance with GAAP accounting rules for business combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. The Company reviews goodwill that has an indefinite useful life for impairment at least annually in its fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. The Company amortizes the cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. The Company reviews for impairment by facts or circumstances, either external or internal, indicating that the Company may not recover the carrying value of the asset. The Company measures impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. The Company measures fair value generally based on the estimated future cash flows generated by the asset. Its analysis is based on available information and on assumptions and projections that the Company considers to be reasonable and supportable. If necessary, the Company performs subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. No impairment losses were recorded in 2011, 2010 or 2009.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents (including restricted cash and cash equivalents), accounts receivable, accounts payable, accrued liabilities and income tax receivable and payables approximate their fair values.

Deferred Financing Costs

The Company capitalizes deferred financing costs incurred in connection with its credit agreements and amortizes those costs over the respective term of the credit agreements. Deferred financing costs included in other current assets (current portion) and deposits and other assets (long term portion) on the consolidated balance sheets were $0.9 million and $1.2 million as of December 31, 2011 and 2010, respectively.

Derivatives

The Company uses derivative financial instruments to manage foreign currency risk relating to foreign exchange rates, and to manage interest rate risk relating to the Company’s variable rate secured loan. The Company does not use these instruments for speculative or trading purposes. The Company’s objective is to

62	2011 ANNUAL REPORT

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

The Company utilizes Euro and British Pound foreign currency forward contracts to hedge anticipated foreign currency denominated net monetary assets. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. The net gains (losses) related to the contracts designated as fair value hedges are included in other income (expense), net, in the accompanying consolidated statements of operations and amounted to approximately $0.9 million, $0.4 million and $0.2 million for 2011, 2010 and 2009, respectively. All of the fair value hedging contracts in place as of December 31, 2011 will be settled before June 2012. There were no outstanding British Pound hedging contracts in place as of December 31, 2011.

Notional and fair values of the Company’s hedging positions at December 31, 2011 and 2010 are presented in the table below (in thousands):

	December 31, 2011			December 31, 2010
Fair Value Hedges	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Euro	11,000	$14,909	$14,266	8,550	$11,405	$11,449
British Pound	0	0	0	1,250	1,938	1,958

In connection with the 2007 amended and restated senior secured credit facility entered into in October 2007 (the “2007 Credit Agreement”), the Company entered into an interest rate swap agreement to pay a fixed rate of interest (4.85% per annum) and receive a floating rate interest payment as well as an interest rate cap agreement to limit the maximum interest rate on a portion of its senior secured credit facility to 6.5% per annum. Both the interest rate swap agreement and interest rate cap agreement expired on September 30, 2010. In connection with the senior credit facility entered into in October 2010 (the “2010 Credit Agreement”), the Company entered into an interest rate swap agreement to pay a fixed rate of interest (1.778% per annum) and receive a floating rate interest payment (based on the three-month LIBOR) on a principal amount of $50 million. The $50 million swap agreement became effective on December 30, 2011 and expires on October 29, 2015. The interest rate swap was designated as a cash flow hedge. Under hedge accounting, the effective portion of the derivative fair value gains or losses is deferred in accumulated other comprehensive loss.

Concentration of Credit Risk

The Company sells its products to customers primarily in the United States, Canada, Europe, Asia, Australia and Latin America (See Note 4). The Company maintains a reserve for potential credit losses and historically such losses have been within management’s estimates. One of the Company’s broad-line distributors in North America, Ingram Micro, accounted for approximately 28%, 31% and 30% of the Company’s revenues during 2011, 2010 and 2009, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of the Company’s customers to pay their invoices. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

2011 ANNUAL REPORT	63

Inventory

Inventory, which consists primarily of appliance hardware held at the Company’s fulfillment partner locations, is stated at lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances are included in other current assets on the accompanying consolidated balance sheets and were $2.2 million and $2.1 million at December 31, 2011 and 2010, respectively.

Deferred Cost of Revenues

Deferred cost of revenues consists of the costs of Web content review, amortization of acquired technology, costs associated with revenues on our appliance products, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our SaaS offerings. As described in the Revenues section above, our cost of revenues were impacted by the adoption of new revenue recognition rules under which the related costs are generally recognized when the appliances are sold. Deferred costs of revenues included in other current assets (current portion) and deposits and other assets (long term portion) on the consolidated balance sheets were $4.4 million and $9.1 million as of December 31, 2011 and 2010, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising costs for each of the years ended December 31, 2011, 2010 and 2009 were $6.1 million, $6.0 million and $6.6 million, respectively.

64	2011 ANNUAL REPORT

Share-Based Compensation

Share-based compensation expense (excluding tax effects) was recorded in the following expense categories of the consolidated statements of operations.

	Years Ended December 31,
	2011	2010	2009
Share-based compensation in:
Cost of revenue	$1,097	$1,270	$1,381

Total share-based compensation in cost of revenue	1,097	1,270	1,381
Selling and marketing	5,893	7,160	7,964
Research and development	3,827	5,285	5,206
General and administrative	8,159	8,850	10,214

Total share-based compensation in operating expenses	17,879	21,295	23,384

Total share-based compensation	$18,976	$22,565	$24,765

At December 31, 2011, there was $39.5 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of approximately 1.9 years.

The Company estimates the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in the tables below. The Company estimates the expected term of options granted based on the history of grants and exercises in the Company’s option database. The Company estimates the volatility of its common stock at the date of grant based on both the historical volatility as well as the implied volatility of publicly traded options on its common stock. The Company bases the risk-free interest rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. The Company amortizes the fair value ratably over the vesting period of the awards. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

The Company used the following assumptions to estimate the fair value of stock options granted for each of the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Average expected life (years)	3.4	3.4	3.1
Average expected volatility factor	42.1%	42.4%	45.4%
Average risk-free interest rate	1.1%	1.4%	1.4%
Average expected dividend yield	0	0	0

2011 ANNUAL REPORT	65

The Company used the following assumptions to estimate the fair value of the semi-annual employee stock purchase plan share grants during the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Average expected life (years)	1.3	1.3	1.3
Average expected volatility factor	44.4%	41.7%	48.8%
Average risk-free interest rate	0.2%	0.4%	0.7%
Average expected dividend yield	0	0	0

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of the Company’s common stock on the date of grant and is recognized ratably over the vesting period of the awards. Performance based restricted stock units have performance based vesting components that vest only if performance criteria are met for each respective performance period. If the performance criteria are not met for a performance period, then the related performance awards that would have vested are forfeited. Certain performance criteria allow for different vested amounts based on the level of achievement of the performance criteria. Fair value has been measured on the grant date and is recognized over the expected vesting period, provided we determine it is probable that the performance criteria will be met.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) were as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$30,994	$18,652	$(10,697)
Net change in unrealized (loss) gain on derivative contracts	(1,764)	1,197	1,189
Translation adjustment	(538)	0	0

Comprehensive income (loss)	$28,692	$19,849	$(9,508)

66	2011 ANNUAL REPORT

The accumulated unrealized derivative (losses) gains, net of tax, on the Company’s derivative contracts included in accumulated other comprehensive loss were as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Beginning balance	$828	$(369)	$(1,558)
Net change during the period	(1,764)	1,197	1,189

Ending balance, net of tax of $624, $552 and $246, respectively	$ (936)	$828	$ (369)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss on the Company’s consolidated balance sheet consisted of the following (in thousands):

	December 31,
	2011	2010
Unrealized (loss) gain on interest rate derivatives, net of tax	$(936)	$828
Translation adjustments	(2,163)	(1,625)

	$(3,099)	$(797)

Net Income Per Share

Basic net income per share (“EPS”) is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive stock options, dilutive restricted stock units and dilutive employee stock purchase plan grants. Dilutive stock options, dilutive restricted stock units, dilutive performance based restricted stock units and dilutive employee stock purchase plan grants are calculated based on the average share price for each fiscal period using the treasury stock method. If, however, the Company reports a net loss, diluted EPS is computed in the same manner as basic EPS.

Potentially dilutive securities totaling 4,466,000 and 5,519,000 weighted average shares for 2011 and 2010, respectively, were excluded from the diluted EPS calculation because of their anti-dilutive effect. As the Company reported a net loss in 2009, basic and diluted net loss per share were the same. Potentially dilutive securities outstanding were not included in the computation of diluted net loss per share for 2009 because to do so would have been anti-dilutive.

2011 ANNUAL REPORT	67

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented.

	Net (Loss) Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Years Ended:
December 31, 2011:
Basic EPS	$30,994	39,711	$0.78
Effect of dilutive securities	0	1,028	(0.02)

Diluted EPS	$30,994	40,739	$0.76

December 31, 2010:
Basic EPS	$18,652	42,409	$0.44
Effect of dilutive securities	0	1,029	(0.01)

Diluted EPS	$18,652	43,438	$0.43

December 31, 2009:
Basic EPS	$(10,697)	44,262	$(0.24)
Effect of dilutive securities	0	0	0

Diluted EPS	$(10,697)	44,262	$(0.24)

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

Recently Issued Accounting Standards

In June 2011, the FASB issued authoritative guidance on the presentation of other comprehensive income within the financial statements that will become effective for the Company beginning January 1, 2012, with earlier adoption permitted. The guidance provides an option to registrants to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. The guidance eliminates the option to present other comprehensive income components as part of the consolidated statement of stockholders’ equity. The Company does not believe that adoption of the guidance will have a significant impact on the Company’s financial position, results of operations or cash flows.

68	2011 ANNUAL REPORT

2.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Lives	December 31,
		2011	2010
Computer hardware and software	3 years	$45,783	$40,020
Leasehold improvements, office furniture and equipment	3-7 years	13,124	11,904

		58,907	51,924
Accumulated depreciation		(42,075)	(34,980)

		$16,832	$16,944

Depreciation expense, including amortization of assets recorded under capital leases, for 2011, 2010 and 2009 was $10.4 million, $10.3 million and $10.7 million, respectively.

Included in property and equipment is a capital lease obligation for a software license arrangement that had an original cost of $1.7 million and net book value of approximately $0.6 million and $1.2 million as of December 31, 2011 and 2010, respectively.

3.	Intangible Assets

Intangible assets subject to amortization consisted of the following as of December 31, 2011 (in thousands):

	Remaining Weighted Average Life (in years)	Cost	Accumulated Amortization	Net
Technology	3.2	$15,157	$(11,255)	$3,902
Customer relationships	4.8	69,200	(46,690)	22,510

Total	4.6	$84,357	$(57,945)	$26,412

Intangible assets subject to amortization consisted of the following as of December 31, 2010 (in thousands):

	Remaining Weighted Average Life (in years)	Cost	Accumulated Amortization	Net
Technology	2.7	$16,347	$(10,418)	$5,929
Customer relationships	5.0	126,200	(91,153)	35,047
Trade name	1.0	510	(408)	102

Total	4.7	$143,057	$(101,979)	$41,078

Amortization expense of intangible assets for 2011, 2010 and 2009 was $15.7 million, $26.5 million and $39.3 million, respectively. As of December 31, 2011, remaining amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2012	$8,473
2013	5,720
2014	4,689
2015	3,862
2016	3,668
Thereafter	0

Total expected amortization expense	$26,412

2011 ANNUAL REPORT	69

4.	Geographic Information

The Company operates under one operating segment, which focuses on being a global provider of unified Web, email and data security solutions. The Company’s chief operating decision makers allocate resources and make decisions based on financial data consistent with the presentation in the accompanying consolidated financial statements.

The following illustrates revenues attributed to customers located in the Company’s country of domicile (the United States) and those attributed to foreign customers (in thousands):

	Years Ended December 31,
	2011	2010	2009
United States	$182,402	$165,272	$155,837
Europe, Middle East and Africa	117,971	113,721	108,290
Asia/Pacific	31,903	25,785	22,684
Canada and Latin America	31,907	27,984	26,902

	$364,183	$332,762	$313,713

The United Kingdom represented $40.5 million, $42.9 million and $45.2 million of total revenue for the fiscal years 2011, 2010 and 2009, respectively. No other foreign country represented more than 5% of total revenue.

The net carrying values of the Company’s property and equipment assets are located in the following geographic areas (in thousands):

	December 31,
	2011	2010
United States	$9,421	$9,311
China	2,879	2,643
United Kingdom	1,366	1,731
Ireland	1,579	1,845
Other	1,587	1,414

	$16,832	$16,944

5.	Deferred Revenue

The Company expects to recognize revenue related to contractual arrangements in existence as of December 31, 2011 as follows (in thousands):

Years Ending December 31,
2012	$250,597
2013	93,058
2014	40,664
2015	6,511
2016 and thereafter	2,204

$393,034

6.	Credit Facility

In October 2007, the Company entered into the 2007 Credit Agreement. The $225 million senior credit facility consisted of a five year $210 million senior secured term loan and a $15 million revolving credit facility.

70	2011 ANNUAL REPORT

In October 2010, the Company entered into the 2010 Credit Agreement and used the proceeds to repay the term loan under the 2007 Credit Agreement and retired the 2007 Credit Agreement. The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and $5 million sublimit for swing line loans. The Company will borrow and make repayments under the revolving credit facility depending on its liquidity position. During 2011, the Company borrowed $87.0 million and made repayments of $81.0 million under its revolving credit facility. The Company may increase the maximum aggregate commitment under the 2010 Credit Agreement up to $200 million if certain conditions are satisfied, including that it is not in default under the 2010 Credit Agreement at the time of the increase and that it obtains the commitment of the lenders participating in the increase. Loans under the 2010 Credit Agreement are designated at the Company’s election as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the Eurodollar rate plus 1.00%, and (c) Bank of America’s prime rate plus (ii) a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate, plus (ii) a margin set forth below. For the year ended December 31, 2011, the Company’s weighted average interest rate was 2.0%.

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

The secured revolving credit facility under the 2010 Credit Agreement is included in the line item secured loan on the Company’s consolidated balance sheets and had a balance of $73 million and $67 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011, future remaining minimum principal payments under the secured loan will be due in October 2015 when the revolving credit facility matures. The unused portion of the revolving credit facility as of December 31, 2011 was $47 million.

2011 ANNUAL REPORT	71

7.	Fair Value Measurements and Derivatives

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

The following table presents the values of balance sheet accounts measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Cash equivalents—money market funds	$1,558	$0	$0	$1,558
Foreign currency forward contracts not designated as hedges	0	643	0	643
Liabilities:
Interest rate swap	0	1,561	0	1,561

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

(1)—quoted prices in active markets for identical assets or liabilities

(2)—observable inputs other than quoted prices in active markets for identical assets or liabilities

(3)—no observable pricing inputs in the market

Included in deposits and other assets and in other accrued expenses in the consolidated balance sheet as of December 31, 2011 are derivative contracts, comprised of an interest rate swap contract and foreign currency forward contracts that are valued using models based on readily observable market parameters for all substantial terms of the Company’s derivative contracts and thus are classified within Level 2.

The effects of derivative instruments on the Company’s financial statements were as follows as of December 31, 2011 and 2010 and for each of the years ended December 31, 2011, 2010 and 2009 (in thousands). There was no ineffective portion nor was any amount excluded from effectiveness testing during any of the periods presented below.

		Fair Value of Derivative Instruments
		December 31,
	Balance Sheet Location	2011	2010
Interest rate contracts designated as cash flow hedges	(Other accrued expenses) / other assets	$(407)	$1,379
	(Other long term liabilities)	(1,154)	0
Currency forward contracts not designated as hedges	Other assets / (other accrued expenses)	643	(64)

Total derivatives		$(918)	$1,315

72	2011 ANNUAL REPORT

Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)				Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Year Ended December 31,			Derivatives in Cash Flow Hedging Relationships	Year Ended December 31,
	2011	2010	2009		2011	2010	2009
Interest rate contracts	$(2,940)	$1,991	$1,989	Interest expense	$0	$(625)	$(2,319)
Currency contracts	0	0	(4)	R&D	0	14	150

Total	$(2,940)	$1,991	$1,985		$0	$(611)	$(2,169)

	Location and Amount of Gain Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives Not Designated as Hedges		2011	2010	2009
Currency forward contracts	Other income, net	$860	$443	$170

Fair Value Measurements on a Nonrecurring Basis

As of December 31, 2011, the Company’s secured loan, with a carrying value of $73.0 million, had an estimated fair value of $73.1 million which the Company determined using a discounted cash flow model with a discount rate of 2.3% which represents the Company’s estimated incremental borrowing rate.

8.	Commitments and Contingencies

The Company leases its facilities and certain equipment under non-cancelable operating leases, which expire at various dates through 2015. The facilities’ leases contain renewal options and are subject to cost increases. Future minimum annual payments under non-cancelable operating leases at December 31, 2011 are as follows (in thousands):

Operating Leases
Years Ending December 31,
2012	$6,616
2013	6,403
2014	2,203
2015	792
2016 and thereafter	0

Total	$16,014

Rent expense totaled $7.1 million, $7.1 million and $7.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Rent expense is generally recognized on a straight-line basis over the term of the respective leases.

As of December 31, 2011, the Company has contractual commitment obligations for inbound software licenses, equipment maintenance, royalty agreements and automobile leases in the following amounts: $3.1 million for 2012, $2.2 million for 2013 and $1.5 million for 2014.

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

2011 ANNUAL REPORT	73

Litigation

On July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that the Company’s making, using, importing, selling and/or offering for sale Websense Web Filter, Websense Web Security and Websense Web Security Gateway infringes U.S. Patent No. 6,092,194 (“194 Patent”). Finjan, Inc. seeks an injunction from further infringement of the 194 Patent and damages. A hearing on the construction of the claims in the 194 Patent was held on January 30, 2012 and the court has not issued a ruling as of the filing date of this Annual Report on Form 10-K. The parties are currently engaged in discovery. The Company denies infringing any valid claims of the 194 Patent and intends to vigorously defend the lawsuit.

The Company is involved in various other legal actions in the normal course of business. Based on current information, including consultation with its lawyers, the Company has not accrued any liability that may result from any of its pending legal actions. The Company’s evaluation of the likely impact of these actions could change in the future, the Company may determine that it is required to accrue for potential liabilities in one or more legal actions and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on its results of operations or cash flows in a future period. If we later determine that we are required to accrue for potential liabilities resulting from any of these legal actions, it is reasonably possible that the ultimate liability for these matters will be greater than the amount for which we have accrued at that time.

9.	Stockholders’ Equity

Share-Based Compensation

Employee Stock Purchase Plan

Beginning with the 2001 calendar year and ending with (and including) the calendar year 2010, the Company’s Amended and Restated 2000 Employee Stock Purchase Plan (the “Purchase Plan”) provided for automatic annual increases in the number of shares reserved for issuance thereunder equal to the lesser of (i) 1% of the Company’s outstanding shares on the last trading day in December of the immediately preceding calendar year or (ii) 750,000 shares. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Under the Purchase Plan, the board of directors may authorize participation by eligible employees, including officers, in periodic offerings following commencement of the Purchase Plan. Shares issued and available for issuance are as follows:

Shares reserved for issuance at December 31, 2008	1,797,578
Shares reserved for issuance during 2009 based on the automatic increase in shares authorized	450,484
Shares issued during 2009	(377,619)

Shares reserved for issuance at December 31, 2009	1,870,443
Shares reserved for issuance during 2010 based on the automatic increase in shares authorized	434,099
Shares issued during 2010	(440,255)

Shares reserved for issuance at December 31, 2010	1,864,287
Shares issued during 2011	(473,206)

Shares reserved for issuance at December 31, 2011	1,391,081

Unless otherwise determined by the Board or precluded by laws of foreign jurisdictions, employees are eligible to participate in the Purchase Plan provided they are employed for at least 20 hours per week and are customarily employed for at least five months per calendar year. Employees who participate in an offering may

74	2011 ANNUAL REPORT

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

Employee Stock Plans

In June 2009, the stockholders of the Company approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) as a successor to and continuation of the Company’s Amended and Restated 2000 Stock Incentive Plan and the Company’s 2007 Stock Incentive Assumption Plan (collectively, the “Prior Plans”). All outstanding stock awards under the Prior Plans continue to be subject to the terms and conditions as set forth in the agreements evidencing such awards. The 2009 Plan provides for the grant of awards to the Company’s employees, directors and consultants. The 2009 Plan provides for the grant of the following awards: incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The aggregate number of shares of Common Stock that may be issued pursuant to the 2009 Plan is not to exceed 17,500,442 shares (the “Share Reserve”); however, if any shares of common stock issued pursuant to a stock award are forfeited back to the Company, then the shares that are forfeited become available for issuance under the 2009 Plan. The stock issuable under the 2009 Plan are shares of authorized but unissued or reacquired Common Stock, including shares repurchased by the Company on the open market or otherwise. Stock options are generally exercisable for a period of seven years from the date of grant and generally vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months. The exercise price of stock options generally must not be less than the fair market value on the date of grant. Restricted stock units are subject to vesting and the holders of the restricted stock units are entitled to delivery of the underlying common stock on the applicable vesting date. The restricted stock units generally vest 25% one year from the date of grant with semi-annual vesting thereafter for a period of 36 months. The Company also grants restricted stock units with performance-based vesting schedules to certain of its officers. To date, only non-statutory stock options and restricted stock units have been granted under the Prior Plans and 2009 Plan. Through December 31, 2011, the Company granted 3,450,482 restricted stock units of which 1,047,984 have vested and been issued and 856,773 have been forfeited. The remaining 1,545,725 restricted stock units have a weighted average grant date fair value of $19.54 per share, a weighted average remaining contractual term of 1.3 years and an aggregate intrinsic value of $28.9 million as December 31, 2011.

During 2009, the Company granted a total of 74,000 restricted stock unit awards with performance based vesting schedules to certain of its officers under the Prior Plans. The performance criteria were based on the Company’s achievement of combined annual billings and operating income objectives for 2009 set by the Company’s board of directors. As a result of the Company not achieving the performance requirements in 2009, none of these restricted stock units will vest. During 2010, the Company granted a total of 126,750 restricted stock unit awards with performance based vesting schedules to certain of its officers under the 2009 Plan. The performance criteria were based on the Company’s achievement of annual billings objectives for 2010 set by the Company’s board of directors. As a result of the Company not achieving the performance requirements in 2010, none of these restricted stock units will vest. During 2011, the Company granted a total of 121,000 restricted stock unit awards with performance based vesting schedules to certain of its officers under the 2009 Plan, assuming a target level for each award. The performance criteria were based on the Company’s achievement of annual billings objectives for 2011 set by the Company’s board of directors. As a result of the Company achieving certain performance objectives in 2011, 86,268 total shares of restricted stock units are subject to vest as follows: 50% of the restricted stock will vest on February 10, 2013 and the remaining 50% will vest on February 10, 2014. These restricted units are subject to vest only if the officer is continuously employed through each vesting date.

2011 ANNUAL REPORT	75

The following table summarizes the Company’s restricted stock unit activity for fiscal years 2009, 2010 and 2011:

	Number of Shares	Weighted Average Fair Value
Balance at December 31, 2008	335,687	$19.73
Granted	1,123,158	13.05
Released	(87,775)	14.61
Canceled	(167,667)	13.06

Balance at December 31, 2009	1,203,403	14.30
Granted	904,682	19.90
Released	(417,065)	19.45
Canceled	(342,873)	17.52

Balance at December 31, 2010	1,348,147	17.03
Granted	1,010,872	21.15
Released	(477,811)	20.97
Canceled	(335,483)	17.97

Balance at December 31, 2011	1,545,725	19.54

The following table summarizes the Company’s stock option activity for fiscal years 2009, 2010 and 2011:

	Number of Shares	Weighted Average Exercise price
Balance at December 31, 2008	10,431,100	$22.08
Granted	802,259	14.74
Exercised	(204,818)	11.88
Canceled	(1,252,863)	20.88

Balance at December 31, 2009	9,775,678	21.85
Granted	316,000	20.27
Exercised	(973,047)	16.43
Canceled	(1,237,877)	22.25

Balance at December 31, 2010	7,880,754	22.39
Granted	66,000	23.99
Exercised	(1,026,023)	16.47
Canceled	(819,245)	23.51

Balance at December 31, 2011	6,101,486	23.25

The weighted average fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 was $7.54, $6.49 and $4.85 per share, respectively, based on the grant date fair value of the stock options.

The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $7.2 million, $5.2 million and $1.2 million, respectively.

The total fair value of stock options vested during the years ended December 31, 2011, 2010 and 2009 was $4.3 million, $8.1 million and $13.4 million, respectively.

76	2011 ANNUAL REPORT

The following table summarizes all stock options outstanding and exercisable by price range as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.07 – $18.74	1,565,040	3.5	$16.79	1,306,669	$16.89
$18.75 – $21.77	1,385,235	2.7	20.47	1,317,939	20.51
$21.81 – $24.21	1,221,336	2.9	23.41	1,107,495	23.45
$24.26 – $39.91	633,460	1.1	26.34	633,460	26.34
$32.24 – $99.96	1,296,415	2.4	32.34	1,238,081	32.34

	6,101,486	2.7	23.25	5,603,644	23.52

The Company defines in-the-money stock options at December 31, 2011 as stock options that had exercise prices that were lower than $18.73, the market price of the Company’s common stock at that date. As of December 31, 2011, the weighted-average remaining contractual term of options outstanding is 2.7 years and the weighted-average remaining contractual term of options currently exercisable is 2.6 years. The aggregate intrinsic value of all exercisable and non-exercisable stock options outstanding and in-the-money at December 31, 2011 was $3.0 million. The aggregate intrinsic value of only exercisable stock options outstanding and in-the-money at December 31, 2011 was $2.4 million. There were 1,181,540 stock options in-the-money at December 31, 2011, of which 969,008 stock options were exercisable.

The following shares of common stock are reserved for future issuance as of December 31, 2011:

Stock options and restricted stock units:
Granted and outstanding	7,647,211
Reserved for future grants	5,628,409
Employee Stock Purchase Plan:
Reserved for future issuance	1,391,081

Total	14,666,701

Treasury Stock

The Company repurchased shares of its common stock under its stock repurchase program during the fiscal year ended December 31, 2011 as follows:

In April 2003, the Company’s board of directors authorized a stock repurchase program of up to four million shares of its common stock. In August 2005, the Company’s board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to eight million shares. In July 2006, the Company’s board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to 12 million shares. In January 2010, the Company’s board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to 16 million shares. In October 2010, the Company’s board of directors increased the size of the stock repurchase program by an additional eight million shares, for a total program size of up to 24 million shares. The stock repurchase program does not have an expiration date, does not require the Company to purchase a specific number of shares and may be modified, suspended or terminated at any time by the Company’s board of directors.

In connection with the stock repurchase program, the Company adopted two 10b5-1 stock repurchase plans (the “2009 Repurchase Plans”) in August 2009. The 2009 Repurchase Plans initially provided for purchases of up

2011 ANNUAL REPORT	77

to an aggregate of $7.5 million of the Company’s common stock per calendar quarter in open market transactions beginning in October 2009. In November 2010, the Company increased the value of shares to be repurchased under the 2009 Repurchase Plans from an aggregate of $7.5 million to $25 million per calendar quarter effective as of January 1, 2011. In October 2011, the Company decreased the value of shares to be repurchased under the 2009 Repurchase Plans from an aggregate of $25 million to $20 million per calendar quarter effective as of January 1, 2012. Depending on market conditions and other factors, including compliance with covenants in the 2010 Credit Agreement, purchases by the Company’s agents under the 2009 Repurchase Plans may be suspended at any time, or from time to time. During 2011, the Company repurchased an aggregate of 4,787,302 shares of its common stock for an aggregate of approximately $100.0 million at an average price of $20.89 per share. As of December 31, 2011, the Company had repurchased a total of 20,411,821 shares of its common stock under the stock repurchase program, for an aggregate of $409.8 million at an average price of $20.08 per share. The 2010 Credit Agreement permits the Company to repurchase its securities so long as it is not in default under the 2010 Credit Agreement, has complied with all of its financial covenants, and has liquidity of at least $20 million; provided, however, if, after giving effect to any repurchase, the Company’s leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10 million in the aggregate in any fiscal year.

10.	Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Income (loss) before income taxes
United States	$26,674	$16,820	$2,922
Foreign	17,345	9,441	(6,563)

Total	$44,019	$26,261	$(3,641)

The provision for income taxes is as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Current
Federal	$2,882	$3,251	$(247)
Foreign	4,606	4,099	5,443
State	528	2,286	2,519

	8,016	9,636	7,715
Deferred
Federal	6,596	1,288	5,612
Foreign	(1,863)	(3,881)	(7,192)
State	276	566	921

	5,009	(2,027)	(659)

Provision for income taxes	$13,025	$7,609	$7,056

78	2011 ANNUAL REPORT

The reconciliation of income tax computed at the federal statutory rate to the provision for income taxes is as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Statutory rate	$15,407	$9,200	$(1,274)
Foreign tax	480	(4,436)	(1,505)
State tax	1,421	2,632	2,690
Credits	(1,648)	(1,307)	0
Share-based compensation	1,297	1,777	1,498
Uncertain tax positions	(3,260)	(1,386)	2,530
Other	(672)	1,129	3,117

Provision for income taxes	$13,025	$7,609	$7,056

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Deferred revenue	$29,112	$37,019
Share-based compensation	18,983	20,045
State tax	78	183
Reserves and accruals not currently deductible	4,693	4,534
Net operating losses	1,885	4,383
Tax credits	897	503
Other	825	794

Gross deferred tax assets	56,473	67,461
Valuation allowance for deferred tax assets	(2,227)	(1,816)

Deferred tax assets, net	54,246	65,645
Deferred tax liabilities:
Basis difference in intangibles	(15,591)	(20,074)
Other	(2,622)	(5,272)

Net deferred taxes	$36,033	$40,299

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has previously established a full valuation allowance against acquired net operating loss and foreign tax credit carryforwards in jurisdictions, primarily the United States federal and state, in which it is more likely than not that such carryforwards will not be utilized in the foreseeable future. The net change in the total valuation allowance for the year ended December 31, 2011 was an increase of $0.4 million.

Periodically, management reassesses the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on the Company’s assessment of these items during 2011, specifically the expected reversal of existing taxable temporary differences and a history of generating taxable income in applicable tax jurisdictions, the Company determined that it is more likely than not that the balance of its net deferred tax assets will be realized.

As of December 31, 2011, the Company had net operating loss carryforwards for federal, state, United Kingdom, Brazil, France and China of approximately $2.9 million, $21.4 million, $0.2 million, $0.8 million, $1.4 million, and $0.2 million, respectively. A portion of the U.S. federal and state net operating losses are subject to annual limitations due to changes in ownership. If not utilized, the federal net operating loss

2011 ANNUAL REPORT	79

carryforward will begin to expire in 2027, the state net operating loss carryforwards will continue to expire in 2012, and the China net operating loss carryforward will expire in 2013. The net operating loss carryforwards in the United Kingdom, France and Brazil have no expiration date.

As of December 31, 2011, the Company had approximately $36.8 million of undistributed earnings related to its foreign subsidiaries. Management believes that these earnings will be indefinitely reinvested in foreign jurisdictions; accordingly, the Company has not provided for U.S. federal income taxes related to these earnings. However, upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. Due to the complex nature of U.S. and foreign tax laws, it is not practicable for the Company to estimate the amount of the unrecognized deferred tax liability associated with the unremitted earnings of its foreign subsidiaries.

The Company operates under a qualified tax incentive in China, which is in effect through 2012. The tax holiday is conditional upon the Company’s meeting certain employment, investment or qualified project criteria. The tax incentive decreased the Company’s taxes in China by approximately $0.2 million, $0.1 million and $0.5 million for 2011, 2010 and 2009, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Balance at beginning of year	$13,878	$14,225	$8,772
Additions for tax positions related to the current year	461	703	2,578
Additions for tax positions of prior years	227	833	5,050
Reductions for tax positions related to prior years	(75)	(630)	(8)
Reductions for settlements	(4,399)	(1,253)	(1,325)
Reductions for lapse of statute of limitations for assessment of taxes	0	0	(842)

Balance at end of year	$10,092	$13,878	$14,225

Included in the balance of unrecognized tax benefits as of December 31, 2011 and 2010, are $7.0 million and $9.7 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate and $1.0 million and $1.0 million, respectively as of both dates, of tax benefits that, if recognized, would increase additional paid-in capital. The Company also accrued gross penalties and interest of $0.4 million, $0.4 million and $0.4 million related to these uncertain tax positions during 2011, 2010 and 2009, respectively, and in total, as of December 31, 2011 and 2010, the Company has recorded a liability for gross penalties and interest of $2.2 million and $2.1 million, respectively. The Company classifies interest and penalties relating to unrecognized tax benefits as part of its provision for income taxes. As of December 31, 2011, the Company estimates that the liability for uncertain tax positions could change up to $0.3 million within the next twelve months due to the expiration of certain statutes of limitation and from potential settlement of examinations with tax authorities.

During the fourth quarter of 2011, the Company reached a settlement agreement with the tax authorities in the United Kingdom concerning various tax matters relating to tax years 2005 through 2008. As a result of this settlement agreement, the Company reversed previously established reserves for uncertain tax positions which resulted in a net tax benefit of approximately $2.7 million. The entire net tax benefit was recorded in the fourth quarter of 2011, the period in which the settlement agreement was reached, and is not expected to recur.

The Company and its subsidiaries file tax returns which are routinely examined by tax authorities in the U.S. and in various state and foreign jurisdictions. The Company is currently under examination by the respective tax authorities for tax years 2005 to 2009 in the United States and for 2006 to 2010 in Israel. The Company has various other ongoing audits in various stages of completion. In general, the tax years 2005 through 2010 could be subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions such

80	2011 ANNUAL REPORT

as Australia, China, Ireland, Israel and the United Kingdom, the statute of limitations for tax years 2006 through 2010 are still open and these years could be examined by the respective tax authorities.

During the first quarter of 2010, the Company was informed by the IRS that they had completed their audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued the Company a 30-day letter which outlined all of their proposed audit adjustments and required the Company to either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and its Irish subsidiary, including the amount of cost sharing buy-in, as well as to the Company’s claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary. The proposed adjustments also do not include the future impact that changes in the Company’s cost sharing arrangement could have on the Company’s effective tax rate. The Company disagrees with all of the proposed adjustments and has submitted a formal protest to the IRS for each matter. The IRS assigned the Company’s case to an IRS Appeals Officer and the appeals process commenced during the second quarter of 2011. In the third quarter of 2011, the IRS withdrew the proposed adjustment relating to equity compensation of $1.7 million, resulting in no additional tax liability. This reduced the amount of the additional tax proposed by the IRS for the tax years ended December 31, 2005 through December 31, 2007 to approximately $17.3 million. The Company intends to continue to defend its position on the remaining matters at the IRS Appeals Office, including through litigation if required. The timing of the ultimate resolution of these remaining matters cannot be reasonably estimated at this time and the appeals process is still ongoing as of the date of this report, February 23, 2012.

11.	Employee Retirement Plans

The Company has a 401(k) defined contribution retirement plan (the “401(k) Plan”) covering substantially all U.S. employees. The 401(k) Plan provides for voluntary employee contributions from 1% to 50% of annual compensation, as defined, and provides for a discretionary employer matching contribution of 25% for each employee deferral contribution made during the plan year, up to 6% of the participant’s compensation. The Company also has defined contribution plans in certain foreign subsidiary locations in which the majority of employees in those locations participate. The amount of employer expenses, including the employer contributions to the 401(k) Plan and foreign subsidiaries’ plans during the years ended December 31, 2011, 2010 and 2009 were $2.7 million, $1.3 million and $1.4 million, respectively.

12.	Summarized Quarterly Data (Unaudited)

The following tables present the Company’s unaudited quarterly consolidated statement of operations data for 2011 and 2010.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2011
Revenues	$88,634	$90,705	$92,111	$92,733
Gross profit	73,971	75,613	77,212	77,768
Income from operations	7,792	9,527	13,714	13,382
Income before income taxes	8,830	9,022	13,544	12,623
Net income	$8,121	$4,380	$8,118	$10,375

Basic income per share(1)	$0.20	$0.11	$0.21	$0.27
Diluted income per share(1)	$0.20	$0.11	$0.20	$0.27

2011 ANNUAL REPORT	81

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2010
Revenues	$79,770	$81,870	$84,748	$86,374
Gross profit	67,619	68,910	71,185	71,958
Income from operations	3,669	7,066	12,410	7,665
Income before income taxes	1,780	6,022	11,560	6,899
Net income	$835	$3,120	$5,781	$8,916

Basic income per share(1)	$0.02	$0.07	$0.14	$0.22
Diluted income per share(1)	$0.02	$0.07	$0.13	$0.21

(1)	Basic and diluted net income (loss) per share computations for each quarter are independent and may not add up to the net income (loss) per share computation for the respective year. See Note 1 to the consolidated financial statements for an explanation of the determination of basic and diluted net income (loss) per share.

82	2011 ANNUAL REPORT

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness and design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on our evaluation under the criteria set forth in the COSO Report, our management concluded our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited and attested to by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on our internal control over financial reporting which is included herein.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during

2011 ANNUAL REPORT	83

our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

84	2011 ANNUAL REPORT

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Websense, Inc.

We have audited Websense, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Websense, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Websense, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Websense, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Websense, Inc. and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 23, 2012

2011 ANNUAL REPORT	85

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors. Information concerning our directors is incorporated by reference from the section captioned “Election of Directors” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on May 31, 2012.

(b) Executive Officers. Information concerning our executive officers is set forth under the section captioned “Executive Officers of the Registrant” in Part I of this report.

(c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on May 31, 2012.

(d) The Company has adopted a Code of Business Conduct which, together with the policies referred to therein, is applicable to all directors, officers and employees of the Company. In addition, the Company has adopted a Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Finance, Tax and Accounting Department Personnel (“Code of Ethics”). The Code of Business Conduct and the Code of Ethics cover all areas of professional conduct, including conflicts of interest, disclosure obligations, insider trading and confidential information, as well as compliance with all laws, rules and regulations applicable to our business. The Company encourages all employees, officers and directors to promptly report any violations of any of the Company’s policies. In the event that an amendment to, or a waiver from, a provision of the Code of Business Conduct or Code of Ethics that applies to any of our directors or executive officers is necessary, the Company intends to post such information on its Web site. A copy of our Code of Business Conduct and our Code of Ethics can be obtained from our Web site free of charge at www.websense.com.

(e) Audit Committee. Information concerning the audit committee of our board of directors and our designated “audit committee financial experts” is incorporated by reference from the section captioned “Audit Committee” contained in our Proxy Statement related to the Annual Meeting of Stockholders to be held on May 31, 2012.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Compensation of Executive Officers” and “Compensation of Directors” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on May 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K concerning security ownership of certain beneficial owners and management is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement related to the Annual Meeting of Stockholders to be held on May 31, 2012.

86	2011 ANNUAL REPORT

The following table provides information as of December 31, 2011 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities subject to outstanding options, warrants and rights)
Equity compensation plans approved by security holders(1)	7,646,377	$22.50	7,019,490	(3)
Equity compensation plans not approved by security holders(2)	834	$11.50	0

Total	7,647,211	$22.50	7,019,490

(1)	Consists solely of the 2009 Equity Incentive Plan.
(2)	Consists of 354,000 stock option grants made to certain new employees in 2002 in order to induce them to commence employment with the Company, of which 834 shares under options are outstanding. The outstanding stock options have substantially the same terms as stock options issued under the 2009 Equity Incentive Plan and have a weighted average exercise price of $11.50 per share.
(3)	Consists of shares available for future issuance under the 2009 Equity Incentive Plan. As of December 31, 2011, an aggregate of 1,391,081 shares of Common Stock were available for issuance under the Employee Stock Purchase Plan and 5,628,409 shares of Common Stock were available for issuance under the 2009 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Transactions with Related Persons” in the Company’s Proxy Statement related to the Annual Meeting of Stockholders to be held on May 31, 2012.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement related to the Annual Meeting of Stockholders to be held on May 31, 2012.

2011 ANNUAL REPORT	87

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1. The following consolidated financial statements of Websense, Inc. are filed as part of this report under Item 8–Financial Statements and Supplementary Data:

Consolidated balance sheets—December 31, 2011 and 2010	55
Consolidated statements of operations—Years ended December 31, 2011, 2010 and 2009	56
Consolidated statements of stockholders’ equity—Years ended December 31, 2011, 2010 and 2009	57
Consolidated statements of cash flows—Years ended December 31, 2011, 2010 and 2009	58
Notes to consolidated financial statements—December 31, 2011	59

2. Financial schedules required to be filed by Item 8 of this report:

Schedule II Valuation and Qualifying Accounts	92

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.	Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(13)*	Douglas Wride Retirement Agreement, dated January 31, 2011

10.2(4)*	Employment Agreement by and between Websense, Inc. and Gene Hodges, dated January 9, 2006

10.3(5)*	Separation Agreement, dated September 6, 2011, by and between Websense, Inc. and Arthur S. Locke III

10.4(6)*	Employment Agreement by and between Websense, Inc. and John McCormack, dated July 5, 2006

10.5(14)*	Employment Agreement by and between Websense, Inc. and Didier Guibal, dated July 14, 2009

10.6(1)*	2009 Equity Incentive Plan

10.7(1)*	Form of Stock Option Agreement under the 2009 Equity Incentive Plan

10.8(1)*	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan

10.9(1)*	Form of Non-Discretionary Stock Option Agreement under the 2009 Equity Incentive Plan and Form of Early Exercise Stock Purchase Agreement under the 2009 Equity Incentive Plan

10.10(1)*	Form of Non-Discretionary Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan

10.11(12)*	2000 Amended and Restated Employee Stock Purchase Plan

10.12(16)	Form of Indemnification Agreement between Websense, Inc. and its directors

88	2011 ANNUAL REPORT

Exhibit Number	Description of Document
10.13(16)	Form of Indemnification Agreement between Websense, Inc. and its officers

10.14(7)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002

10.15(7)	First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002

10.16(7)	Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003

10.17(8)	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004

10.18(3)	Fourth Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated March 24, 2005

10.19(9)	Fifth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated December 21, 2006

10.20(9)	Sixth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated January 30, 2007

10.21(9)	Seventh Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated February 12, 2007

10.22(10)	Eighth Amendment to Lease between Websense, Inc. and Creekside Property Holdings LLC, dated June 24, 2010

10.23(11)	Credit Agreement, dated October 22, 2010, among Websense, Inc., PortAuthority Technologies, Inc., Karabunga, Inc., Bank of America N.A. and the other Lenders (as defined therein)

10.24(17)*	Officer Change in Control Severance Benefit Plan

10.25(17)*	Form of Severance Plan Participation Agreement for Tier One Officers

10.26(17)*	Form of Severance Plan Participation Agreement for Tier Two Officers

10.27(17)*	Form of Severance Plan Participation Agreement for Tier Three Officers

10.28(13)*	2011 Management Bonus Program

10.29(13)*	2011 EVP of Worldwide Sales Bonus Program

10.30(14)*	Board of Directors Compensation Plan

10.31(15)*	2012 Management Bonus Program

10.32(15)*	2012 EVP of Worldwide Sales Bonus Program

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

2011 ANNUAL REPORT	89

Exhibit Number	Description of Document
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CA	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on March 23, 2000 (Commission File No. 333-95619) and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2005 filed with the SEC on March 3, 2006 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 11, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 6, 2011 and incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed with the SEC on May 9, 2008 and incorporated herein by reference.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2003 filed with the SEC on August 13, 2003 and incorporated herein by reference.
(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed with the SEC on November 5, 2004 and incorporated herein by reference.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 22, 2007 and incorporated herein by reference.
(10)	Filed as an exhibit to our Current Report on Form 10-Q for the period ended June 30, 2010 filed with the SEC on August 6, 2010 and incorporated herein by reference.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 26, 2010 and incorporated herein by reference.
(12)	Filed as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2010 filed with the SEC on February 10, 2011 and incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 1, 2011 and incorporated herein by reference.
(14)	Filed as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2009 filed with the SEC on February 25, 2010.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 31, 2012 and incorporated herein by reference.
(16)	Filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000 (Commission File No. 333-95619) and incorporated herein by reference.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 23, 2008 and incorporated herein by reference.

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File No. of 000-30093.

90	2011 ANNUAL REPORT

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: February 23, 2012	By:	/S/ MICHAEL A. NEWMAN
Michael A. Newman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GENE HODGES Gene Hodges	Director, Chief Executive Officer (principal executive officer)	February 23, 2012

/s/ MICHAEL A. NEWMAN Michael A. Newman	Sr. Vice President and Chief Financial Officer (principal financial and accounting officer)	February 23, 2012

/s/ JOHN B. CARRINGTON John B. Carrington	Chairman of the Board	February 23, 2012

/s/ MARK ST.CLARE Mark St.Clare	Director	February 23, 2012

/s/ BRUCE T. COLEMAN Bruce T. Coleman	Director	February 23, 2012

/s/ JOHN SCHAEFER John Schaefer	Director	February 23, 2012

/s/ GARY E. SUTTON Gary E. Sutton	Director	February 23, 2012

Peter Waller	Director	February __, 2012

2011 ANNUAL REPORT	91

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

WEBSENSE, INC.

(in thousands)

A	B	C			D		E
Description	Balance at Beginning of Period	Additions			Deductions- Describe		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts-Describe
YEAR ENDED DECEMBER 31, 2009
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,752	0	$250	(2)	$200	(1)	$1,802
YEAR ENDED DECEMBER 31, 2010
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,802	0	0		$646	(3)	$1,156
YEAR ENDED DECEMBER 31, 2011
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,156	0	0		$177	(4)	$979

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Amount represents reserve recorded as a reduction of deferred revenue and represents customer balances deemed uncollectible. The reserve is amortized as a reduction of revenue over the average life of all subscriptions.
(3)	The deductions of $646,000 in the year ended December 31, 2010 consisted of the reversal of reserves of $600,000 and $46,000 of uncollectible accounts written off.
(4)	The deductions of $177,000 in the year ended December 31, 2011 consisted of the reversal of reserves of $100,000, $78,000 of uncollectible accounts written off, less $1,000 in translation adjustments.

92	2011 ANNUAL REPORT

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(13)*	Douglas Wride Retirement Agreement, dated January 31, 2011

10.2(4)*	Employment Agreement by and between Websense, Inc. and Gene Hodges, dated January 9, 2006

10.3(5)*	Separation Agreement, dated September 6, 2011, by and between Websense, Inc. and Arthur S. Locke III

10.4(6)*	Employment Agreement by and between Websense, Inc. and John McCormack, dated July 5, 2006

10.5(14)*	Employment Agreement by and between Websense, Inc. and Didier Guibal, dated July 14, 2009

10.6(1)*	2009 Equity Incentive Plan

10.7(1)*	Form of Stock Option Agreement under the 2009 Equity Incentive Plan

10.8(1)*	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan

10.9(1)*	Form of Non-Discretionary Stock Option Agreement under the 2009 Equity Incentive Plan and Form of Early Exercise Stock Purchase Agreement under the 2009 Equity Incentive Plan

10.10(1)*	Form of Non-Discretionary Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan

10.11(12)*	2000 Amended and Restated Employee Stock Purchase Plan

10.12(16)	Form of Indemnification Agreement between Websense, Inc. and its directors

10.13(16)	Form of Indemnification Agreement between Websense, Inc. and its officers

10.14(7)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002

10.15(7)	First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002

10.16(7)	Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003

10.17(8)	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004

10.18(3)	Fourth Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated March 24, 2005

10.19(9)	Fifth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated December 21, 2006

10.20(9)	Sixth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated January 30, 2007

10.21(9)	Seventh Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated February 12, 2007

10.22(10)	Eighth Amendment to Lease between Websense, Inc. and Creekside Property Holdings LLC, dated June 24, 2010

10.23(11)	Credit Agreement, dated October 22, 2010, among Websense, Inc., PortAuthority Technologies, Inc., Karabunga, Inc., Bank of America N.A. and the other Lenders (as defined therein)

Exhibit Number	Description of Document
10.24(17)*	Officer Change in Control Severance Benefit Plan

10.25(17)*	Form of Severance Plan Participation Agreement for Tier One Officers

10.26(17)*	Form of Severance Plan Participation Agreement for Tier Two Officers

10.27(17)*	Form of Severance Plan Participation Agreement for Tier Three Officers

10.28(13)*	2011 Management Bonus Program

10.29(13)*	2011 EVP of Worldwide Sales Bonus Program

10.30(14)*	Board of Directors Compensation Plan

10.31(15)*	2012 Management Bonus Program

10.32(15)*	2012 EVP of Worldwide Sales Bonus Program

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on March 23, 2000 (Commission File No. 333-95619) and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2005 filed with the SEC on March 3, 2006 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 11, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 6, 2011 and incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed with the SEC on May 9, 2008 and incorporated herein by reference.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2003 filed with the SEC on August 13, 2003 and incorporated herein by reference.
(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed with the SEC on November 5, 2004 and incorporated herein by reference.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 22, 2007 and incorporated herein by reference.
(10)	Filed as an exhibit to our Current Report on Form 10-Q for the period ended June 30, 2010 filed with the SEC on August 6, 2010 and incorporated herein by reference.

(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 26, 2010 and incorporated herein by reference.
(12)	Filed as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2010 filed with the SEC on February 10, 2011 and incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 1, 2011 and incorporated herein by reference.
(14)	Filed as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2009 filed with the SEC on February 25, 2010.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 31, 2012 and incorporated herein by reference.
(16)	Filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000 (Commission File No. 333-95619) and incorporated herein by reference.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 23, 2008 and incorporated herein by reference.

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File No. of 000-30093.