Form 10-Q
period 2012-03-31
WEBSENSE INC
filed 2012-05-04
CIK 1098277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of April 30, 2012 was 37,211,517.

Websense, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2012

In this report, “Websense,” “the Company,” “we,” “us” and “our” refer to Websense, Inc., and our wholly owned subsidiaries, unless the context otherwise provides.

Part I – Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

Websense, Inc.

Consolidated Balance Sheets

(In thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,346	$76,201
Accounts receivable, net of allowance for doubtful accounts of $1,529 and $979 as of March 31, 2012 and December 31, 2011, respectively	61,914	80,147
Income tax receivable / prepaid income tax	155	738
Current portion of deferred income taxes	30,055	30,021
Other current assets	13,408	13,793

Total current assets	175,878	200,900
Cash and cash equivalents – restricted, less current portion	659	628
Property and equipment, net	17,492	16,832
Intangible assets, net	24,294	26,412
Goodwill	372,445	372,445
Deferred income taxes, less current portion	8,667	8,599
Deposits and other assets	7,906	8,622

Total assets	$607,341	$634,438

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,319	$9,026
Accrued compensation and related benefits	22,356	22,770
Other accrued expenses	15,390	16,534
Current portion of income taxes payable	10,819	3,187
Current portion of deferred tax liability	87	86
Current portion of deferred revenue	242,363	250,597

Total current liabilities	297,334	302,200
Other long term liabilities	2,456	2,600
Income taxes payable, less current portion	12,235	11,955
Secured loan	68,000	73,000
Deferred tax liability, less current portion	2,520	2,501
Deferred revenue, less current portion	141,713	142,437

Total liabilities	524,258	534,693
Stockholders’ equity:
Common stock	571	568
Additional paid-in capital	421,635	415,573
Treasury stock, at cost	(407,018)	(385,544)
Retained earnings	70,414	72,247
Accumulated other comprehensive loss	(2,519)	(3,099)

Total stockholders’ equity	83,083	99,745

Total liabilities and stockholders’ equity	$607,341	$634,438

See accompanying notes to consolidated financial statements

Websense, Inc.

Consolidated Statements of Operations

(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues:
Software and service	$82,008	$80,303
Appliance	7,516	8,331

Total revenues	89,524	88,634
Cost of revenues:
Software and service	10,975	10,426
Appliance	3,187	4,237

Total cost of revenues	14,162	14,663

Gross profit	75,362	73,971
Operating expenses:
Selling and marketing	39,027	40,855
Research and development	15,290	14,160
General and administrative	10,318	11,164

Total operating expenses	64,635	66,179

Income from operations	10,727	7,792
Interest expense	(656)	(426)
Other (expense) income, net	(252)	1,464

Income before income taxes	9,819	8,830
Provision for income taxes	11,652	709

Net (loss) income	$(1,833)	$8,121

Net (loss) income per share:
Basic net (loss) income per share	$(0.05)	$0.20
Diluted net (loss) income per share	$(0.05)	$0.20
Weighted average shares — basic	37,630	40,531
Weighted average shares — diluted	37,630	41,398

See accompanying notes to consolidated financial statements

Websense, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited and in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011

Net (loss) income	$(1,833)	$8,121

Other comprehensive (loss) income before tax:
Foreign currency translation adjustments	504	(2,076)
Unrealized gains on derivative contracts, net	60	115

Other comprehensive (loss) income before tax	564	(1,961)
Income tax benefit (expense) related to components of other comprehensive (loss) income	16	(46)

Other comprehensive income (loss), net of tax	580	(2,007)

Comprehensive (loss) income	$(1,253)	$6,114

See accompanying notes to consolidated financial statements

Websense, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited and in thousands)

						Accumulated
	Common stock		Additional	Treasury	Retained	other comprehensive	Total stockholders’
	Shares	Amount	paid-in capital	stock	earnings	(loss) income	equity
Balance at December 31, 2011	38,048	$568	$415,573	$(385,544)	$72,247	$(3,099)	$99,745
Issuance of common stock upon exercise of options	72	1	1,202	0	0	0	1,203
Issuance of common stock from restricted stock units, net	177	2	0	(1,478)	0	0	(1,476)
Share-based compensation expense	0	0	5,014	0	0	0	5,014
Tax shortfall from share-based compensation	0	0	(154)	0	0	0	(154)
Purchase of treasury stock	(1,065)	0	0	(19,996)	0	0	(19,996)
Net loss	0	0	0	0	(1,833)	0	(1,833)
Other comprehensive (loss) income	0	0	0	0	0	580	580

Balance at March 31, 2012	37,232	$571	$421,635	$(407,018)	$70,414	$(2,519)	$83,083

See accompanying notes to consolidated financial statements

Websense, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
Operating activities:
Net (loss) income	$(1,833)	$8,121
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,906	6,510
Share-based compensation	5,014	5,505
Deferred income taxes	0	119
Unrealized gain on foreign exchange	144	(750)
Excess tax benefit from share-based compensation	(130)	(529)
Changes in operating assets and liabilities:
Accounts receivable	18,968	26,779
Other assets	321	(1,316)
Accounts payable	(3,206)	(403)
Accrued compensation and related benefits	(680)	(1,078)
Other liabilities	(483)	(2,201)
Deferred revenue	(8,962)	(11,974)
Income taxes payable and receivable/prepaid	8,297	2,627

Net cash provided by operating activities	22,356	31,410

Investing activities:
Change in restricted cash and cash equivalents	(17)	38
Purchase of property and equipment	(2,784)	(1,911)
Purchase of intangible assets	0	(275)

Net cash used in investing activities	(2,801)	(2,148)

Financing activities:
Proceeds from secured loan	0	26,000
Principal payments on secured loan	(5,000)	(30,000)
Principal payments on capital lease obligation	(587)	(569)
Proceeds from exercise of stock options	1,383	1,711
Excess tax benefit from share-based compensation	130	529
Tax payments related to restricted stock unit issuances	(1,475)	(1,401)
Purchase of treasury stock	(20,490)	(23,969)

Net cash used in financing activities	(26,039)	(27,699)

Effect of exchange rate changes on cash and cash equivalents	629	390
(Decrease) increase in cash and cash equivalents	(5,855)	1,953
Cash and cash equivalents at beginning of period	76,201	77,390

Cash and cash equivalents at end of period	$70,346	$79,343

Cash paid during the period for:
Income taxes, net of refunds	$2,997	$694
Interest	$607	$393
Non-cash financing activities:
Change in operating assets and liabilities for unsettled purchase of treasury stock and exercise of stock options	$313	$1,030

See accompanying notes to consolidated financial statements

Websense, Inc.

Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and results of operations for the interim periods presented.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2011, included in Websense, Inc.’s Annual Report on Form 10-K filed with the SEC. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Other than the adoption of new accounting standards related to reporting comprehensive income, as discussed below, there have been no material changes to the Company’s significant accounting policies as compared with the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In June 2011, the Financial Accounting Standards Board issued authoritative guidance on the presentation of other comprehensive income within the financial statements that became effective for the Company beginning January 1, 2012. Pursuant to the guidance, registrants may present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements, but may not present other comprehensive income components as part of the consolidated statement of stockholders’ equity. As a result of this guidance, the Company has included a separate statement of comprehensive (loss) income as part of these consolidated financial statements.

2. Net (Loss) Income Per Share

Basic net (loss) income per share (“EPS”) is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive stock options, dilutive restricted stock units and dilutive employee stock purchase plan grants. Dilutive stock options, dilutive restricted stock units and dilutive employee stock purchase plan grants are calculated based on the average share price for each fiscal period using the treasury stock method. If, however, the Company reports a net loss, diluted EPS is computed in the same manner as basic EPS.

As the Company reported a net loss for the three months ended March 31, 2012, basic and diluted EPS were the same. Potentially dilutive securities totaling approximately 4,858,000 and 4,719,000 weighted average shares for the three months ended March 31, 2012 and 2011, respectively, were excluded from the diluted EPS calculation because of their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net (Loss) Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
March 31, 2012:
Basic EPS	$(1,833)	37,630	$(0.05)
Effect of dilutive securities	0	0	0

Diluted EPS	$(1,833)	37,630	$(0.05)

March 31, 2011:
Basic EPS	$8,121	40,531	$0.20
Effect of dilutive securities	0	867	0

Diluted EPS	$8,121	41,398	$0.20

3. Intangible Assets

Intangible assets subject to amortization consisted of the following as of March 31, 2012 (in thousands):

	Remaining Weighted Average Life (in years)	Cost	Accumulated Amortization	Net
Technology	3.2	$15,157	$(11,861)	$3,296
Customer relationships	4.6	69,200	(48,202)	20,998

Total	4.4	$84,357	$(60,063)	$24,294

Intangible assets subject to amortization consisted of the following as of December 31, 2011 (in thousands):

	Remaining Weighted Average Life (in years)	Cost	Accumulated Amortization	Net
Technology	3.2	$15,157	$(11,255)	$3,902
Customer relationships	4.8	69,200	(46,690)	22,510

Total	4.6	$84,357	$(57,945)	$26,412

As of March 31, 2012, remaining amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2012	$6,355
2013	5,720
2014	4,689
2015	3,862
2016	3,430
Thereafter	238

Total expected amortization expense	$24,294

4. Credit Facility

In October 2010, the Company entered into a senior credit facility (the “2010 Credit Agreement”). The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and $5 million sublimit for swing line loans. The Company will borrow and make repayments under the revolving credit facility depending on its liquidity position. During the first three months of 2012, the Company made repayments of $5 million under this credit facility. The Company may increase the maximum aggregate commitment under the 2010 Credit Agreement to up to $200 million if certain conditions are satisfied, including that it is not in default under the 2010 Credit Agreement at the time of the increase and that it obtains the commitment of the lenders participating in the increase. Loans under the 2010 Credit Agreement are designated at the Company’s election as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the Eurodollar rate plus 1.00%, and (c) Bank of America’s prime rate plus (ii) a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate, plus (ii) a margin set forth below. As of March 31, 2012, the Company’s weighted average interest rate was 3.58%.

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

The secured revolving credit facility under the 2010 Credit Agreement is included in the line item secured loan on the Company’s consolidated balance sheets and had a balance of $68 million and $73 million as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, future remaining minimum principal payments under the secured loan will be due in October 2015 when the revolving credit facility matures. The unused portion of the revolving credit facility as of March 31, 2012 was $52 million.

5. Fair Value Measurements and Derivatives

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

The following table presents the values of balance sheet accounts measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012			December 31, 2011
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Level 1 (1)	Level 2 (2)	Level 3 (3)
Assets:
Cash equivalents - money market funds	$1,559	$0	$0	$1,558	$0	$0
Foreign currency contracts designated as cash flow hedges	0	100	0	0	0	0
Foreign currency forward contracts not designated as hedges	0	58	0	0	643	0
Liabilities:
Interest rate swap	0	(1,601)	0	0	(1,561)	0
Foreign currency forward contracts not designated as hedges	0	(113)	0	0	0	0

(1) –	quoted prices in active markets for identical assets or liabilities
(2) –	observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) –	no observable pricing inputs in the market

Included in other assets and liabilities are derivative contracts, comprised of an interest rate swap contract, foreign currency forward contracts and foreign currency cash flow hedges that are valued using models based on readily observable market parameters for all substantial terms of the Company’s derivative contracts and thus are classified within Level 2.

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

In connection with the 2010 Credit Agreement, the Company entered into an interest rate swap agreement to pay a fixed rate of interest (1.778% per annum) and receive a floating rate interest payment (based on the three-month LIBOR) on a principal amount of $50 million. The $50 million swap agreement became effective on December 30, 2011 and expires on October 29, 2015. The interest rate swap was designated as a cash flow hedge. Under hedge accounting, the effective portion of the derivative fair value gains or losses is deferred in accumulated other comprehensive (loss) income.

During the three months ended March 31, 2012 and 2011, the Company utilized Euro and British Pound foreign currency forward contracts to hedge anticipated foreign currency denominated net monetary assets. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. The gains related to the contracts designated as fair value hedges are included in other income (expense), net, in the accompanying consolidated statements of operations and amounted to approximately $(344,000) and $(24,000) for the three months ended March 31, 2012 and 2011, respectively. All of the fair value hedging contracts in place as of March 31, 2012 are scheduled to be settled before July 2012.

During the three months ended March 31, 2012, the Company utilized Israeli Shekel foreign currency forward contracts to hedge anticipated Israeli Shekel denominated operating expenses. All such contracts were designated as cash flow hedges and were considered effective. Net unrealized gains of approximately $100,000 are related to the contracts designated as cash flow hedges during the three months ended March 31, 2012 and are included in comprehensive income as of March 31, 2012. All Israeli Shekel hedging contracts in place as of March 31, 2012 are scheduled to be settled before February 2013.

Notional and fair values of the Company’s foreign currency hedging positions at March 31, 2012 and December 31, 2011 are presented in the table below (in thousands):

	March 31, 2012				December 31, 2011
	Notional Value Local Currency		Notional Value USD	Fair Value USD	Notional Value Local Currency		Notional Value USD	Fair Value USD
Fair Value Hedges
Euro		€6,000	$8,046	$8,008		€11,000	$14,909	$14,266
British pound		£2,500	$3,905	$3,999		£0	$0	$0

Cash Flow Hedges
Israel Shekel	ILS	15,237	$3,990	$4,090	ILS	0	$0	$0

The effects of derivative instruments on the Company’s financial statements were as follows as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 (in thousands). There was no ineffective portion nor was any amount excluded from effectiveness testing during any of the periods presented below.

	Fair Value of Derivative Instruments
	March 31, 2012	December 31, 2011	Balance Sheet Location
Interest rate contracts designated as cash flow hedges	$(447)	$(407)	Other accrued expenses
Interest rate contracts designated as cash flow hedges	(1,154)	(1,154)	Other long term liabilities
Foreign exchange contracts designated as cash flow hedges	100	0	Other current assets
Currency contracts not designated as hedges	58	643	Other current assets
Currency contracts not designated as hedges	(113)	0	Other accrued expenses

Total derivatives	$(1,556)	$(918)

Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)			Location and Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011		2012	2011
Interest rate contracts	$(24)	$69	Interest expense	$153	$0
Currency contracts	100	0	R&D	0	0

Total	$76	$69		$153	$0

	Location and Amount of Loss Recognized in Income on Derivatives
		Three Months Ended March 31,
Derivatives Not Designated as Hedges		2012	2011
Currency forward contracts	Other expense, net	$(344)	$(24)

Fair Value Measurements on a Nonrecurring Basis

During the three months ended March 31, 2012, the Company did not re-measure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (e.g., goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination). As of March 31, 2012, the Company’s secured loan, with a carrying value of $68.0 million, had an estimated fair value of $68.1 million which the Company determined using a discounted cash flow model with a discount rate of 2.2%, which represents the Company’s estimated incremental borrowing rate.

6. Stockholders’ Equity

Share-Based Compensation

Employee Stock Plans

The following table summarizes the Company’s restricted stock unit activity since December 31, 2011:

	Number of Shares	Weighted Average Fair Value per Share
Balance at December 31, 2011	1,545,725	$19.54
Granted	601,340	17.41
Released	(260,480)	17.61
Canceled	(79,117)	19.96

Balance at March 31, 2012	1,807,468	18.96

The following table summarizes the Company’s stock option activity since December 31, 2011:

	Number of Shares	Weighted Average Exercise Price per Share
Balance at December 31, 2011	6,101,486	$23.25
Granted	405,000	17.41
Exercised	(72,388)	16.61
Canceled	(44,704)	20.30

Balance at March 31, 2012	6,389,394	22.97

The results of operations for the three months ended March 31, 2012 and 2011 include share-based compensation expense in the following expense categories of the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2012	2011
Share-based compensation in:
Cost of revenues	$338	$285

Total share-based compensation in cost of revenues	338	285
Selling and marketing	1,781	1,330
Research and development	1,271	1,044
General and administrative	1,624	2,846

Total share-based compensation in operating expenses	4,676	5,220

Total share-based compensation	$5,014	$5,505

The Company used the following assumptions to estimate the fair value of the stock options granted:

	Three Months Ended March 31,
	2012	2011
Average expected life (years)	3.4	3.4
Average expected volatility factor	44.9%	41.7%
Average risk-free interest rate	0.5%	1.6%
Average expected dividend yield	0	0

Treasury Stock

The Company repurchased shares of its common stock under its stock repurchase program during the first three months of 2012 as follows:

	Number of Shares	Average Price Per Share
Shares repurchased through December 31, 2011	20,411,821	$20.08
Shares repurchased during the three months ended March 31, 2012	1,064,737	18.78

Total shares repurchased through March 31, 2012	21,476,558	20.01

The remaining number of shares authorized for repurchase under the Company’s stock repurchase program as of March 31, 2012 was 2,523,442. The 2010 Credit Agreement permits the Company to repurchase its securities so long as it is not in default under the 2010 Credit Agreement, has complied with all of its financial covenants, and has available cash and cash equivalents (including availability under the secured revolving loan) of at least $20 million; provided, however, if, after giving effect to any repurchase, the Company’s leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10 million in the aggregate in any fiscal year.

7. Tax Matters

Three months ended March 31, 2012 compared with the three months ended March 31, 2011

For the three months ended March 31, 2012 the Company recognized income tax expense of $11.7 million which represents an effective tax rate of 118.7%. For the three months ended March 31, 2011 the Company recognized income tax expense of $0.7 million which represents an effective tax rate of 8.0%. The effective tax rate variance from the U.S. federal statutory rate for the three months ended March 31, 2012 is primarily related to a discrete tax provision of $8.8 million resulting from an agreement in principle with the Internal Revenue Service (“IRS”) Appeals Office to settle all remaining audit issues for the 2005-2007 tax years, as discussed further below, as well as the unfavorable impact of foreign withholding taxes and non-deductible share-based payments, offset by the tax effect of earnings in lower tax rate jurisdictions. The effective tax rate variance from the U.S. federal statutory rate for the three months ended March 31, 2011 is primarily related to the unfavorable impacts of foreign withholding taxes and non-deductible share-based payments, offset by a nonrecurring net discrete tax benefit of $2.8 million related primarily to the Company’s global distribution restructuring which was completed during 2010 and became effective at the beginning of 2011. This $2.8 million net tax benefit primarily related to the nonrecurring tax effect from the transfer of customer relationship intangible assets and the related deferred tax liabilities from a higher tax rate jurisdiction to a lower tax rate jurisdiction. The entire net tax benefit of $2.8 million was reflected in the first quarter of 2011 upon completion of the Company’s global distribution restructuring and is not expected to recur.

Open Tax Examination Periods

The Company and its subsidiaries file tax returns which are routinely examined by tax authorities in the U.S. and in various state and foreign jurisdictions. The Company is currently under examination in the United States for tax years 2005 to 2007 and expects to settle all issues related to these years in the second half of 2012 as part of the agreement in principle with the IRS Appeals Office. The Company is also currently under examination in the United States for tax years 2008 and 2009 and for 2006 to 2010 in Israel. The Company has various other on-going audits in various stages of completion. In general, the tax years 2005 through 2010 could be subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions such as Australia, China, Ireland, Israel and the United Kingdom, the statute of limitations for tax years 2005 through 2010 are still open and these years could be examined by the respective tax authorities.

IRS Tax Settlement

During the first quarter of 2010, the Company was informed by the IRS that it had completed its audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued the Company a 30-day letter outlining all of its proposed audit adjustments and stating that the Company must either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and its Irish subsidiary, including the amount of cost sharing buy-in, as well as to the Company’s claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary.

The Company disagreed with all of the proposed adjustments and submitted a formal protest to the IRS for each matter. The IRS assigned the Company’s case to an IRS Appeals Officer and the appeals process commenced during the second quarter of 2011. In the third quarter of 2011, the IRS withdrew the proposed adjustment relating to equity compensation of $1.7 million. This reduced the amount of the additional tax proposed by the IRS for the tax years ended December 31, 2005 through December 31, 2007 to approximately $17.3 million, excluding interest, penalties, and state income taxes.

As a result of settlement discussions during the first quarter of 2012, the Company has reached an agreement in principle with the IRS Appeals Office to settle the remaining audit adjustments related to the cost sharing buy-in and research and development tax credits. Due to these negotiations, the Company recorded a discrete tax provision of $8.8 million in the quarter ended March 31, 2012. Upon entering into a definitive settlement agreement, the Company expects to pay approximately $8 million in U.S. federal tax, plus approximately $5 - $6 million in state tax and accumulated interest related to the additional taxes and approximately $2 million of U.S. federal tax related to a tax election the Company expects to make in order to provide for future cash repatriation of approximately $23 million from the Company’s Irish subsidiary. The Company expects that these additional tax amounts would be offset in part by approximately $2 million of future U.S. federal tax benefits and approximately $2 million of future correlative non-U.S. tax benefits related to the Company’s Irish subsidiary. The settlement would completely resolve the buy-in issue relating to the cost sharing arrangement and would preclude any additional tax liability from the matters subject to the audit, including the buy-in for 2008 or future years. This is an agreement in principle only and the final terms and provisions of any settlement are subject to final approval. The Company estimates that all remaining matters related to the agreement could ultimately be resolved in the second half of 2012.

8. Litigation

On July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that by making, using, importing, selling and/or offering for sale Websense Web Filter, Websense Web Security and Websense Web Security Gateway, the Company infringes U.S. Patent No. 6,092,194 (“194 Patent”). Since filing the complaint, Finjan withdrew its contention that Websense Web Filter and Websense Web Security infringes the 194 Patent. Finjan has also accused additional products of infringing the 194 Patent in response to discovery and in expert reports, namely TRITON Enterprise, TRITON Security Gateway Anywhere, Websense Web Security Gateway Anywhere, Websense Web Security Gateway Hosted and the Websense V-Series appliance. Finjan seeks an injunction from further infringement of the 194 Patent and damages. The Court held a hearing on the construction of the claims in the 194 Patent on January 30, 2012 and issued a claim construction order on February 29, 2012. The Court has set a trial date of December 3, 2012. The Company denies infringing any valid claims of the 194 Patent and intends to vigorously defend the lawsuit.

The Company is involved in various other legal actions in the normal course of business. Based on current information, including consultation with its lawyers, the Company has not accrued any liability that may result from any of its pending legal actions. The Company’s evaluation of the likely impact of these actions could change in the future, the Company may determine that it is required to accrue for potential liabilities in one or more legal actions and unfavorable outcomes and/or defense costs, depending upon the amount and timing, which could have a material adverse effect on its results of operations or cash flows in a future period. If the Company later determines that it is required to accrue for potential liabilities resulting from any of these legal actions, it is reasonably possible that the ultimate liability for these matters will be greater than the amount for which the Company has accrued at that time.

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

Forward-Looking Statements

This report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

•	anticipated trends in revenues and billings;

•	management’s plans, strategies and objectives for future operations;

•	growth opportunities in domestic and international markets;

•	reliance on indirect channels of distribution;

•	anticipated product enhancements or releases;

•	customer acceptance and satisfaction with our products, services and fee structures;

•	expectations regarding competitive products and pricing;

•	risks associated with launching new product offerings;

•	changes in domestic and international market conditions;

•	risks associated with fluctuations in foreign currency exchange rates;

•	the impact of macroeconomic conditions on our customers;

•	expected trends in expenses;

•	anticipated cash and intentions regarding usage of cash;

•	risks related to compliance with the covenants in our credit agreement;

•	changes in effective tax rates, laws and interpretations and statements related to tax audits;

•	risks related to changes in accounting interpretations or accounting guidance;

•	the volatile and competitive nature of the Internet and security industries; and

•	the success of our marketing programs and brand development efforts.

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

Overview

We are a global provider of unified Web, email, mobile and data security solutions designed to protect an organization’s data and users from external and internal threats, including modern cyber-threats, advanced malware attacks, information leaks, legal liability and productivity loss. Our customers deploy our subscription software solutions on standard servers or other information technology (“IT”) hardware, including our optimized appliances, as a cloud-based service (software-as-a-service or “SaaS”) offering, or in a hybrid hardware/SaaS configuration. Our products and services are sold worldwide to provide content security to enterprise customers, small and medium sized businesses, public sector entities and Internet service providers through a network of distributors, value-added resellers and original equipment manufacturers (“OEMs”). Our products use our advanced content classification, deep content inspection and policy enforcement technologies to:

•

prevent access to undesirable and dangerous elements on the Web, including Web pages that download viruses, spyware, keyloggers, hacking tools and an ever-increasing variety of malicious code, including Web sites that contain inappropriate content;

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

During the three months ended March 31, 2012, we derived approximately 51% of our revenues from international sales, as compared with 50% during the three months ended March 31, 2011. Revenues from the United Kingdom comprised approximately 11% of our total revenues in both the three months ended March 31, 2012 and 2011.

We utilize a multi-tiered distribution strategy globally to sell our products through indirect distributors and value-added reseller channels. Sales through indirect channels currently account for approximately 95% of our revenues. We also have several arrangements with OEMs that grant them the right to incorporate our products into their products for resale to end users.

We sell subscriptions for our software and SaaS products, generally in 12, 24 or 36 month contract durations, based on the number of seats or devices managed. As described elsewhere in this report, we recognize revenues from subscriptions for our software and SaaS products on a daily straight-line basis, commencing on the day the term of the subscription begins, over the term of the subscription agreement. We recognize revenues associated with OEM contracts ratably over the contractual period for which we are obligated to provide our services. We generally recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription agreement and are fully expensed in the period the product and/or software activation key is delivered. Our operating expenses, including cost of revenues, in the first three months of 2012 decreased compared with the first three months of 2011, primarily due to a reduction in the amortization of acquired intangible assets of $1.8 million.

Billings represent the amount of subscription contracts, OEM royalties and appliance sales billed to customers during the applicable period. Any excess of billings booked in a period compared with revenue recognized in that same period results in an increase in deferred revenue at the end of the period compared with the beginning of the period. Our primarily subscription-based business model operates such that subscription billings are recorded initially to our balance sheet as deferred revenue and then recognized to our statement of operations as revenue ratably over the subscription term or, in the case of OEM arrangements, over the contractual obligation period. Our billings are not a numerical measure that can be calculated in accordance with United States generally accepted accounting principles (“GAAP”). We provide this measurement (net of distributor marketing payments, channel rebates and adjustments to the allowance for doubtful accounts) in reporting financial performance because this measurement provides a consistent basis for understanding our sales activities each period. We believe the billings measurement is useful because the GAAP measurements of revenue and deferred revenue in the current period include subscription contracts commenced in prior periods.

Billings increased 5% to $80.6 million during the first quarter of 2012 from $76.7 million during the first quarter of 2011.

Billings from our TRITON content security solutions accounted for 61% of total billings in the first quarter of 2012 and grew approximately 42% year-over-year to $49.0 million, compared with $34.4 million in the first quarter of 2011, whereas billings from our non-TRITON solution products declined to $31.6 million in the first quarter of 2012 from $42.3 million in the first quarter of 2011. The decrease in non-TRITON billings reflects the migration of existing customers to our more advanced TRITON security solutions, as well as customer loss to lower priced competitive solutions. Our TRITON solutions include our TRITON family of security gateways for Web, email, mobile and data security (including appliances), our standalone data security suite and our cloud-based security solutions. Our non-TRITON solutions include our Web filtering products, such as our Websense Web Filter, Web Security Suite, server-based e-mail security and related hardware. Our appliance billings increased from $5.3 million in the first quarter of 2011 to $6.0 million in the first quarter of 2012. We expect the proportion of billings from our TRITON solutions to continue to increase as a percentage of total billings for the remainder of 2012.

Our international billings represented $43.1 million, or 53% of our total billings, for the first quarter of 2012, compared with $42.3 million, or 55% of total billings, for the first quarter of 2011.

Our average contract duration increased to 25.5 months for the first quarter of 2012, from 23.6 months for the first quarter of 2011 with approximately 49% of our billings in 12 month contracts, 8% in 24 month contracts and 43% in contracts with durations of 36 months or more. The average contract duration increased compared with the first quarter of 2011 due to the increase in transactions greater than $100,000, which tend to have longer average contract durations. The number of transactions valued at over $100,000 in the first quarter of 2012 increased 23% compared with the first quarter of 2011.

We expect our billings to grow for the remainder of 2012 relative to 2011 as existing Web and email filtering customers migrate to our TRITON solutions, customers with expiring TRITON subscriptions renew their contracts, existing TRITON customers expand their commitment with additional TRITON products and new customers adopt our TRITON solutions. Our billings depend in part on the number of subscriptions up for renewal each quarter and are affected by cyclical variations, with the highest billings occurring in the fourth quarter and the lowest billings occurring in the first quarter. As a trend, the percentage of billings from subscriptions to our TRITON content security solutions, including those pre-installed on appliances, is increasing, and the percentage of billings from our legacy filtering products is declining.

In October 2010, we entered into a senior credit facility (the “2010 Credit Agreement” or the “2010 Credit Facility”). The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and $5 million sublimit for swing line loans. See “Liquidity and Capital Resources” for further discussion of the terms of the 2010 Credit Agreement.

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

Revenue Recognition. The majority of our revenues is derived from software and SaaS products sold on a subscription basis. A subscription is generally 12, 24 or 36 months in duration and for a fixed number of seats. We recognize revenues for the software and SaaS subscriptions, including any related technical support and professional services, on a daily straight-line basis, commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver software access codes to users and then promptly invoice customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice date.

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

A portion of our revenues is generated from the sale of appliances, which are standard server platforms optimized for our software products. These appliances contain software components, such as operating systems, that operate together with the hardware platform to provide the essential functionality of the appliance. Based on accounting standards, when sold in a multiple element arrangement that includes software deliverables, our hardware appliances are considered non-software deliverables. When appliance orders are taken, we ship the product, invoice the customer and recognize revenues when title/risk of loss passes to the buyer (typically upon delivery to a common carrier) and the other criteria of revenue recognition are met. The revenues recognized are based upon BESP, as outlined further below.

For transactions entered into prior to the adoption of amended revenue standards on January 1, 2011, all elements in a multiple element arrangement containing software were treated as a single unit of accounting as we did not have adequate support for VSOE of undelivered elements. As a result, we deferred revenue on our multiple element arrangements until only the post-contract customer support (database updates and technical support) or other services not essential to the functionality of the software remained undelivered. At that point, the revenue was amortized over the remaining life of the software subscription or estimated delivery term of the services, whichever was longer.

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

We determine BESP for an individual element within a multiple element revenue arrangement using the same methods utilized to determine the selling price of an element sold on a standalone basis. We estimate the selling price by considering internal factors such as historical pricing practices and gross margin objectives. Consideration is also given to market conditions such as competitor pricing strategies, customer demands and geography. As there is a significant amount of judgment when determining BESP, we review all of our assumptions and inputs around BESP on a quarterly basis and maintain internal controls over the establishment and updates of these estimates.

During the three months ended March 31, 2012, we recognized $7.5 million in revenues from appliance sales, of which $5.8 million represented the immediate recognition of revenue upon shipment and the remaining $1.7 million represented primarily the ratable recognition of deferred revenue from appliance sales recorded prior to the adoption of the amended revenue recognition rules. We expect to recognize revenues of $4.2 million throughout the remainder of 2012 from appliance sales made prior to 2011 that are recorded in deferred revenue as of March 31, 2012. The amended revenue recognition standards are expected to continue to affect total revenues in future periods, although the impact on the timing and pattern of revenues will vary depending on the nature and volume of new or materially modified contracts in any given period.

For our OEM contracts, we grant our OEM customers the right to incorporate our products into the OEMs’ products or services for resale to end users. The OEM customer generally pays us a royalty fee for each resale of our product to an end user over a specified period of time. We recognize revenues associated with the OEM contracts ratably over the contractual period for which we are obligated to provide our services to the OEM, which will vary for each OEM depending on the information available, such as underlying end user subscription periods. To the extent we provide any custom software and engineering services in connection with an OEM arrangement, we defer recognition of all revenue until acceptance of the custom software.

We record distributor marketing payments and channel rebates as an offset to revenues, unless we receive an identifiable benefit in exchange for the consideration and we can estimate the fair value of the benefit received. We recognize distributor marketing payments as an offset to revenues in the period the marketing service is provided, and we recognize channel rebates as an offset to revenues generally on a straight-line basis over the term of the underlying subscription sale.

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

During the first quarter of 2010, we were informed by the U.S. Internal Revenue Service (the “IRS”) that it had completed its audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter outlining all of its proposed audit adjustments and stating that we must either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary.

We disagreed with all of the proposed adjustments and submitted a formal protest to the IRS for each matter. The IRS assigned our case to an IRS Appeals Officer and the appeals process commenced during the second quarter of 2011. In the third quarter of 2011, the IRS withdrew the proposed adjustment relating to equity compensation of $1.7 million. This reduced the amount of the additional tax proposed by the IRS for the tax years ended December 31, 2005 through December 31, 2007 to approximately $17.3 million, excluding interest, penalties, and state income taxes.

As a result of settlement discussions during the first quarter of 2012, we have reached an agreement in principle with the IRS Appeals Office to settle the remaining audit adjustments related to the cost sharing buy-in and research and development tax credits. Due to these negotiations, we recorded a discrete tax provision of $8.8 million in the quarter ended March 31, 2012. Upon entering into a definitive settlement agreement, we expect to pay approximately $8 million in U.S. federal tax, plus approximately $5 - $6 million in state tax and accumulated interest related to the additional taxes and approximately $2 million of U.S. federal tax related to a tax election we expect to make in order to provide for future cash repatriation of approximately $23 million from our Irish subsidiary. We expect that these additional tax amounts would be offset in part by approximately $2 million of future U.S. federal tax benefits and approximately $2 million of future correlative non-U.S. tax benefits related to our Irish subsidiary. The settlement would completely resolve the buy-in issue relating to the cost sharing arrangement and would preclude any additional tax liability from the matters subject to the audit, including the buy-in for 2008 or future years. This is an agreement in principle only and the final terms and provisions of any settlement are subject to final approval. We estimate that all remaining matters related to the agreement could ultimately be resolved in the second half of 2012.

Acquisitions, Goodwill and Other Intangible Assets. We account for acquired businesses using the acquisition method of accounting, in accordance with GAAP accounting rules for business combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair value of net assets acquired is recorded as goodwill.

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

Share-Based Compensation. We account for share-based compensation under the fair value method. Share-based compensation expense related to stock options and employee stock purchase plan share grants is recorded based on the fair value of the award on its grant date. We estimate the fair value using the Black-Scholes option valuation model. Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the date of grant.

Performance based restricted stock units have performance based vesting components that vest only if performance criteria are met for each respective performance period. If the performance criteria are not met for a performance period, then the related performance awards that would have vested are forfeited. Certain performance criteria allow for different vested amounts based on the level of achievement of the performance criteria. Once the performance based vesting criteria is met, the awards are then subject to time based vesting. Fair value is measured on the grant date and is recognized over the expected vesting period, provided we determine it is probable that the performance criteria will be met.

At March 31, 2012, there was $45.6 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of approximately 2.2 years.

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

We determine the fair value of share-based payment awards on the date of grant using an option-pricing model that is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Results of Operations

Three months ended March 31, 2012 compared with the three months ended March 31, 2011

The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Three Months Ended March 31,
	2012	2011
Revenues:
Software and service	92%	91%
Appliance	8	9

Total revenues	100	100
Cost of revenues:
Software and service	12	12
Appliance	4	5

Total cost of revenues	16	17

Gross profit	84	83
Operating expenses:
Selling and marketing	44	46
Research and development	17	16
General and administrative	12	13

Total operating expenses	73	75

Income from operations	11	8
Interest expense	(1)	0
Other (expense) income, net	0	2

Income before income taxes	10	10
Provision for income taxes	13	1

Net (loss) income	(3)%	9%

Revenues

Software and service revenues. Software and service revenues increased to $82.0 million in the first quarter of 2012 from $80.3 million in the first quarter of 2011. The increase was primarily the result of year-over-year growth in billings for TRITON software and service during 2011 and the first quarter of 2012, which resulted in higher beginning current deferred software and services revenue and higher revenue recognized in the current period, compared with the first quarter of 2011. Because we recognize software and service revenues ratably over the term of the subscription, growth in software and service revenues reflects changes in current deferred revenue at the beginning of the period compared with the prior period, as well as the change in current period billings.

Software and service revenues generated in the United States accounted for $40.7 million, or 46% of first quarter 2012 revenues, compared with $40.5 million, or 45% of revenues, in the first quarter of 2011. International software and service revenues accounted for $41.3 million, or 46% of first quarter 2012 revenues, compared with $39.8 million, or 45% of revenues, in the first quarter of 2011.

Current deferred software and service revenues was $237.3 million as of March 31, 2012, compared with $236.2 million as of March 31, 2011. Total deferred software and service revenues was $375.9 million as of March 31, 2012, compared with $365.4 as of March 31, 2011. Of the $237.3 million in current deferred revenue as of March 31, 2012, $75.8 million is expected to be recognized as revenue in the second quarter of 2012.

We expect our software and service revenues to increase in the second quarter of 2012 compared with the second quarter of 2011 due to an increase in the amount of current deferred revenue that will be recognized as revenue, subscriptions that are scheduled for renewal that are expected to be renewed and upgraded and expected new business for which some revenues will be recognized during the second quarter of 2012. We expect our software and service revenues to increase as a percentage of total revenues due to the decline in deferred appliance revenue as described below. Our software and service revenues are impacted by the duration of contracts billed, the timing of sales of renewal and new subscriptions, the average annual contract value and per seat price, the volume of OEM sales activity and the effect of currency exchange rates on new and renewal subscriptions in international markets.

Appliance revenues. First quarter appliance revenues of $7.5 million consisted of $5.8 million in revenue from sales of appliances sold in the first quarter of 2012 and $1.7 million recognized from deferred revenue for sales of appliances recorded prior to the adoption of the amended revenue recognition rules, as described above. This compares with $8.3 million in appliance revenues in the first quarter of 2011, which included $4.8 million in revenue from appliances sold in the first quarter of 2011 and $3.5 million recognized from deferred revenue. The decrease in total appliance revenue was the result of the decline in appliance revenue recognized from deferred revenue compared with the first quarter of 2011, due to the adoption of the amended revenue recognition rules related to hardware sales. As of March 31, 2012, deferred appliance revenue was $8.2 million and included $6.9 million related to appliance sales recorded prior to the adoption of the amended revenue recognition rules.

Appliance revenues generated in the United States accounted for $3.3 million, or 3% of first quarter 2012 revenues, compared with $4.1 million, or 5% of revenues, in the first quarter of 2011. Appliance revenues generated internationally accounted for $4.2 million, or 5% of first quarter 2012 revenues, compared with $4.2 million, or 5% of revenues, in the first quarter of 2011.

For the remainder of 2012, we expect our appliance revenues to decrease in both absolute dollars and as a percentage of total revenues compared with 2011 appliance revenues primarily as a result of the decline in deferred revenue to be recognized in the remainder of 2012, which is expected to be offset in part by projected increases in 2012 appliance sales. For the remainder of 2012, we expect to recognize $4.2 million of deferred revenue for appliance sales recorded prior to January 1, 2011.

Cost of Revenues

Software and service cost of revenues. Software and service cost of revenues consists of the costs of Web content analysis, amortization of acquired technology, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our SaaS offerings. Software and service cost of revenues increased to $11.0 million in the first quarter of 2012 from $10.4 million in the first quarter of 2011. The $0.6 million increase was primarily due to increased personnel costs. Our full-time employee headcount in cost of revenues departments increased slightly from an average of 258 employees during the first quarter of 2011 to an average of 261 employees during the first quarter of 2012. We allocate the costs for human resources, employee benefits, payroll taxes, IT, facilities and fixed asset depreciation to each of our functional areas based on headcount data. As a percentage of total revenues, software and service cost of revenues was 12% for both the first quarter of 2012 and the first quarter of 2011. We expect software and service cost of revenues will continue to increase in absolute dollars in 2012 due to higher expected software and service billings, but overall will remain approximately constant as a percentage of software and service revenues in 2012 as compared to 2011.

Appliance cost of revenues. Appliance cost of revenues consists of the costs associated with the sale of our appliance products, primarily the cost of the hardware platform and software installation costs. Appliance cost of revenues decreased to $3.2 million in the first quarter of 2012 from $4.2 million in the first quarter of 2011. The $1.0 million decrease was primarily due to decreased cost of revenues from sales prior to 2011. In appliance cost of revenues for the first quarter of 2012, we recognized $0.8 million of the ratable cost of appliances sold prior to 2011 compared to $1.6 million in the first quarter of 2011. The remaining $2.4 million represents costs of appliances sold in the first quarter of 2012. As a percentage of total revenues, appliance cost of revenues decreased to 4% in the first quarter of 2012 from 5% during the first quarter of 2011.

We expect appliance cost of revenues will decrease in absolute dollars and as a percentage of revenue in 2012 compared with 2011 due to the decline in deferred costs to be recognized in 2012 from appliance sales recorded prior to January 1, 2011, and higher gross margins on current period appliance sales. During the remainder of 2012, we expect to recognize $1.8 million in deferred cost of revenues recorded prior to January 1, 2011.

Gross Profit

Gross profit increased to $75.4 million in the first quarter of 2012 from $74.0 million in the first quarter of 2011, primarily as a result of increased revenues. As a percentage of total revenues, our gross profit was 84% in the first quarter of 2012 and 83% in the first quarter of 2011. We expect that gross profit as a percentage of total revenues will remain in excess of 80% for the remainder of 2012.

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

Selling and marketing expenses were $39.0 million, or 44% of revenues, in the first quarter of 2012, compared with $40.9 million, or 46% of revenues, in the first quarter of 2011. The $1.9 million decrease in total selling and marketing expenses was primarily due to a decrease in amortization of acquired intangibles of $1.6 million, as certain customer relationships were fully amortized in 2011. As of March 31, 2012, the remaining customer relationships are being amortized over a remaining weighted average period of 4.6 years. Our headcount in sales and marketing increased slightly from an average of 603 employees during the first quarter of 2011 to an average of 605 employees during the first quarter of 2012.

We expect overall selling and marketing expenses to increase in absolute dollars for the remainder of 2012 compared with 2011, primarily due to additional sales and marketing personnel to support our expanding selling and marketing efforts worldwide and increased sales commission expenses from higher expected billings, partially offset by a reduction of amortization of acquired intangible assets, compared with 2011. We expect selling and marketing expenses as a percentage of revenues will remain relatively constant in 2012 compared with 2011.

If our billings for the remainder of 2012 exceed expectations, our sales commission expenses can be expected to exceed our expectations and result in higher than expected selling and marketing expenses in 2012. Because commission expenses are primarily recognized in the period incurred, while a substantial portion of revenues are recognized in future periods, if our 2012 billings exceed expectations, our selling and marketing expenses as a percentage of revenues could increase in 2012 compared with 2011. Based on the existing sales and marketing related intangible assets as of March 31, 2012, we expect amortization of sales and marketing related acquired intangibles of $4.5 million for the remainder of 2012, which would be a reduction of approximately $4.9 million from 2011.

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $15.3 million, or 17% of revenues, in the first quarter of 2012 from $14.2 million, or 16% of revenues, in the first quarter of 2011. The increase of $1.1 million in research and development expenses was primarily due to increased personnel costs of $0.6 million and increased allocated costs of $0.5 million. Although our headcount increased in research and development from an average of 481 employees for the first quarter of 2011 to an average of 509 employees for the first quarter of 2012, the impact of the higher headcount was partially mitigated by an increase in the number of employees in relatively low cost foreign locations.

We expect research and development expenses to increase in absolute dollars and as a percentage of revenue for the remainder of 2012 compared with 2011 due to an expanded base of product offerings and increased average headcount to support our continued enhancements and new product developments. Fluctuations in foreign currencies may also impact our research and development expenses in 2012.

We are managing the increase in our research and development expenses by operating research and development facilities in multiple lower cost international locations, including facilities in Beijing, China and Ra’anana, Israel. We also have research and development facilities in Los Gatos and San Diego, California and Reading, England.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and administrative personnel, third-party professional service fees and allocated costs. General and administrative expenses decreased to $10.3 million, or 12% of revenues, in the first quarter of 2012 from $11.2 million, or 13% of revenues, in the first quarter of 2011. The $0.9 million decrease in general and administrative expenses was primarily due to decreased personnel costs offset by an increase in allocated costs. Our headcount in general and administrative departments increased from an average of 113 employees during the first quarter of 2011 to an average of 123 employees for the first quarter of 2012.

We expect general and administrative expenses to remain flat in absolute dollars and as a percentage of revenue in the remainder of 2012 compared with 2011.

Interest Expense

Interest expense increased to $0.7 million in the first quarter of 2012 from $0.4 million in the first quarter of 2011, primarily due to a higher average outstanding loan balance on our secured loan of $70.5 million during the first quarter of 2012 compared with an average loan balance of $65.0 million during the first quarter of 2011, as well as interest expense recognized on an unfavorable interest rate swap that became effective on December 30, 2011.

Interest expense for both the first quarter of 2012 and the first quarter of 2011 included $0.1 million of amortization of deferred financing fees that were capitalized as part of the 2010 Credit Facility. Under the secured loan made pursuant to the 2010 Credit Facility, we made $5.0 million of principal payments during the first quarter of 2012 and $4.0 million principal payments (net of borrowings) during the first quarter of 2011. Interest expense is expected to increase in the remaining quarters of 2012 compared with 2011 primarily due to higher average borrowings and an increase in the notional amount of principal subject to an unfavorable fixed rate swap agreement.

Other (Expense) Income, Net

Other expense was $0.3 million expense in the first quarter of 2012, compared with $1.5 million income in the first quarter of 2011. Other income in the first quarter of 2011 included a non-recurring gain on foreign currency transactions of $1.4 million.

We expect our net other income for 2012 to be less than 2011 because we do not anticipate the foreign exchange related net gains of 2011 to recur.

Provision for Income Taxes

For the three months ended March 31, 2012, we recognized an income tax expense of $11.7 million compared with an income tax expense of $0.7 million for the three months ended March 31, 2011. The effective tax rates were 118.7% for the three months ended March 31, 2012 and 8.0% for the three months ended March 31, 2011. For the first quarter of 2012, the effective tax rate variance from the U.S. federal statutory rate was primarily related to a discrete tax provision of $8.8 million resulting from an agreement in principle with the IRS Appeals Office to settle all remaining audit issues for the 2005 through 2007 tax years, as well as the unfavorable impact of foreign withholding taxes and non-deductible share-based payments, offset by the tax effect of earnings in lower tax rate jurisdictions. For the first quarter of 2011, the effective tax rate variance from the U.S. federal statutory rate was primarily related to the unfavorable impact of foreign withholding taxes and non-deductible share-based payments, offset by a non-recurring net discrete tax benefit of $2.8 million related primarily to our global distribution restructuring. This $2.8 million net tax benefit primarily relates to the non-recurring tax effect from the transfer of customer relationship intangible assets and the related deferred tax liabilities from a higher tax rate jurisdiction to a lower tax rate jurisdiction. See “Critical Accounting Policies and Estimates” for further discussion.

Our effective tax rate may change in future periods due to differences in the composition of taxable income between domestic and international operations along with the potential changes or interpretations in tax rules and legislation, or corresponding accounting rules.

We assess, on a quarterly basis, the ultimate realization of our deferred income tax assets. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items during the first quarter of 2012, specifically the expected reversal of existing taxable temporary differences and a history of generating taxable income in applicable tax jurisdictions, we believe that it is more-likely-than-not that we will fully realize the balance of the deferred tax assets currently reflected on our consolidated balance sheets.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $70.3 million and retained earnings of $70.4 million. Of the $70.3 million of cash and cash equivalents held as of March 31, 2012, $45.5 million was held by our foreign subsidiaries, and we plan to indefinitely reinvest the undistributed foreign earnings into our foreign operations. During the first three months of 2012, we primarily used cash in excess of cash required for operations to repurchase $20.5 million of our stock and to make principal payments of $5.0 million under the 2010 Credit Agreement.

Net cash provided by operating activities was $22.4 million in the first three months of 2012, compared with $31.4 million in the first three months of 2011. The decrease in cash flow from operations for the first three months of 2012 compared with the first three months of 2011, was primarily a result of an increase in days sales outstanding and higher cash taxes in 2012. Our operating cash flow is significantly influenced by the timing of new and renewal subscriptions, accounts receivable collections and cash expenses. A decrease in sales of new and/or renewal subscriptions or accounts receivable collections, or an increase in our cash expenses, would negatively impact our operating cash flow.

Net cash used in investing activities was $2.8 million in the first three months of 2012, compared with $2.1 million in the first three months of 2011. The $0.7 million increase in net cash used in investing activities was primarily due to increased purchases of property and equipment during the first three months of 2012 compared with the first three months of 2011.

Net cash used in financing activities was $26.0 million in the first three months of 2012, compared with $27.7 million in the first three months of 2011. In the first three months of 2012, we used approximately $20.5 million to repurchase its common stock and make principal payments of $5.0 million under the 2010 Credit Agreement. The $1.7 million decrease in cash used in financing activities was driven primarily by a reduction in purchases of treasury stock during the first three months of 2012 compared with the first three months of 2011.

In October 2010, we entered into the 2010 Credit Agreement. The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and $5 million sublimit for swing line loans. We may increase the maximum aggregate commitment under the 2010 Credit Agreement to up to $200 million if certain conditions are satisfied, including that we are not in default under the 2010 Credit Agreement at the time of the increase and that we obtain the commitment of the lenders participating in the increase. Loans under the 2010 Credit Agreement are designated at our election as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the Eurodollar rate plus 1.00%, and (c) Bank of America’s prime rate, plus (ii) a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate, plus (ii) a margin set forth below. As of March 31, 2012, the total amount outstanding under the 2010 Credit Facility was $68 million and the weighted average interest rate was 3.58%.

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

Obligations and commitments. The following table summarizes our contractual payment obligations and commitments as of March 31, 2012 (in thousands):

	Payment Obligations by Year
	2012	2013	2014	2015	2016	Thereafter	Total
2010 Credit Agreement:
Contractual principal payments	$0	$0	$0	$68,000	$0	$0	$68,000
Estimated interest and fees	1,754	2,319	2,319	1,919	0	0	8,311
Operating leases	5,373	6,844	2,372	822	0	0	15,411
Uncertain tax positions	15,500	0	0	0	0	0	15,500
Other commitments	443	2,191	1,468	0	0	0	4,102

Total	$23,070	$11,354	$6,159	$70,741	$0	$0	$111,324

Obligations under our 2010 Credit Agreement represent the future minimum principal debt payments due under this facility. Estimated interest and fees expected to be incurred on the 2010 Credit Facility are based on known rates and scheduled principal payments, as well as the interest rate swap agreement, as of March 31, 2012 (see Notes 4 and 5 to the consolidated financial statements).

We lease our facilities under operating lease agreements that expire at various dates through 2015. Approximately 30% of our operating lease commitments are related to our corporate headquarters lease in San Diego which has escalating rent payments through 2013. The San Diego lease expires in December 2013; however, we have an option to extend the lease for an additional five years. The rent expense related to our worldwide office space leases are generally recorded monthly on a straight-line basis in accordance with GAAP.

As of March 31, 2012, we had contractual commitment obligations for inbound software licenses, equipment maintenance, royalty agreements and automobile leases in the following amounts: $0.4 million for 2012, $2.2 for 2013 and $1.5 million for 2014.

Our total gross liability for uncertain tax positions is $25.3 million as of March 31, 2012, of which $15.5 million is expected to be paid within the next twelve months as a result of the expected tax settlement with the IRS Appeals Office, as described in our “Critical Accounting Policies and Estimates”. We are not able to reasonably estimate the timing of future cash flows relating to the remaining balance and it has therefore been excluded from the contractual obligations table above.

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

In connection with the stock repurchase program, we adopted two 10b5-1 stock repurchase plans (the “2009 Repurchase Plans”) in August 2009. The 2009 Repurchase Plans initially provided for purchases of up to an aggregate of $7.5 million of our common stock per calendar quarter in open market transactions beginning in October 2009. In November 2010, we increased the value of shares to be repurchased under the 2009 Repurchase Plans from an aggregate of $7.5 million to $25 million per calendar quarter, effective as of January 1, 2011. In October 2011, we decreased the value of shares to be repurchased under the 2009 Repurchase Plans from an aggregate of $25 million to $20 million per calendar quarter effective as of January 1, 2012. Repurchases are made on the open market at prevailing market prices in accordance with timing conditions set forth in the 2009 Repurchase Plans. Depending on market conditions and other factors, including compliance with covenants in the 2010 Credit Agreement, purchases by our agents under the 2009 Repurchase Plans may be suspended at any time. The 2009 Repurchase Plans will expire on November 15, 2012, unless they are further extended by amendment. During the first three months of 2012, we repurchased 1,064,737 shares of our common stock for an aggregate of approximately $20.0 million at an average price of $18.78 per share. As of March 31, 2012, we had repurchased a total of 21,476,558 shares of our common stock under this stock repurchase program, for an aggregate of $429.8 million at an average price of $20.01 per share. The 2010 Credit Agreement permits us to repurchase our securities so long as we are not in default under the 2010 Credit Agreement, have complied with all of our financial covenants, and have liquidity of at least $20 million; provided, however, if, after giving effect to any repurchase, our consolidated leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10.0 million in the aggregate in any fiscal year. As of March 31, 2012, there were 2,523,442 shares available for purchase under the plan and we intend to continue repurchasing shares during 2012.

We believe that our cash and cash equivalents balances, accounts receivable, revolving credit balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our tax payments, capital expenditures, debt repayment obligations and stock repurchases, if any, for at least the next 12 months. During the first three months of 2012, we made principal payments of $5.0 million on our secured loan and repurchased approximately $20.0 million of our common stock, of which $1.3 million was settled in April 2012. Our cash requirements may increase for reasons we do not currently foresee, or as part of our growth strategy, we may make acquisitions that increase our cash requirements. We may elect to borrow under the 2010 Credit Agreement, raise funds for these purposes or reduce our cost of capital through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating and capital requirements in interest-bearing, investment-grade money market funds.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements.

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

We are exposed to changes in interest rates primarily from our money market funds and from our borrowings at variable rates under the 2010 Credit Facility. In connection with the 2010 Credit Agreement, we entered into an interest rate swap agreement to pay a fixed rate of interest (1.778% per annum) and receive a floating rate interest payment (based on the three-month LIBOR) on a principal amount of $50 million. The $50 million swap agreement became effective on December 30, 2011 and expires on October 29, 2015.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. However, the impact of this type of adverse movement would be partially mitigated by our interest rate swap agreement that became effective on December 30, 2011. Based on our revolving credit balance at March 31, 2012 and taking into consideration our interest rate swap agreement, our interest expense would increase on a pre-tax basis by approximately $0.2 million during the next 12 months if a 100 basis point adverse move in the interest rate yield curve occurred.

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at March 31, 2012. Changes in interest rates over time will, however, affect our interest income.

Foreign Currency Exchange Rate Risk

We sell our products through a distribution network in approximately 130 countries, and we bill certain international customers in Euros, British Pounds, Australian Dollars, Chinese Yen and Chinese Renminbi. Additionally, a significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. We hedged our Israeli Shekel denominated operating expenses during the first quarter of 2012 due to the increased volatility of the Israeli Shekel. All of the Israeli Shekel hedging contracts in place as of March 31, 2012 will be settled before February 2013.

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

Notional and fair values of our hedging positions at March 31, 2012 and December 31, 2011 are presented in the table below (in thousands):

	March 31, 2012				December 31, 2011
	Notional Value Local Currency		Notional Value USD	Fair Value USD	Notional Value Local Currency		Notional Value USD	Fair Value USD
Fair Value Hedges
Euro		€6,000	$8,046	$8,008		€11,000	$14,909	$14,266
British pound		£2,500	$3,905	$3,999		£0	$0	$0

Cash Flow Hedges
Israel Shekel	ILS	15,237	$3,990	$4,090	ILS	0	$0	$0

The €5.0 million notional value decrease in our Euro hedge position at March 31, 2012 compared with December 31, 2011 was primarily a result of timing differences in when assets were acquired and/or liabilities incurred. All of the Euro hedging contracts in place as of March 31, 2012 are scheduled to be settled before July 2012. For the three months ended March 31, 2012, less than 15% of our total billings were denominated in the Euro. We expect Euro billings to represent less than 15% of our total billings during 2012.

The £2.5 million notional value increase in our British Pound hedge position at March 31, 2012 compared with December 31, 2011 was due to the incurrence of a British Pound hedge contract in place as of March 31, 2012. All of the British Pound hedging contracts in place as of March 31, 2012 are scheduled to be settled before July 2012. For the three months ended March 31, 2012, less than 20% of our total billings were denominated in the British Pound. We expect British Pound billings to represent less than 15% of our total billings during 2012.

During the three months ended March 31, 2012, we utilized Israeli Shekel foreign currency forward contracts to hedge anticipated Israeli Shekel denominated operating expenses. All such contracts were designated as cash flow hedges and were considered effective. None of the contracts were terminated prior to settlement. Net unrealized gains of approximately $100,000 related to the contracts designated as cash flow hedges during the three months ended March 31, 2012 and are included in comprehensive income as of March 31, 2012. All Israeli Shekel hedging contracts in place as of March 31, 2012 are scheduled to be settled before February 2013.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d -15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness and design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes In Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

On July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that by making, using, importing, selling and/or offering for sale Websense Web Filter, Websense Web Security and Websense Web Security Gateway, the Company infringes U.S. Patent No. 6,092,194 (“194 Patent”). Since filing the complaint, Finjan withdrew its contention that Web Filter and Web Security infringes the 194 Patent. Finjan has also accused additional products of infringing the 194 Patent in response to discovery and in expert reports, namely TRITON Enterprise, TRITON Security Gateway Anywhere, Websense Web Security Gateway Anywhere, Websense Web Security Gateway Hosted and the Websense V-Series appliance. Finjan seeks an injunction from further infringement of the 194 Patent and damages. The Court held a hearing on the construction of the claims in the 194 Patent on January 30, 2012 and issued a claim construction order on February 29, 2012. The Court has set a trial date of December 3, 2012. We deny infringing any valid claims of the 194 Patent and intend to vigorously defend the lawsuit.

We are involved in various other legal actions in the normal course of business. Based on current information, including consultation with our lawyers, we have not accrued any liability that may result from any of our pending legal actions. Our evaluation of the likely impact of these actions could change in the future, we may determine that we are required to accrue for potential liabilities in one or more legal actions and unfavorable outcomes and/or defense costs, depending upon the amount and timing, which could have a material adverse effect on our results of operations or cash flows in a future period. If we later determine that we are required to accrue for potential liabilities resulting from any of these legal actions, it is reasonably possible that the ultimate liability for these matters will be greater than the amount for which we have accrued at that time.

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

We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 23, 2012.

Our future success depends on our ability to sell new, renewal and upgraded subscriptions to our security products.*

We expect that a majority of our billings for the remainder of 2012 will be derived from our TRITON content security solutions, including the TRITON security gateways, our data loss prevention products, related appliances and SaaS offerings sold with or without appliances. We also expect the percentage of our billings derived from our Web filtering products will decline for the remainder of 2012 relative to 2011 as many of our customers transition to our TRITON products or to lower-priced products sold by our competitors. Our billings and revenue growth are dependent on sales of security products to new customers and to customers who upgrade products upon renewal, which must also offset declines in sales from the renewals of Web filtering subscriptions. We also depend upon enterprise customers for a substantial portion of our sales. If we cannot sufficiently increase our customer base with the addition of new customers and upgrade subscriptions for additional product offerings from existing customers or renew a sufficient number of customers, we will not be able to grow our business to meet expectations.

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

If our security gateway products, data loss prevention products, SaaS offerings and our appliance platforms are unable to achieve more widespread market acceptance our business will be seriously harmed, particularly as Web filtering products continue to commoditize.*

Our ability to generate revenue growth depends on our ability to continue to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our TRITON security gateway offerings as our Web filtering products have become more of a commodity. Recently we extended the TRITON security platform to include our mobile security products, which extend web and data security policies to mobile devices. We sell our TRITON security products to address emerging Web threats, Websense Web Security Gateway, as well as our V-Series and X-Series appliances pre-loaded with our software. We also sell the Websense Data Security Suite, our data loss prevention offering, Websense Cloud Web Security and Websense Cloud Email Security, our SaaS offerings, and Websense Email Security, our email filtering solution. We offer our products with TRITON, our unified Web, email, mobile and data security solution, which combines our products into a single platform. We continue to develop and release products in accordance with our announced product roadmap. We may not be successful in achieving market acceptance of these or any new products that we develop and may be unsuccessful in obtaining incremental sales as a result. If our products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we fail to continue to upgrade and diversify our products, we could lose revenues from renewal subscriptions for our Web filtering products as these products continue to suffer from commoditization.

Our V-Series and X-Series appliance platforms expose us to risks inherent with the sale of hardware, to which we were not previously exposed as a software company.

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

Our revenues are derived almost entirely from sales through indirect channels and we depend upon these channels to create demand for our products.*

Our revenues have been derived almost entirely from sales through multi-tiered indirect channels, including value-added resellers, distributors and OEM customers that sell our products to end users, providers of managed Internet services and other resellers. Although we rely upon these indirect channels of distribution, we also depend significantly upon our internal sales force to generate sales leads and sell products through the reseller network. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 28% of our revenues during the three months ended March 31, 2012. Should Ingram Micro or any of our other distributors experience financial difficulties, difficulties in collecting their accounts receivable or otherwise delay or prevent our collection of accounts receivable from them, our revenues and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenues and cash flow could be adversely affected. Our indirect sales model involves a number of additional risks, including:

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

Our quarterly operating results may fluctuate significantly and these fluctuations may cause our stock price to fall.*

Our quarterly operating results have varied significantly in the past, and will likely vary in the future. Many of these variations come from macroeconomic and cyclical changes causing fluctuations in our billings, revenues, operating expenses and tax provisions. Our billings depend in part on the number of subscriptions up for renewal each quarter and are affected by cyclical variations, with the fourth quarter generally being our strongest quarter in billings, and the first quarter generally being our lowest quarter for billings each fiscal year. Although a significant portion of our revenues in any quarter comes from previously deferred revenue, a meaningful portion of our revenues in any quarter depends on the number, size and length of subscriptions to our products that are sold in that quarter as well as our appliance sales which are, following January 1, 2011, fully recognized in the quarter in which they are sold. In addition, we have become increasingly dependent upon large orders which have a significant effect on our operating results during the quarter in which we receive them. The timing of such orders or the loss of an order is difficult to predict and sales expected in a quarter may not be completed until a subsequent quarter. The unpredictability of quarterly fluctuations is further increased by the fact that a significant portion of our quarterly sales have historically been generated during the last month of each fiscal quarter, with most of the largest enterprise customers purchasing subscriptions to our products nearer to the end of the last month of each quarter.

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

From time to time, we are audited by various federal, state and non- U.S. tax authorities. Generally, the tax years 2005 through 2010 could be subject to examination by U.S. federal and most state tax authorities. We are currently under examination in the United States for tax years 2005 to 2007 and expect to settle all issues related to these years in the second half of 2012 as part of the agreement in principle with the IRS Appeals Office, as further described below. We are also under examination in the United States for tax years 2008 and 2009 and for 2006 to 2010 in Israel. We also have various other on-going audits in various stages of completion. No outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and any appeals process.

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

During the first quarter of 2010, we were informed by the U.S. Internal Revenue Service (the “IRS”) that it had completed its audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter outlining all of its proposed audit adjustments and stating that we must either accept the proposed adjustments, subject to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary.

We disagreed with all of the proposed adjustments and submitted a formal protest to the IRS for each matter. The IRS assigned our case to an IRS Appeals Officer and the appeals process commenced during the second quarter of 2011. In the third quarter of 2011, the IRS withdrew the proposed adjustment relating to equity compensation of $1.7 million. This reduced the amount of the additional tax proposed by the IRS for the tax years ended December 31, 2005 through December 31, 2007 to approximately $17.3 million, excluding interest, penalties, and state income taxes.

As a result of settlement discussions during the first quarter of 2012, we have reached an agreement in principle with the IRS Appeals Office to settle the remaining audit adjustments related to the cost sharing buy-in and research and development tax credits. Due to these negotiations, we recorded a discrete tax provision of $8.8 million in the quarter ended March 31, 2012. Upon entering into a definitive settlement agreement, we expect to pay approximately $8 million in U.S. federal tax, plus approximately $5 - $6 million in state tax and accumulated interest related to the additional taxes and approximately $2 million of U.S. federal tax related to a tax election we expect to make in order to provide for future cash repatriation of approximately $23 million from our Irish subsidiary. We expect that these additional tax amounts would be offset in part by approximately $2 million of future U.S. federal tax benefits and approximately $2 million of future correlative non-U.S. tax benefits related to our Irish subsidiary. The settlement would completely resolve the buy-in issue relating to the cost sharing arrangement and would preclude any additional tax liability from the matters subject to the audit, including the buy-in for 2008 or future years. This is an agreement in principle only and the final terms and provisions of any settlement are subject to final approval. We estimate that all remaining matters related to the agreement could ultimately be resolved in the second half of 2012.

Fluctuations in foreign currency exchange rates could materially affect our financial results.*

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

Changes in currency rates also impact our future revenues under subscription contracts that are not denominated in U.S. dollars as we bill certain international customers in Euros, British Pounds, Australian Dollars, Chinese Yen and Chinese Renminbi. Our revenue and deferred revenue for these currencies are recorded in U.S. dollars when the subscription begins based upon currency exchange rates in effect on the last day of the previous month before the subscription agreement is entered into. This accounting policy increases our risks associated with fluctuations in currency exchange rates since we cannot be assured of receiving the same U.S. dollar equivalent as when we bill exclusively in U.S. dollars. If there is a strong U.S. dollar at the time a subscription begins, we experience a reduction in subscription amounts as recorded in U.S. dollars relative to the foreign currency in which the subscription was priced to the customer. As a result, the strengthening of the U.S. dollar for current sales would reduce our future revenues from these contracts, even though these foreign currencies may strengthen during the term of these subscriptions. Because currency exchange rates remain volatile, our future revenues could be adversely affected by currency fluctuations.

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

Mobile Security. Our principal competitors offering mobile security solutions include companies such as Symantec, McAfee, AirWatch, Good Technology and MobileIron.

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

As a result, we may be unable to gain sufficient traction as a provider of advanced content security solutions, and our competitors may be able to respond more quickly and effectively than we can to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, marketing, promotion and sale of their products than we can. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the functionality and market acceptance of their products or may be acquired by a corporation with significantly greater resources. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, develop new products or enhance existing products and services more quickly. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, many of our competitors made recent acquisitions in some of our product areas, and, we expect competition to increase as a result of this industry consolidation. Through an acquisition, a competitor could bundle separate products to include functions that are currently provided primarily by our Web, email, mobile and data security solutions and sell the combined product at a lower cost which could essentially include, at no additional cost, the functionality of our stand-alone solutions. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

The covenants in our credit facility restrict our financial and operational flexibility, including our ability to complete additional acquisitions and invest in new business opportunities.*

In October 2010, we entered into the 2010 Credit Agreement. The 2010 Credit Agreement contains affirmative and negative covenants, including an obligation to maintain a certain consolidated leverage ratio and consolidated interest coverage ratio and restrictions on our ability to borrow money, to incur liens, to enter into mergers and acquisitions, to make dispositions, to pay cash dividends or repurchase capital stock, and to make investments, subject to certain exceptions. An event of default under the 2010 Credit Agreement could allow the lenders to declare all amounts outstanding with respect to the agreement to be immediately due and payable. The 2010 Credit Agreement is secured by substantially all of our assets, including pledges of stock of certain of our subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by our domestic subsidiaries. If the amount outstanding under the 2010 Credit Agreement is accelerated, the lenders could proceed against those assets and stock. Any event of default, therefore, could have a material adverse effect on our business. The 2010 Credit Agreement also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we cannot ensure that we will meet those ratios.

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

Sales to customers outside the United States have accounted for a significant portion of our revenues, which exposes us to risks inherent in international sales.*

We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 51% of our total revenues generated during the three months ended March 31, 2012. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

We may not be able to develop acceptable new products or enhancements to our existing products at a rate required by our rapidly changing market.*

Our future success depends on our ability to develop new products or enhancements to our existing products that keep pace with rapid technological developments and that address the changing needs of our customers. Although our products are designed to operate with a variety of network hardware and software platforms, we need to continuously modify and enhance our products to keep pace with changes in Internet-related hardware (including mobile devices), software, communication, browser and database technologies. We may not be successful in either developing such products or introducing them to the market in a timely fashion. In addition, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies could increase our research and development expenses. The failure of our products to operate effectively with the existing and future network platforms and technologies will limit or reduce the market for our products, result in customer dissatisfaction and seriously harm our business, results of operations and financial condition.

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

We may spend significant time and money on research and development to enhance our TRITON management console, appliances, content gateway products, mobile device solutions, data loss prevention products and our SaaS offerings. If these products fail to achieve broad market acceptance in our target markets, we may be unable to generate significant revenues from our research and development efforts. As a result, our business, results of operations and financial condition would be adversely impacted.

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

The amount of our debt outstanding may prevent us from taking actions we would otherwise consider in our best interest.*

In October 2010, we announced that we had entered into the 2010 Credit Agreement. Under the 2010 Credit Agreement, we can borrow up to $120 million and use proceeds to fund share repurchases or other corporate purposes. We may increase the maximum aggregate commitment under the 2010 Credit Agreement to up to $200 million if certain conditions are satisfied, including that we are not in default under the 2010 Credit Agreement at the time of the increase and that we obtain the commitment of the lenders participating in the increase. If we should need to increase the aggregate commitment, it may not be possible to satisfy these conditions. We face certain risks as a result of entering into the 2010 Credit Agreement, including the following:

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

We currently have 36 patents issued in the United States and 28 patents issued internationally, and we may be unable to obtain further patent protection in the future. We have other pending patent applications in the United States and in other countries. We cannot ensure that:

•	we were the first to conceive the inventions covered by each of our pending patent applications;

•	we were the first to file patent applications for these inventions;

•	any of our pending patent applications are not obvious or anticipated such that they will not result in issued patents or if issued, will not be nullified when challenged for being obvious;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any patents issued to us will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will not have a negative effect on our ability to do business.

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

If we fail to manage our internal growth in a manner that minimizes strains on our resources, we could experience disruptions in our operations that could negatively affect our revenues, billings and results of operations. We are pursuing a strategy of organic growth through introduction of new products, leveraging our multi-tier distribution channels and international expansion. Each of these initiatives requires an investment of our financial and employee resources and involves risks that may result in a lower return on our investments than we expect. These initiatives also may limit the opportunities we pursue or investments we would otherwise make, which may in turn impact our prospects.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

The following table sets forth information about purchases of our common stock during the quarter ended March 31, 2012:

Month	Total Number of Shares Purchased During Month (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan (2)	Number of Shares that May Be Purchased Under the Plan (2)
January 1 - January 31, 2012	341,500	$18.68	20,753,321	3,246,679
February 1 - February 29, 2012	361,600	$17.76	21,114,921	2,885,079
March 1 - March 31, 2012	361,637	$19.89	21,476,558	2,523,442
Total	1,064,737	$18.78	21,476,558	2,523,442

1.	All share purchases were made in open market transactions under our 10b5-1 stock repurchase plans.
2.	In April 2003, we announced that our board of directors authorized a stock repurchase program of up to four million shares of our common stock. In August 2005, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to eight million shares. In July 2006, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to 12 million shares. In January 2010, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to 16 million shares. In October 2010, we announced that our board of directors increased the size of the stock repurchase program by an additional eight million shares, for a total program size of up to 24 million shares. The stock repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time by our board of directors. In connection with the stock repurchase program, we adopted the 2009 Repurchase Plans in August 2009. The 2009 Repurchase Plans initially provided for purchases of up to an aggregate of $7.5 million of our common stock per calendar quarter in open market transactions beginning in October 2009. In November 2010, we increased the value of shares to be repurchased under the 2009 Repurchase Plans from an aggregate of $7.5 million to $25 million per calendar quarter effective as of January 1, 2011. In October 2011, we decreased the value of shares to be repurchased under the 2009 Repurchase Plans from an aggregate of $25 million to $20 million per calendar quarter effective as of January 1, 2012. The 2009 Repurchase Plans will expire on November 15, 2012, unless they are further extended by amendment. Depending on market conditions and other factors, including compliance with covenants in the 2010 Credit Agreement, purchases by our agents under the 2009 Repurchase Plans may be suspended at any time. The remaining number of shares authorized for repurchase under our stock repurchase program as of March 31, 2012 was 2,523,442.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(3)*	2012 Management Bonus Program, as amended.

10.2(4)*	2012 EVP of Worldwide Sales Bonus Program.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on March 23, 2000 (Commission File No. 333-95619) and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 24, 2012 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 31, 2012 and incorporated herein by reference.

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File No. of 000-30093.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: May 4, 2012	By:	/S/ GENE HODGES
Gene Hodges
Chief Executive Officer

Date: May 4, 2012	By:	/S/ MICHAEL A. NEWMAN
Michael A. Newman
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(3)*	2012 Management Bonus Program, as amended.

10.2(4)*	2012 EVP of Worldwide Sales Bonus Program.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on March 23, 2000 (Commission File No. 333-95619) and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 24, 2012 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 31, 2012 and incorporated herein by reference.

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File No. of 000-30093.