Form 10-Q
period 2012-06-30
WEBSENSE INC
filed 2012-08-03
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 000-30093
__________________________________________
Websense, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0380839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10240 Sorrento Valley Road
San Diego, California 92121
858-320-8000
(Address of principal executive offices, zip code and telephone number, including area code)
__________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of July 31, 2012 was 36,354,366.

Websense, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2012
In this report, “Websense,” “the Company,” “we,” “us” and “our” refer to Websense, Inc., and our wholly owned subsidiaries, unless the context otherwise provides.

Part I – Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

Websense, Inc.
Consolidated Balance Sheets
(In thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,242	$76,201
Accounts receivable, net of allowance for doubtful accounts of $1,388 and $979 as of June 30, 2012 and December 31, 2011, respectively	61,802	80,147
Income tax receivable / prepaid income tax	12	738
Current portion of deferred income taxes	30,141	30,021
Other current assets	12,664	13,793
Total current assets	164,861	200,900
Cash and cash equivalents – restricted	636	628
Property and equipment, net	18,418	16,832
Intangible assets, net	22,176	26,412
Goodwill	372,445	372,445
Deferred income taxes, less current portion	8,610	8,599
Deposits and other assets	7,593	8,622
Total assets	$594,739	$634,438
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,159	$9,026
Accrued compensation and related benefits	20,694	22,770
Other accrued expenses	15,132	16,534
Current portion of income taxes payable	9,950	3,187
Current portion of deferred tax liability	85	86
Current portion of deferred revenue	238,592	250,597
Total current liabilities	290,612	302,200
Other long term liabilities	2,351	2,600
Income taxes payable, less current portion	12,305	11,955
Secured loan	68,000	73,000
Deferred tax liability, less current portion	2,497	2,501
Deferred revenue, less current portion	141,014	142,437
Total liabilities	516,779	534,693
Stockholders’ equity:
Common stock	574	568
Additional paid-in capital	429,828	415,573
Treasury stock, at cost	(427,224)	(385,544)
Retained earnings	78,337	72,247
Accumulated other comprehensive loss	(3,555)	(3,099)
Total stockholders’ equity	77,960	99,745
Total liabilities and stockholders’ equity	$594,739	$634,438
See accompanying notes to consolidated financial statements

Websense, Inc.
Consolidated Statements of Operations
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Software and service	$81,699	$80,950	$163,707	$161,254
Appliance	8,175	9,755	15,691	18,085
Total revenues	89,874	90,705	179,398	179,339
Cost of revenues:
Software and service	11,300	10,333	22,275	20,759
Appliance	3,405	4,759	6,592	8,996
Total cost of revenues	14,705	15,092	28,867	29,755
Gross profit	75,169	75,613	150,531	149,584
Operating expenses:
Selling and marketing	37,538	41,986	76,565	82,840
Research and development	15,669	14,311	30,959	28,472
General and administrative	10,510	9,789	20,828	20,953
Total operating expenses	63,717	66,086	128,352	132,265
Income from operations	11,452	9,527	22,179	17,319
Interest expense	(643)	(366)	(1,299)	(793)
Other income (expense), net	112	(139)	(140)	1,326
Income before income taxes	10,921	9,022	20,740	17,852
Provision for income taxes	2,998	4,642	14,650	5,351
Net income	$7,923	$4,380	$6,090	$12,501
Net income per share:
Basic net income per share	$0.21	$0.11	$0.16	$0.31
Diluted net income per share	$0.21	$0.11	$0.16	$0.30
Weighted average shares — basic	36,949	40,146	37,290	40,337
Weighted average shares — diluted	37,492	41,480	37,931	41,522
See accompanying notes to consolidated financial statements

Websense, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$7,923	$4,380	$6,090	$12,501
Other comprehensive loss before tax:
Foreign currency translation adjustments	(615)	387	(111)	(1,689)
Unrealized losses on derivative contracts, net	(530)	(1,298)	(470)	(1,184)
Other comprehensive loss before tax	(1,145)	(911)	(581)	(2,873)
Income tax benefit related to components of other comprehensive income	109	519	125	474
Other comprehensive loss, net of tax	(1,036)	(392)	(456)	(2,399)
Comprehensive income	$6,887	$3,988	$5,634	$10,102
See accompanying notes to consolidated financial statements

Websense, Inc.
Consolidated Statement of Stockholders' Equity
(Unaudited and in thousands)

			Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
	Common stock
	Shares	Amount
Balance at December 31, 2011	38,048	$568	$415,573	$(385,544)	$72,247	$(3,099)	$99,745
Issuance of common stock upon exercise of options	127	1	2,045	—	—	—	2,046
Issuance of common stock for ESPP purchase	241	2	3,592	—	—	—	3,594
Issuance of common stock from restricted stock units, net	208	3	—	(1,685)	—	—	(1,682)
Share-based compensation expense	—	—	10,245	—	—	—	10,245
Tax shortfall from share-based compensation	—	—	(1,627)	—	—	—	(1,627)
Purchase of treasury stock	(2,110)	—	—	(39,995)	—	—	(39,995)
Net income	—	—	—	—	6,090	—	6,090
Other comprehensive loss	—	—	—	—	—	(456)	(456)
Balance at June 30, 2012	36,514	$574	$429,828	$(427,224)	$78,337	$(3,555)	$77,960
See accompanying notes to consolidated financial statements

Websense, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended
	June 30, 2012	June 30, 2011
Operating activities:
Net income	$6,090	$12,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,918	13,069
Share-based compensation	10,245	10,154
Deferred income taxes	—	20
Unrealized loss (gain) on foreign exchange	232	(148)
Excess tax benefit from share-based compensation	(211)	(1,640)
Changes in operating assets and liabilities:
Accounts receivable	19,152	20,641
Other assets	1,259	(413)
Accounts payable	(3,743)	332
Accrued compensation and related benefits	(2,298)	(1,822)
Other liabilities	(1,187)	(2,380)
Deferred revenue	(13,432)	(16,776)
Income taxes payable and receivable/prepaid	6,210	7,026
Net cash provided by operating activities	32,235	40,564
Investing activities:
Change in restricted cash and cash equivalents	(19)	35
Purchase of property and equipment	(6,101)	(4,710)
Purchase of intangible assets	—	(275)
Net cash used in investing activities	(6,120)	(4,950)
Financing activities:
Proceeds from secured loan	—	56,000
Principal payments on secured loan	(5,000)	(60,000)
Principal payments on capital lease obligation	(587)	(569)
Proceeds from exercise of stock options	2,225	12,540
Proceeds from issuance of common stock for stock purchase plan	3,595	3,446
Excess tax benefit from share-based compensation	211	1,640
Tax payments related to restricted stock unit issuances	(1,682)	(1,568)
Purchase of treasury stock	(40,497)	(48,940)
Net cash used in financing activities	(41,735)	(37,451)
Effect of exchange rate changes on cash and cash equivalents	(339)	630
Decrease in cash and cash equivalents	(15,959)	(1,207)
Cash and cash equivalents at beginning of period	76,201	77,390
Cash and cash equivalents at end of period	$60,242	$76,183
Cash paid during the period for:
Income taxes, net of refunds	$8,055	$1,694
Interest	$1,176	$627
Non-cash financing activities:
Change in operating assets and liabilities for unsettled purchase of treasury stock and exercise of stock options	$(324)	$651
See accompanying notes to consolidated financial statements

Websense, Inc.
Notes To Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and results of operations for the interim periods presented.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2011, included in Websense, Inc.’s Annual Report on Form 10-K filed with the SEC. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
Other than the adoption of new accounting standards related to reporting comprehensive income, as discussed below, there have been no material changes to the Company’s significant accounting policies as compared with the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
In June 2011, the Financial Accounting Standards Board issued authoritative guidance on the presentation of other comprehensive income within the financial statements that became effective for the Company beginning January 1, 2012. Pursuant to the guidance, registrants may present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements, but may not present other comprehensive income components as part of the consolidated statement of stockholders’ equity. As a result of this guidance, the Company has included a separate statement of comprehensive income as part of the consolidated financial statements included in this report.
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
Potentially dilutive securities totaling approximately 6,157,000 and 2,322,000 weighted average shares for the three months ended June 30, 2012 and 2011, respectively, and approximately 6,447,000 and 3,537,000 weighted average shares for the six months ended June 30, 2012 and 2011, respectively, were excluded from the diluted EPS calculation because of their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
June 30, 2012:
Basic EPS	$7,923	36,949	$0.21
Effect of dilutive securities	—	543	—
Diluted EPS	$7,923	37,492	$0.21
June 30, 2011:
Basic EPS	$4,380	40,146	$0.11
Effect of dilutive securities	—	1,334	—
Diluted EPS	$4,380	41,480	$0.11

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Six Months Ended:
June 30, 2012:
Basic EPS	$6,090	37,290	$0.16
Effect of dilutive securities	—	641	—
Diluted EPS	$6,090	37,931	$0.16
June 30, 2011:
Basic EPS	$12,501	40,337	$0.31
Effect of dilutive securities	—	1,185	(0.01)
Diluted EPS	$12,501	41,522	$0.30

3. Intangible Assets
Intangible assets subject to amortization consisted of the following as of June 30, 2012 (in thousands, except years):

	Remaining Weighted Average Life (in years)	Cost	Accumulated Amortization	Net
Technology	3.4	$15,157	$(12,467)	$2,690
Customer relationships	4.4	69,200	(49,714)	19,486
Total	4.2	$84,357	$(62,181)	$22,176
Intangible assets subject to amortization consisted of the following as of December 31, 2011 (in thousands, except years):

	Remaining Weighted Average Life (in years)	Cost	Accumulated Amortization	Net
Technology	3.2	$15,157	$(11,255)	$3,902
Customer relationships	4.8	69,200	(46,690)	22,510
Total	4.6	$84,357	$(57,945)	$26,412

As of June 30, 2012, remaining amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2012	$4,237
2013	5,720
2014	4,689
2015	3,862
2016	3,430
Thereafter	238
Total expected amortization expense	$22,176

4. Credit Facility
In October 2010, the Company entered into a senior credit facility (the “2010 Credit Agreement”). The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and a $5 million sublimit for swing line loans. The Company may borrow and make repayments under the revolving credit facility depending on its liquidity position. During the first six months of 2012, the Company made repayments of $5.0 million under this credit facility. The Company may increase the maximum aggregate commitment under the 2010 Credit Agreement to up to $200 million if certain conditions are satisfied, including that it is not in default under the 2010 Credit Agreement at the time of the increase. Loans under the 2010 Credit Agreement are designated at the Company’s election as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the Eurodollar rate plus 1.00%, and (c) Bank of America’s prime rate plus (ii) a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate, plus (ii) a margin set forth below. As of June 30, 2012, the Company’s weighted average interest rate was 3.12%.
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

The secured revolving credit facility under the 2010 Credit Agreement is included in the line item Secured loan on the Company’s consolidated balance sheets and had a balance of $68.0 million and $73.0 million as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, future remaining minimum principal payments under the secured loan will be due in October 2015 when the revolving credit facility matures. The unused portion of the revolving credit facility as of June 30, 2012 was $52.0 million.
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
The following table presents the values of balance sheet accounts measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012			December 31, 2011
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Level 1 (1)	Level 2 (2)	Level 3 (3)
Assets:
Cash equivalents - money market funds	$1,560	$—	$—	$1,558	$—	$—
Foreign currency forward contracts not designated as hedges	—	211	—	—	643	—
Liabilities:
Interest rate swap	—	(1,874)	—	—	(1,561)	—
Foreign currency forward contracts not designated as hedges	—	(137)	—	—	—	—
Foreign currency contracts designated as cash flow hedges	—	(158)	—	—	—	—

(1) -	quoted prices in active markets for identical assets or liabilities

(2) -	observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) -	no observable pricing inputs in the market
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

During the six months ended June 30, 2012 and 2011, the Company utilized Euro, British Pound and Australian Dollar foreign currency forward contracts to hedge anticipated foreign currency denominated net monetary assets. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. The net gains related to the contracts designated as fair value hedges are included in other income (expense), net, in the accompanying consolidated statements of operations and amounted to approximately $640,000 and $35,000 for the three months ended June 30, 2012 and 2011, respectively, and $296,000 and $11,000 for the six months ended June 30, 2012 and 2011, respectively. All of the fair value hedging contracts in place as of June 30, 2012 are scheduled to be settled before October 2012.
During the six months ended June 30, 2012, the Company utilized Israeli Shekel foreign currency forward contracts to hedge anticipated Israeli Shekel denominated operating expenses. All such contracts were designated as cash flow hedges and were deemed effective. Net unrealized losses of approximately $257,000 and $157,000 are related to the contracts designated as cash flow hedges during the three and six months ended June 30, 2012, respectively, and are included in comprehensive income as of June 30, 2012. All Israeli Shekel hedging contracts in place as of June 30, 2012 are scheduled to be settled before May 2013.
Notional and fair values of the Company’s foreign currency hedging positions at June 30, 2012 and December 31, 2011 are presented in the table below (in thousands):

	June 30, 2012			December 31, 2011
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro	5,500	$7,108	$6,962	11,000	$14,909	$14,266
British pound	500	$767	$784	—	$—	$—
Australian dollar	2,250	$2,244	$2,298	—	$—	$—
Cash Flow Hedges
Israeli Shekel	21,702	$5,684	$5,527	—	$—	$—
The effects of derivative instruments on the Company’s financial statements were as follows as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 (in thousands). There was no ineffective portion nor was any amount excluded from effectiveness testing during any of the periods presented below.

	Fair Value of Derivatives
	June 30, 2012	December 31, 2011	Balance Sheet Location
Interest rate contracts designated as cash flow hedges	$(562)	$(407)	Other accrued expenses
Interest rate contracts designated as cash flow hedges	(1,312)	(1,154)	Other long term liabilities
Currency contracts not designated as hedges	211	643	Other current assets
Currency contracts not designated as hedges	(137)	—	Other accrued expenses
Foreign exchange contracts designated as cash flow hedges	(158)	—	Other accrued expenses
Total derivatives	$(1,958)	$(918)

Amount of Loss Recognized in Accumulated OCI on Derivatives (Effective Portion)			Location and Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,
	2012	2011		2012	2011
Interest rate contracts	$(164)	$(779)	Interest expense	$166	$—
Currency contracts	(257)	—	R&D	20	—
Total	$(421)	$(779)		$186	$—

	Location and Amount of Gain Recognized in Income on Derivatives
		Three Months Ended June 30,
Derivatives Not Designated as Hedges		2012	2011
Currency forward contracts	Other income (expense), net	$640	$35

Amount of Loss Recognized in Accumulated OCI on Derivatives (Effective Portion)			Location and Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Six Months Ended June 30,		Derivatives in Cash Flow Hedging Relationships	Six Months Ended June 30,
	2012	2011		2012	2011
Interest rate contracts	$(188)	$(710)	Interest expense	$319	$—
Currency contracts	(157)	—	R&D	20	—
Total	$(345)	$(710)		$339	$—

	Location and Amount of Gain Recognized in Income on Derivatives
		Six Months Ended June 30,
Derivatives Not Designated as Hedges		2012	2011
Currency forward contracts	Other income (expense), net	$296	$11
Fair Value Measurements on a Nonrecurring Basis
During the six months ended June 30, 2012, the Company did not re-measure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (e.g., goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination). As of June 30, 2012, the Company’s secured loan, with a carrying value of $68.0 million, had an estimated fair value of $68.1 million, which the Company determined using a discounted cash flow model with a discount rate of 2.21%, which represents the Company’s estimated incremental borrowing rate.
6. Stockholders’ Equity
Share-Based Compensation
Employee Stock Plans
The following table summarizes the Company’s restricted stock unit activity since December 31, 2011:

	Number of Shares	Weighted Average Fair Value per Share
Balance at December 31, 2011	1,545,725	$19.54
Granted	773,417	17.74
Released	(302,822)	17.99
Canceled	(162,888)	19.53
Balance at June 30, 2012	1,853,432	18.87
The following table summarizes the Company’s stock option activity since December 31, 2011:

	Number of Shares	Weighted Average Exercise Price per Share
Balance at December 31, 2011	6,101,486	$23.25
Granted	521,000	17.87
Exercised	(126,605)	16.16
Canceled	(519,809)	23.85
Balance at June 30, 2012	5,976,072	22.88

The results of operations for the three and six months ended June 30, 2012 and 2011 include share-based compensation expense in the following expense categories of the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Share-based compensation in:
Cost of revenues	$306	$268	$645	$553
Total share-based compensation in cost of revenues	306	268	645	553
Selling and marketing	2,017	1,649	3,799	2,978
Research and development	1,171	882	2,442	1,927
General and administrative	1,737	1,850	3,359	4,696
Total share-based compensation in operating expenses	4,925	4,381	9,600	9,601
Total share-based compensation	$5,231	$4,649	$10,245	$10,154
The Company used the following assumptions to estimate the fair value of the stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average expected life (years)	3.4	3.4	3.4	3.4
Average expected volatility factor	40.8%	42.1%	44.0%	42.1%
Average risk-free interest rate	0.5%	1.1%	0.5%	1.1%
Average expected dividend yield	—	—	—	—
Treasury Stock
The Company repurchased shares of its common stock under its stock repurchase program during the first six months of 2012 as follows:

	Number of Shares	Average Price Per Share
Shares repurchased through December 31, 2011	20,411,821	$20.08
Shares repurchased during the six months ended June 30, 2012	2,109,996	18.95
Total shares repurchased through June 30, 2012	22,521,817	19.97
Effective July 17, 2012, the board of directors of the Company suspended the stock repurchase program. As of June 30, 2012, the remaining number of shares authorized for repurchase under the program was 1,478,183. The 2010 Credit Agreement permits the Company to repurchase its securities so long as it is not in default under the 2010 Credit Agreement, has complied with all of its financial covenants, and has available cash and cash equivalents (including availability under the secured revolving loan) of at least $20 million; provided, however, if, after giving effect to any repurchase, the Company’s leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10 million in the aggregate in any fiscal year.
7. Tax Matters
For the three months ended June 30, 2012, the Company recognized income tax expense of $3.0 million which represents an effective tax rate of 27.5%. For the six months ended June 30, 2012, the Company recognized income tax expense of $14.7 million which represents an effective tax rate of 70.6%.

The effective tax rate variance from the U.S. federal statutory rate for the three months ended June 30, 2012 is primarily related to the favorable impact from earnings in lower tax rate jurisdictions offset partially by the unfavorable impact of foreign withholding taxes and non-deductible share-based payments. The effective tax rate variance from the U.S. federal statutory rate for the six months ended June 30, 2012 is primarily related to a discrete tax provision of $8.8 million recorded in the first quarter of 2012 resulting from an agreement in principle with the Internal Revenue Service (“IRS”) Appeals Office to settle all remaining audit issues for the 2005 through 2007 tax years, as discussed further below, as well as the unfavorable impact of foreign withholding taxes and non-deductible share-based payments, partially offset by the favorable impact from earnings in lower tax rate jurisdictions.
Open Tax Examination Periods
The Company and its subsidiaries file tax returns which are routinely examined by tax authorities in the U.S. and in various state and foreign jurisdictions. The Company is currently under examination in the United States for tax years 2005 through 2007 and expects to settle all issues related to these years in the second half of 2012 as part of an agreement in principle with the IRS Appeals Office. The Company is also currently under examination for tax years 2008 and 2009 in the United States and for 2006 through 2010 in Israel. The Company has various other on-going audits in various stages of completion. In general, the tax years 2005 through 2010 could be subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions such as Australia, China, Ireland, Israel and the United Kingdom, the statute of limitations for tax years 2005 through 2010 is still open and these years could be examined by the respective tax authorities.
IRS Tax Settlement
During the first quarter of 2010, the Company was informed by the IRS that it had completed its audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued the Company a 30-day letter outlining all of its proposed audit adjustments and stating that the Company must either accept the proposed adjustments, subject itself to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and its Irish subsidiary, including the amount of cost sharing buy-in, as well as to the Company’s claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary.
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
As a result of settlement discussions during the first quarter of 2012, the Company has reached an agreement in principle with the IRS Appeals Office to settle the remaining audit adjustments related to the cost sharing buy-in and research and development tax credits. Due to these negotiations, the Company recorded a discrete tax provision of $8.8 million in the quarter ended March 31, 2012. Upon entering into a definitive settlement agreement, the Company expects to pay approximately $8 million in U.S. federal tax, plus approximately $5 to $6 million in state tax and accumulated interest related to the additional taxes and approximately $2 million of U.S. federal tax related to a tax election the Company expects to make in order to provide for future cash repatriation of approximately $23 million from the Company’s Irish subsidiary. The Company expects that these additional tax amounts would be offset in part by approximately $2 million of future U.S. federal tax benefits and approximately $2 million of future correlative non-U.S. tax benefits related to the Company’s Irish subsidiary. The settlement would completely resolve the buy-in issue relating to the cost sharing arrangement and would preclude any additional tax liability from the buy-in for 2008 and future years. This is an agreement in principle only and the final terms and provisions of any settlement are subject to final approval. The Company estimates that all remaining matters related to the agreement could ultimately be resolved in the second half of 2012.

8. Litigation
On July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that by making, using, importing, selling and/or offering for sale Websense Web Filter, Websense Web Security and Websense Web Security Gateway, the Company infringes U.S. Patent No. 6,092,194 (“194 Patent”). Since filing the complaint, Finjan withdrew its contention that Websense Web Filter and Websense Web Security infringes the 194 Patent. Finjan has also accused additional products of infringing the 194 Patent in response to discovery and in expert reports, namely TRITON Enterprise, TRITON Security Gateway Anywhere, Websense Web Security Gateway Anywhere, Websense Web Security Gateway Hosted and the Websense V-Series appliance. Finjan seeks an injunction from further infringement of the 194 Patent and damages. The Court held a hearing on the construction of the claims in the 194 Patent on January 30, 2012 and issued a claim construction order on February 29, 2012. The Court has set a pretrial conference for October 29, 2012 and a trial date of December 3, 2012. The Company denies infringing any valid claims of the 194 Patent and intends to defend the lawsuit vigorously.
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
Forward-Looking Statements
This report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

•	anticipated trends in revenues and billings;

•	management’s plans, strategies and objectives for future operations;

•	growth opportunities in domestic and international markets;

•	reliance on indirect channels of distribution;

•	anticipated product enhancements or releases;

•	customer acceptance and satisfaction with our products, services and fee structures;

•	expectations regarding competitive products and pricing;

•	risks associated with launching new product offerings;

•	changes in domestic and international market conditions;

•	risks associated with fluctuations in exchange rates of the foreign currencies in which we conduct business;

•	the impact of macroeconomic conditions on our customers;

•	expected trends in expenses;

•	anticipated cash and intentions regarding usage of cash;

•	risks related to compliance with the covenants in our credit agreement;

•	changes in effective tax rates, laws and interpretations and statements related to tax audits;

•	the expected settlement with the U.S. Internal Revenue Service (“IRS”);

•	risks related to changes in accounting interpretations or accounting guidance;

•	the volatile and competitive nature of the Internet and security industries; and

•	the success of our marketing programs and brand development efforts.
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

•
protect against data loss by identifying and categorizing sensitive or confidential data and enforcing pre-determined policies regarding its use and transmission within and outside the organization; and

•
enable the secure use of mobile smartphones and tablets within an organization’s network by providing protection from web-based malware, malicious apps, data loss and theft of intellectual property, and by providing mobile device management features that keep mobile devices secure, minimize risk and maintain compliance.

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
During the three and six months ended June 30, 2012 and 2011, we derived approximately 50% of our revenues from international sales. Revenues from the United Kingdom comprised approximately 11% of our total revenues in the three and six months ended June 30, 2012 and 2011.
We utilize a multi-tiered distribution strategy globally to sell our products through indirect distributors and value-added reseller channels. Sales through indirect channels currently account for approximately 95% of our revenues. We also have several arrangements with OEMs that grant them the right to incorporate our products into their products for resale to end users.
We sell subscriptions for our software and SaaS products, generally in 12, 24 or 36 month contract durations, based on the number of seats or devices managed. As described elsewhere in this report, we recognize revenues from subscriptions for our software and SaaS products on a daily straight-line basis, commencing on the day the term of the subscription begins, over the term of the subscription agreement. We recognize revenues associated with OEM contracts ratably over the contractual period for which we are obligated to provide our services. We generally recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription agreement and are fully expensed in the period the product and/or software activation key is delivered. Our operating expenses, including cost of revenues, in the first half of 2012 decreased compared with the first half of 2011, primarily due to a reduction in the amortization of acquired intangible assets of $3.6 million.

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
Total billings decreased 1% to $85.4 million during the second quarter of 2012 from $85.9 million during the second quarter of 2011. Billings from our TRITON content security solutions accounted for 59% of total billings in the second quarter of 2012 and grew approximately 14% to $50.7 million, from $44.5 million in the second quarter of 2011, whereas billings from our non-TRITON solution products declined to $34.7 million in the second quarter of 2012 from $41.4 million in the second quarter of 2011. The decrease in non-TRITON billings reflects the migration of existing customers to our more advanced TRITON security solutions, as well as customer loss to lower priced competitive solutions. Our TRITON solutions include our TRITON family of security gateways for Web, email, mobile and data security (including related appliances and technical support subscriptions), our standalone data security suite and our cloud-based security solutions. Our non-TRITON solutions include our Web filtering products, such as our Websense Web Filter, Web Security Suite, server-based email security and related hardware. Our appliance billings increased from $6.7 million in the second quarter of 2011 to $7.0 million in the second quarter of 2012. We expect the proportion of billings from our TRITON solutions to continue to increase as a percentage of total billings for the second half of 2012 compared with the second half of 2011.
Our international billings represented $42.5 million, or 50% of our total billings, for the second quarter of 2012, compared with $46.0 million, or 54% of total billings, for the second quarter of 2011.
Our average contract duration increased to 24.1 months for the second quarter of 2012, from 23.7 months for the second quarter of 2011 with approximately 50% of our billings in 12 month contracts, 6% in 24 month contracts and 44% in contracts with durations of 36 months or more. The average contract duration increased compared with the second quarter of 2011 due to the increase in transactions greater than $100,000, which tend to have longer average contract durations. The number of transactions valued at over $100,000 in the second quarter of 2012 increased 12% compared with the second quarter of 2011.
We expect our billings to grow for the remainder of 2012 relative to 2011 as existing Web and email filtering customers migrate to our TRITON solutions, customers with expiring TRITON subscriptions renew their contracts, existing TRITON customers expand their commitment with additional TRITON products and new customers adopt our TRITON solutions. Our billings depend in part on the number of subscriptions up for renewal each quarter and are affected by cyclical variations, with the highest billings occurring in the fourth quarter and the lowest billings occurring in the first quarter. As a trend, the percentage of billings from subscriptions to our TRITON content security solutions, including those pre-installed on appliances is increasing, and the percentage of billings from our legacy filtering products is declining.
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
During the three and six months ended June 30, 2012, we recognized $8.2 million and $15.7 million, respectively, in revenues from appliance sales, of which $6.6 million and $12.4 million, respectively, represented the immediate recognition of revenue upon shipment and the remaining $1.6 million and $3.3 million, respectively, represented primarily the ratable recognition of deferred revenue from appliance sales recorded prior to the adoption of the amended revenue recognition rules. We expect to recognize revenues of $2.6 million throughout the remainder of 2012 from appliance sales made prior to 2011 that are recorded in deferred revenue as of June 30, 2012. The amended revenue recognition standards are expected to continue to affect total revenues in future periods, although the impact on the timing and pattern of revenues will vary depending on the nature and volume of new or materially modified contracts in any given period.

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
Income Taxes. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes may be due. These reserves for tax contingencies are established when we believe that certain positions might be challenged despite our belief that our tax return positions are consistent with prevailing law and practice. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of these reserves and changes to the reserves that are considered appropriate.
Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe it is more likely than not that all or a portion of the deferred tax assets will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available for tax reporting purposes, and other relevant factors.
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
During the first quarter of 2010, we were informed by the IRS that it had completed its audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter outlining all of its proposed audit adjustments and stating that we must either accept the proposed adjustments, subject the Company to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary.
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

As a result of settlement discussions during the first quarter of 2012, we have reached an agreement in principle with the IRS Appeals Office to settle the remaining audit adjustments related to the cost sharing buy-in and research and development tax credits. Due to these negotiations, we recorded a discrete tax provision of $8.8 million in the quarter ended March 31, 2012. Upon entering into a definitive settlement agreement, we expect to pay approximately $8 million in U.S. federal tax, plus approximately $5 to $6 million in state tax and accumulated interest related to the additional taxes and approximately $2 million of U.S. federal tax related to a tax election we expect to make in order to provide for future cash repatriation of approximately $23 million from our Irish subsidiary. We expect that these additional tax amounts would be offset in part by approximately $2 million of future U.S. federal tax benefits and approximately $2 million of future correlative non-U.S. tax benefits related to our Irish subsidiary. The settlement would completely resolve the buy-in issue relating to the cost sharing arrangement and would preclude any additional tax liability from the buy-in for 2008 and future years. This is an agreement in principle only and the final terms and provisions of any settlement are subject to final approval. We estimate that all remaining matters related to the agreement could ultimately be resolved in the second half of 2012.
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
At June 30, 2012, there was $43.4 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of approximately 2.2 years.
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
Results of Operations
Three months ended June 30, 2012 compared with the three months ended June 30, 2011
The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Three Months Ended June 30,
	2012	2011
Revenues:
Software and service	91%	89%
Appliance	9	11
Total revenues	100	100
Cost of revenues:
Software and service	12	12
Appliance	4	5
Total cost of revenues	16	17
Gross profit	84	83
Operating expenses:
Selling and marketing	42	46
Research and development	17	16
General and administrative	12	11
Total operating expenses	71	73
Income from operations	13	10
Interest expense	(1)	—
Other income (expense), net	—	—
Income before income taxes	12	10
Provision for income taxes	3	5
Net income	9%	5%

Revenues
Software and service revenues. Software and service revenues increased to $81.7 million in the second quarter of 2012 from $81.0 million in the second quarter of 2011. The increase was primarily the result of year-over-year growth in billings for TRITON software and service during 2011 and the first half of 2012, which resulted in higher beginning current deferred software and service revenue and higher revenues recognized in the current period, compared with the second quarter of 2011. Because we recognize software and service revenues ratably over the term of the subscription, growth in software and service revenues reflects changes in current deferred revenue at the beginning of the period compared with the prior period, as well as the change in current period billings.
Software and service revenues generated in the United States accounted for $40.1 million, or 45% of second quarter 2012 revenues, compared with $40.7 million, also 45% of revenues, in the second quarter of 2011. International software and service revenues accounted for $41.6 million, or 47% of second quarter 2012 revenues, compared with $40.3 million, or 45% of revenues, in the second quarter of 2011.
Current deferred software and service revenue was $234.5 million as of June 30, 2012, compared with $234.9 million as of June 30, 2011. Total deferred software and service revenue was $372.6 million as of June 30, 2012, compared with $363.7 million as of June 30, 2011. Of the $234.5 million in current deferred software and service revenue as of June 30, 2012, $79.4 million is expected to be recognized as revenue in the third quarter of 2012.
We expect our software and service revenues to increase in the third quarter of 2012 compared with the third quarter of 2011 due to an increase in the amount of current deferred revenue that will be recognized as revenue, subscriptions that are scheduled for renewal that are expected to be renewed and upgraded and expected new business for which some revenues will be recognized during the third quarter of 2012. We expect our software and service revenues to increase as a percentage of total revenues due to the decline in deferred appliance revenue as described below. Our software and service revenues are impacted by the duration of contracts billed, the timing of sales of renewal and new subscriptions, the average annual contract value and per seat price, the volume of OEM sales activity and the effect of currency exchange rates on new and renewal subscriptions in international markets.
Appliance revenues. Second quarter appliance revenues of $8.2 million consisted of $6.6 million in revenue from sales of appliances sold in the second quarter of 2012 and $1.6 million recognized from deferred revenue for sales of appliances recorded prior to the adoption of the amended revenue recognition rules, as described above. This compares with $9.8 million in appliance revenues in the second quarter of 2011, which included $6.5 million in revenue from appliances sold in the second quarter of 2011 and $3.3 million recognized from deferred revenue. The decrease in total appliance revenue was the result of the decline in appliance revenue recognized from revenue compared with the second quarter of 2011, due to the adoption of the amended revenue recognition rules related to hardware sales. As of June 30, 2012, deferred appliance revenue was $7.0 million and included $5.3 million related to appliance sales recorded prior to the adoption of the amended revenue recognition rules.
Appliance revenues generated in the United States accounted for $4.1 million, or 4% of second quarter 2012 revenues, compared with $4.9 million, or 5% of revenues, in the second quarter of 2011. Appliance revenues generated internationally accounted for $4.1 million, or 4% of second quarter 2012 revenues, compared with $4.9 million, or 5% of revenues, in the second quarter of 2011.
For the remainder of 2012, we expect our appliance revenues to decrease in both absolute dollars and as a percentage of total revenues compared with 2011 appliance revenues primarily as a result of the decline in deferred revenue to be recognized in the remainder of 2012. For the remainder of 2012, we expect to recognize $2.6 million of deferred revenue for appliance sales recorded prior to January 1, 2011.
Cost of Revenues
Software and service cost of revenues. Software and service cost of revenues consists of the costs of Web content analysis, amortization of acquired technology, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our SaaS offerings. Software and service cost of revenues increased to $11.3 million in the second quarter of 2012 from $10.3 million in the second quarter of 2011. The $1.0 million increase was primarily due to increased product costs. As a percentage of total revenues, software and service cost of revenues were 12% during both the second quarter of 2012 and the second quarter of 2011. We expect software and service cost of revenues will increase in absolute dollars and as a percentage of software and service revenues in the remainder of 2012 as compared with 2011.

Appliance cost of revenues. Appliance cost of revenues consists of the costs associated with the sale of our appliance products, primarily the cost of the hardware platform and software installation costs. Appliance cost of revenues decreased to $3.4 million in the second quarter of 2012 from $4.8 million in the second quarter of 2011. The $1.4 million decrease was primarily due to decreased cost of revenues from sales prior to 2011. In appliance cost of revenues for the second quarter of 2012, we recognized $0.7 million of the ratable cost of appliances sold prior to 2011 compared with $1.5 million in the second quarter of 2011. The remaining $2.7 million represents costs of appliances sold in the second quarter of 2012. As a percentage of total revenues, appliance cost of revenues decreased to 4% in the second quarter of 2012 from 5% during the second quarter of 2011.
We expect appliance cost of revenues will decrease in absolute dollars and as a percentage of revenues in 2012 compared with 2011 due to the decline in deferred costs to be recognized in 2012 from appliance sales recorded prior to January 1, 2011, and higher gross margins on current period appliance sales. During the remainder of 2012, we expect to recognize $1.1 million in deferred cost of revenues recorded prior to January 1, 2011.
Gross Profit
Gross profit decreased to $75.2 million in the second quarter of 2012 from $75.6 million in the second quarter of 2011, primarily as a result of decreased appliance revenues and increased software and service cost of revenues, partially offset by a decrease in appliance cost of revenues. As a percentage of total revenues, our gross profit was 84% in the second quarter of 2012 and 83% in the second quarter of 2011. We expect that gross profit as a percentage of total revenues will remain in excess of 80% for the remainder of 2012.
Operating Expenses
Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions and benefits related to personnel engaged in selling, marketing and customer support functions, costs related to public relations, advertising, promotions and travel, amortization of acquired customer relationships and other allocated costs. Selling and marketing expenses do not include payments to channel partners for marketing services and rebates as those are recorded as an offset to revenues.
Selling and marketing expenses were $37.5 million, or 42% of revenues, in the second quarter of 2012, compared with $42.0 million, or 46% of revenues, in the second quarter of 2011. The $4.5 million decrease in total selling and marketing expenses was primarily due to a decrease of $2.9 million in personnel and travel costs, as well as a decrease in amortization of acquired intangibles of $1.6 million, as certain customer relationships were fully amortized in 2011.
We expect overall selling and marketing expenses to remain relatively flat in absolute dollars and as a percentage of revenues for the remainder of 2012 compared with 2011.
If our billings for the remainder of 2012 exceed expectations, our sales commission expenses can be expected to exceed our forecasts and result in higher than expected selling and marketing expenses in 2012. Because commission expenses are primarily recognized in the period incurred, while a substantial portion of revenues are recognized in future periods, if our 2012 billings exceed expectations, our selling and marketing expenses as a percentage of revenues could increase in 2012 compared with 2011. Based on the existing sales and marketing related intangible assets as of June 30, 2012, we expect amortization of sales and marketing related acquired intangibles of $3.0 million for the remainder of 2012, which would be a reduction of approximately $3.3 million from 2011.
Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $15.7 million, or 17% of revenues, in the second quarter of 2012 from $14.3 million, or 16% of revenues, in the second quarter of 2011. The increase of $1.4 million in research and development expenses was primarily due to increased personnel costs of $1.1 million and increased allocated costs of $0.3 million. We allocate the costs for human resources, employee benefits, payroll taxes, IT, facilities and fixed asset depreciation to each of our functional areas based on headcount data. Although our headcount increased in research and development from an average of 485 employees for the second quarter of 2011 to an average of 516 employees for the second quarter of 2012, the impact of the higher headcount was partially offset by an increase in the number of employees in relatively low cost foreign locations.
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
General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and administrative personnel, third-party professional service fees and allocated costs. General and administrative expenses increased to $10.5 million, or 12% of revenues, in the second quarter of 2012 from $9.8 million, or 11% of revenues, in the second quarter of 2011. The $0.7 million increase in general and administrative expenses was primarily due to an increase in third-party professional service fees and an increase in personnel costs resulting from a greater average headcount of 127 employees for the second quarter of 2012 compared with an average headcount of 122 for the second quarter of 2011.
We expect general and administrative expenses to remain flat in absolute dollars and as a percentage of revenue in the remainder of 2012 compared with 2011.
Interest Expense
Interest expense increased to $0.6 million in the second quarter of 2012 from $0.4 million in the second quarter of 2011, primarily due to a higher average outstanding loan balance on our secured loan of $68.0 million during the second quarter of 2012 compared with an average loan balance of $63.0 million during the second quarter of 2011, as well as interest expense recognized on an unfavorable interest rate swap that became effective on December 30, 2011.
Under the secured loan issued pursuant to the senior credit facility which we entered into in October 2010 (the “2010 Credit Agreement” or the “2010 Credit Facility”), we made no principal payments (net of borrowings) during the second quarter of 2012 or 2011. Interest expense is expected to increase in the remaining quarters of 2012 compared with 2011 primarily due to higher average borrowings and an increase in the notional amount of principal subject to an unfavorable fixed rate swap agreement.
Other Income (Expense), Net
Other income was $0.1 million in the second quarter of 2012, compared with $0.1 million expense in the second quarter of 2011.
Provision for Income Taxes
For the three months ended June 30, 2012, we recognized an income tax expense of $3.0 million compared with an income tax expense of $4.6 million for the three months ended June 30, 2011. The effective tax rates were 27.5% for the three months ended June 30, 2012 and 51.5% for the three months ended June 30, 2011. For the second quarter of 2012, the effective tax rate variance from the U.S. federal statutory rate was primarily related to the favorable impact from earnings in lower tax rate jurisdictions offset partially by the unfavorable impact of foreign withholding taxes and non-deductible share-based payments. For the second quarter of 2011, the effective tax rate variance from the U.S. federal statutory rate was primarily related to the unfavorable impact of foreign withholding taxes, non-deductible share-based payments and increased earnings in higher tax rate jurisdictions.
Our effective tax rate may change in future periods due to differences in the composition of taxable income between domestic and international operations along with the potential changes or interpretations in tax rules and legislation, or corresponding accounting rules.
We assess, on a quarterly basis, the ultimate realization of our deferred income tax assets. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items during the second quarter of 2012, specifically the expected reversal of existing taxable temporary differences and a history of generating taxable income in applicable tax jurisdictions, we believe that it is more likely than not that we will fully realize the balance of the deferred tax assets currently reflected on our consolidated balance sheets.

Results of Operations
Six months ended June 30, 2012 compared with the six months ended June 30, 2011
The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Six Months Ended June 30,
	2012	2011
Revenues:
Software and service	91%	90%
Appliance	9	10
Total revenues	100	100
Cost of revenues:
Software and service	12	12
Appliance	4	5
Total cost of revenues	16	17
Gross profit	84	83
Operating expenses:
Selling and marketing	43	46
Research and development	17	16
General and administrative	12	12
Total operating expenses	72	74
Income from operations	12	9
Interest expense	(1)	—
Other income (expense), net	—	1
Income before income taxes	11	10
Provision for income taxes	8	3
Net income	3%	7%

Revenues
Software and service revenues. Software and service revenues increased to $163.7 million in the first six months of 2012 from $161.3 million in the first six months of 2011. The increase was primarily the result of year-over-year growth in billings for TRITON software and service during 2011 and the first six months of 2012, which resulted in higher beginning current deferred software and service revenue and higher revenues recognized in the current period, compared with the first six months of 2011.
Software and service revenues generated in the United States accounted for $80.9 million, or 45% of the first six months of 2012 revenues, compared with $81.2 million, also 45% of revenues, in the first six months of 2011. International software and service revenues accounted for $82.8 million, or 46% of the first six months of 2012 revenues, compared with $80.1 million, or 45% of revenues, in the first six months of 2011.
Appliance revenues. The first six months of 2012 appliance revenues of $15.7 million consisted of $12.4 million in revenue from sales of appliances sold in the first six months of 2012 and $3.3 million recognized from deferred revenue for sales of appliances recorded prior to the adoption of the amended revenue recognition rules, as described previously. This compares with $18.1 million in appliance revenues in the first six months of 2011, which included $11.4 million in revenue from appliances sold in the first six months of 2011 and $6.7 million recognized from deferred revenue. The decrease in total appliance revenues was the result of the decline in appliance revenue recognized from deferred revenue compared with the first half of 2011, due to the adoption of the amended revenue recognition rules.
Appliance revenues generated in the United States accounted for $7.4 million, or 4% of the first half of 2012 revenues, compared with $9.0 million, or 5% of revenues, in the first six months of 2011. Appliance revenues generated internationally accounted for $8.3 million, or 5% of the first half of 2012 revenues, compared with $9.1 million, or 5% of revenues, in the first six months of 2011.

Cost of Revenues
Software and service cost of revenues. Software and service cost of revenues increased to $22.3 million in the first six months of 2012 from $20.8 million in the first six months of 2011. The $1.5 million increase was primarily due to increased product costs. Our full-time employee headcount in cost of revenues departments averaged 260 employees during both the first six months of 2012 and 2011.
Appliance cost of revenues. Appliance cost of revenues decreased to $6.6 million in the first six months of 2012 from $9.0 million in the first six months of 2011. The $2.4 million decrease was primarily due to decreased cost of revenues from sales prior to 2011. In appliance cost of revenues for the first six months of 2012, we recognized $1.5 million of the ratable cost of appliances sold prior to 2011 compared with $3.1 million in the first six months of 2011. The remaining $5.1 million represents costs of appliances sold in the first six months of 2012 as compared with $5.9 million in the first six months of 2011. As a percentage of total revenues, appliance cost of revenues decreased to 4% in the first six months of 2012 from 5% during the first six months of 2011.
Gross Profit
Gross profit increased slightly to $150.5 million in the first six months of 2012 from $149.6 million in the first six months of 2011, primarily as a result of decreased cost of revenues. As a percentage of total revenues, our gross profit was 84% in the first six months of 2012 and 83% in the first six months of 2011.
Operating Expenses
Selling and marketing. Selling and marketing expenses were $76.6 million, or 43% of revenues, in the first six months of 2012, compared with $82.8, or 46% of revenues, in the first six months of 2011. The $6.2 million decrease in total selling and marketing expenses was primarily due to a decrease in amortization of acquired intangibles of $3.3 million, as certain customer relationships were fully amortized in 2011. The remaining $2.9 million decrease is related to a reduction in personnel and travel costs.
Research and development. Research and development expenses increased to $31.0 million, or 17% of revenues, in the first six months of 2012 from $28.5 million, or 16% of revenues, in the first six months of 2011. The increase of $2.5 million in research and development expenses was primarily due to increased personnel costs of $1.6 million and increased allocated costs of $0.9 million. Although our headcount increased in research and development from an average of 483 employees for the first six months of 2011 to an average of 509 employees for the first six months of 2012, the impact of the higher headcount was partially mitigated by an increase in the number of employees in relatively low cost foreign locations.
General and administrative. General and administrative expenses remained relatively flat in the first six months of 2012 at $20.8 million, or 12% of revenues, compared with $21.0 million, also 12% of revenues, in the first six months of 2011.
Interest Expense
Interest expense increased to $1.3 million in the first six months of 2012 from $0.8 million in the first six months of 2011, primarily due to a higher average outstanding loan balance on our secured loan of $69.7 million during the first six months of 2012 compared with an average loan balance of $64.0 million during the first six months of 2011, as well as interest expense recognized on an unfavorable interest rate swap that became effective on December 30, 2011.
Under the secured loan made pursuant to the 2010 Credit Facility, we made $5.0 million of principal payments during the first six months of 2012 and $4.0 million of principal payments (net of borrowings) during the first six months of 2011. Interest expense is expected to increase in the remaining quarters of 2012 compared with 2011 primarily due to an increase in the notional amount of principal subject to an unfavorable fixed rate swap agreement.
Other Income (Expense), Net
Other expense was $0.1 million expense in the first six months of 2012, compared with $1.3 million other income in the first six months of 2011. Other income in the first half of 2011 included a non-recurring gain on foreign currency transactions of $1.4 million.

Provision for Income Taxes
For the six months ended June 30, 2012, we recognized an income tax expense of $14.7 million compared with an income tax expense of $5.4 million for the six months ended June 30, 2011. The effective tax rates were 70.6 % for the six months ended June 30, 2012 and 30.0% for the six months ended June 30, 2011. For the first six months of 2012, the effective tax rate variance from the U.S. federal statutory rate was primarily related to the discrete tax provision of $8.8 million recorded in the first quarter of 2012 resulting from an agreement in principle with the IRS, as discussed previously, as well as the unfavorable impact of foreign withholding taxes and non-deductible share-based payments, partially offset by the favorable impact from earnings in lower tax rate jurisdictions. For the first six months of 2011, the effective tax rate variance from the U.S. federal statutory rate was primarily related to the unfavorable impact of foreign withholding taxes and non-deductible share-based payments, offset by a non-recurring net discrete tax benefit of $2.8 million related primarily to our global distribution restructuring. This $2.8 million net tax benefit primarily relates to the non-recurring tax effect from the transfer of customer relationship intangible assets and the related deferred tax liabilities from a higher tax rate jurisdiction to a lower tax rate jurisdiction. The entire net tax benefit of $2.8 million was reflected in the first quarter of 2011 upon completion of our global distribution restructuring and is not expected to recur.
Liquidity and Capital Resources
As of June 30, 2012, we had cash and cash equivalents of $60.2 million and retained earnings of $78.3 million. Of the $60.2 million of cash and cash equivalents held as of June 30, 2012, $29.8 million was held by our foreign subsidiaries, and we plan to indefinitely reinvest the undistributed foreign earnings into our foreign operations. During the first six months of 2012, we primarily used cash in excess of cash required for operations to repurchase $40.5 million of our stock and to make principal payments of $5.0 million under the 2010 Credit Agreement.
Net cash provided by operating activities was $32.2 million in the first six months of 2012, compared with $40.6 million in the first six months of 2011. The decrease in cash flow from operations for the first six months of 2012 compared with the first six months of 2011, was primarily a result of higher cash taxes in 2012. Our operating cash flow is significantly influenced by the timing of new and renewal subscriptions, accounts receivable collections and cash expenses. A decrease in sales of new and/or renewal subscriptions or accounts receivable collections, or an increase in our cash expenses, would negatively impact our operating cash flow.
Net cash used in investing activities was $6.1 million in the first six months of 2012, compared with $5.0 million in the first six months of 2011. The $1.1 million increase in net cash used in investing activities was primarily due to increased purchases of property and equipment during the first six months of 2012 compared with the first six months of 2011.
Net cash used in financing activities was $41.7 million in the first six months of 2012, compared with $37.5 million in the first six months of 2011. In the first six months of 2012, we used approximately $40.5 million to repurchase our common stock and make principal payments of $5.0 million under the 2010 Credit Agreement. The $4.2 million increase in cash used in financing activities was driven primarily by a reduction in the proceeds from exercises of stock options during the first six months of 2012 compared with the first six months of 2011 partially offset by a reduction in purchases of treasury stock during the first six months of 2012 compared with the first six months of 2011.
In October 2010, we entered into the 2010 Credit Agreement. The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and a $5 million sublimit for swing line loans. We may increase the maximum aggregate commitment under the 2010 Credit Agreement to up to $200 million if certain conditions are satisfied, including that we are not in default under the 2010 Credit Agreement at the time of the increase. Loans under the 2010 Credit Agreement are designated, at our election, as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the Eurodollar rate plus 1.00%, and (c) Bank of America’s prime rate, plus (ii) a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate, plus (ii) a margin set forth below. As of June 30, 2012, the total amount outstanding under the 2010 Credit Facility was $68.0 million and the weighted average interest rate was 3.12%.

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
Obligations and commitments. The following table summarizes our contractual payment obligations and commitments as of June 30, 2012 (in thousands):

	Payment Obligations by Year
	2012	2013	2014	2015	2016	Thereafter	Total
2010 Credit Agreement:
Contractual principal payments	$—	$—	$—	$68,000	$—	$—	$68,000
Estimated interest and fees	1,176	2,320	2,320	1,919	—	—	7,735
Operating leases	3,594	6,891	2,325	808	—	—	13,618
Uncertain tax positions	15,500	—	—	—	—	—	15,500
Other commitments	235	2,261	1,543	6	—	—	4,045
Total	$20,505	$11,472	$6,188	$70,733	$—	$—	$108,898
Obligations under our 2010 Credit Agreement represent the future minimum principal debt payments due under this facility. Estimated interest and fees expected to be incurred on the 2010 Credit Facility are based on known rates and scheduled principal payments, as well as the interest rate swap agreement, as of June 30, 2012 (see Notes 4 and 5 to the consolidated financial statements).
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
Included in other commitments above are contractual commitment obligations as of June 30, 2012 for inbound software licenses, equipment maintenance, royalty agreements and automobile leases.
Our total gross liability for uncertain tax positions is $25.3 million as of June 30, 2012, of which $15.5 million is expected to be paid within the next twelve months as a result of the expected tax settlement with the IRS Appeals Office, as described in “Critical Accounting Policies and Estimates”. We are not able to reasonably estimate the timing of future cash flows relating to the remaining balance and it has therefore been excluded from the contractual obligations table above.

In April 2003, we announced that our board of directors authorized a stock repurchase program of up to four million shares of our common stock. In August 2005, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to eight million shares. In July 2006, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to twelve million shares. In January 2010, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to 16 million shares. In October 2010, we announced that our board of directors increased the size of the stock repurchase program by an additional eight million shares, for a total program size of up to 24 million shares. The stock repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and provides the board of directors with authority to modify, suspend or terminate the program at any time. Effective July 17, 2012, the board of directors suspended the stock repurchase program, after repurchasing approximately $3.0 million of our common stock in the third quarter of 2012, to better align with third quarter cash flow.
In connection with the stock repurchase program, we adopted two 10b5-1 stock repurchase plans (the “2009 Repurchase Plans”) in August 2009. The 2009 Repurchase Plans initially provided for purchases of up to an aggregate of $7.5 million of our common stock per calendar quarter in open market transactions beginning in October 2009. In November 2010, we increased the value of shares to be repurchased under the 2009 Repurchase Plans from an aggregate of $7.5 million to $25 million per calendar quarter, effective as of January 1, 2011. In October 2011, we decreased the value of shares to be repurchased under the 2009 Repurchase Plans from an aggregate of $25 million to $20 million per calendar quarter effective as of January 1, 2012. The 2009 Repurchase Plans provide for stock repurchases to be made on the open market at prevailing market prices in accordance with certain timing conditions. The 2009 Repurchase Plans were suspended on July 17, 2012, in connection with the suspension of the stock repurchase program. During the first six months of 2012, we repurchased 2,109,996 shares of our common stock for an aggregate of approximately $40.0 million at an average price of $18.95 per share. As of June 30, 2012, we had repurchased a total of 22,521,817 shares of our common stock under this stock repurchase program, for an aggregate of $449.8 million at an average price of $19.97 per share. The 2010 Credit Agreement permits us to repurchase our securities so long as we are not in default under the 2010 Credit Agreement, have complied with all of our financial covenants, and have liquidity of at least $20 million; provided, however, if, after giving effect to any repurchase, our consolidated leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10.0 million in the aggregate in any fiscal year.
We believe that our cash and cash equivalents balances, accounts receivable, revolving credit balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures and debt repayment obligations, if any, for at least the next 12 months. During the first six months of 2012, we made principal payments of $5.0 million on our secured loan and repurchased approximately $40.0 million of our common stock, of which $1.3 million was settled in July 2012. Our cash requirements may increase if, as part of our growth strategy, we make acquisitions that increase our cash requirements, or for reasons we do not currently foresee. We may elect to borrow under the 2010 Credit Agreement, raise funds for these purposes or reduce our cost of capital through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating and capital requirements in interest-bearing, investment-grade money market funds.
Off-Balance Sheet Arrangements
As of June 30, 2012, we did not have any off-balance sheet arrangements.

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

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. However, the impact of this type of adverse movement would be partially mitigated by our interest rate swap agreement that became effective on December 30, 2011. Based on our revolving credit balance at June 30, 2012 and taking into consideration our interest rate swap agreement, our interest expense would increase on a pre‑tax basis by approximately $0.2 million during the next 12 months if a 100 basis point adverse move in the interest rate yield curve occurred.
A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at June 30, 2012. Changes in interest rates over time will, however, affect our interest income.
Foreign Currency Exchange Rate Risk
We sell our products through a distribution network in approximately 130 countries, and we bill certain international customers in Euros, British Pounds, Australian Dollars, Japanese Yen and Chinese Renminbi. Additionally, a significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. We hedged our Israeli Shekel denominated operating expenses during the second quarter of 2012 due to the increased volatility of the Israeli Shekel. All of the Israeli Shekel hedging contracts in place as of June 30, 2012 will be settled before May 2013.
To mitigate the effect of changes in currency exchange rates, we utilize foreign currency forward contracts and zero‑cost collar contracts to hedge foreign currency market exposures of underlying assets, liabilities and expenses. We also keep working funds necessary to facilitate the short-term operations of our subsidiaries in the local currencies in which they do business. As exchange rate fluctuations can significantly vary our sales and expense results when converted to U.S. dollars, our objective is to reduce the risk to earnings and cash flows associated with changes in currency exchange rates. We do not use foreign currency contracts for speculative or trading purposes.
Notional and fair values of our hedging positions at June 30, 2012 and December 31, 2011 are presented in the table below (in thousands):

	June 30, 2012			December 31, 2011
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro	5,500	$7,108	$6,962	11,000	$14,909	$14,266
British pound	500	$767	$784	—	$—	$—
Australian dollar	2,250	$2,244	$2,298	—	$—	$—
Cash Flow Hedges
Israeli Shekel	21,702	$5,684	$5,527	—	$—	$—
The €5.5 million notional value decrease in our Euro hedge position at June 30, 2012 compared with December 31, 2011 was primarily a result of timing differences in when assets were acquired and/or liabilities incurred. All of the Euro hedging contracts in place as of June 30, 2012 are scheduled to be settled before October 2012. For the six months ended June 30, 2012, less than 15% of our total billings were denominated in the Euro. We expect Euro billings to represent less than 15% of our total billings during 2012.
The £0.5 million notional value increase in our British Pound hedge position at June 30, 2012 compared with December 31, 2011 was due to the incurrence of a British Pound hedge contract in place as of June 30, 2012. The British Pound hedging contract in place as of June 30, 2012 is scheduled to be settled before September 2012. For the six months ended June 30, 2012, less than 15% of our total billings were denominated in the British Pound. We expect British Pound billings to represent less than 15% of our total billings during 2012.
The AUD2,250 million notional value increase in our Australian Dollar hedge position at June 30, 2012 compared with December 31, 2011 was due to the incurrence of an Australian Dollar hedge contract in place as of June 30, 2012. The Australian Dollar hedging contract in place as of June 30, 2012 is scheduled to be settled before October 2012. For the six months ended June 30, 2012, less than 5% of our total billings were denominated in the Australian Dollar. We expect Australian Dollar billings to represent less than 5% of our total billings during 2012.

During the six months ended June 30, 2012, we utilized Israeli Shekel foreign currency forward contracts to hedge anticipated Israeli Shekel denominated operating expenses. All such contracts were designated as cash flow hedges and were considered effective. None of the contracts were terminated prior to settlement. Net unrealized losses of approximately $157,000 related to the contracts designated as cash flow hedges during the six months ended June 30, 2012 and are included in comprehensive income as of June 30, 2012. All Israeli Shekel hedging contracts in place as of June 30, 2012 are scheduled to be settled before May 2013.
A significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies and if the U.S. dollar weakens, our consolidated operating expenses would increase. Should the U.S. dollar strengthen, our products may become more expensive for our international customers with subscription contracts denominated in U.S. dollars. Changes in currency rates also impact our future revenues under subscription contracts that are not denominated in U.S. dollars. Our revenues and deferred revenue for these foreign currencies are recorded in U.S. dollars when the subscription is entered into based upon currency exchange rates in effect on the last day of the previous month before the subscription agreement is entered into. We engage in currency hedging activities with the intent of limiting the risk of exchange rate fluctuations, but our foreign exchange hedging activities also involve inherent risks that could result in an unforeseen loss.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness and design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012.
Changes In Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
On July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that by making, using, importing, selling and/or offering for sale Websense Web Filter, Websense Web Security and Websense Web Security Gateway, the Company infringes U.S. Patent No. 6,092,194 (“194 Patent”). Since filing the complaint, Finjan withdrew its contention that Web Filter and Web Security infringes the 194 Patent. Finjan has also accused additional products of infringing the 194 Patent in response to discovery and in expert reports, namely TRITON Enterprise, TRITON Security Gateway Anywhere, Websense Web Security Gateway Anywhere, Websense Web Security Gateway Hosted and the Websense V-Series appliance. Finjan seeks an injunction from further infringement of the 194 Patent and damages. The Court held a hearing on the construction of the claims in the 194 Patent on January 30, 2012 and issued a claim construction order on February 29, 2012. The Court has set a pretrial conference for October 29, 2012 and a trial date of December 3, 2012. We deny infringing any valid claims of the 194 Patent and intend to defend the lawsuit vigorously.
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
Our future success depends on our ability to sell new, renewal and upgraded subscriptions for our security products.*
We expect that a majority of our billings for the remainder of 2012 will be derived from our TRITON content security solutions, including the TRITON security gateways, our data loss prevention products, related appliances and SaaS offerings sold with or without appliances. We also expect the percentage of our billings derived from our Web filtering products will decline for the remainder of 2012 relative to 2011 as many of our customers transition to our TRITON products or to lower-priced products sold by our competitors. Our billings and revenue growth are dependent on sales of security products to new customers and to customers who upgrade products upon renewal, which must also offset declines in sales from the renewals of Web filtering subscriptions. We also depend upon enterprise customers for a substantial portion of our sales. If we cannot sufficiently increase our customer base with the addition of new customers and upgrade subscriptions for additional product offerings from existing customers or renew a sufficient number of customers, we will not be able to grow our business to meet expectations.
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
If our security gateway products, data loss prevention products, SaaS offerings and our appliance platforms are unable to achieve more widespread market acceptance our business will be seriously harmed, particularly as Web filtering products continue to commoditize.*
Our ability to generate revenue growth depends on our ability to continue to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our TRITON security gateway offerings as our Web filtering products have become more of a commodity. Recently, we extended the TRITON security platform to include our mobile security products, which extend web and data security policies to mobile devices. We sell our TRITON security products to address emerging Web threats, Websense Web Security Gateway, as well as our V-Series and X-Series appliances pre-loaded with our software. We also sell the Websense Data Security Suite, our data loss prevention offering, Websense Cloud Web Security and Websense Cloud Email Security, our SaaS offerings, and Websense Email Security, our email filtering solution. We offer our products with TRITON, our unified Web, email, mobile and data security solution, which combines our products into a single platform. We continue to develop and release products in accordance with our announced product roadmap. We may not be successful in achieving market acceptance of these or any new products that we develop and may be unsuccessful in obtaining incremental sales as a result. If our products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we fail to continue to upgrade and diversify our products, we could lose revenues from renewal subscriptions for our Web filtering products as these products continue to suffer from commoditization.
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

Our revenues are derived almost entirely from sales through indirect channels and we depend upon these channels to create demand for our products.*
Our revenues have been derived almost entirely from sales through multi-tiered indirect channels, including value-added resellers, distributors and OEM customers that sell our products to end users, providers of managed Internet services and other resellers. Although we rely upon these indirect channels of distribution, we also depend significantly upon our internal sales force to generate sales leads and sell products through the reseller network. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 28% of our revenues during the six months ended June 30, 2012. Should Ingram Micro or any of our other distributors experience financial difficulties, difficulties in collecting their accounts receivable or otherwise delay or prevent our collection of accounts receivable from them, our revenues and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenues and cash flow could be adversely affected. Our indirect sales model involves a number of additional risks, including:

•	our resellers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	we cannot control the level of effort our resellers and distributors expend or the extent to which any of them will be successful in marketing and selling our products;

•
we cannot ensure that our channel partners will market and sell our newer product offerings such as our security‑oriented offerings, our Web Security Gateway, our V-Series and X-Series appliances, our data loss prevention and email offerings, our SaaS offerings or our TRITON content security solutions;

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

Our ability to increase meaningfully the amount of our products sold through our sales channels also depends on our ability to support these channel partners adequately and efficiently with, among other things, appropriate financial incentives to encourage pre-sales investment and development of sales tools, such as sales training, technical training and product materials needed to support their existing and prospective customers. The diversity and sophistication of our product offerings have required us to focus on additional sales and technical training, and we are making increased investments in this area. Additionally, we are continually evaluating the changes to our internal ordering and partner management systems in order to effectively execute our multi-tiered distribution strategy. Any failure to support our sales channels properly and efficiently will result in lost sales opportunities.
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
From time to time, we are audited by various federal, state and non- U.S. tax authorities. Generally, the tax years 2005 through 2010 could be subject to examination by U.S. federal and most state tax authorities. We are currently under examination for tax years 2005 through 2009 in the United States and for 2006 through 2010 in Israel. We also have various other on-going audits in various stages of completion. No outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and any appeals process.
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
During the first quarter of 2010, we were informed by the IRS that it had completed its audit for the tax years ended December 31, 2005 through December 31, 2007. Accordingly, the IRS issued us a 30-day letter outlining all of its proposed audit adjustments and stating that we must either accept the proposed adjustments, subject the Company to future litigation, or file a formal administrative protest contesting those proposed adjustments within 30 days. The proposed adjustments relate primarily to the cost sharing arrangement between Websense, Inc. and our Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax proposed by the IRS totals approximately $19.0 million, of which $14.8 million relates to the amount of cost sharing buy-in, $2.5 million relates to research and development credits and $1.7 million relates to equity compensation awarded to certain executive officers. The total additional tax proposed excludes interest, penalties and state income taxes, each of which may be significant, and also excludes a potential reduction in tax on the Irish subsidiary.

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
As a result of settlement discussions during the first quarter of 2012, we have reached an agreement in principle with the IRS Appeals Office to settle the remaining audit adjustments related to the cost sharing buy-in and research and development tax credits. Due to these negotiations, we recorded a discrete tax provision of $8.8 million in the quarter ended March 31, 2012. Upon entering into a definitive settlement agreement, we expect to pay approximately $8 million in U.S. federal tax, plus approximately $5 to $6 million in state tax and accumulated interest related to the additional taxes and approximately $2 million of U.S. federal tax related to a tax election we expect to make in order to provide for future cash repatriation of approximately $23 million from our Irish subsidiary. We expect that these additional tax amounts would be offset in part by approximately $2 million of future U.S. federal tax benefits and approximately $2 million of future correlative non-U.S. tax benefits related to our Irish subsidiary. The settlement would completely resolve the buy-in issue relating to the cost sharing arrangement and would preclude any additional tax liability from the buy-in for 2008 and future years. This is an agreement in principle only and the final terms and provisions of any settlement are subject to final approval. We estimate that all remaining matters related to the agreement could ultimately be resolved in the second half of 2012.
Fluctuations in foreign currency exchange rates could materially affect our financial results.*
A significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies, so if the U.S. dollar weakens, our consolidated operating expenses would increase. Conversely, our operating expenses would be lower if the U.S. dollar strengthens. These currency changes have the opposite impact on our revenues from international sales. Should the U.S. dollar strengthen, our products may become more expensive for our international customers with subscription contracts denominated in U.S. dollars, and as a result, our results of operations and net cash flows from international operations may be adversely affected.
Changes in currency rates also impact our future revenues under subscription contracts that are not denominated in U.S. dollars as we bill certain international customers in Euros, British Pounds, Australian Dollars, Japanese Yen and Chinese Renminbi. Our revenue and deferred revenue for these currencies are recorded in U.S. dollars when the subscription begins based upon currency exchange rates in effect on the last day of the previous month before the subscription agreement is entered into. This accounting policy increases our risks associated with fluctuations in currency exchange rates since we cannot be assured of receiving the same U.S. dollar equivalent as when we bill exclusively in U.S. dollars. If there is a strong U.S. dollar at the time a subscription begins, we experience a reduction in subscription amounts as recorded in U.S. dollars relative to the foreign currency in which the subscription was priced to the customer. As a result, the strengthening of the U.S. dollar for current sales would reduce our future revenues from these contracts, even though these foreign currencies may strengthen during the term of these subscriptions. Because currency exchange rates remain volatile, our future revenues could be adversely affected by currency fluctuations.
We engage in currency hedging activities with the intent of limiting the risk of exchange rate fluctuations, but our foreign exchange hedging activities also involve inherent risks that could result in an unforeseen loss. If we fail to properly forecast our billings, expenses and currency exchange rates these hedging activities could have a negative impact.
We face increasing competition from much larger software and hardware companies, which places pressure on our pricing and which could prevent us from increasing our revenues. In addition, as we increase our emphasis on our security-oriented products, we face competition from better-established security companies that have significantly greater resources.*
The market for our products is intensely competitive and is likely to become even more so in the future. Our current principal Web filtering competitors frequently offer their products at a significantly lower price than our products, which has resulted in pricing pressures on sales of our basic Web filtering products and email filtering products. We depend on our more advanced security solutions, such as our TRITON content security solutions, to replace and grow revenues from Web filtering subscriptions that are not renewed.

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
The covenants in our credit facility restrict our financial and operational flexibility, including our ability to complete additional acquisitions and invest in new business opportunities.*
In October 2010, we entered into the 2010 Credit Agreement. Under the 2010 Credit Agreement, we can borrow up to $120 million and use proceeds to fund share repurchases or other corporate purposes. We may increase the maximum aggregate commitment under the 2010 Credit Agreement to up to $200 million if certain conditions are satisfied, including that we are not in default under the 2010 Credit Agreement at the time of the increase. If we should need to increase the aggregate commitment, it may not be possible to satisfy these conditions.
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
In addition to the risk of default, we face certain other risks as a result of entering into the 2010 Credit Agreement, including the following:

•	it may be difficult for us to satisfy our obligations under the 2010 Credit Agreement, including certain financial ratios that can be affected by events beyond our control;

•	we may be less able to obtain other debt financing in the future;

•	we could be less able to take advantage of significant business opportunities, including acquisitions or divestitures, as a result of the covenants under the 2010 Credit Agreement;

•	our vulnerability to general adverse economic and industry conditions could be increased;

•	we could be at a competitive disadvantage to competitors with less debt; and

•	we may be unable to repurchase our securities due to certain financial ratios set forth in the 2010 Credit Agreement.

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
Sales to customers outside the United States have accounted for a significant portion of our revenues, which exposes us to risks inherent in international sales.*
We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 50% of our total revenues generated during the six months ended June 30, 2012. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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
We rely upon a combination of automated filtering technology and human review to categorize URLs and executable files in our proprietary databases. Our customers may not agree with our determinations that particular URLs and executable files should be included or excluded in specific categories of our databases. In addition, it is possible that our filtering processes may place objectionable or security risk material in categories that are generally unrestricted by our users’ Internet and computer access policies, which could result in such material not being blocked from the network. Any errors in categorization could result in customer dissatisfaction and harm our reputation. Any failure to effectively categorize and filter URLs and executable files according to our customers’ expectations could impair the growth of our business. Our databases and database technologies may not be able to keep pace with the growth in the number of URLs and executable files, especially the growing amount of content utilizing foreign languages and the increasing sophistication of malicious code and the delivery mechanisms associated with spyware, phishing and other hazards associated with the Internet. The success of our dynamic Web categorization capabilities may be critical to our customers’ long-term acceptance of our products.
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
The restatement process was also highly time and resource intensive and involved substantial attention from management and significant legal and accounting costs. Although we have now completed the restatement, we cannot guarantee that we will not receive inquiries from the SEC or the NASDAQ Stock Market, Inc. (“NASDAQ”) regarding our restated financial statements or matters relating thereto.
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
Our repayment obligations under the 2010 Credit Facility accelerate and borrowings become payable in full upon a change of control, which is defined generally as a person or group acquiring 35% of our voting securities or a proxy contest that results in changing a majority of our board of directors. These consequences may discourage third parties from attempting to acquire us.
We do not intend to pay dividends.*
We have not declared or paid any cash dividends on our common stock since we have been a publicly traded company. We currently intend to retain any future cash flows from operations to fund growth and pay down the 2010 Credit Facility, and therefore do not expect to pay any cash dividends in the foreseeable future. Moreover, we are not permitted to pay cash dividends under the terms of the 2010 Credit Facility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities
The following table sets forth information about purchases of our common stock during the quarter ended June 30, 2012:

Month	Total Number of Shares Purchased During Month (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan (2)	Number of Shares that May Be Purchased Under the Plan (2)
April 1 - April 30, 2012	291,500	$20.86	21,768,058	2,231,942
May 1 - May 31, 2012	376,000	19.07	22,144,058	1,855,942
June 1 - June 30, 2012	377,759	17.86	22,521,817	1,478,183
Total	1,045,259	19.13	22,521,817	1,478,183

1.	All share purchases were made in open market transactions under our 2009 Repurchase Plans.

2.
In April 2003, we announced that our board of directors authorized a stock repurchase program of up to four million shares of our common stock. In August 2005, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to eight million shares. In July 2006, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to 12 million shares. In January 2010, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to 16 million shares. In October 2010, we announced that our board of directors increased the size of the stock repurchase program by an additional eight million shares, for a total program size of up to 24 million shares. The stock repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and provides the board of directors the authority to modify, suspend or terminate the program at any time. Effective July 17, 2012, the board of directors suspended the stock repurchase program, after repurchasing approximately $3.0 million of our common stock in the third quarter of 2012, to better align with third quarter cash flow.

In connection with the stock repurchase program, we adopted the 2009 Repurchase Plans in August 2009. The 2009 Repurchase Plans initially provided for purchases of up to an aggregate of $7.5 million of our common stock per calendar quarter in open market transactions beginning in October 2009. In November 2010, we increased the value of shares to be repurchased under the 2009 Repurchase Plans from an aggregate of $7.5 million to $25 million per calendar quarter effective as of January 1, 2011. In October 2011, we decreased the value of shares to be repurchased under the 2009 Repurchase Plans from an aggregate of $25 million to $20 million per calendar quarter effective as of January 1, 2012. The 2009 Repurchase Plans will expire on November 15, 2012, unless they are further extended by amendment. Depending on market conditions and other factors, including compliance with covenants in the 2010 Credit Agreement, purchases by our agents under the 2009 Repurchase Plans may be suspended at any time, or from time to time. The 2009 Repurchase Plans were suspended on July 17, 2012, in connection with the suspension of the stock repurchase program. As of June 30, 2012 the remaining number of shares authorized for repurchase under the program was 1,478,183.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(3)*	2012 Management Bonus Program, as amended.

10.2*	2012 General Counsel Bonus Program.

10.3*	Employment Agreement by and between Websense, Inc. and Christian Waage, dated June 12, 2012.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2009 and incorporated herein by reference.

(2)	Filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on March 23, 2000 (Commission File No. 333-95619) and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 24, 2012 and incorporated herein by reference.
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File No. of 000-30093.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: August 3, 2012	By:	/S/ GENE HODGES
Gene Hodges
Chief Executive Officer

Date: August 3, 2012	By:	/S/ MICHAEL A. NEWMAN
Michael A. Newman
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(3)*	2012 Management Bonus Program, as amended.

10.2*	2012 General Counsel Bonus Program.

10.3*	Employment Agreement by and between Websense, Inc. and Christian Waage, dated June 12, 2012.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2009 and incorporated herein by reference.

(2)	Filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on March 23, 2000 (Commission File No. 333-95619) and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 24, 2012 and incorporated herein by reference.
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File No. of 000-30093.