Form 10-Q
period 2012-09-30
WEBSENSE INC
filed 2012-10-31
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of October 26, 2012 was 36,499,437.

Websense, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2012
In this report, “Websense,” “the Company,” “we,” “us” and “our” refer to Websense, Inc., and our wholly owned subsidiaries, unless the context otherwise provides.

Part I – Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

Websense, Inc.
Consolidated Balance Sheets
(In thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,602	$76,201
Accounts receivable, net of allowance for doubtful accounts of $1,538 and $979 as of September 30, 2012 and December 31, 2011, respectively	54,436	80,147
Income tax receivable / prepaid income tax	2,187	738
Current portion of deferred income taxes	30,234	30,021
Other current assets	11,589	13,793
Total current assets	156,048	200,900
Cash and cash equivalents – restricted	640	628
Property and equipment, net	18,617	16,832
Intangible assets, net	20,058	26,412
Goodwill	372,445	372,445
Deferred income taxes, less current portion	8,670	8,599
Deposits and other assets	7,348	8,622
Total assets	$583,826	$634,438
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,404	$9,026
Accrued compensation and related benefits	23,358	22,770
Other accrued expenses	11,722	16,534
Current portion of income taxes payable	1,533	3,187
Current portion of deferred tax liability	86	86
Current portion of deferred revenue	231,576	250,597
Total current liabilities	274,679	302,200
Other long term liabilities	2,256	2,600
Income taxes payable, less current portion	10,308	11,955
Secured loan	68,000	73,000
Deferred tax liability, less current portion	2,512	2,501
Deferred revenue, less current portion	139,163	142,437
Total liabilities	496,918	534,693
Stockholders’ equity:
Common stock	577	568
Additional paid-in capital	434,089	415,573
Treasury stock, at cost	(431,290)	(385,544)
Retained earnings	86,788	72,247
Accumulated other comprehensive loss	(3,256)	(3,099)
Total stockholders’ equity	86,908	99,745
Total liabilities and stockholders’ equity	$583,826	$634,438
See accompanying notes to consolidated financial statements

Websense, Inc.
Consolidated Statements of Operations
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Software and service	$82,285	$81,803	$245,992	$243,057
Appliance	8,078	10,308	23,769	28,393
Total revenues	90,363	92,111	269,761	271,450
Cost of revenues:
Software and service	11,643	10,234	33,918	30,993
Appliance	3,337	4,665	9,929	13,661
Total cost of revenues	14,980	14,899	43,847	44,654
Gross profit	75,383	77,212	225,914	226,796
Operating expenses:
Selling and marketing	35,661	38,445	112,226	121,285
Research and development	15,786	15,084	46,745	43,556
General and administrative	10,132	9,969	30,960	30,922
Total operating expenses	61,579	63,498	189,931	195,763
Income from operations	13,804	13,714	35,983	31,033
Interest expense	(644)	(374)	(1,943)	(1,167)
Other income (expense), net	(81)	204	(221)	1,530
Income before income taxes	13,079	13,544	33,819	31,396
Provision for income taxes	4,628	5,426	19,278	10,777
Net income	$8,451	$8,118	$14,541	$20,619
Net income per share:
Basic net income per share	$0.23	$0.21	$0.39	$0.51
Diluted net income per share	$0.23	$0.20	$0.39	$0.50
Weighted average shares — basic	36,457	39,575	37,010	40,081
Weighted average shares — diluted	36,782	40,428	37,590	41,273
See accompanying notes to consolidated financial statements

Websense, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$8,451	$8,118	$14,541	$20,619
Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	363	(1,122)	251	(2,811)
Unrealized losses on derivative contracts, net	(144)	(1,638)	(613)	(2,822)
Other comprehensive income (loss) before tax	219	(2,760)	(362)	(5,633)
Income tax benefit related to components of other comprehensive income	81	655	205	1,129
Other comprehensive income (loss), net of tax	300	(2,105)	(157)	(4,504)
Comprehensive income	$8,751	$6,013	$14,384	$16,115
See accompanying notes to consolidated financial statements

Websense, Inc.
Consolidated Statement of Stockholders' Equity
(Unaudited and in thousands)

			Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
	Common stock
	Shares	Amount
Balance at December 31, 2011	38,048	$568	$415,573	$(385,544)	$72,247	$(3,099)	$99,745
Issuance of common stock upon exercise of options	130	2	2,075	—	—	—	2,077
Issuance of common stock for ESPP purchase	241	2	3,593	—	—	—	3,595
Issuance of common stock from restricted stock units, net	359	5	—	(2,835)	—	—	(2,830)
Share-based compensation expense	—	—	14,675	—	—	—	14,675
Tax shortfall from share-based compensation	—	—	(1,827)	—	—	—	(1,827)
Purchase of treasury stock	(2,269)	—	—	(42,911)	—	—	(42,911)
Net income	—	—	—	—	14,541	—	14,541
Other comprehensive loss	—	—	—	—	—	(157)	(157)
Balance at September 30, 2012	36,509	$577	$434,089	$(431,290)	$86,788	$(3,256)	$86,908
See accompanying notes to consolidated financial statements

Websense, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Operating activities:
Net income	$14,541	$20,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,133	19,716
Share-based compensation	14,675	14,433
Deferred income taxes	—	(360)
Unrealized loss (gain) on foreign exchange	412	(47)
Excess tax benefit from share-based compensation	(532)	(2,267)
Changes in operating assets and liabilities:
Accounts receivable	26,760	21,149
Other assets	2,412	470
Accounts payable	(3,437)	2,244
Accrued compensation and related benefits	451	533
Other liabilities	(3,761)	(3,385)
Deferred revenue	(22,297)	(24,575)
Income taxes payable and receivable/prepaid	(6,559)	8,722
Net cash provided by operating activities	37,798	57,252
Investing activities:
Change in restricted cash and cash equivalents	(20)	33
Purchase of property and equipment	(9,576)	(7,176)
Purchase of intangible assets	—	(500)
Net cash used in investing activities	(9,596)	(7,643)
Financing activities:
Proceeds from secured loan	—	87,000
Principal payments on secured loan	(5,000)	(81,000)
Principal payments on capital lease obligation	(587)	(569)
Proceeds from exercise of stock options	2,257	14,461
Proceeds from issuance of common stock for stock purchase plan	3,595	3,446
Excess tax benefit from share-based compensation	532	2,267
Tax payments related to restricted stock unit issuances	(2,830)	(2,824)
Purchase of treasury stock	(44,674)	(73,998)
Net cash used in financing activities	(46,707)	(51,217)
Effect of exchange rate changes on cash and cash equivalents	(94)	(232)
Decrease in cash and cash equivalents	(18,599)	(1,840)
Cash and cash equivalents at beginning of period	76,201	77,390
Cash and cash equivalents at end of period	$57,602	$75,550
Cash paid during the period for:
Income taxes including interest and penalties, net of refunds	$25,385	$5,045
Interest	$1,746	$968
Non-cash financing activities:
Change in operating assets and liabilities for unsettled purchase of treasury stock and exercise of stock options	$(1,583)	$994
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2011, included in Websense, Inc.’s Annual Report on Form 10-K filed with the SEC. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
Potentially dilutive securities totaling approximately 5,802,000 and 4,260,000 weighted average shares for the three months ended September 30, 2012 and 2011, respectively, and approximately 5,426,000 and 3,656,000 weighted average shares for the nine months ended September 30, 2012 and 2011, respectively, were excluded from the diluted EPS calculation because of their anti-dilutive effect.

The following is a reconciliation of the numerator and denominator used in calculating basic EPS to the numerator and denominator used in calculating diluted EPS for all periods presented:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Three Months Ended:
September 30, 2012:
Basic EPS	$8,451	36,457	$0.23
Effect of dilutive securities	—	325	—
Diluted EPS	$8,451	36,782	$0.23
September 30, 2011:
Basic EPS	$8,118	39,575	$0.21
Effect of dilutive securities	—	853	(0.01)
Diluted EPS	$8,118	40,428	$0.20

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
For the Nine Months Ended:
September 30, 2012:
Basic EPS	$14,541	37,010	$0.39
Effect of dilutive securities	—	580	—
Diluted EPS	$14,541	37,590	$0.39
September 30, 2011:
Basic EPS	$20,619	40,081	$0.51
Effect of dilutive securities	—	1,192	(0.01)
Diluted EPS	$20,619	41,273	$0.50

3. Intangible Assets
Intangible assets subject to amortization consisted of the following as of September 30, 2012 (in thousands, except years):

	Remaining Weighted Average Life (in years)	Cost	Accumulated Amortization	Net
Technology	3.8	$15,157	$(13,074)	$2,083
Customer relationships	4.1	69,200	(51,225)	17,975
Total	4.1	$84,357	$(64,299)	$20,058
Intangible assets subject to amortization consisted of the following as of December 31, 2011 (in thousands, except years):

	Remaining Weighted Average Life (in years)	Cost	Accumulated Amortization	Net
Technology	3.2	$15,157	$(11,255)	$3,902
Customer relationships	4.8	69,200	(46,690)	22,510
Total	4.6	$84,357	$(57,945)	$26,412

As of September 30, 2012, remaining amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2012	$2,118
2013	5,721
2014	4,689
2015	3,862
2016	3,430
Thereafter	238
Total expected amortization expense	$20,058

4. Credit Facility
In October 2010, the Company entered into a senior credit facility (the “2010 Credit Agreement”). The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and a $5 million sublimit for swing line loans. The Company may borrow and make repayments under the revolving credit facility depending on its liquidity position. During the first nine months of 2012, the Company made repayments of $5 million under this credit facility. The Company may increase the maximum aggregate commitment under the 2010 Credit Agreement to up to $200 million if certain conditions are satisfied, including that it is not in default under the 2010 Credit Agreement at the time of the increase. Loans under the 2010 Credit Agreement are designated at the Company’s election as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the Eurodollar rate plus 1.00%, and (c) Bank of America’s prime rate plus (ii) a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate, plus (ii) a margin set forth below. As of September 30, 2012, the Company’s weighted average interest rate was 3.11%.
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

The secured revolving credit facility under the 2010 Credit Agreement is included in the line item "Secured loan" on the Company’s consolidated balance sheets and had a balance of $68.0 million and $73.0 million as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, future remaining minimum principal payments under the secured loan will be due in October 2015 when the revolving credit facility matures. The unused portion of the revolving credit facility as of September 30, 2012 was $52.0 million.
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
The following table presents the values of balance sheet accounts measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012			December 31, 2011
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Level 1 (1)	Level 2 (2)	Level 3 (3)
Assets:
Cash equivalents - money market funds	$1,560	$—	$—	$1,558	$—	$—
Foreign currency forward contracts not designated as hedges	—	10	—	—	643	—
Foreign currency contracts designated as cash flow hedges	—	9	—	—	—	—
Liabilities:
Interest rate swap	—	(2,075)	—	—	(1,561)	—
Foreign currency forward contracts not designated as hedges	—	(279)	—	—	—	—
Foreign currency contracts designated as cash flow hedges	—	(109)	—	—	—	—

(1) -	quoted prices in active markets for identical assets or liabilities

(2) -	observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) -	no observable pricing inputs in the market
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

During the nine months ended September 30, 2012 and 2011, the Company utilized Euro, British Pound and Australian Dollar foreign currency forward contracts to hedge anticipated foreign currency denominated net monetary assets. All such contracts entered into were designated as fair value hedges and were not required to be tested for effectiveness as hedge accounting was not elected. All of the fair value hedging contracts in place as of September 30, 2012 are scheduled to be settled before March 2013.
During the nine months ended September 30, 2012, the Company utilized Israeli Shekel foreign currency forward contracts to hedge anticipated Israeli Shekel denominated operating expenses. All such contracts were designated as cash flow hedges and were deemed effective. All Israeli Shekel hedging contracts in place as of September 30, 2012 are scheduled to be settled before August 2013.
Notional and fair values of the Company’s foreign currency hedging positions at September 30, 2012 and December 31, 2011 are presented in the table below (in thousands):

	September 30, 2012			December 31, 2011
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro	5,900	$7,335	$7,590	11,000	$14,909	$14,266
Australian dollar	1,500	$1,537	$1,550	—	$—	$—
Cash Flow Hedges
Israeli Shekel	18,666	$4,845	$4,745	—	$—	$—
The effects of derivative instruments on the Company’s financial statements were as follows as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 (in thousands). There was no ineffective portion nor was any amount excluded from effectiveness testing during any of the periods presented below.

	Fair Value of Derivatives
	September 30, 2012	December 31, 2011	Balance Sheet Location
Interest rate contracts designated as cash flow hedges	$(673)	$(407)	Other accrued expenses
Interest rate contracts designated as cash flow hedges	(1,402)	(1,154)	Other long term liabilities
Currency contracts not designated as hedges	10	643	Other current assets
Currency contracts not designated as hedges	(279)	—	Other accrued expenses
Foreign exchange contracts designated as cash flow hedges	9	—	Other current assets
Foreign exchange contracts designated as cash flow hedges	(109)	—	Other accrued expenses
Total derivatives	$(2,444)	$(918)

Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)			Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,
	2012	2011		2012	2011
Interest rate contracts	$(120)	$(983)	Interest expense	$169	$—
Currency contracts	57	—	R&D	(79)	—
Total	$(63)	$(983)		$90	$—

	Location and Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,
Derivatives Not Designated as Hedges		2012	2011
Currency forward contracts	Other income (expense), net	$(232)	$155

Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)			Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Nine Months Ended September 30,		Derivatives in Cash Flow Hedging Relationships	Nine Months Ended September 30,
	2012	2011		2012	2011
Interest rate contracts	$(308)	$(1,693)	Interest expense	$487	$—
Currency contracts	(100)	—	R&D	(58)	—
Total	$(408)	$(1,693)		$429	$—

	Location and Amount of Gain (Loss) Recognized in Income on Derivatives
		Nine Months Ended September 30,
Derivatives Not Designated as Hedges		2012	2011
Currency forward contracts	Other income (expense), net	$64	$166
Fair Value Measurements on a Nonrecurring Basis
During the nine months ended September 30, 2012, the Company did not re-measure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (e.g., goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination). As of September 30, 2012, the Company’s secured loan, with a carrying value of $68.0 million, had an estimated fair value of $68.1 million, which the Company determined using a discounted cash flow model with a discount rate of 2.11%, which represents the Company’s estimated incremental borrowing rate.
6. Stockholders’ Equity
Share-Based Compensation
Employee Stock Plans
The following table summarizes the Company’s restricted stock unit activity since December 31, 2011:

	Number of Shares	Weighted Average Fair Value per Share
Balance at December 31, 2011	1,545,725	$19.54
Granted	891,047	17.46
Released	(528,235)	16.93
Canceled	(199,657)	19.57
Balance at September 30, 2012	1,708,880	18.73
The following table summarizes the Company’s stock option activity since December 31, 2011:

	Number of Shares	Weighted Average Exercise Price per Share
Balance at December 31, 2011	6,101,486	$23.25
Granted	596,000	17.51
Exercised	(129,691)	16.01
Canceled	(744,674)	23.78
Balance at September 30, 2012	5,823,121	22.75

The results of operations for the three and nine months ended September 30, 2012 and 2011 include share-based compensation expense in the following expense categories of the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Share-based compensation in:
Cost of revenues	$238	$276	$883	$829
Total share-based compensation in cost of revenues	238	276	883	829
Selling and marketing	1,522	1,333	5,321	4,311
Research and development	1,097	961	3,539	2,887
General and administrative	1,573	1,710	4,932	6,406
Total share-based compensation in operating expenses	4,192	4,004	13,792	13,604
Total share-based compensation	$4,430	$4,280	$14,675	$14,433
The Company used the following assumptions to estimate the fair value of the stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Average expected life (years)	3.4	3.4	3.4	3.4
Average expected volatility factor	39.0%	42.6%	43.4%	42.1%
Average risk-free interest rate	0.5%	0.5%	0.5%	1.1%
Average expected dividend yield	—	—	—	—
Treasury Stock
The Company repurchased shares of its common stock under its stock repurchase program during the first nine months of 2012 as follows:

	Number of Shares	Average Price Per Share
Shares repurchased through December 31, 2011	20,411,821	$20.08
Shares repurchased during the nine months ended September 30, 2012	2,268,696	18.91
Total shares repurchased through September 30, 2012	22,680,517	19.96
Effective July 17, 2012, the board of directors of the Company suspended the stock repurchase program, after repurchasing 158,700 shares of the Company's common stock for approximately $2.9 million in the third quarter of 2012. As of September 30, 2012, the remaining number of shares authorized for repurchase under the program was 1,319,483. In October 2012, the board of directors resumed the stock repurchase program and authorized management to repurchase up to $5.0 million of the Company's common stock in the fourth quarter of 2012. The 2010 Credit Agreement permits the Company to repurchase its securities so long as it is not in default under the 2010 Credit Agreement, has complied with all of its financial covenants, and has available cash and cash equivalents (including availability under the secured revolving loan) of at least $20 million; provided, however, if, after giving effect to any repurchase, the Company’s leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10 million in the aggregate in any fiscal year.
7. Tax Matters
For the three months ended September 30, 2012, the Company recognized income tax expense of $4.6 million, which represents an effective tax rate of 35.4%. For the nine months ended September 30, 2012, the Company recognized income tax expense of $19.3 million, which represents an effective tax rate of 57.0%.

The effective tax rate variance from the U.S. federal statutory rate for the three months ended September 30, 2012 is primarily related to the favorable impact from earnings in lower tax rate jurisdictions offset by the unfavorable impact of foreign withholding taxes and non-deductible share-based payments. The effective tax rate variance from the U.S. federal statutory rate for the nine months ended September 30, 2012 is primarily related to a tax provision of $8.8 million recorded in the first quarter of 2012 resulting from an agreement in principle with the U.S. Internal Revenue Service (“IRS”) Appeals Office to settle all remaining audit issues for the 2005 through 2007 tax years, as discussed further below, as well as the unfavorable impact of foreign withholding taxes and non-deductible share-based payments, partially offset by the favorable impact from earnings in lower tax rate jurisdictions.
Open Tax Examination Periods
The Company and its subsidiaries file tax returns, which are routinely examined by tax authorities in the U.S. and in various state and foreign jurisdictions. The Company was under examination in the United States for tax years 2005 through 2007 and, as described below, settled all issues related to these years with the IRS Appeals Office in September 2012. The Company is also currently under examination for tax years 2008 and 2009 in the United States and for 2006 through 2010 in Israel. The Company has various other on-going audits in various stages of completion. In general, the tax years 2005 through 2011 could be subject to examination by U.S. federal and most state tax authorities. In significant foreign jurisdictions such as Australia, China, Ireland, Israel and the United Kingdom, the statute of limitations for tax years 2005 through 2011 is still open, and these years could be examined by the respective tax authorities.
IRS Tax Settlement
On September 20, 2012, the Company and the IRS entered into a closing agreement (the “Closing Agreement”) relating to the cost sharing arrangement between Websense, Inc. and its Irish subsidiary, including the amount of the cost sharing buy-in, as well as the Company's claim of research and development tax credits. As a result of the settlement under the Closing Agreement, the Company paid an aggregate of $14.7 million in federal and state taxes, including interest, in the third quarter of 2012, slightly lower than the Company's previously expected range of $15 to $16 million. The settlement completely resolves the buy-in issue relating to the cost sharing arrangement and precludes any additional tax liability from the buy-in for 2008 and future years. The Company expects these additional tax amounts to be offset in part by $2 million of U.S. federal tax benefits and $2.2 million of future correlative non-U.S. tax benefits related to the Company's Irish subsidiary.

As previously disclosed in the Company's periodic reports filed with the Securities and Exchange Commission, during the first quarter of 2010 the IRS completed its audit of the Company for the tax years ended December 31, 2005 through December 31, 2007 and issued the Company a letter which outlined all of its proposed audit adjustments. The adjustments related primarily to the cost sharing arrangement between Websense, Inc. and its Irish subsidiary, including the amount of cost sharing buy-in, as well as to the Company's claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax initially proposed by the IRS for the audited years totaled approximately $19 million, of which $14.8 million related to the amount of the cost sharing buy-in, $2.5 million related to research and development credits and $1.7 million related to equity compensation awarded to certain executive officers. The total additional tax proposed excluded interest, penalties, state income taxes and a potential reduction in tax on the Irish subsidiary. The Company disagreed with all of the proposed adjustments and submitted a formal protest to the IRS for each matter. In the third quarter of 2011, the IRS withdrew the proposed adjustment relating to equity compensation.

In the first quarter of 2012, the Company reached an agreement in principle with the IRS Appeals Office to settle the remaining audit adjustments related to the cost sharing buy-in and research and development tax credits. Due to these negotiations, the Company recorded a tax provision of $8.8 million in the quarter ended March 31, 2012. As a result of the final settlement with the IRS under the Closing Agreement, the Company made payments in the aggregate amount of $14.7 million in the third quarter of 2012 described above, consisting of (i) $7.1 million in U.S. federal tax related to the proposed adjustments, (ii) $5.4 million in state tax and accumulated interest related to the additional federal and state taxes and (iii) $2.2 million of U.S. federal tax related to the payment of $23.4 million owed to the Company by its Irish subsidiary, which will be settled through an intercompany loan agreement.

8. Litigation
On July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that by making, using, importing, selling and/or offering for sale Websense Web Filter, Websense Web Security and Websense Web Security Gateway, the Company infringes U.S. Patent No. 6,092,194 (“194 Patent”). Since filing the complaint, Finjan withdrew its contention that Websense Web Filter and Websense Web Security infringes the 194 Patent. Finjan has also accused additional products of infringing the 194 Patent in response to discovery and in expert reports, namely TRITON Enterprise, TRITON Security Gateway Anywhere, Websense Web Security Gateway Anywhere, Websense Web Security Gateway Hosted and the Websense V-Series appliances. Finjan seeks an injunction from further infringement of the 194 Patent and damages. The Court held a hearing on the construction of the claims in the 194 Patent on January 30, 2012 and issued a claim construction order on February 29, 2012. The Court has set a pretrial conference for November 5, 2012 and a trial date of December 3, 2012. The Company denies infringing any valid claims of the 194 Patent and intends to defend the lawsuit vigorously.
The Company is involved in various other legal actions in the normal course of business. Based on current information, including consultation with its lawyers, the Company cannot currently determine and has not accrued any liability that may result from any of its pending legal actions because the Company is unable to predict or reasonably estimate the possible losses, if any, relating to such actions. The Company’s evaluation of the likely impact of these actions could change in the future, the Company may determine that it is required to accrue for potential liabilities in one or more legal actions and unfavorable outcomes and/or defense costs, depending upon the amount and timing, which could have a material adverse effect on its results of operations or cash flows in a future period. If the Company later determines that it is required to accrue for potential liabilities resulting from any of these legal actions, it is reasonably possible that the ultimate liability for these matters will be greater than the amount for which the Company has accrued at that time.

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

Overview
We are a global provider of unified Web, email, mobile and data security solutions designed to protect an organization’s data and users from external and internal threats, including modern cyber-threats, advanced malware attacks, information leaks, legal liability and productivity loss. Our customers deploy our subscription software solutions on standard servers or other information technology (“IT”) hardware, including our optimized appliances, as a cloud-based service (software-as-a-service or “SaaS”) offering or in a hybrid hardware/SaaS configuration. Our products and services are sold worldwide to provide content security to enterprise customers, small and medium sized businesses, public sector entities and Internet service providers through a network of distributors, value-added resellers and original equipment manufacturers (“OEMs”). Our products use our advanced content classification, deep content inspection and policy enforcement technologies to:

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
During the three and nine months ended September 30, 2012 and 2011, we derived approximately 50% of our revenues from international sales. Revenues from the United Kingdom comprised approximately 11% of our total revenues in the three and nine months ended September 30, 2012 and 2011.
We utilize a multi-tiered distribution strategy globally to sell our products through indirect distributors and value-added reseller channels. Sales through indirect channels currently account for approximately 95% of our revenues, which is consistent with previous periods. We also have several arrangements with OEMs that grant them the right to incorporate our products into their products for resale to end users. Our sales force supports our channel sales by generating leads and helping close sales. We plan to increase headcount in our sales force as part of our strategy to expand our subscription business to existing customers and to grow sales to new customers.
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
Total billings decreased 3% to $81.5 million during the third quarter of 2012 from $84.3 million during the third quarter of 2011, primarily due to the negative impact of currency exchange rates on billings as well as fewer customer upgrades in the United States in the third quarter of 2012 compared with the third quarter of 2011. Our appliance billings decreased from $8.0 million in the third quarter of 2011 to $6.9 million in the third quarter of 2012, primarily due to reduced software billings as software sales are the general driver of our appliance sales.
Billings from our TRITON content security solutions accounted for 61% of total billings in the third quarter of 2012 and grew approximately 9% to $49.4 million, from $45.3 million in the third quarter of 2011, whereas billings from our non-TRITON solution products declined 18% to $32.1 million in the third quarter of 2012 from $39.0 million in the third quarter of 2011. The decrease in non-TRITON billings reflects the ongoing migration of existing customers to our more advanced TRITON security solutions, and to a lesser extent, customer losses to lower priced competitive solutions. Our TRITON solutions include our TRITON family of security gateways for Web, email, mobile and data security (including related appliances and technical support subscriptions), our standalone data security suite and our cloud-based security solutions. Our non-TRITON solutions include our Web filtering products, such as our Websense Web Filter, Web Security Suite, server-based email security and related hardware. We expect the proportion of billings from our TRITON solutions to increase slightly as a percentage of total billings in the fourth quarter of 2012 compared with the fourth quarter of 2011.
Our international billings represented $42.2 million, or 52% of our total billings, for the third quarter of 2012, compared with $37.1 million, or 44% of total billings, for the third quarter of 2011, reflecting our maturing and stabilized international sales force.
Our average contract duration increased to 24.1 months for the third quarter of 2012, from 23.1 months for the third quarter of 2011 with approximately 49% of our billings in 12 month contracts, 7% in 24 month contracts and 44% in contracts with durations of 36 months or more. The average contract duration increased compared with the third quarter of 2011 due to the increase in sales of TRITON solutions and sales to new customers, which tend to have longer average contract durations. The number of transactions valued at over $100,000 in the third quarter of 2012 increased by 9% from 132 transactions to 144 transactions compared with the third quarter of 2011.
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
During the three and nine months ended September 30, 2012, we recognized $8.1 million and $23.8 million, respectively, in revenues from appliance sales, of which $6.6 million and $19.0 million, respectively, represented the immediate recognition of revenue upon shipment and the remaining $1.5 million and $4.8 million, respectively, represented primarily the ratable recognition of deferred revenue from appliance sales recorded prior to the adoption of the amended revenue recognition rules. We expect to recognize revenues of $1.2 million throughout the remainder of 2012 from appliance sales made prior to 2011 that are recorded in deferred revenue as of September 30, 2012. The amended revenue recognition standards are expected to continue to affect total revenues in future periods, although the impact on the timing and pattern of revenues will vary depending on the nature and volume of new or materially modified contracts in any given period.

For our OEM contracts, we grant our OEM customers the right to incorporate our products into the OEMs’ products or services for resale to end users. The OEM customers generally pay us a royalty fee for each resale of our product to an end user over a specified period of time. We recognize revenues associated with the OEM contracts ratably over the contractual period for which we are obligated to provide our services to the OEMs, which will vary for each OEM depending on the information available, such as underlying end user subscription periods. To the extent we provide any custom software and engineering services in connection with an OEM arrangement, we defer recognition of all revenue until acceptance of the custom software.
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
Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe it is more likely than not that all or a portion of the deferred tax assets will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available for tax reporting purposes and other relevant factors.
As previously disclosed in our periodic reports filed with the Securities and Exchange Commission, during the first quarter of 2010 the U.S. Internal Revenue Service ("IRS") completed its audit for the tax years ended December 31, 2005 through December 31, 2007 and issued us a letter which outlined all of its proposed audit adjustments. The adjustments related primarily to the cost sharing arrangement between Websense, Inc. and its Irish subsidiary, including the amount of cost sharing buy-in, as well as to our claim of research and development tax credits and income tax deductions for equity compensation awarded to certain executive officers. The amount of additional tax initially proposed by the IRS for the audited years totaled approximately $19.0 million, of which $14.8 million related to the amount of the cost sharing buy-in, $2.5 million related to research and development credits and $1.7 million related to equity compensation awarded to certain executive officers. The total additional tax proposed excluded interest, penalties, state income taxes and a potential reduction in tax on the Irish subsidiary. We disagreed with all of the proposed adjustments and submitted a formal protest to the IRS for each matter. In the third quarter of 2011, the IRS withdrew the proposed adjustment relating to equity compensation.

In the first quarter of 2012, we reached an agreement in principle with the IRS Appeals Office to settle the remaining audit adjustments related to the cost sharing buy-in and research and development tax credits. Due to these negotiations, we recorded a tax provision of $8.8 million in the quarter ended March 31, 2012. As a result of the final settlement with the IRS under a closing agreement we entered into on September 20, 2012, we made payments in the aggregate amount of $14.7 million in the third quarter of 2012, consisting of (i) $7.1 million in U.S. federal tax related to the proposed adjustments, (ii) $5.4 million in state tax and accumulated interest related to the additional federal and state taxes and (iii) $2.2 million of U.S. federal tax related to the payment of $23.4 million owed to Websense, Inc. by its Irish subsidiary which will be settled through an intercompany loan agreement.

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
We review goodwill that has an indefinite useful life for impairment at least annually in our fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. We amortize the cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. We review for impairment by analyzing facts and circumstances, either external or internal, indicating that we may not recover the carrying value of the asset. We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. We measure fair value generally based on the estimated future cash flows generated by the asset. Our analysis is based on available information and on assumptions and projections that we consider to be reasonable and supportable. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.
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
Performance-based restricted stock units have performance-based vesting components that vest only if performance criteria are met for each respective performance period. If the performance criteria are not met for a performance period, then the related performance awards that would have vested are forfeited. Certain performance criteria allow for different vested amounts based on the level of achievement of the performance criteria. Once the performance based vesting criteria is met, the awards are then subject to time-based vesting. Fair value is measured on the grant date and is recognized over the expected vesting period, provided we determine it is probable that the performance criteria will be met.
At September 30, 2012, there was $39.0 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). This total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. We expect to recognize this cost over a weighted-average period of approximately 2.1 years.
We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions described below. We estimate the expected term of options granted based on the history of grants and exercises in our option database. We estimate the volatility of our common stock at the date of grant based on both the historical volatility as well as the implied volatility of publicly traded options for our common stock. We base the risk-free interest rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon bond issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We amortize the fair value ratably over the vesting period of the awards. We use historical data to estimate pre-vesting option forfeitures and record share-based expense only for those awards that are expected to vest. We may elect to use different assumptions under the Black-Scholes option valuation model in the future or select a different option valuation model altogether, which could materially affect our results of operations in the future.
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
Results of Operations
Three months ended September 30, 2012 compared with the three months ended September 30, 2011
The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Three Months Ended September 30,
	2012	2011
Revenues:
Software and service	91%	89%
Appliance	9	11
Total revenues	100	100
Cost of revenues:
Software and service	13	11
Appliance	4	5
Total cost of revenues	17	16
Gross profit	83	84
Operating expenses:
Selling and marketing	40	42
Research and development	17	16
General and administrative	11	11
Total operating expenses	68	69
Income from operations	15	15
Interest expense	(1)	—
Other income (expense), net	—	—
Income before income taxes	14	15
Provision for income taxes	5	6
Net income	9%	9%

Revenues
Software and service revenues. Software and service revenues increased to $82.3 million in the third quarter of 2012 from $81.8 million in the third quarter of 2011. The increase was primarily the result of year-over-year growth in billings for TRITON software and service during 2011 and the first nine months of 2012, which resulted in higher beginning current deferred software and service revenue and higher revenues recognized in the current period, compared with the third quarter of 2011. Because we recognize software and service revenues ratably over the term of the subscription, growth in software and service revenues reflects changes in current deferred revenue at the beginning of the period compared with the prior period, as well as the change in current period billings.
Software and service revenues generated in the United States accounted for $39.7 million, or 44% of third quarter 2012 revenues, compared with $40.3 million, also 44% of revenues, in the third quarter of 2011. International software and service revenues accounted for $42.6 million, or 47% of third quarter 2012 revenues, compared with $41.5 million, or 45% of revenues, in the third quarter of 2011.
Current deferred software and service revenue was $228.4 million as of September 30, 2012, compared with $231.6 million as of September 30, 2011. Total deferred software and service revenue was $364.9 million as of September 30, 2012, compared with $358.2 million as of September 30, 2011. Of the $228.4 million in current deferred software and service revenue as of September 30, 2012, $78.9 million is expected to be recognized as revenue in the fourth quarter of 2012.
We expect our software and service revenues to be relatively flat in absolute dollars and as a percentage of revenue in the fourth quarter of 2012 compared with the fourth quarter of 2011. Our software and service revenues are impacted by the duration of contracts billed, the timing of sales of renewal and new subscriptions, the average annual contract value and per seat price, the volume of OEM sales activity and the effect of currency exchange rates on new and renewal subscriptions in international markets.
Appliance revenues. Third quarter appliance revenues of $8.1 million consisted of $6.6 million in revenue from sales of appliances sold in the third quarter of 2012 and $1.5 million recognized primarily from deferred revenue for sales of appliances recorded prior to the adoption of the amended revenue recognition rules, as described above. This compares with $10.3 million in appliance revenues in the third quarter of 2011, which included $7.7 million in revenue from appliances sold in the third quarter of 2011 and $2.6 million recognized from deferred revenue. The decrease in total appliance revenue reflects reduced appliance sales of $1.1 million in the third quarter of 2012 as well as the decline in appliance revenue recognized from deferred revenue compared with the third quarter of 2011, due to the adoption of the amended revenue recognition rules related to hardware sales. As of September 30, 2012, deferred appliance revenue was $5.8 million and included $3.9 million related to appliance sales recorded prior to the adoption of the amended revenue recognition rules.
Appliance revenues generated in the United States accounted for $3.8 million, or 4% of third quarter 2012 revenues, compared with $5.6 million, or 6% of revenues, in the third quarter of 2011. Appliance revenues generated internationally accounted for $4.3 million, or 5% of third quarter 2012 revenues, compared with $4.7 million, also 5% of revenues, in the third quarter of 2011.
In the fourth quarter of 2012, we expect our appliance revenues to decrease as compared with 2011 appliance revenues primarily as a result of the decline in deferred appliance revenue to be recognized in the remainder of 2012. In the fourth quarter of 2012, we expect to recognize $1.2 million of deferred revenue for appliance sales recorded prior to January 1, 2011.
Cost of Revenues
Software and service cost of revenues. Software and service cost of revenues consists of the costs of Web content analysis, amortization of acquired technology, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our SaaS offerings. Software and service cost of revenues increased to $11.6 million in the third quarter of 2012 from $10.2 million in the third quarter of 2011. The $1.4 million increase was primarily due to increased costs of operating our infrastructure for our SaaS offerings. As a percentage of total revenues, software and service cost of revenues were 13% during the third quarter of 2012 and 11% during the third quarter of 2011. We expect software and service cost of revenues will increase in absolute dollars and as a percentage of software and service revenues in the remainder of 2012 as compared with 2011.

Appliance cost of revenues. Appliance cost of revenues consists of the costs associated with the sale of our appliance products, primarily the cost of the hardware platform and software installation costs. Appliance cost of revenues decreased to $3.3 million in the third quarter of 2012 from $4.7 million in the third quarter of 2011. The $1.4 million decrease was primarily due to the decreased number of appliances sold as well as the decreased cost of revenues from sales prior to 2011. In appliance cost of revenues for the third quarter of 2012, we recognized $0.6 million of the ratable cost of appliances sold prior to 2011 compared with $1.1 million in the third quarter of 2011. The remaining $2.7 million represents costs of appliances sold in the third quarter of 2012. As a percentage of total revenues, appliance cost of revenues were 4% and 5% during the third quarter of 2012 and third quarter of 2011, respectively.
We expect appliance cost of revenues will remain relatively flat in absolute dollars and as a percentage of revenues in the fourth quarter of 2012 compared with the fourth quarter of 2011. In the fourth quarter of 2012, we expect to recognize $0.5 million in deferred cost of revenues recorded prior to January 1, 2011.
Gross Profit
Gross profit decreased to $75.4 million in the third quarter of 2012 from $77.2 million in the third quarter of 2011, primarily as a result of decreased appliance revenues and increased cost of revenues related to our expanding SaaS infrastructure. As a percentage of total revenues, our gross profit was 83% in the third quarter of 2012 and 84% in the third quarter of 2011. We expect that gross profit as a percentage of total revenues will remain in excess of 80% for the remainder of 2012.
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
Selling and marketing expenses were $35.7 million, or 40% of revenues, in the third quarter of 2012, compared with $38.4 million, or 42% of revenues, in the third quarter of 2011. The $2.7 million decrease in total selling and marketing expenses was primarily due to decreased amortization of acquired intangibles of $1.6 million, as certain customer relationships were fully amortized in 2011, as well as decreased travel costs.
We expect overall selling and marketing expenses to increase in absolute dollars and as a percentage of revenues for the fourth quarter of 2012 compared with the fourth quarter of 2011, as we expect to experience an increase in our selling and marketing expenses associated with increased headcount.
If our billings in the fourth quarter of 2012 exceed expectations, our sales commission expenses can be expected to exceed our forecasts and result in higher than expected selling and marketing expenses. Because commission expenses are primarily recognized in the period incurred, while a substantial portion of revenues are recognized in future periods, if our 2012 billings exceed expectations, our selling and marketing expenses as a percentage of revenues could increase in the fourth quarter of 2012 compared with 2011. Based on the existing sales and marketing related intangible assets as of September 30, 2012, we expect amortization of sales and marketing related acquired intangibles of $1.5 million for the remainder of 2012, which would be a reduction of approximately $1.6 million in comparison to the fourth quarter of 2011.
Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $15.8 million, or 17% of revenues, in the third quarter of 2012 from $15.1 million, or 16% of revenues, in the third quarter of 2011. The increase of $0.7 million in research and development expenses was primarily due to increased personnel costs. We allocate the costs for human resources, employee benefits, payroll taxes, IT, facilities and fixed asset depreciation to each of our functional areas based on headcount data. Although our headcount increased in research and development from an average of 495 employees for the third quarter of 2011 to an average of 523 employees for the third quarter of 2012, the impact of the higher headcount was partially offset by an increase in the number of employees in relatively low cost foreign locations.
We expect research and development expenses to increase in absolute dollars and as a percentage of revenue in the fourth quarter of 2012 compared with the fourth quarter of 2011 due to an expanded base of product offerings and increased average headcount to support our continued enhancements and new product developments. Fluctuations in foreign currencies may also impact our research and development expenses in 2012.

We are managing the increase in our research and development expenses by operating research and development facilities in multiple lower cost international locations, including facilities in Beijing, China and Ra’anana, Israel. We also have research and development facilities in Los Gatos and San Diego, California and Reading, England.
General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and administrative personnel, third-party professional service fees and allocated costs. General and administrative expenses remained consistent at $10.1 million, or 11% of revenues, in the third quarter of 2012 compared with $10.0 million, also 11% of revenues, in the third quarter of 2011.
We expect general and administrative expenses to increase in absolute dollars and as a percentage of revenue in the fourth quarter of 2012 compared with the fourth quarter of 2011 due to increased third-party professional service fees.
Interest Expense
Interest expense increased to $0.6 million in the third quarter of 2012 from $0.4 million in the third quarter of 2011, primarily due to interest expense recognized on an unfavorable interest rate swap that became effective on December 30, 2011. The average outstanding loan balance on our secured loan was $68.0 million during the third quarter of 2012 and 2011.
Under the secured loan issued pursuant to the senior credit facility which we entered into in October 2010 (the “2010 Credit Agreement” or the “2010 Credit Facility”), we made no principal payments during the third quarter of 2012 and borrowed a total of $10 million (net of principal payments) during the third quarter of 2011. We expect interest expense to remain moderately higher in 2012 compared with 2011 primarily due to an increase in the notional amount of principal subject to an unfavorable fixed rate swap agreement.
Other Income (Expense), Net
Other expense was $0.1 million in the third quarter of 2012, compared with $0.2 million other income in the third quarter of 2011.
Provision for Income Taxes
For the three months ended September 30, 2012, we recognized an income tax expense of $4.6 million compared with an income tax expense of $5.4 million for the three months ended September 30, 2011. The effective tax rates were 35.4% for the three months ended September 30, 2012 and 40.1% for the three months ended September 30, 2011. For the third quarter of 2012, the effective tax rate variance from the U.S. federal statutory rate was primarily related to the favorable impact from earnings in lower tax rate jurisdictions offset by the unfavorable impact of foreign withholding taxes and non-deductible share-based payments. For the third quarter of 2011, the effective tax rate variance from the U.S. federal statutory rate was primarily related to the unfavorable impact of foreign withholding taxes, non-deductible share-based payments and increased earnings in higher tax rate jurisdictions.
Our effective tax rate may change in future periods due to differences in the composition of taxable income between domestic and international operations along with the potential changes or interpretations in tax rules and legislation, or corresponding accounting rules.
We assess, on a quarterly basis, the ultimate realization of our deferred income tax assets. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items during the third quarter of 2012, specifically the expected reversal of existing taxable temporary differences and a history of generating taxable income in applicable tax jurisdictions, we believe that it is more likely than not that we will fully realize the balance of the deferred tax assets currently reflected on our consolidated balance sheets.

Results of Operations
Nine months ended September 30, 2012 compared with the nine months ended September 30, 2011
The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Nine Months Ended September 30,
	2012	2011
Revenues:
Software and service	91%	90%
Appliance	9	10
Total revenues	100	100
Cost of revenues:
Software and service	12	11
Appliance	4	5
Total cost of revenues	16	16
Gross profit	84	84
Operating expenses:
Selling and marketing	42	45
Research and development	17	16
General and administrative	11	11
Total operating expenses	70	72
Income from operations	14	12
Interest expense	(1)	—
Other income (expense), net	—	—
Income before income taxes	13	12
Provision for income taxes	7	4
Net income	6%	8%

Revenues
Software and service revenues. Software and service revenues increased to $246.0 million in the first nine months of 2012 from $243.1 million in the first nine months of 2011. The increase was primarily the result of year-over-year growth in billings for TRITON software and service during 2011 and the first nine months of 2012, which resulted in higher beginning current deferred software and service revenue and higher revenues recognized in the current period, compared with the first nine months of 2011.
Software and service revenues generated in the United States accounted for $119.7 million, or 44% of the first nine months of 2012 revenues, compared with $121.1 million, or 45% of revenues, in the first nine months of 2011. International software and service revenues accounted for $126.3 million, or 47% of the first nine months of 2012 revenues, compared with $122.0 million, or 45% of revenues, in the first nine months of 2011.
Appliance revenues. The first nine months of 2012 appliance revenues of $23.8 million consisted of $19.0 million in revenue from sales of appliances sold in the first nine months of 2012 and $4.8 million recognized from deferred revenue for sales of appliances recorded prior to the adoption of the amended revenue recognition rules, as described previously. This compares with $28.4 million in appliance revenues in the first nine months of 2011, which included $19.1 million in revenue from appliances sold in the first nine months of 2011 and $9.3 million recognized from deferred revenue. The decrease in total appliance revenues was primarily the result of the decline in appliance revenue recognized from deferred revenue in the first nine months of 2012 compared with the first nine months of 2011, due to the adoption of the amended revenue recognition rules.
Appliance revenues generated in the United States accounted for $11.1 million, or 4% of the first nine months of 2012 revenues, compared with $14.6 million, or 5% of revenues, in the first nine months of 2011. Appliance revenues generated internationally accounted for $12.7 million, or 5% of the first nine months of 2012 revenues, compared with $13.8 million, also 5% of revenues, in the first nine months of 2011.

Cost of Revenues
Software and service cost of revenues. Software and service cost of revenues increased to $33.9 million in the first nine months of 2012 from $31.0 million in the first nine months of 2011. The $2.9 million increase was primarily due to increased costs of operating our infrastructure for our SaaS offerings. Our full-time employee headcount in cost of revenues departments averaged approximately 260 employees during the first nine months of 2012 and 2011.
Appliance cost of revenues. Appliance cost of revenues decreased to $9.9 million in the first nine months of 2012 from $13.7 million in the first nine months of 2011. The $3.8 million decrease was primarily due to decreased cost of revenues from sales prior to 2011. In appliance cost of revenues for the first nine months of 2012, we recognized $2.1 million of the ratable cost of appliances sold prior to 2011 compared with $4.2 million in the first nine months of 2011. The remaining $7.8 million represents costs of appliances sold in the first nine months of 2012 as compared with $9.5 million in the first nine months of 2011. As a percentage of total revenues, appliance cost of revenues decreased to 4% in the first nine months of 2012 from 5% during the first nine months of 2011.
Gross Profit
Gross profit decreased slightly to $225.9 million in the first nine months of 2012 from $226.8 million in the first nine months of 2011, primarily as a result of decreased appliance revenues and increased cost of revenues related to our expanding SaaS infrastructure. As a percentage of total revenues, our gross profit was 84% in the first nine months of 2012 and 2011.
Operating Expenses
Selling and marketing. Selling and marketing expenses were $112.2 million, or 42% of revenues, in the first nine months of 2012, compared with $121.3, or 45% of revenues, in the first nine months of 2011. The $9.1 million decrease in total selling and marketing expenses was primarily due to a decrease in amortization of acquired intangibles of $4.9 million, as certain customer relationships were fully amortized in 2011. The remaining decrease is related to a reduction in travel and personnelcosts.
Research and development. Research and development expenses increased to $46.7 million, or 17% of revenues, in the first nine months of 2012 from $43.6 million, or 16% of revenues, in the first nine months of 2011. The increase of $3.1 million in research and development expenses was primarily due to increased personnel costs of $2.1 million and increased allocated costs of $1.1 million. Although our headcount increased in research and development from an average of 488 employees for the first nine months of 2011 to an average of 516 employees for the first nine months of 2012, the impact of the higher headcount was partially mitigated by an increase in the number of employees in relatively low cost foreign locations.
General and administrative. General and administrative expenses remained flat in the first nine months of 2012 at $31.0 million compared with the first nine months of 2011, representing 11% of revenues in both periods.
Interest Expense
Interest expense increased to $1.9 million in the first nine months of 2012 from $1.2 million in the first nine months of 2011, primarily due to a higher average outstanding loan balance on our secured loan of $69.3 million during the first nine months of 2012 compared with an average loan balance of $66.5 million during the first nine months of 2011, as well as interest expense recognized on an unfavorable interest rate swap that became effective on December 30, 2011.
Under the secured loan made pursuant to the 2010 Credit Facility, we made $5.0 million of principal payments during the first nine months of 2012 and borrowed a total of $6.0 million (net of principal payments) during the first nine months of 2011. We expect interest expense to remain higher in 2012 compared with 2011 primarily due to higher average borrowings and an increase in the notional amount of principal subject to an unfavorable fixed rate swap agreement.
Other Income (Expense), Net
Other expense was $0.2 million expense in the first nine months of 2012, compared with $1.5 million other income in the first nine months of 2011. Other income in the first nine months of 2011 included a non-recurring gain on foreign currency transactions of $1.4 million.

Provision for Income Taxes
For the nine months ended September 30, 2012, we recognized an income tax expense of $19.3 million compared with an income tax expense of $10.8 million for the nine months ended September 30, 2011. The effective tax rates were 57.0% for the nine months ended September 30, 2012 and 34.3% for the nine months ended September 30, 2011. For the first nine months of 2012, the effective tax rate variance from the U.S. federal statutory rate was primarily related to the tax provision of $8.8 million recorded in the first quarter of 2012 resulting from an agreement in principle with the IRS, as discussed previously, as well as the unfavorable impact of foreign withholding taxes and non-deductible share-based payments, partially offset by the favorable impact from earnings in lower tax rate jurisdictions. For the first nine months of 2011, the effective tax rate variance from the U.S. federal statutory rate was primarily related to the unfavorable impact of foreign withholding taxes and non-deductible share-based payments, offset by a non-recurring net discrete tax benefit of $2.8 million related primarily to our global distribution restructuring. This $2.8 million net tax benefit primarily relates to the non-recurring tax effect from the transfer of customer relationship intangible assets and the related deferred tax liabilities from a higher tax rate jurisdiction to a lower tax rate jurisdiction. The entire net tax benefit of $2.8 million was reflected in the first quarter of 2011 upon completion of our global distribution restructuring and is not expected to recur.
Liquidity and Capital Resources
As of September 30, 2012, we had cash and cash equivalents of $57.6 million and retained earnings of $86.8 million. Of the $57.6 million of cash and cash equivalents held as of September 30, 2012, $37.1 million was held by our foreign subsidiaries, and we plan to indefinitely reinvest the undistributed foreign earnings into our foreign operations. During the first nine months of 2012, we primarily used cash in excess of cash required for operations to repurchase $44.7 million of our stock and to make principal payments of $5.0 million under the 2010 Credit Agreement.
Net cash provided by operating activities was $37.8 million in the first nine months of 2012, compared with $57.3 million in the first nine months of 2011. The decrease in cash flow from operations for the first nine months of 2012 compared with the first nine months of 2011 was primarily a result of higher cash taxes in 2012 due to a settlement of certain tax obligations with the IRS related to prior years which resulted in $14.7 million in cash tax payments in the third quarter of 2012. Our operating cash flow is typically more significantly influenced by the timing of new and renewal subscriptions, accounts receivable collections and cash expenses. A decrease in sales of new and/or renewal subscriptions or accounts receivable collections, or an increase in our cash expenses, would negatively impact our operating cash flow.
Net cash used in investing activities was $9.6 million in the first nine months of 2012, compared with $7.6 million in the first nine months of 2011. The $2.0 million increase in net cash used in investing activities was primarily due to increased purchases of property and equipment during the first nine months of 2012 compared with the first nine months of 2011.
Net cash used in financing activities was $46.7 million in the first nine months of 2012, compared with $51.2 million in the first nine months of 2011. In the first nine months of 2012, we used approximately $44.7 million to repurchase our common stock and made principal payments of $5.0 million under the 2010 Credit Agreement. The $4.5 million decrease in cash used in financing activities was driven primarily by a reduction in repurchases of our common stock during the first nine months of 2012 compared with the first nine months of 2011, partially offset by a reduction in the proceeds from exercises of stock options and reduced borrowings on our secured loan during the same period.
In October 2010, we entered into the 2010 Credit Agreement. The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and a $5 million sublimit for swing line loans. We may increase the maximum aggregate commitment under the 2010 Credit Agreement to up to $200 million if certain conditions are satisfied, including that we are not in default under the 2010 Credit Agreement at the time of the increase. Loans under the 2010 Credit Agreement are designated, at our election, as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the Eurodollar rate plus 1.00%, and (c) Bank of America’s prime rate, plus (ii) a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate, plus (ii) a margin set forth below. As of September 30, 2012, the total amount outstanding under the 2010 Credit Facility was $68.0 million and the weighted average interest rate was 3.11%.

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
Obligations and commitments. The following table summarizes our contractual payment obligations and commitments as of September 30, 2012 (in thousands):

	Payment Obligations by Year
	2012	2013	2014	2015	2016	Thereafter	Total
2010 Credit Agreement:
Contractual principal payments	$—	$—	$—	$68,000	$—	$—	$68,000
Estimated interest and fees	596	2,314	2,314	1,916	—	—	7,140
Operating leases	1,899	6,948	2,349	823	—	—	12,019
Other commitments	163	2,194	1,623	3	—	—	3,983
Total	$2,658	$11,456	$6,286	$70,742	$—	$—	$91,142
Obligations under our 2010 Credit Agreement represent the future minimum principal debt payments due under this facility. Estimated interest and fees expected to be incurred on the 2010 Credit Facility are based on known rates and scheduled principal payments, as well as the interest rate swap agreement, as of September 30, 2012 (see Notes 4 and 5 to the consolidated financial statements).
We lease our facilities under operating lease agreements that expire at various dates through 2015. Approximately 30% of our operating lease commitments are related to our corporate headquarters lease in San Diego, which has escalating rent payments through 2013. The San Diego lease expires in December 2013; however, we have an option to extend the lease for an additional five years. The rent expense related to our worldwide office space leases is generally recorded monthly on a straight-line basis in accordance with GAAP.
Included in other commitments above are contractual commitment obligations as of September 30, 2012 for inbound software licenses, equipment maintenance, royalty agreements and automobile leases.
Our total gross liability for uncertain tax positions is $10.9 million as of September 30, 2012. We are not able to reasonably estimate the timing of future cash settlement with the respective taxing authorities and have therefore excluded this amount from the contractual obligations table above.

In April 2003, we announced that our board of directors authorized a stock repurchase program of up to four million shares of our common stock. In August 2005, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to eight million shares. In July 2006, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to twelve million shares. In January 2010, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to 16 million shares. In October 2010, we announced that our board of directors increased the size of the stock repurchase program by an additional eight million shares, for a total program size of up to 24 million shares. The stock repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and provides the board of directors with authority to modify, suspend or terminate the program at any time. Effective July 17, 2012, the board of directors suspended the stock repurchase program, after repurchasing approximately $2.9 million of our common stock in the third quarter of 2012, to better align with third quarter cash flow. In October 2012, the board of directors resumed the stock repurchase program and authorized management to repurchase up to $5.0 million of the Company's common stock in the fourth quarter of 2012.
In connection with the stock repurchase program, we adopted two 10b5-1 stock repurchase plans (the “2009 Repurchase Plans”) in August 2009. The 2009 Repurchase Plans initially provided for purchases of up to an aggregate of $7.5 million of our common stock per calendar quarter in open market transactions beginning in October 2009. In November 2010, we increased the value of shares to be repurchased under the 2009 Repurchase Plans from an aggregate of $7.5 million to $25 million per calendar quarter, effective as of January 1, 2011. In October 2011, we decreased the value of shares to be repurchased under the 2009 Repurchase Plans from an aggregate of $25 million to $20 million per calendar quarter effective as of January 1, 2012. The 2009 Repurchase Plans provide for stock repurchases to be made on the open market at prevailing market prices in accordance with certain timing conditions. The 2009 Repurchase Plans were suspended on July 17, 2012, in connection with the suspension of the stock repurchase program. With the resumption of the stock repurchase program by the board of directors, we have resumed repurchasing stock under a 10b5-1 plan. During the first nine months of 2012, we repurchased 2,268,696 shares of our common stock for an aggregate of approximately $42.9 million at an average price of $18.91 per share. As of September 30, 2012, we had repurchased a total of 22,680,517 shares of our common stock under this stock repurchase program, for an aggregate of $452.7 million at an average price of $19.96 per share. The 2010 Credit Agreement permits us to repurchase our securities so long as we are not in default under the 2010 Credit Agreement, have complied with all of our financial covenants, and have liquidity of at least $20 million; provided, however, if, after giving effect to any repurchase, our consolidated leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10.0 million in the aggregate in any fiscal year.
We believe that our cash and cash equivalents balances, accounts receivable, revolving credit balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements, including our capital expenditures and debt repayment obligations, if any, for at least the next 12 months. During the first nine months of 2012, we made principal payments of $5.0 million on our secured loan and repurchased approximately $42.9 million of our common stock. Our cash requirements may increase if, as part of our growth strategy, we make acquisitions that increase our cash requirements, or for reasons we do not currently foresee. We may elect to borrow under the 2010 Credit Agreement, raise funds for these purposes or reduce our cost of capital through capital markets transactions or debt or private equity transactions as appropriate. We intend to continue to invest our cash in excess of current operating and capital requirements in interest-bearing, investment-grade money market funds.
Off-Balance Sheet Arrangements
As of September 30, 2012, we did not have any off-balance sheet arrangements.

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
A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. However, the impact of this type of adverse movement would be partially mitigated by our interest rate swap agreement that became effective on December 30, 2011. Based on our revolving credit balance at September 30, 2012 and taking into consideration our interest rate swap agreement, our interest expense would increase on a pre‑tax basis by approximately $0.2 million during the next 12 months if a 100 basis point adverse move in the interest rate yield curve occurred.
A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at September 30, 2012. Changes in interest rates over time will, however, affect our interest income.
Foreign Currency Exchange Rate Risk
We sell our products through a distribution network in approximately 130 countries, and we bill certain international customers in Euros, British Pounds, Australian Dollars, Japanese Yen and Chinese Renminbi. Additionally, a significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. We hedged our Israeli Shekel denominated operating expenses during the third quarter of 2012 due to the increased volatility of the Israeli Shekel. All of the Israeli Shekel hedging contracts in place as of September 30, 2012 will be settled before August 2013.
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
Notional and fair values of our hedging positions at September 30, 2012 and December 31, 2011 are presented in the table below (in thousands):

	September 30, 2012			December 31, 2011
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Fair Value Hedges
Euro	5,900	$7,335	$7,590	11,000	$14,909	$14,266
Australian dollar	1,500	$1,537	$1,550	—	$—	$—
Cash Flow Hedges
Israeli Shekel	18,666	$4,845	$4,745	—	$—	$—

The €5.1 million notional value decrease in our Euro hedge position at September 30, 2012 compared with December 31, 2011 was primarily a result of timing differences in when assets were acquired and/or liabilities incurred. All of the Euro hedging contracts in place as of September 30, 2012 are scheduled to be settled before March 2013. For the nine months ended September 30, 2012, less than 15% of our total billings were denominated in the Euro. We expect Euro billings to represent less than 15% of our total billings during 2012.
The AUD1.5 million notional value increase in our Australian Dollar hedge position at September 30, 2012 compared with December 31, 2011 was due to the incurrence of two Australian Dollar hedge contracts in place as of September 30, 2012. The Australian Dollar hedging contracts in place as of September 30, 2012 are scheduled to be settled before January 2013. For the nine months ended September 30, 2012, less than 5% of our total billings were denominated in the Australian Dollar. We expect Australian Dollar billings to represent less than 5% of our total billings during 2012.
During the nine months ended September 30, 2012, we utilized Israeli Shekel foreign currency forward contracts to hedge anticipated Israeli Shekel denominated operating expenses. All such contracts were designated as cash flow hedges and were considered effective. None of the contracts were terminated prior to settlement. Net unrealized losses of approximately $100,000 related to the contracts designated as cash flow hedges during the nine months ended September 30, 2012 and are included in comprehensive income as of September 30, 2012. All Israeli Shekel hedging contracts in place as of September 30, 2012 are scheduled to be settled before August 2013.
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
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness and design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.
Changes In Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
On July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that by making, using, importing, selling and/or offering for sale Websense Web Filter, Websense Web Security and Websense Web Security Gateway, the Company infringes U.S. Patent No. 6,092,194 (“194 Patent”). Since filing the complaint, Finjan withdrew its contention that Web Filter and Web Security infringes the 194 Patent. Finjan has also accused additional products of infringing the 194 Patent in response to discovery and in expert reports, namely TRITON Enterprise, TRITON Security Gateway Anywhere, Websense Web Security Gateway Anywhere, Websense Web Security Gateway Hosted and the Websense V-Series appliances. Finjan seeks an injunction from further infringement of the 194 Patent and damages. The Court held a hearing on the construction of the claims in the 194 Patent on January 30, 2012 and issued a claim construction order on February 29, 2012. The Court has set a pretrial conference for November 5, 2012 and a trial date of December 3, 2012. We deny infringing any valid claims of the 194 Patent and intend to defend the lawsuit vigorously.
We are involved in various other legal actions in the normal course of business. Based on current information, including consultation with our lawyers, we cannot currently determine and have not accrued any liability that may result from any of our pending legal actions because we are unable to predict or reasonably estimate the possible losses, if any, relating to such actions. Our evaluation of the likely impact of these actions could change in the future, we may determine that we are required to accrue for potential liabilities in one or more legal actions and unfavorable outcomes and/or defense costs, depending upon the amount and timing, which could have a material adverse effect on our results of operations or cash flows in a future period. If we later determine that we are required to accrue for potential liabilities resulting from any of these legal actions, it is reasonably possible that the ultimate liability for these matters will be greater than the amount for which we have accrued at that time.

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
If our security gateway products, data loss prevention products, SaaS offerings and our appliance platforms are unable to achieve more widespread market acceptance our business will be seriously harmed, particularly as Web filtering products continue to commoditize.*
Our ability to generate revenue growth depends on our ability to continue to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our TRITON security gateway offerings as our Web filtering products have become more of a commodity. Recently, we extended the TRITON security platform to include our mobile security products, which propagate web and data security policies to mobile devices. We sell our TRITON security products to address emerging Web threats, Websense Web Security Gateway, as well as our V-Series and X-Series appliances pre-loaded with our software. We also sell the Websense Data Security Suite, our data loss prevention offering, Websense Cloud Web Security and Websense Cloud Email Security, our SaaS offerings, and Websense Email Security, our email filtering solution. We offer our products with TRITON, our unified Web, email, mobile and data security solution, which combines our products into a single platform. We may not be successful in achieving market acceptance of these or any new products that we develop and may be unsuccessful in obtaining incremental sales as a result. If our products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we fail to continue to upgrade and diversify our products, we could lose revenues from renewal subscriptions for our Web filtering products as these products continue to suffer from commoditization.
Our V-Series and X-Series appliance platforms expose us to risks inherent with the sale of hardware such as product delays and pricing fluctuations.*
The hardware for our appliances is primarily manufactured by a single third-party manufacturer, and a single third-party logistics company provides logistical services, including product configuration and shipping. Our ability to deliver our appliances to our customers could be delayed if we fail to effectively manage our third-party relationships or if our hardware manufacturer or logistics provider experiences delays, disruptions or quality control problems in manufacturing, configuring or shipping the appliances. If our third-party providers fail for any reason to assemble and deliver the appliances with acceptable quality, in the required volumes, and in a cost-effective and timely manner, it could be costly to us, as well as disruptive to product shipments. In addition, supply disruptions or cost increases could increase our cost of goods sold and negatively impact our financial performance. If we are required to change our third-party hardware manufacturer and/or logistics provider, we may be unable to deliver our appliances to our customers on a timely basis which could result in loss of sales and existing or potential customers and could adversely affect our business and operating results. Our appliance platforms may also face greater obsolescence risks than our pure software products.

Our revenues are derived almost entirely from sales through indirect channels and we depend upon these channels to create demand for our products.*
Our revenues have been derived almost entirely from sales through multi-tiered indirect channels, including value-added resellers, distributors and OEM customers that sell our products to end users, providers of managed Internet services and other resellers. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 28% of our revenues during the nine months ended September 30, 2012. Should Ingram Micro or any of our other distributors experience financial difficulties, difficulties in collecting their accounts receivable or otherwise delay or prevent our collection of accounts receivable from them, our revenues and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenues and cash flow could be adversely affected. Our indirect sales model involves a number of additional risks, including:

•	our resellers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	we cannot control the level of effort our resellers and distributors expend or the extent to which any of them will be successful in marketing and selling our products;

•	we cannot ensure that our channel partners will market and sell our newer product offerings such as our X-Series appliances or our mobile security solutions;

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
We also depend significantly upon our corporate sales force to generate sales leads and assist in the sale of products through the reseller network. Our ability to grow our revenues from sales of TRITON solutions to new and renewing customers will depend on the success of our sales team in executing on new customer opportunities while upgrading our renewing customer base to TRITON solutions with higher subscription values. In order to execute successfully on our strategy, we have to recruit and retain qualified sales personnel who can sell our sophisticated security solutions in organizations with complex information technology infrastructures. Our failure to recruit or retain sales personnel may adversely affect our sales to new customers and our sales for renewals and upgrades within our existing customer base.

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
From time to time, we are audited by various federal, state and non- U.S. tax authorities. Generally, the tax years 2005 through 2011 could be subject to examination by U.S. federal and most state tax authorities. We are currently under examination for tax years 2008 and 2009 in the United States and for 2006 through 2010 in Israel. We also have various other on-going audits in various stages of completion. No outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and any appeals process.

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
TRITON Solutions for Content Security
Web Security. Our principal competitors offering Web security software solutions include companies such as McAfee (acquired by Intel), Symantec, Trend Micro, Check Point Software Technologies, Cisco Systems, Blue Coat Systems, Microsoft, Google, Webroot Software, SafeNet, Actiance, EdgeWave, FireEye, Trustwave, Clearswift, Sophos, Kaspersky Lab, AhnLab, IBM, Panda Security, F-Secure, Commtouch, CA Technologies, Juniper Networks, Black Box Network Services and Barracuda Networks.
Email Security. Our principal competitors offering messaging or email security solutions include companies such as McAfee, Symantec/Message Labs, Google, Cisco Systems, Barracuda Networks, SonicWALL (acquired by Dell), Trend Micro, Microsoft, Axway, Sophos, Proofpoint, Clearswift, Commtouch, Zix, WatchGuard Technologies, Trustwave, Webroot Software, EdgeWave, Zscaler and Fortinet.
Mobile Security. Our principal competitors offering mobile security solutions include companies such as Symantec, McAfee, AirWatch, Good Technology and MobileIron.
Data Security. Our principal competitors offering data loss prevention solutions include companies such as Symantec, Verdasys, Trustwave, EMC, McAfee, IBM, Trend Micro, Proofpoint, Palisade Systems, CA Technologies, Raytheon, Intrusion, Fidelis Security Systems (acquired by General Dynamics), GTB Technologies, Workshare, Check Point Software Technologies and Code Green Networks; and companies offering desktop security solutions, such as Check Point Software Technologies, Cisco Systems, McAfee, Microsoft, Symantec, CA Technologies, Sophos, Webroot Software, IBM and Trend Micro.
Web Filtering Solutions
Our principal competitors offering Web filtering solutions, including through specialized security appliances, include companies such as McAfee, Symantec, Trend Micro, Check Point Software Technologies, Cisco Systems, Blue Coat Systems, Microsoft, Google, Webroot Software, SafeNet, Actiance, EdgeWave, FireEye, Trustwave, Clearswift, Sophos, Kaspersky Lab, AhnLab, IBM, Panda Security, F-Secure, Commtouch, CA Technologies, Palo Alto Networks, Fortinet, Barracuda Networks and SonicWALL.
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
Sales to customers outside the United States have accounted for a significant portion of our revenues, which exposes us to risks inherent in international sales.*
We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 50% of our total revenues generated during the nine months ended September 30, 2012. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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
Any failure to protect our proprietary technology would negatively impact our business.*
Intellectual property is critical to our success, and we rely upon patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our Websense brands. While we require employees, collaborators and consultants to enter into confidentiality agreements and include provisions in our subscription agreements with customers that prohibit the unauthorized reproduction or transfer of our products, we cannot ensure that these agreements will not be breached or that we will have adequate remedies for any breach.

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
We currently have 39 patents issued in the United States and 28 patents issued internationally, and we may be unable to obtain further patent protection in the future. We have other pending patent applications in the United States and in other countries. We cannot ensure that:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities
The following table sets forth information about purchases of our common stock during the quarter ended September 30, 2012:

Month	Total Number of Shares Purchased During Month (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan (2)	Number of Shares that May Be Purchased Under the Plan (2)
July 1 - July 31, 2012	158,700	$18.37	22,680,517	1,319,483
August 1 - August 31, 2012	—	—	22,680,517	1,319,483
September 1 - September 30, 2012	—	—	22,680,517	1,319,483
Total	158,700	$18.37	22,680,517	1,319,483

1.	All share purchases were made in open market transactions under our 2009 Repurchase Plans.

2.
In April 2003, we announced that our board of directors authorized a stock repurchase program of up to four million shares of our common stock. In August 2005, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to eight million shares. In July 2006, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to 12 million shares. In January 2010, we announced that our board of directors increased the size of the stock repurchase program by an additional four million shares, for a total program size of up to 16 million shares. In October 2010, we announced that our board of directors increased the size of the stock repurchase program by an additional eight million shares, for a total program size of up to 24 million shares. The stock repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and provides the board of directors the authority to modify, suspend or terminate the program at any time. Effective July 17, 2012, the board of directors suspended the stock repurchase program, after repurchasing approximately $2.9 million of our common stock in the third quarter of 2012, to better align with third quarter cash flow. In October 2012 the board of directors resumed the stock repurchase program and authorized management to repurchase up to $5.0 million of our common stock in the fourth quarter of 2012.

In connection with the stock repurchase program, we adopted the 2009 Repurchase Plans in August 2009. The 2009 Repurchase Plans initially provided for purchases of up to an aggregate of $7.5 million of our common stock per calendar quarter in open market transactions beginning in October 2009. In November 2010, we increased the value of shares to be repurchased under the 2009 Repurchase Plans from an aggregate of $7.5 million to $25 million per calendar quarter effective as of January 1, 2011. In October 2011, we decreased the value of shares to be repurchased under the 2009 Repurchase Plans from an aggregate of $25 million to $20 million per calendar quarter effective as of January 1, 2012. Depending on market conditions and other factors, including compliance with covenants in the 2010 Credit Agreement, purchases by our agents under the 2009 Repurchase Plans may be suspended at any time, or from time to time. The 2009 Repurchase Plans were suspended on July 17, 2012, in connection with the suspension of the stock repurchase program. With the resumption of the stock repurchase program by the board of directors, we have resumed repurchasing stock under a 10b5-1 plan. As of September 30, 2012 the remaining number of shares authorized for repurchase under the program was 1,319,483.

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

WEBSENSE, INC.

Date: October 31, 2012	By:	/S/ GENE HODGES
Gene Hodges
Chief Executive Officer

Date: October 31, 2012	By:	/S/ MICHAEL A. NEWMAN
Michael A. Newman
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate of Websense, Inc.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2009 and incorporated herein by reference.

(2)	Filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on March 23, 2000 (Commission File No. 333-95619) and incorporated herein by reference.

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File No. of 000-30093.