Form 10-K
period 2012-12-31
WEBSENSE INC
filed 2013-02-20
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐ No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of June 29, 2012 was approximately $676.2 million (based on the closing price for shares of the registrant's Common Stock as reported by the NASDAQ Stock Market for that date). Shares of Common Stock held by each officer, director and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The identification of 10% or greater stockholders as of June 29, 2012 is based on Schedule 13G and/or Schedule 13D reports publicly filed before June 29, 2012. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 13, 2013 was 36,559,257.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement to be delivered to stockholders in connection with the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 2012.

Websense, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2012

PART I
Forward-Looking Statements
This report on Form 10-K may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:

•	anticipated trends in revenues and billings, including plans to increase headcount of our sales force;

•	management’s plans, strategies and objectives for future operations;

•	growth opportunities in domestic and international markets;

•	reliance on indirect channels of distribution;

•	anticipated product enhancements or releases;

•	customer acceptance and satisfaction with our products, services and fee structures;

•	expectations regarding competitive products and pricing;

•	risks associated with launching new product offerings;

•	changes in domestic and international market conditions;

•	risks associated with fluctuations in exchange rates of the foreign currencies in which we conduct business;

•	the impact of macroeconomic conditions on our customers;

•	expected trends in expenses;

•	anticipated cash levels and intentions regarding usage of cash;

•	risks related to compliance with the covenants in our credit agreement;

•	changes in effective tax rates, laws and interpretations and statements related to tax audits;

•	risks related to changes in accounting interpretations or accounting guidance;

•	the volatile and competitive nature of the Internet and security industries; and

•	the success of our marketing programs and brand development efforts.
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
Websense®, our corporate logo, TRITONTM, V‑SeriesTM, V5000TM, V10000TM, X-SeriesTM, ThreatSeeker®, Security LabsTM, PreciseIDTM and SurfControl® are trademarks of Websense. All other brand names or trademarks appearing in this report are the property of their respective holders.
In this report, “Websense,” the “Company,” “we,” “us” and “our” refer to Websense, Inc., and our wholly owned subsidiaries, unless the context otherwise provides.

Item 1.	Business
Overview
We are a global provider of unified Web, email, mobile and data security solutions designed to protect an organization's data and users from external and internal threats, including modern cyber-threats, advanced malware attacks, information leaks, legal liability and productivity loss. Our customers deploy our subscription software solutions on standard servers or other information technology (“IT”) hardware, including our optimized appliances, as a software-as-a-service (otherwise referred to as a cloud-based or “Cloud” service) offering, or in a hybrid hardware/Cloud configuration. Our products and services are sold worldwide to provide content security to enterprise customers, small and medium sized businesses (“SMBs”), public sector entities, and Internet service providers through a network of distributors, value-added resellers and original equipment manufacturers (“OEMs”).
Organizations rely on the Internet and email to conduct business, and frequently send critical or confidential information outside their network perimeters as part of their established business processes. Accelerating use of rich Web-based applications with real-time interaction, social Web sites with user-generated content, and the rise of Cloud services, are increasing the volume and value of information transmitted across the Internet. At the same time, the cost and number of security breaches involving data loss has increased, and regulatory compliance requirements have become more stringent. These trends support the need for unified, organization-wide Web and email security solutions that include data loss prevention capabilities and address the dynamic nature of both Web content and cyber-threats.
Websense has evolved from a reseller of network security products to a leading developer and provider of IT security software solutions. Our first commercial software product was released in 1996 and controlled employee access to inappropriate Web sites. Since then, we have focused on developing our Web security and content classification capabilities to address changes in the Internet and the external threat environment. These changes include the rise of Web-based social and business applications and the growing incidence of sophisticated, timed and targeted cyber-attacks designed to steal valuable information. In 2008, we introduced the first products under our TRITON security architecture, the Websense Web Security Gateway with dynamic content classification and advanced malware protection, and the Websense Data Security Suite for monitoring and protecting an organization's valuable data assets. Since then, we have extended the TRITON platform with the introduction of the Websense Email Security Gateway and the Websense TRITON Security Gateway (combined Web, email and data security), incorporated our enterprise data loss prevention engine and policy controls in all three TRITON security gateways, added deployment options with the V10000, V5000 and X10G appliances and integrated Cloud capabilities. Our TRITON content security solutions utilize a common management and reporting console that unifies security policies and enforcement across an organization and reduces the total management burden on IT departments.
Our products use our deep content inspection, advanced content classification, and policy management technologies to:

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

•
protect against data theft and loss by identifying and categorizing sensitive or confidential data and enforcing pre-determined policies regarding its use and transmission within and outside an organization; and

•
enable the secure use of mobile smartphones and tablets within an organization’s network by providing protection from Web-based malware, malicious apps, data loss and theft of intellectual property, and by providing mobile device management features that keep mobile devices secure, minimize risk and maintain compliance.

We operate in one industry segment, as defined by U.S. generally accepted accounting principles (“GAAP”).

We commenced operations in 1994 as NetPartners Internet Solutions, Inc. and in 1999, we changed our name to Websense, Inc. Our principal offices are located at 10240 Sorrento Valley Road, San Diego, California 92121.
Industry Background
Many organizations use the Internet as an integral part of their computing infrastructure, expanding their use of the Web to enable mission-critical applications such as customer relationship management, accounting, employee benefits, collaborative research and development and more. Many employees also use their organization's computing resources for recreational “Web-surfing,” social networking, peer-to-peer file sharing, instant messaging and other personal matters.
As organizations create collaborative social networks with their customers, suppliers, technology partners and other stakeholders, the value and volume of confidential and sensitive data that travels across these networks increases. The growing adoption of Cloud IT architectures, Cloud offerings, and mobile devices further obscures the boundaries of organizations' networks and increases the amount of sensitive data stored outside an organization's network. Steady growth in business use of social networking sites, which are characterized by dynamic user-managed content that is vulnerable to malware injection, increases exposure to cyber-threats. At the same time, cyber-attacks targeting data have increased in sophistication, as well as scale and frequency. Securing confidential data in this environment has become a top priority for IT executives. The success of recent high-profile cyber-attacks demonstrates that traditional security solutions that are focused on broadly known threats are ineffective.
To build a sound defense against modern threats, organizations must implement security that monitors both inbound and outbound network traffic (Web pages, emails, and attached documents) for content, context and data, as well as the behavior of any embedded applications. Real-time analysis and dynamic classification of internal data, Web content, email content, and embedded applications are necessary to keep up with the social Web, newly created internal information, and mutating cyber-threats that are timed and targeted. Enforcement policies must be user-, content- and destination-aware to provide adequate protection without hindering established business processes, and policies must extend across both the Web and email communication channels. As a result, we believe there is a significant opportunity for IT security solutions that unify Web security, email security and data loss prevention technologies to continuously monitor network traffic and apply policies based on deep content analysis and dynamic classification.
Our Products and Services
Overview of our Solutions
Our products are designed to provide content security by protecting an organization's data and users from modern cyber-threats and advanced malware attacks, information leaks, legal liability and productivity loss, and can be grouped into four categories:

•	Web security and filtering solutions that protect against Web-based malware and targeted cyber-attacks, and prevent access to inappropriate content;

•	email security solutions that filter phishing, spam, malicious links, inappropriate images and malware from inbound email;

•	mobile security solutions that protect against data loss and the theft of intellectual property, through a Cloud security service that analyzes inbound and outbound data communications; and

•
data security solutions that discover the location of sensitive data within the network, monitor and prevent the movement of sensitive data in outbound Web and email traffic and at the desktop or laptop to enforce policies and prevent information leaks.

We released our first Web filtering software product in 1996 and have continually refined our Web security solution throughout the years to provide organizations the ability to restrict access to inappropriate Web content and to Web sites identified as security risks. Our Web security solution is highly scalable and utilizes the same database and classification technologies that can be found in our more advanced and integrated content security solutions. In 2007, we expanded our portfolio of software products to include email and data security offerings, establishing Websense as a leading provider of content security software solutions.
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

Our Web and email security software solutions are available installed on standard servers or other IT hardware, including pre-installed on a Websense-optimized appliance, as Cloud offerings, and in hybrid hardware/Cloud configurations. Our data security technologies are available as functionality integrated within our TRITON Web and email security gateways and Cloud offerings, or may be implemented separately as server-based software. All Websense security solutions include several reporting modules to meet the information needs of different management groups.
We sell subscriptions to our software and Cloud products generally in 12, 24 or 36 month durations, based on the number of seats or devices managed. Our TRITON content security solutions, including our TRITON security gateways, our data loss prevention products, Cloud offerings and related appliances, accounted for 63% of billings in 2012, compared with 54% in 2011 and 40% in 2010. Billings from subscriptions to our legacy Web filtering solutions, including the Websense Web Filter and Websense Web Security Suite, accounted for 37% and 46% of billings in 2012 and 2011, respectively, compared with 60% of billings in 2010. We expect sales of our TRITON solutions will be the primary driver of our billings and revenue growth for several years, while the percentage of our billings derived from our Web filtering products will continue to decline. Billings represent the amount of subscription contracts, OEM royalties and appliance sales billed to customers during the applicable period. See “Item 7 - Managements' Discussion and Analysis of Financial Condition and Results of Operation” for further detail regarding our use of the billings measurement.
Websense TRITON Solutions
Our TRITON security platform provides advanced content security by integrating our Web, email and data security technologies in a single unified security architecture designed to reduce security risks, improve compliance, protect data, improve productivity and mitigate legal liability at a reduced overall cost of ownership. At the core of the TRITON architecture is the Advanced Classification Engine (ACE), which analyzes inbound and outbound Web and email traffic using advanced analytics and contextual awareness to identify and classify security threats, sensitive internal data, and inappropriate content in real-time. The TRITON management console unifies policies and enforcement across an organization for Web, email and internal network traffic, creating a consistent security profile and reducing the overall cost of management.
Our TRITON content security solutions include Web, email and combined security gateways with or without integrated data loss prevention, along with functionally equivalent Cloud solutions, Websense-optimized appliances for mid-sized and enterprise-class organizations, and stand-alone enterprise data security solutions.
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
Our Web Security Gateway can be deployed on standard servers or other IT hardware or on a Websense-optimized appliance. Websense Web Security Gateway Anywhere expands our Web Security Gateway product with the addition of our enterprise data loss prevention security engine and hybrid Cloud deployment options, all managed from the TRITON management console. Hybrid hardware and Cloud deployment allows IT administrators to implement policies across the organization, regardless of the location of the user or mobile device.
TRITON Email Security
Websense Email Security Gateway is an appliance-based gateway solution that scans outbound and inbound email traffic to perform content filtering and policy enforcement within an organization. Our email software blocks threats such as spam, phishing attacks and viruses, and protects confidential data within email and attachments, providing compliance functionality and enterprise-grade data security, all managed from the TRITON management console. Integrated data security technology protects against data theft and leaks via email by monitoring outbound email traffic, including attachments, and enforcing customer-specific data security policies. Our Email Security Gateway can be deployed on standard servers or other IT hardware or on a Websense-optimized appliance. Websense Email Security Gateway Anywhere expands our Email Security Gateway product with the addition of our hybrid Cloud deployment options. Hybrid hardware and Cloud deployment allows IT administrators to prefilter inbound email traffic in the cloud for malware and spam, reducing bandwidth needs for inbound email, and filter outbound emails for content and data loss prevention.

TRITON Cloud Security
The Cloud deployment model eliminates the need for customers to maintain an on-site server-based solution and provides centralized policy management for any type of IT environment, including environments with remote locations, home offices, and mobile devices. Websense Cloud Security provides real-time security scanning and content classification and is functionally equivalent to our server-based solutions. The services include advanced features such as clientless authentication for users, a lightweight endpoint client to prevent users from bypassing security controls. Our Web and email Cloud solutions are managed from the TRITON management console in the cloud and can be deployed as complete filtering and security solutions, or layered with existing server-based Web and email security solutions to provide additional protection from malware and undesirable content.
Websense Cloud Web Security. Websense Cloud Web Security directs customer Web traffic to our centralized servers and enforces the same security and acceptable use policies to mobile and remote users that are applied to server-based users.
Websense Cloud Web Security Gateway. Websense Cloud Web Security Gateway combines Web security with dynamic content scanning and classification by our ACE Classification Engine, with Cloud deployment to protect against both previously known and new unclassified threats. With Websense Cloud Web Security Gateway, customers can proactively discover and mitigate new security risks, block dangerous malware, prevent access to inappropriate content, and manage social networking use, while still enabling the use of Web-based tools and applications for business and other productive use.
Websense ACE in the Cloud. Websense ACE in the Cloud integrates our ACE Classification Engine with existing network defenses for added protection against advanced threats, phishing and targeted attacks, and provides online real-time ACE security defenses for Web requests via a simple proxy forwarding link from existing proxy gateways. This solution is deployed through a Cloud service and offers customers an additional layer of protection by providing contextual awareness, composite risk scoring and multi-layered, real-time analysis of Web threats.  Often potential customers are locked into existing networking equipment that is not due to be replaced for a year or more. With ACE in the Cloud these customers can deploy modern malware defenses by adding a Cloud security blanket.
Websense Cloud Email Security. Websense Cloud Email Security directs customer email traffic to our centralized servers. Incoming email traffic is scanned for phishing, spam, inappropriate content, malicious links and embedded malware without the need for a customer to install software on an on-premise server, eliminating undesirable content before it reaches a customer's network. Our service will also encrypt emails containing sensitive data before forwarding such email to its destination.
TRITON Mobile Security
Websense TRITON Mobile Security enables the secure use of mobile devices in an organization's network by providing Web security, mobile malware protection, application controls and reporting for mobile devices. This solution also has the ability to be paired with our email and data security solutions to protect against data loss and the theft of intellectual property.
TRITON Mobile Security provides organizations with:

•	real-time security protection from threats targeted at mobile devices;

•	mobile device management functions such as encryption, password enforcement, detection of privilege escalation, and remote lock and erase capabilities;

•	applications controls which provide the ability to push and pull corporate applications to and from mobile devices; and

•	support for separate policies for mobile corporate and personal devices.
Websense Data Security
Our data security solutions protect against the loss of confidential information and data due to internal threats, such as inadequate business process controls, employee error and malfeasance, and external threats, such as theft by undetected malicious code embedded in the network. In addition to offering stand-alone data security solutions, we have integrated our data security engine and policy controls with our Web and email security solutions under the TRITON architecture. This integrated approach allows managers to set comprehensive internal and external data use policies that enable critical business processes while preventing unauthorized transmission of sensitive data via email or the Web, or by download to devices utilizing the universal serial bus (“USB”) protocol or other exchange technologies.

Websense Data Security Suite is an integrated data security solution that protects against data loss by identifying and categorizing sensitive or confidential data based on its characteristics, monitoring the movement of sensitive data throughout the network and enforcing pre-determined usage and movement policies. Additionally, the Websense Data Security Suite can be managed within the TRITON management console for an integrated content security solution that extends beyond the internal network. Customers can also purchase modules of the Websense Data Security Suite separately as they develop and deploy their data security policies.
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
Separate modules include:

•
Websense Data Discover. Websense Data Discover remotely scans specified network files, shared drives, databases, email servers, data repositories, and desktop computers to discover and classify confidential data, including Cloud sales force data. Data Discover enforces data protection policies by applying actions including encryption, file removal, file replacement, notification, auditing, logging, and custom scripts.

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

•
Websense Data Endpoint. Websense Data Endpoint extends the visibility and control to client endpoints to identify what data is confidential, who is using the data, how it is being used and where the data is being transferred. Websense Data Endpoint enables organizations to enforce policies in the endpoint environment, on or off network, including fingerprint data.

The Websense Data Security Suite includes built-in policy templates for simple policy creation by the end users and a sophisticated policy engine to address the most common compliance requirements for United States federal and state regulations, as well as industry regulations such as the Payment Card Industry Data Security Standard (PCI DSS) and Check 21 Act, Canada's Personal Information Protection and Electronic Documents Act (PIPEDA), and international government and banking regulations for the European Union, United Kingdom, Israel, South Africa, Australia and Singapore. These templates are automatically updated as regulations change.
TRITON Combined Security Solutions
Websense TRITON Security Gateway Anywhere. Websense TRITON Security Gateway Anywhere combines the functionality of the Web and email security gateways into one consolidated gateway solution consisting of a unified platform, unified content analysis, and unified management capabilities. Security analytics powered by our ACE Classification Engine provides malware protection and data loss prevention. Websense TRITON Security Gateway Anywhere is available on our appliances and in a hybrid deployment which combines our optimized appliance and our Cloud platform to extend security policies to remote offices, users and devices efficiently.
Websense TRITON Enterprise. Websense TRITON Enterprise provides security to organizations seeking a highly flexible, scalable, and effective solution designed to provide Web, email and data security across the enterprise, from the desktop to mobile users. Websense TRITON Enterprise includes the entire Websense TRITON solution portfolio, including Web and email security gateways with built-in data loss prevention security, Cloud Web and email security offerings, and end-point data loss prevention.

Appliances
V-Series. Our V-Series appliances, including our V10000 and V5000 appliances, are standard server platforms optimized for our security software products. They offer a combination of performance and flexibility that simplifies deployment of our solutions for our customers by consolidating multiple security functions in a single hardware platform. V-Series appliances significantly reduce deployment time and operational costs of the Websense TRITON Security Gateways, while meeting scalability requirements for small and mid-sized enterprises. V-Series appliances also integrate with our Cloud platform to offer customers the flexibility to combine server-based and Cloud solutions to maximize effectiveness for all users and devices, regardless of location.
X-Series. Our X-Series appliances utilize a modular chassis architecture to deliver very large enterprises a highly available and scalable system with the necessary real-time data-aware contextual defenses that defend against advanced malware and prevent data theft of intellectual property. X-Series appliances are interoperable with our V-Series appliances and can be synchronized with our Cloud platform to allow an organization to deploy security policies to off-site users and to connect remote offices. Our first X-Series appliance, the X10G, was introduced in the fourth quarter of 2011 and includes a 10 gigabit Ethernet interface and supports up to 16 blades and scales from 10,000 to 100,000 users per chassis.
Web Security and Filtering Solutions
Our Web security and filtering solutions mitigate the productivity loss and legal exposure associated with unmanaged employee Web use and prevent access to Web sites identified as security risks. These solutions are deployed in conjunction with an organization's network gateway platform (such as a proxy server or firewall) and manage employee Web use by applying pre-determined policies to Web content classified in more than 95 categories in our master database. The policy management software provides multiple options for monitoring, analyzing and reporting on Internet activity and the risks associated with employee computing.
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

•
Real Time Security Updates. Real Time Security Updates use Cloud technology to deliver security category updates as new Web and application-based threats are identified and categorized by Websense Security Labs and our ThreatSeeker Network.

Websense Web Security Suite can be deployed on standard servers or other IT hardware, including Websense-optimized appliances, or as a Cloud offering. The Cloud deployment model eliminates the need for the customer to maintain an on-site server-based solution and provides centralized policy management for any type of IT environment, including environments with remote locations, home offices, and mobile devices.
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
Premium Technical Support. Premium technical support augments standard technical support with access to global support centers twenty-four hours a day and seven days per week, via a dedicated telephone number and priority email support. This service targets one-hour response times for the highest severity issues. Premium technical support is required for Websense TRITON Solutions, Websense Web Security Gateways and Websense Data Security Suite purchases.
Mission Critical Support. Mission Critical Support combines all the benefits of premium technical support with superior technical response coordinated by a dedicated account manager. Mission critical support also includes architecture reviews, migration planning assistance, training recommendations and periodic account reviews.
Professional Services. Websense Professional Services assists customers through consulting engagements staffed by Websense certified engineers who assess, plan, design and optimize Websense Web, email, mobile or data security solutions for the customers' business environment.
Customers
Our customers range from companies with as few as 10 employees to large global organizations, government agencies and educational institutions in approximately 150 countries around the world. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 28% of our total revenues during 2012 and 2011 compared with 31% of our total revenues during 2010. Ingram Micro sold subscriptions through approximately 1,100 resellers in North America in 2012.
Sales, Marketing and Distribution
Sales.  Our goal is to increase sales to new customers and increase subscription renewals, upgrades and other incremental business to existing customers by expanding our security offerings and increasing the number and productivity of the resellers and distributors who sell our products to end-user customers worldwide. In addition, we increased headcount in our sales force in the fourth quarter of 2012 and plan to further increase headcount in 2013 to expand sales capacity.
We sell our products and services primarily through multi-tiered indirect channels comprised of distributors and value-added resellers with substantial support from our internal sales team and sales engineers. For 2012, 2011 and 2010, indirect channel sales comprised approximately 95% of total billings and revenues. We expect that the large majority of our billings and revenues will continue to be derived from sales through indirect channels, including distributors and value-added resellers. We also have several arrangements with OEMs that grant the OEM customers the right to incorporate our products into their products for resale to end users.
In North America, we use Ingram Micro, Arrow Enterprise Computing Solutions and ComputerLinks to distribute our products and provide credit facilities, marketing support and other services to regional and local value-added resellers who sell to end-user customers. Our agreements with Ingram Micro, Arrow Enterprise Computing Solutions and ComputerLinks are not subject to any minimum sales obligations or obligations to market our products to existing customers. All agreements are non-exclusive and either party to each agreement may terminate the agreement at any time without cause.

We sell our products internationally to distributors and resellers in approximately 130 countries, who in turn sell our products to customers in approximately 150 countries. No international distributor accounted for more than 10% of our revenues in 2012. In 2012 we derived 52% of our revenues from international sales compared with 50% in 2011 and 2010. Revenues generated in the United Kingdom comprised approximately 12%, 11% and 13% of our total revenues during 2012, 2011 and 2010, respectively. See Note 4 to the consolidated financial statements for further explanation of our revenues based on geography. We believe international markets represent a significant growth opportunity and we are continuing to expand our international operations, particularly in selected countries in the European, Asia/Pacific and Latin American markets. Our continuing reliance on sales in international markets exposes us to risks inherent in foreign sales. See “Item 1A. Risk Factors - Sales to customers outside the United States have accounted for a significant portion of our revenues, which exposes us to risks inherent in international sales” for further details on this exposure.
We also sell directly to resellers that specialize in security software through our Enterprise Alliance Partner program. These resellers work closely with a team of Websense territory managers and sales engineers to target potential customers and often build implementation services around our products, particularly our advanced TRITON content security solutions.
Our channel sales efforts are coordinated worldwide through an internal channel sales team located in our key markets. Our internal sales force supports our channel sales by generating leads and helping close sales. In addition, certain customers, who are typically large organizations, from time to time require that we sell directly to them. As part of our strategy to expand our subscription business to existing customers and to grow sales to new customers through expanded market coverage, we increased headcount in our sales force in the fourth quarter of 2012 and plan to further increase headcount in 2013.
Marketing.  Our marketing efforts are designed to increase recognition of Websense as a leading provider of unified Web, email, mobile and data security solutions, raise awareness of the potential risks to employees and sensitive data from unprotected use of the modern Web, and generate qualified sales leads for our channel partners. We provide potential customers and channel partners with free trials of our security software and appliances, typically for 30-day periods.
We focus our marketing activities to business executives, including IT and information system security professionals, upper level management and human resources personnel. We actively manage our public relations programs, communicating directly with technology professionals and the media in an effort to promote greater awareness of the growing problems caused by modern cyber-threats, such as advanced malware attacks, viruses, spyware, phishing, and keylogging, as well as internal security threats such as the loss of confidential data and employee misuse of the Internet and other computing resources at work.
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

Customer Service, Training and Support
We believe that superior customer support is critical to retaining and expanding our customer base. Our technical support group provides dependable and timely resolution of customer technical inquiries and is available to customers by telephone, email and over the Web. We also proactively update customers on a variety of topics, including release dates of new products, updates to existing products and other technical alerts. We monitor the performance of our technology and support on an ongoing basis and seek to continuously enhance our performance levels.
Our training services group delivers education, training, certification and pre-sales support to our resellers and customers. We also offer the TRITON Solution Technical Enablement Program, an online and instructor-led training and certification program on TRITON content security solutions and Websense Web filtering, to enable our partners to deliver superior service and value to our joint customers.
Research and Development
We maintain research and development facilities in San Diego and Los Gatos, California; Reading, England; Beijing, China and Ra'anana, Israel. Our research and development department is divided into several groups, which include content operations, security research, software development, quality and assurance, and documentation. Individuals in different locations are grouped along product lines and work as part of cross-disciplinary teams designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. In 2012, 2011 and 2010, we spent approximately $63 million, $58 million and $54 million, respectively, on research and development activities.
Competition
The market for our products is highly competitive, quickly evolving and subject to rapid technological change. Increased competition and pricing pressures generally could result in reduced sales, reduced renewals and/or declining seat counts from existing customers, reduced margins or failure of our products to achieve or maintain more widespread market acceptance. Competitors vary in size and in the scope and breadth of the products and services they offer. The competitive environments in which we operate and the principal competitors within each environment are described below.
TRITON Solutions for Content Security
Web Security. Our principal competitors offering Web security software solutions include companies such as McAfee (acquired by Intel), Symantec, Trend Micro, Check Point Software Technologies, Cisco Systems, Blue Coat Systems, Microsoft, Google, Webroot Software, SafeNet, Actiance, EdgeWave, FireEye, Trustwave, Clearswift, Sophos, Kaspersky Lab, AhnLab, IBM, Panda Security, F-Secure, Commtouch, CA Technologies, Juniper Networks, Palo Alto Networks, Black Box Network Services and Barracuda Networks.
Email Security. Our principal competitors offering messaging or email security solutions include companies such as McAfee, Symantec/Message Labs, Google, Cisco Systems, Barracuda Networks, SonicWALL, Trend Micro, Microsoft, Axway, Sophos, Proofpoint, Clearswift, Commtouch, Zix, WatchGuard Technologies, Trustwave, Webroot Software, EdgeWave, Zscaler and Fortinet.
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
We seek to protect the source code of our products as trade secrets and as unpublished copyrighted works. We currently have 40 patents issued in the United States, 37 patents issued internationally, 32 patent applications pending in the United States and 79 pending international patent applications that seek to protect our proprietary database and certain Web filtering technologies, ThreatSeeker Web security technology, our ACE Classification Engine and data loss prevention and content distribution technology, including our PreciseID digital fingerprinting. No assurance can be given that any pending patent applications will result in issued patents. Our patents cover features of our product offerings that we believe help differentiate our products.
Employees
As of December 31, 2012, we had 1,609 employees worldwide, including 267 in cost of revenue departments, 665 in selling and marketing, 545 in research and development and 132 in administration. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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

Executive Officers of the Registrant
Our executive officers and their ages as of February 13, 2013 are as follows:

Name	Age	Position(s)
John McCormack	53	Chief Executive Officer
Michael A. Newman	43	Executive Vice President, Chief Financial Officer
Didier Guibal	50	Executive Vice President, Worldwide Sales
Russ Dietz	49	Executive Vice President, Chief Technology Officer
Christian Waage	46	Vice President, General Counsel and Corporate Secretary
John McCormack became Websense's Chief Executive Officer in January 2013. Mr. McCormack previously served as Websense's President from April 2009 to January 2013 and as Senior Vice President, Product Development of Websense from July 2006 to April 2009. He has been a director of Websense since January 2013. Prior to joining Websense, Mr. McCormack was Vice President of Engineering for Symantec, a publicly-traded security software company. Mr. McCormack joined Symantec through the acquisition of Sygate Technologies, Inc., a provider of network access software, where he was Senior Vice President of Product Development from May 2004 to October 2005. From 1997 to 2004, Mr. McCormack served in various capacities for Cisco Systems, Inc., a publicly-traded computer hardware and software company, lastly as General Manager of the Secure Managed Networks Business Unit. Mr. McCormack received his M.S. in Information Management from the Engineering Management School of the George Washington University and a B.S. in Computer Science from the University of New Hampshire.

Michael Newman was appointed Executive Vice President, Chief Financial Officer of Websense in April 2012. Mr. Newman previously served as Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary of Websense since December 2010 and as interim Chief Financial Officer since September 2011. From August 2007 to December 2010, Mr. Newman served as Websense's Senior Vice President, General Counsel and Corporate Secretary and, from September 2002 to August 2007, as Websense's Vice President and General Counsel. From April 1999 to September 2002, Mr. Newman served in the legal department of Gateway, Inc., a publicly-traded personal computer manufacturer, and prior to that, Mr. Newman practiced as an attorney with Cooley LLP and Latham & Watkins LLP, two of California's leading law firms. Mr. Newman received his B.S. in Business Administration from Georgetown University, and a J.D. from Harvard Law School.

Didier Guibal has served as Websense's Executive Vice President, Worldwide Sales, since July 2009. Mr. Guibal was previously President of Panda Security, a provider of IT security solutions from April 2008 to October 2008. At Panda Security, Mr. Guibal was responsible for overseeing all aspects of the company's fully owned subsidiary which sells and supports both corporate and consumer security products to the US market. From May 2000 to January 2007, Mr. Guibal was a Vice President of Sales at Rightnow Technologies, Inc., a provider of Cloud enterprise solutions. From April 1996 to April 2000, Mr. Guibal was employed by McAfee, Inc., ultimately serving as Vice President of Sales-Americas. Mr. Guibal received his Master's degree in Business from Sup de Co-Business School in Montpellier, France.

Russ Dietz has served as Websense's Executive Vice President, Chief Technology Officer, since November 2012. Mr. Dietz was previously Corporate Vice President and Chief Technology Officer of SafeNet, Inc., a worldwide provider of data protection software, from February 2009 to November 2012. At SafeNet, Mr. Dietz led global research and development operations and the strategic positioning and migration of new technologies into the company's portfolio. From August 2000 to January 2009, Mr. Dietz served as Vice President and Chief Technology Officer of Hifn, Inc. a semiconductor manufacturer of security processors that was subsequently acquired by Exar Corporation in April 2009. At Hifn, Mr. Dietz developed and implemented strategic plans for network and storage, capacity optimization and other security processing solutions. From October 1995 to August 2000, Mr. Dietz served as Vice President and Chief Technology Officer of Apptitude, Inc., a provider of embedded Internet traffic analysis solutions that was subsequently acquired by Hifn. From April 1989 to October 1995, Mr. Dietz served as Vice President of Engineering for Technically Elite, Inc., a network management and monitoring solutions and services company.

Christian Waage has served as Vice President, General Counsel and Corporate Secretary of Websense since July 2012. From March 2008 to July 2012, Mr. Waage served as Vice President, General Counsel and Corporate Secretary of Ardea Biosciences, Inc., a biotechnology company. At Ardea Biosciences, Mr. Waage was responsible for all legal affairs, including SEC reporting and compliance, corporate governance, corporate development and licensing operations, and also oversaw the strategic acquisition of the organization by AstraZeneca PLC. From September 1997 to February 2008, Mr. Waage practiced as a corporate and securities attorney with DLA Piper US LLP, one of the world's leading law firms. Mr. Waage received his B.A. in Economics from the University of California, San Diego, and a J.D. from the University of San Diego School of Law.

Item 1A.	Risk Factors
In addition to the other information in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the following information in evaluating our business and our prospects. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occur, our business, financial condition, results of operations and cash flows may be adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment in Websense.
Our future success depends on our ability to sell new, renewal and upgraded subscriptions for our security products.
We expect that a majority of our billings for 2013 will be derived from our TRITON content security solutions, including the TRITON security gateways, our data loss prevention products, related appliances and Cloud offerings sold with or without appliances. We also expect the percentage of our billings derived from our legacy Web filtering products will decline in 2013, relative to 2012, as many of our customers transition to our TRITON products or to lower-priced products sold by our competitors. Our billings and revenue growth are dependent on sales of security products to new customers and to customers who upgrade products upon renewal, which must also offset declines in sales from the renewals of Web filtering subscriptions. We also depend upon enterprise customers for a substantial portion of our sales. If we cannot sufficiently increase our customer base with the addition of new customers and upgrade subscriptions for additional product offerings from existing customers or renew a sufficient number of customers, we will not be able to grow our business to meet expectations.
Subscriptions to our software and Cloud products generally have durations of 12, 24 or 36 months. Our billings and revenues depend upon maintaining a high rate of sales of renewal subscriptions and upselling additional product offerings to existing customers as well as new customer sales. Our customers have no obligation to renew their subscriptions upon expiration, and if they renew, they may elect to renew for a shorter duration than the previous subscription period. For example, our customers may elect to renew subscriptions for shorter durations and may reduce their subscribed products due to contractions of work forces of their respective organizations as a result of adverse macroeconomic conditions. This may require us to undertake increasingly costly sales efforts targeting senior management and other management personnel associated with our customers’ Internet and security infrastructure. We may not be able to maintain or continue to generate increasing revenues from existing customers.
Volatility in the global economy and macroeconomic conditions may adversely impact our business, results of operations, financial condition or liquidity.
The global economy has experienced periods of significant volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions and the intervention from governments and regulatory agencies worldwide. We believe that financial distress and associated headcount reductions implemented by certain of our end user customers in response to this volatility have caused these customers to choose shorter contract durations and/or reduce the number of seats under subscription and in some cases, have caused customers not to renew contracts at all. While the number of distressed customers appears to have stabilized, we expect this trend to continue until and unless there is a broad worldwide economic recovery and positive job growth. These trends, most recently in continental Europe, have negatively impacted the duration and scope of contract renewals in certain countries or regions in the world and, in some cases, resulted in customer losses. Our average contract duration may be volatile as we seek contract renewals without eroding our average contract price for our products and seek to sell subscriptions to our TRITON and gateway security products which may have longer durations and may depend on product mix. Credit markets may also adversely affect our resellers through whom our distributors distribute products and limit the credit value-added resellers may extend to their customers. The volatility of currency exchange rates can also significantly affect sales of our products denominated in foreign currencies. In addition, events in the global financial markets may make it difficult for us to access the credit markets or to obtain additional financing or refinancing, if needed, on satisfactory terms or at all.

If our security gateway products, data loss prevention products, Cloud offerings and our appliance platforms are unable to achieve more widespread market acceptance our business will be seriously harmed, particularly as Web filtering products continue to commoditize.
Our ability to generate revenue growth depends on our ability to continue to diversify our offerings by successfully developing, introducing and gaining customer acceptance of our new products and services, particularly our TRITON security gateway offerings as our Web filtering products have become more of a commodity. We sell our Websense Web Security Gateway products as well as our V-Series and X-Series appliances pre-loaded with our software to address emerging Web threats. We also sell the Websense Data Security Suite, our data loss prevention offering, Websense Cloud Web Security and Websense Cloud Email Security, our Cloud offerings, TRITON Mobile Security, our mobile device security solution released in 2012, and Websense Email Security, our email filtering solution. We offer our products with TRITON, our unified Web, email, mobile and data security solution, which combines our products into a single platform. We may not be successful in achieving market acceptance of these or any new products that we develop and may be unsuccessful in obtaining incremental sales as a result. If our products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price, features and performance to competing products, our operating results and our business will be significantly impaired. If we fail to continue to upgrade and diversify our products, we could lose revenues from renewal subscriptions for our Web filtering products as these products continue to suffer from commoditization.
Our V-Series and X-Series appliance platforms expose us to risks inherent with the sale of hardware such as product delays and pricing fluctuations.
The hardware for our appliances is primarily manufactured by a single third-party manufacturer, and a single third-party logistics company provides related logistical services, including product configuration and shipping. Our ability to deliver our appliances to our customers could be delayed if we fail to effectively manage our third-party relationships or if our hardware manufacturer or logistics provider experiences delays, disruptions or quality control problems in manufacturing, configuring or shipping the appliances. If our third-party providers fail for any reason to assemble and deliver the appliances with acceptable quality, in the required volumes, and in a cost-effective and timely manner, it could be costly to us, as well as disruptive to product shipments. In addition, supply disruptions or cost increases could increase our cost of goods sold and negatively impact our financial performance. If we are required to change our third-party hardware manufacturer and/or logistics provider, we may be unable to deliver our appliances to our customers on a timely basis which could result in loss of sales and existing or potential customers and could adversely affect our business and operating results. Our appliance platforms may also face greater obsolescence risks than our pure software products.
Our revenues are derived almost entirely from sales through indirect channels and we depend upon these channels to create and capitalize on demand for our products.
Our revenues have been derived almost entirely from sales through multi-tiered indirect channels, including value-added resellers, distributors and OEM customers that sell our products to end users, providers of managed Internet services and other resellers. Ingram Micro, one of our broad-line distributors in North America, accounted for approximately 28% of our revenues during the year ended December 31, 2012. Should Ingram Micro or any of our other distributors experience financial difficulties, difficulties in collecting their accounts receivable or otherwise delay or prevent our collection of accounts receivable from them, our revenues and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenues and cash flow could be adversely affected. Our indirect sales model involves a number of additional risks, including:

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

Our ability to increase meaningfully the amount of our products sold through our sales channels also depends on our ability to support these channel partners adequately and efficiently with, among other things, appropriate financial incentives to encourage pre-sales investment and development of sales tools, such as sales training, technical training and product materials needed to support their existing and prospective customers. The diversity and sophistication of our product offerings have required us to focus on additional sales and technical training, and we are making increased investments in this area. Additionally, we are continually evaluating the changes to our internal ordering and partner management systems in order to effectively execute our multi-tiered distribution strategy. Any failure to support our sales channels properly and efficiently could result in lost sales opportunities.
We also depend significantly upon our internal sales force to generate sales leads and assist in the sale of products through the reseller network. Our ability to grow our revenues from sales of TRITON solutions to new and renewing customers will depend on the success of our sales team in executing on new customer opportunities while upgrading our renewing customer base to TRITON solutions with higher subscription values. In order to execute successfully on our strategy, we have to recruit and retain qualified sales personnel who can sell our sophisticated security solutions in organizations with complex information technology infrastructures. Our failure to recruit or retain sales personnel may adversely affect our sales to new customers and our sales for renewals and upgrades within our existing customer base.
Our quarterly operating results may fluctuate significantly and these fluctuations may cause our stock price to fall.
Our quarterly operating results have varied significantly in the past, and will likely vary in the future. Many of these variations come from macroeconomic and cyclical changes causing fluctuations in our billings, revenues, operating expenses, cash flows and tax provisions. Our billings depend in part on the number of subscriptions up for renewal each quarter and are affected by cyclical variations, with the fourth quarter generally being our strongest quarter in billings, and the first quarter generally being our lowest quarter for billings, each fiscal year. Although a significant portion of our revenues in any quarter comes from previously deferred revenue, a portion of our revenues in any quarter depends on the number, size and length of subscriptions to our products that are sold in that quarter as well as our appliance sales which are, following January 1, 2011, fully recognized in the quarter in which they are sold. In addition, we have become increasingly dependent upon large orders which have a significant effect on our operating results during the quarter in which we receive them. The timing of such orders or the loss of an order is difficult to predict and sales expected in a quarter may not be completed until a subsequent quarter. The unpredictability of quarterly fluctuations is further increased by the fact that a significant portion of our quarterly sales have historically been generated during the last month of each fiscal quarter, with most of the largest enterprise customers purchasing subscriptions to our products nearer to the end of the last month of each quarter.
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
A significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies, so if the U.S. dollar weakens, our consolidated operating expenses would increase. Conversely, our operating expenses would be lower if the U.S. dollar strengthens. These currency changes have the opposite impact on our billings from international sales. Should the U.S. dollar strengthen, our products may become more expensive for our international customers with subscription contracts denominated in U.S. dollars. If this causes a decrease in international sales, our results of operations and net cash flows from international operations may be adversely affected.
Changes in currency rates also impact our future revenues under subscription contracts that are not denominated in U.S. dollars, as we bill certain international customers in Euros, British Pounds, Australian Dollars, Japanese Yen and Chinese Renminbi. Our revenue and deferred revenue for these currencies are recorded in U.S. dollars when the subscription begins based upon currency exchange rates in effect on the last day of the previous month before the subscription agreement is entered into. This accounting policy increases our risks associated with fluctuations in currency exchange rates since we cannot be assured of receiving the same U.S. dollar equivalent as when we bill exclusively in U.S. dollars. For example, if there is a strong U.S. dollar at the time a subscription begins, we record a lower subscription amount in U.S. dollars relative to the foreign currency in which the subscription was priced to the customer. As a result, the strengthening of the U.S. dollar for current sales would reduce our future revenues from these contracts, even though these foreign currencies may strengthen during the term of these subscriptions. Because currency exchange rates remain volatile, our future revenues could be adversely affected by currency fluctuations.
We engage in currency hedging activities with the intent of limiting the risk of exchange rate fluctuations, but our foreign exchange hedging activities also involve inherent risks that could result in an unforeseen loss. If we fail to properly forecast our billings, expenses and currency exchange rates these hedging activities could have a negative impact.
We face increasing competition from much larger software and hardware companies, which places pressure on our pricing and which could prevent our revenues from increasing. In addition, as we increase our emphasis on our security-oriented products, we face competition from better-established security companies that have significantly greater resources.
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

We also face current and potential competition from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, enhance, develop and/or bundle products to include functions that are currently provided primarily by network security software. If network security functions become standard features of computer hardware or of operating system software or other software, our products may become obsolete and unmarketable, particularly if the quality of these network security features is comparable to that of our products. Furthermore, even if the network security and/or management functions provided as standard features by hardware providers or operating systems or other software is more limited than that of our products, our customers might accept this limited functionality in lieu of purchasing additional software. Sales of our products would suffer materially if we were then unable to develop new Web, email, mobile and data loss prevention products to further enhance operating systems or other software and to replace any obsolete products.
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
TRITON Solutions for Content Security
Web Security. Our principal competitors offering Web security software solutions include companies such as McAfee, Symantec, Trend Micro, Check Point Software Technologies, Cisco Systems, Blue Coat Systems, Microsoft, Google, Webroot Software, SafeNet, Actiance, EdgeWave, FireEye, Trustwave, Clearswift, Sophos, Kaspersky Lab, AhnLab, IBM, Panda Security, F-Secure, Commtouch, CA Technologies, Juniper Networks, Palo Alto Networks, Black Box Network Services and Barracuda Networks.
Email Security. Our principal competitors offering messaging or email security solutions include companies such as McAfee, Symantec/Message Labs, Google, Cisco Systems, Barracuda Networks, SonicWALL, Trend Micro, Microsoft, Axway, Sophos, Proofpoint, Clearswift, Commtouch, Zix, WatchGuard Technologies, Trustwave, Webroot Software, EdgeWave, Zscaler and Fortinet.
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

•
potential failures of our foreign employees or partners to comply with U.S. and foreign laws, including antitrust laws, trade regulations, the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-bribery and corruption laws;

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
We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented approximately 52% of our total revenues generated during the year ended December 31, 2012. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

•	our ability to adapt to sales and marketing practices and customer requirements in different cultures;

•	our ability to successfully tailor software products for a significant number of international markets;

•	laws in foreign countries may not adequately protect our intellectual property rights;

•	the significant presence of some of our competitors in some international markets;

•	laws and business practices favoring local competitors;

•	dependence on foreign distributors and their sales channels;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including tax laws and regulations and consumer protection and privacy laws; and

•	regional economic and political conditions, including civil unrest and adverse economic conditions in emerging markets with significant growth potential.
These factors could have a material adverse effect on our international sales. Any reduction in international sales, or our failure to further develop our international distribution channels, could have a material adverse effect on our business, results of operations and financial condition.
Security threats to our IT infrastructure could expose us to liability and damage our reputation and business.
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
We may spend significant time and money on research and development to enhance our TRITON management console, appliances, content gateway products, mobile device solutions, data loss prevention products and our Cloud offerings. If these products fail to achieve broad market acceptance in our target markets, we may be unable to generate significant revenues from our research and development efforts. As a result, our business, results of operations and financial condition would be adversely impacted.
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
If we fail to maintain adequate operations infrastructure, we may experience disruptions of our Cloud offerings.
Any disruption to our technology infrastructure or the Internet could harm our operations and our reputation among our customers. Our technology and network infrastructure is extensive and complex, and could result in inefficiencies or operational failures. These potential inefficiencies or operational failures could diminish the quality of our products, services, and user experience, resulting in damage to our reputation and loss of current and potential subscribers, and could harm our operating results and financial condition. Any disruption to our computer systems could adversely impact the performance of our Cloud offerings and hybrid service offerings, our customer service, our delivery of products or our operations and result in increased costs and lost opportunities for business.
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
The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As we expand our product offerings in the data loss and security area where larger companies with large patent portfolios compete, the possibility of an intellectual property claim against us grows. We may receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights and trademarks. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations and may result in us deciding to enter into license agreements to avoid ongoing patent litigation costs. For example, on July 12, 2010, Finjan, Inc. filed a lawsuit against us in the United States District Court for the District of Delaware alleging that certain of our products infringed a patent owned by Finjan. Although the jury delivered a verdict in our favor, finding that none of the accused products infringed the Finjan patent and that the Finjan patent was invalid, we have expended significant time and resources defending the claim and will continue to incur costs associated with filing and responding to post-trial motions. If we are not successful in defending other claims of infringement, we could be required to stop selling our products, redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers. Such arrangements may cause our operating margins to decline.
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
We currently have 40 patents issued in the United States and 37 patents issued internationally, and we may be unable to obtain further patent protection in the future. We also have pending patent applications in the United States and in other countries. We cannot ensure that:

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
Most of our revenues come from the sale of subscriptions to our software products, including our Cloud offerings. Upon execution of a subscription agreement or receipt of royalty reports from OEM customers, we invoice our customers for the full term of the subscription agreement or for the period covered by the royalty report from OEM customers. We then recognize revenue from customers daily over the terms of their subscription agreements, or performance period under the OEM contract, as applicable, which, in the case of subscriptions, typically have durations of 12, 24 or 36 months. Even though revenue recognition rules require us to recognize revenue from hardware sales in the current period that the sale is concluded, a majority of the revenues we report in each quarter will continue to be derived from deferred revenue from software subscription agreements and OEM contracts entered into and paid for during previous quarters. Because of this financial model, the revenues we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products, before these downturns are reflected by declining revenues.
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
Our success depends largely upon the continued services of our executive officers and other key management personnel and our ability to recruit new personnel to executive and key management positions. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products and technologies. Our employment agreements with our executive officers, key management or development personnel do not prevent them from terminating their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, results of operations and financial condition. In such an event we may be unable to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

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
Compliance with new or changing regulations relating to corporate governance, accounting principles and public disclosure may result in additional expenses.
Compliance with laws, regulations and standards relating to corporate governance, accounting principles and public disclosure, including the Sarbanes-Oxley Act of 2002, Dodd-Frank Wall Street Reform and Consumer Protection Act, and listing rules of the NASDAQ Stock Market, Inc., have caused us to incur higher compliance costs and we expect to continue to incur higher compliance costs as a result of our increased global reach and obligation to ensure compliance with these laws as well as local laws in the jurisdictions where we do business. These laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time. Further guidance by regulatory and governing bodies can result in continuing uncertainty regarding compliance matters and higher costs related to the ongoing revisions to accounting, disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.
If we cannot effectively manage our internal growth, our business revenues, results of operations and prospects may suffer.
If we fail to manage our internal growth in a manner that minimizes strains on our resources, we could experience disruptions in our operations that could negatively affect our revenues, billings and results of operations. We are pursuing a strategy of organic growth through introduction of new products, leveraging our multi-tier distribution channels, international expansion and increasing the size of our international sales force. Each of these initiatives requires an investment of our financial and employee resources and involves risks that may result in a lower return on our investments than we expect. These initiatives also may limit the opportunities we pursue or investments we would otherwise make, which may in turn impact our prospects.

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
Our corporate headquarters and principal offices are located at a 122,000 square foot facility we lease in San Diego, California. The lease expires in July 2018, however, we have an option to extend the lease for an additional five years. Our international headquarters and offices are located in Dublin, Ireland. We lease additional office space in Los Gatos, California; Reading, England; Ra'anana, Israel; Sydney, Australia and Shanghai, Guangzhou and Beijing, China. We also have executive suite arrangements on monthly or annual terms, depending on the local market, relating to office space in the United Kingdom, Brazil, Dubai, France, Germany, Hong Kong, India, Italy, Japan, Singapore, Spain, Sweden, the Netherlands and Turkey.

Item 3.	Legal Proceedings
On July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that by making, using, importing, selling and/or offering for sale Websense Web Filter, Websense Web Security and Websense Web Security Gateway, the Company infringes U.S. Patent No. 6,092,194 (“194 Patent”). Since filing the complaint, Finjan withdrew its contention that Web Filter and Web Security infringes the 194 Patent. Finjan has also accused additional products of infringing the 194 Patent in response to discovery and in expert reports, namely TRITON Enterprise, TRITON Security Gateway Anywhere, Websense Web Security Gateway Anywhere, Websense Web Security Gateway Hosted and the Websense V-Series appliances. Finjan seeks an injunction from further infringement of the 194 Patent and damages. The jury trial commenced on November 30, 2012 and a favorable verdict was returned on December 20, 2012. The jury found that none of the accused Websense products infringe the 194 Patent and that the 194 Patent is invalid. Post-trial motions have been filed by the parties and are currently pending before the Court. We intend to vigorously defend the jury verdict in post-trial motions and, if necessary, on appeal.

We are involved in various other legal actions in the normal course of business. Based on current information, including consultation with our lawyers, we cannot currently determine the potential amount of, and have not accrued for, any liability that may result from any of our pending legal actions because we are unable to predict or reasonably estimate the possible losses, if any, relating to such actions. Our evaluation of the likely impact of these actions could change in the future, we may determine that we are required to accrue for potential liabilities in one or more legal actions and unfavorable outcomes and/or defense costs, depending upon the amount and timing, which could have a material adverse effect on our results of operations or cash flows in a future period. If we later determine that we are required to accrue for potential liabilities resulting from any of these legal actions, it is reasonably possible that the ultimate liability for these matters will be greater than the amount for which we have accrued at that time.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “WBSN.” The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market. Such quotations represent prices without retail markups, markdowns or commissions.

	Years Ended December 31,
	2012		2011
	High	Low	High	Low
First Quarter	$21.69	$16.85	$27.96	$18.89
Second Quarter	22.15	17.12	26.25	22.55
Third Quarter	19.25	14.26	27.85	17.00
Fourth Quarter	16.13	12.70	20.13	15.50
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
Holders
As of February 13, 2013, there were 18 holders of record of our common stock and we estimate that there were approximately 4,700 beneficial owners of our common stock that hold our shares in “street name” through brokerage firms, banks, dealers or similar organizations.
Issuer Purchases of Equity Securities
The following table sets forth information about purchases of our common stock during the quarter ended December 31, 2012:

Month	Total Number of Shares Purchased During Month (1)	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan (2)	Number of Shares that May Be Purchased Under the Plan (2)
October 1 - October 31, 2012	10,000	13.14	22,690,517	1,309,483
November 1 - November 30, 2012	157,672	13.29	22,848,189	1,151,811
December 1 - December 31, 2012	187,888	14.76	23,036,077	963,923
Total	355,560	14.06	23,036,077	963,923

(1)	All share purchases were made in open market transactions under Rule 10b5-1 stock repurchase plans.

(2)
Our board of directors has authorized us to repurchase up to 24 million shares of our common stock under a stock repurchase program. The stock repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time by our board of directors. Effective July 17, 2012, the board of directors suspended the stock repurchase program, after repurchasing approximately $2.9 million of our common stock in the third quarter of 2012, to better align with third quarter cash flow. In October 2012 the board of directors resumed the stock repurchase program and authorized management to repurchase up to $5.0 million of our common stock per calendar quarter beginning in the fourth quarter of 2012.

Since October 2009, all share purchases under the stock repurchase program have been made in open market transactions at prevailing market prices in accordance with certain timing conditions set forth in Rule 10b5-1 stock repurchase plans. Depending on market conditions and other factors, including compliance with covenants in the 2010 Credit Agreement, purchases by our agent under the current Rule 10b5-1 stock repurchase plan may be suspended at any time, or from time to time. We repurchased an aggregate of 2,624,256 shares in 2012. The remaining number of shares authorized for repurchase under our stock repurchase program as of December 31, 2012 was 963,923.

Item 6.	Selected Financial Data
The following table summarizes certain historical financial information at the dates and for the periods indicated prepared in accordance with GAAP. The consolidated statement of operations data for each of the years ended December 31, 2012, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2012, and 2011, have been derived from our consolidated financial statements audited by Ernst & Young LLP, an independent registered public accounting firm, included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from our financial statements not included herein. The selected consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except for per share data)
Statement of Operations Data:
Revenues:
Software and service	$328,276	$325,373	$320,544	$311,476	$288,274
Appliance	33,188	38,810	12,218	2,237	—
Total revenues	361,464	364,183	332,762	313,713	288,274
Cost of revenues:
Software and service	45,560	41,563	45,681	48,653	48,160
Appliance	13,646	18,056	7,409	2,153	—
Total cost of revenues	59,206	59,619	53,090	50,806	48,160
Gross Profit	302,258	304,564	279,672	262,907	240,114
Operating expenses:
Selling and marketing	155,254	161,039	157,758	166,910	175,365
Research and development	63,305	58,247	54,325	52,643	53,274
General and administrative	42,161	40,863	36,779	40,295	45,343
Total operating expenses	260,720	260,149	248,862	259,848	273,982
Income (loss) from operations	41,538	44,415	30,810	3,059	(33,868)
Interest expense	(2,586)	(1,635)	(3,715)	(7,084)	(13,134)
Other income (expense), net	92	1,239	(834)	384	739
Income (loss) before income taxes	39,044	44,019	26,261	(3,641)	(46,263)
Provision (benefit) for income taxes	20,695	13,025	7,609	7,056	(19,484)
Net income (loss)	$18,349	$30,994	$18,652	$(10,697)	$(26,779)
Net income (loss) per share:
Basic net income (loss) per share	$0.50	$0.78	$0.44	$(0.24)	$(0.59)
Diluted net income (loss) per share	$0.49	$0.76	$0.43	$(0.24)	$(0.59)
Weighted average shares - basic	36,908	39,711	42,409	44,262	45,190
Weighted average shares - diluted	37,526	40,739	43,438	44,262	45,190

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash) and marketable securities	$65,246	$76,829	$78,080	$83,296	$66,811
Total assets	624,461	634,438	661,943	695,846	718,848
Deferred revenue	401,057	393,034	394,304	380,112	341,784
Secured loan, current portion	—	—	—	12,429	4,112
Secured loan, long term potion	68,000	73,000	67,000	74,571	120,888
Long term liabilities	239,696	232,493	229,744	233,929	261,965
Total stockholders' equity	94,749	99,745	131,663	156,915	170,845

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. Factors that might cause such a difference include, but are not limited to, those discussed below and elsewhere, including under Part I, Item 1A “Risk Factors” of this report on Form 10-K. The cautionary statements made in this report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this report on Form 10-K.
Overview
We are a global provider of unified Web, email, mobile and data security solutions designed to protect an organization’s data and users from external and internal threats, including modern cyber-threats, advanced malware attacks, information leaks, legal liability and productivity loss. Our customers deploy our subscription software solutions on standard servers or other IT hardware, including our optimized appliances, as a Cloud offering or in a hybrid hardware/Cloud configuration. Our products and services are sold worldwide to provide content security to enterprise customers, small and medium sized businesses, public sector entities and Internet service providers through a network of distributors, value-added resellers and OEMs. Our products use our advanced content classification, deep content inspection and policy enforcement technologies to:

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

•
protect against data theft and loss by identifying and categorizing sensitive or confidential data and enforcing pre-determined policies regarding its use and transmission within and outside the organization; and

•
enable the secure use of mobile smartphones and tablets within an organization’s network by providing protection from Web-based malware, malicious apps, data loss and theft of intellectual property, and by providing mobile device management features that keep mobile devices secure, minimize risk and maintain compliance.

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
During the year ended December 31, 2012 we derived 52% of our revenues from international sales compared with 50% in 2011 and 2010. Revenues from the United Kingdom comprised approximately 12%, 11% and 13% of our total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.
We utilize a multi-tiered distribution strategy globally to sell our products through indirect distributors and value-added reseller channels. Sales through indirect channels currently account for approximately 95% of our revenues, which is consistent with previous periods. In North America, we use Ingram Micro, Arrow Enterprise Computing Solutions and ComputerLinks to distribute our products and provide credit facilities, marketing support and other services to regional and local value-added resellers who sell to end-user customers. Ingram Micro accounted for approximately 28% of our revenues during 2012 and 2011 compared with 31% of revenues in 2010 and distributed our products to approximately 1,100 resellers in North America in 2012. We also have several arrangements with OEMs that grant them the right to incorporate our products into their products for resale to end users. Our sales force supports our channel sales by generating leads and helping close sales. As part of our strategy to expand the subscriptions of existing customers and to grow sales to new customers, we increased headcount in our sales force in the fourth quarter of 2012 and plan to further increase headcount in 2013.
We sell subscriptions for our software and Cloud products, generally in 12, 24 or 36 month contract durations, based on the number of seats or devices managed. As described elsewhere in this report, we recognize revenues from subscriptions for our software and Cloud products on a daily straight-line basis, commencing on the day the term of the subscription begins, over the term of the subscription agreement. We recognize revenues associated with OEM contracts ratably over the contractual period for which we are obligated to provide our services. We generally recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription agreement and are fully expensed in the period the product and/or software activation key is delivered.
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
Total billings increased 2% to $369.5 million during 2012 from $362.9 million in 2011, primarily due to the growing strength of our TRITON products across all global markets. Our appliance billings remained relatively consistent at $28.5 million in 2012 compared with $28.6 million in 2011.
Billings from our TRITON content security solutions accounted for 63% of total billings in 2012 and grew 21% year-over-year to $232.9 million, from $192.6 million in 2011, whereas billings from our non-TRITON solution products declined 20% year-over-year to $136.6 million in 2012 from $170.3 million in 2011. The increase in TRITON billings reflects sales to new customers, the ongoing migration to TRITON solutions by customers of non-TRITON products and the expansion of subscriptions of existing customers. The decrease in non-TRITON billings reflects the ongoing migration of existing customers to our more advanced TRITON security solutions, and to a lesser extent, customer losses to lower priced competitive solutions. Our TRITON solutions include our TRITON family of security gateways for Web, email, mobile and data security (including related appliances and technical support subscriptions), our standalone data security suite and our Cloud security solutions. Our non-TRITON solutions include our Web filtering products, such as our Websense Web Filter, Web Security Suite, legacy server-based email security and related hardware. We expect the proportion of billings from our TRITON solutions to continue to increase as a percentage of total billings in 2013.
International billings represented $195.5 million, or 53% of our total billings in 2012, compared with $189.6 million, or 52% of total billings in 2011, reflecting our maturing and stabilized international sales force.

Average contract duration increased to 25.0 months in 2012, from 23.7 months in 2011 with approximately 47% of our billings in 12 month contracts, 7% in 24 month contracts and 46% in contracts with durations of 36 months or more. The average contract duration increased compared with 2011 due to the increase in sales of TRITON solutions and sales to new customers, which tend to have longer average contract durations. The number of transactions valued at over $100,000 in 2012 increased by 15% from 563 transactions to 648 transactions compared with 2011.
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
Revenue Recognition. The majority of our revenues are derived from software and Cloud products sold on a subscription basis. A subscription is generally 12, 24 or 36 months in duration and for a fixed number of seats. We recognize revenues for the software and Cloud subscriptions, including any related technical support, on a daily straight-line basis, commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver software access codes to customers and then promptly invoice customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice date.
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
The determination of fair value using the Black-Scholes option valuation model requires the use of certain estimates and highly judgmental assumptions that affect the amount of share-based compensation expense recognized in our consolidated statements of operations. These include estimates of the expected volatility of our stock price, expected life of an award, expected dividends and the risk-free interest rate. We estimate the expected term of options granted based on the history of grants and exercises in our option database. We estimate the volatility of our common stock at the date of grant based on both the historical volatility as well as the implied volatility of publicly traded options for our common stock. We base the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon bond issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero. We amortize the fair value ratably over the vesting period of the awards. We use historical data to estimate pre-vesting option forfeitures and record share-based expense only for those awards that are expected to vest. We may elect to use different assumptions under the Black-Scholes option valuation model in the future or select a different option valuation model altogether, which could materially affect our results of operations in the future.
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

Results of Operations
The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Years Ended December 31,
	2012	2011	2010
Revenues:
Software and service	91%	89%	96%
Appliance	9	11	4
Total revenues	100%	100%	100%
Cost of revenues:
Software and service	12	11	14
Appliance	4	5	2
Total cost of revenues	16	16	16
Gross profit	84	84	84
Operating expenses:
Selling and marketing	43	44	48
Research and development	18	16	16
General and administrative	12	11	11
Total operating expenses	73	71	75
Income from operations	11	13	9
Interest expense	(1)	(1)	(1)
Other income (expense), net	—	—	—
Income before income taxes	10	12	8
Provision for income taxes	5	4	2
Net income	5%	8%	6%
Year ended December 31, 2012 compared with the year ended December 31, 2011
Revenues
Software and service revenues. Software and service revenues increased to $328.3 million in 2012 from $325.4 million in 2011. The increase in 2012 software and service revenues compared with 2011 was primarily the result of year-over-year growth in billings for TRITON software and service, which resulted in higher beginning current deferred software and service revenue and higher revenues recognized in 2012 compared with 2011. Because we recognize software and service revenues ratably over the term of the subscription, growth in software and service revenues reflect changes in current deferred revenue at the beginning of the period compared with the prior period, as well as the change in current period billings.
Software and service revenues generated in the United States accounted for $159.6 million, or 44% of 2012 revenues, compared with $161.8 million, or 44% of revenues in 2011. International software and service revenues accounted for $168.7 million, or 47% of 2012 revenues, compared with $163.6 million, or 45% of revenues in 2011.
Current deferred software and service revenue was $241.3 million as of December 31, 2012, compared with $244.6 million as of December 31, 2011, and we had total deferred revenue relating to software and service revenues of $396.0 million as of December 31, 2012, compared with $383.3 million as of December 31, 2011. Of the $241.3 million in current deferred software and service revenue as of December 31, 2012, $77.3 million is expected to be recognized as revenue in the first quarter of 2013.
We expect our software and service revenues in 2013 to remain relatively flat compared with our software and service revenues in 2012 due to subscriptions that are scheduled for renewal that are expected to be renewed and upgraded, and expected new business for which some revenues will be recognized during 2013. These trends are anticipated to be partially offset by an expected decline in revenue from OEM arrangements. Our software and service revenues are impacted by the duration of contracts billed, the timing of sales of renewal and new subscriptions, the average annual contract value and per seat price, the volume of OEM sales activity and the effect of currency exchange rates on new and renewal subscriptions in international markets.

Appliance revenues. Appliance revenues decreased to $33.2 million in 2012 from $38.8 million in 2011. Appliance revenues of $33.2 million for 2012 consisted of $27.3 million in revenue from sales of appliances sold in 2012 and $5.9 million recognized primarily from deferred revenue for sales of appliances recorded prior to the adoption of the amended revenue recognition rules, as described previously. This compares with $38.8 million in 2011, which included $27.4 million in revenue from appliances sold in 2011 and $11.4 million recognized primarily from deferred revenue. The decrease in total appliance revenues was primarily the result of the decline in appliance revenues recognized from deferred revenue in 2012 compared with 2011, due to the amended revenue recognition rules. As of December 31, 2012, deferred appliance revenue was $2.7 million for sales recorded prior to the adoption of the amended revenue recognition rules.
Appliance revenues generated in the United States accounted for $15.6 million, or 4% of 2012 revenues, compared with $19.4 million, or 5% of revenues, in 2011. Appliance revenues generated internationally accounted for $17.6 million, or 5% of 2012 revenues, compared with $19.4 million, or 5% of revenues, in 2011.
For 2013, we expect our appliance revenues to decrease in both absolute dollars and as a percentage of total revenues as compared with 2012 primarily as a result of the decline in deferred revenue to be recognized in 2013 from appliance sales recorded prior to January 1, 2011. For 2013, we expect to recognize $2.2 million from deferred revenue for appliance sales recorded prior to January 1, 2011.
Cost of Revenues
Software and service cost of revenues. Software and service cost of revenues consists of the costs of Web content analysis, amortization of acquired technology, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our Cloud offerings. Software and service cost of revenues increased to $45.6 million in 2012 from $41.6 million in 2011. The $4.0 million increase was primarily due to increased costs of operating our infrastructure for our Cloud offerings, partially offset by decreased amortization of acquired technology of $0.4 million. Our full-time employee headcount in cost of revenues departments remained consistent at an average of 262 employees during 2011 and 2012. The headcount is expected to remain relatively flat in 2013. As a percentage of software and service revenues, software and service cost of revenues were 14% for 2012, compared with 13% for 2011.
We expect software and service cost of revenues will increase in absolute dollars in 2013 due to higher expected software and service billings, and increase as a percentage of software and service revenues in 2013 as compared with 2012 due to our continued investment in our Cloud infrastructure.
Appliance cost of revenues. Appliance cost of revenues consists of the costs associated with the sale of our appliance products, primarily the cost of the hardware platform and software installation costs. Appliance cost of revenues decreased to $13.6 million in 2012, from $18.1 million in 2011. As described previously, the $4.5 million decrease was primarily the result of the decline in appliance costs recognized from deferred costs in 2012 compared with 2011, due to the adoption of amended revenue recognition rules under which the related costs are generally recognized when the appliances are sold. In appliance cost of revenues for 2012, we recognized $2.6 million of the ratable cost of appliances sold prior to 2011 and the remaining $11.0 million represents costs of appliances sold in 2012. As a percentage of appliance revenues, appliance cost of revenues decreased to 41% in 2012 from 47% in 2011.
We expect appliance cost of revenues will decrease in absolute dollars in 2013 as compared with 2012 due to the decline in deferred costs to be recognized in 2013 from appliance sales recorded prior to January 1, 2011. During 2013, we expect to recognize $1.0 million in deferred cost of revenues related to sales recorded prior to January 1, 2011.
Gross Profit
Gross profit decreased to $302.3 million in 2012 from $304.6 million in 2011, primarily as a result of decreased appliance revenues from appliances sold prior to 2011 and increased cost of revenues related to our expanding Cloud infrastructure. As a percentage of total revenues, our gross profit was 84% for 2012 and 2011. We expect that gross profit as a percentage of revenue will remain in excess of 80% of revenue for 2013.
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

Selling and marketing expenses decreased to $155.3 million, or 43% of revenues, in 2012 from $161.0 million, or 44% of revenues, in 2011. The $5.7 million decrease in total selling and marketing expenses was primarily due to a reduction in the amortization of acquired intangible assets (customer relationships) of $6.6 million, partially offset by an increase in personnel costs of $1.4 million resulting from higher average headcount. Our headcount in sales and marketing increased from an average of 614 employees during 2011 to an average of 626 employees during 2012, due primarily to the expansion of our sales force beginning in the fourth quarter of 2012. Headcount is expected to increase in 2013 as we continue to expand our sales team.
We expect overall selling and marketing expenses to increase in absolute dollars in 2013 as compared with 2012 primarily due to additional sales and marketing personnel to support our expanding selling and marketing efforts worldwide, partially offset by a reduction of amortization of acquired intangible assets, compared with 2012, from the SurfControl acquisition. We expect selling and marketing expenses as a percentage of revenues will increase in 2013 compared with 2012. Because commission expenses are recognized in the period incurred, while a substantial portion of revenues are recognized in future periods, if our 2013 billings growth exceeds expectations, our selling and marketing expenses as a percentage of revenues could further increase in 2013 compared with 2012. Based on the existing sales and marketing related intangible assets as of December 31, 2012, we expect amortization of sales and marketing related acquired intangibles of $5.4 million for 2013, which would be a reduction of approximately $0.6 million from 2012. Fluctuations in foreign currencies may also impact our selling and marketing expenses in 2013.
Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $63.3 million, or 18% of revenues, in 2012 from $58.2 million, or 16% of revenues, in 2011. The increase of $5.1 million in research and development expenses was primarily due to increased personnel costs of $3.7 million and increased allocated costs of $1.5 million. We allocate the costs for human resources, employee benefits, payroll taxes, IT, facilities and fixed asset depreciation to each of our functional areas based on headcount data. Although our headcount increased in research and development from an average of 493 employees during 2011 to an average of 527 employees during 2012, the impact of the higher headcount was partially mitigated by an increase in the number of employees in relatively low cost foreign locations.
We expect research and development expenses to increase in absolute dollars in 2013 as compared with 2012 due to higher personnel costs resulting from higher average headcount in 2013 compared with 2012. Fluctuations in foreign currencies may also impact our research and development expenses in 2013. We are managing the increase in our absolute research and development expenses by operating research and development facilities in multiple international locations, including facilities in Beijing, China and Ra'anana, Israel, that have lower costs than our operations in the United States. We also have research and development facilities in Los Gatos and San Diego, California and Reading, England. We expect that research and development expenses as a percentage of revenues will increase in 2013 compared with 2012.
General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and administrative personnel, third-party professional service fees and allocated costs. General and administrative expenses increased to $42.2 million, or 12% of revenues, in 2012 from $40.9 million, or 11% of revenues, in 2011. The $1.3 million increase in general and administrative expenses was primarily due to an increase in third-party professional service fees of $2.4 million and increased allocated costs of $0.7 million, offset by decreased share based compensation costs of $1.5 million.
We expect general and administrative expenses to decrease in absolute dollars and as a percentage of revenue in 2013 compared with 2012 due to decreased third-party professional fees.
Interest Expense
Interest expense increased to $2.6 million in 2012 compared with $1.6 million in 2011. The increase was primarily due to additional interest expense recognized on our interest rate swap that became effective on December 31, 2011.
Our weighted average interest rate was 3.1% in 2012 and is expected to remain consistent in 2013 resulting in total interest expense in 2013 being consistent with 2012. See “Liquidity and Capital Resources” for a description of the 2010 Credit Agreement.
Other Income (Expense), Net
Other income decreased to $0.1 million in 2012, compared with other income of $1.2 million in 2011, reflecting foreign exchange related net losses of $0.3 million in 2012 compared with net gains of $1.0 million in 2011 as a result of movements in the currency exchange rates during 2012 and 2011.
We expect our net other income in 2013 to remain consistent with 2012 levels; however, fluctuations in foreign currencies may also impact our other income (expense).

Provision for Income Taxes
In 2012, we recognized an income tax expense of $20.7 million compared with an income tax expense of $13.0 million for 2011. The annual effective income tax rate for 2012 was 53.0% compared with 29.6% for 2011. For 2012, the effective tax rate variance from the U.S. federal statutory rate was primarily the result of our agreement with the IRS Appeals Office to settle certain outstanding tax matters for years 2005 through 2007, which is discussed more fully in Note 11 to the consolidated financial statements, as well as the unfavorable impact of foreign withholding taxes and non-deductible share-based payments, partially offset by the favorable impact from earnings in lower tax rate jurisdictions. For 2011, the effective tax rate variance from the U.S. federal statutory rate was primarily attributable to a net tax benefit recognized for the year of approximately $5.5 million, offset partially by the unfavorable impact of foreign withholding taxes and non-deductible share-based compensation expense. Approximately $2.8 million of the net tax benefit recognized for 2012 resulted from our global distribution restructuring which was completed during 2010 and became effective in January 2011. This amount relates primarily to the non-recurring tax effect from the transfer of customer relationship intangible assets and the related deferred tax liabilities from a higher tax rate jurisdiction to a lower tax rate jurisdiction. This entire tax benefit was recorded in the first quarter of 2011 upon completion of our global distribution restructuring and is not expected to recur. The remaining net tax benefit recognized for the year of approximately $2.7 million relates to the reversal of previously established reserves for uncertain tax positions due to the settlement of a tax inquiry in the United Kingdom in the fourth quarter of 2011. This entire net tax benefit was recorded in the fourth quarter of 2011, the period in which the settlement occurred, and is not expected to recur.
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
We assess, on a quarterly basis, the ultimate realization of our deferred income tax assets. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items for the fiscal year ended December 31, 2012, specifically the expected reversal of existing taxable temporary differences and a history of generating taxable income in applicable tax jurisdictions, we believe that it is more-likely-than-not that we will fully realize the balance of the deferred tax assets currently reflected on our consolidated balance sheets.
The American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, included the retroactive reinstatement of the federal research and development tax credit from January 1, 2012, through December 31, 2013.  Our provision for income taxes for the year ended December 31, 2012, does not include the impact of the federal research credit generated in 2012 since the law was enacted subsequent to our reporting period.  Had the legislation been enacted in 2012, our provision for income taxes for the year ended December 31, 2012, would have been reduced by approximately $0.6 million.  Our provision for income taxes in the first quarter of 2013 will include the tax benefit as a result of the retroactive reinstatement of the federal research credit for 2012.

Year ended December 31, 2011 compared with the year ended December 31, 2010
Revenues
Software and service revenues. Software and service revenues increased to $325.4 million in 2011 from $320.6 million in 2010. The increase in 2011 software and service revenues compared with 2010 was primarily the result of increased incremental billings to new customers and upgrades to existing customers, as well as higher OEM revenues in 2011 as compared with 2010. Software and service revenues generated in the United States accounted for $161.8 million, or 44% of 2011 revenues, compared with $158.5 million, or 47% in 2010. Software and service revenues generated internationally accounted for $163.6 million, or 45% of 2011 revenues, compared with $162.1 million, or 49%, in 2010. We had current deferred revenue relating to software and service revenues of $244.6 million as of December 31, 2011, compared with $240.5 million as of December 31, 2010, and we had total deferred revenue relating to software and service revenues of $383.3 million as of December 31, 2011, compared with $374.3 million as of December 31, 2010.

Appliance revenues. Appliance revenues increased to $38.8 million in 2011 from $12.2 million in 2010. The increase was primarily a result of increased appliance sales in 2011 and our adoption of amended revenue recognition rules starting January 1, 2011. Accordingly, $11.4 million of the revenue recognized in 2011, represented primarily the ratable recognition of deferred revenue for sales of appliances recorded prior to the adoption of the amended revenue recognition rules, and the remaining $27.4 million represented revenues from sales of appliances sold in 2011. As of December 31, 2011, we had $8.6 million of remaining deferred revenue for sales recorded prior to the adoption of the amended revenue recognition rules. Appliance revenues generated in the United States accounted for $19.4 million, or 5% of 2011 revenues, compared with $6.8 million, or 2% of revenues, in 2010. Appliance revenues generated internationally accounted for $19.4 million, or 5% of 2011 revenues, compared with $5.4 million, or 2% of revenues, in 2010.
Cost of Revenues
Software and service cost of revenues. Software and service cost of revenues decreased to $41.6 million in 2011 from $45.7 million in 2010. The $4.1 million decrease was primarily due to decreased amortization of acquired technology of $6.0 million and decreased allocated costs of $0.7 million, offset by increased personnel costs of $2.1 million. Amortization of acquired technology was $3.0 million in 2011 compared with $9.0 million in 2010. The decrease of $6.0 million in amortization of acquired technology from 2010 to 2011 was primarily due to certain acquired technology being fully amortized in 2010. As of December 31, 2011, the remaining acquired technology is being amortized over a remaining weighted average period of 3.2 years. Our full-time employee headcount in cost of revenues departments decreased from an average of 266 employees during 2010 to an average of 261 employees during 2011. As a percentage of software and service revenues, software and service cost of revenues was 13% for 2011, compared with 14% for 2010.
Appliance cost of revenues. Appliance cost of revenues increased to $18.1 million in 2011, from $7.4 million in 2010. As described previously, the $10.7 million increase was primarily due to increased appliance sales in 2011 and our adoption of amended revenue recognition rules. In appliance cost of revenues for 2011, we recognized $5.2 million of the ratable cost of appliances sold prior to 2011 that were recognized in revenues in 2011 and the remaining $12.9 million represents costs of appliances sold in 2011. As a percentage of appliance revenues, appliance cost of revenues decreased to 47% in 2011 from 61% in 2010.
Gross Profit
Gross profit increased to $304.6 million in 2011 from $279.7 million in 2010, primarily as a result of increased revenues. As a percentage of total revenues, our gross profit was 84% for both 2011 and 2010.
Operating Expenses
Selling and marketing. Selling and marketing expenses increased to $161.0 million, or 44% of revenues, in 2011 from $157.8 million, or 48% of revenues, in 2010. The $3.2 million increase in total selling and marketing expenses was primarily due to increased personnel costs of $6.2 million resulting from higher average head count and costs associated with changes to our internal sales team during 2011 and increased allocated costs of $1.7 million, partially offset by a reduction in the amortization of acquired intangible assets (customer relationships) of $4.9 million. Our headcount in sales and marketing increased from an average of 583 employees during 2010 to an average of 614 employees during 2011.
Research and development. Research and development expenses increased to $58.2 million, or 16% of revenues, in 2011 from $54.3 million, or 16% of revenues, in 2010. The increase of $3.9 million in research and development expenses was due to increased personnel costs of $2.4 million and increased allocated costs of $1.5 million. Although our headcount increased in research and development from an average of 454 employees during 2010 to an average of 493 employees during 2011, the impact of the higher headcount was partially mitigated by an increase in the number of employees in relatively low cost foreign locations.
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
Interest Expense
Interest expense decreased to $1.6 million in 2011 compared with $3.7 million in 2010. The decrease was partially due to a lower average outstanding loan balance on our secured loan of $67.8 million during 2011, compared with an average loan balance of $73.0 million during 2010. In addition, the effective interest rate was lower in 2011 compared with 2010 primarily due to the expiration of an unfavorable fixed rate swap agreement which expired on September 30, 2010 and more favorable interest rate terms under our 2010 Credit Facility. Also included in the interest expense is amortization of deferred financing fees of $0.2 million and $1.0 million for 2011 and 2010, respectively, that were capitalized as part of the 2010 Credit Facility and a senior secured credit facility entered into in October 2007, as applicable.

Other Income (Expense), Net
Other income increased to $1.2 million in 2011, compared with other expense of $0.8 million in 2010, reflecting foreign exchange related net gains of $1.0 million in 2011 compared with net losses of $1.3 million in 2010 as a result of movements in the currency exchange rates during 2011 and 2010.
Provision for Income Taxes
In 2011, we recognized an income tax expense of $13.0 million compared with an income tax expense of $7.6 million for 2010. The annual effective income tax rate for 2011 was 29.6 % compared with 29.0% for 2010. For 2011, the effective tax rate variance from the U.S. federal statutory rate was primarily attributable to a net tax benefit recognized for the year of approximately $5.5 million offset partially by the unfavorable impact of foreign withholding taxes and non-deductible share-based compensation expense. Approximately $2.8 million of the net tax benefit recognized for the year resulted from our global distribution restructuring which was completed during 2010 and became effective in January 2011. This amount relates primarily to the non-recurring tax effect from the transfer of customer relationship intangible assets and the related deferred tax liabilities from a higher tax rate jurisdiction to a lower tax rate jurisdiction. This entire tax benefit was recorded in the first quarter of 2011 upon completion of our global distribution restructuring. The remaining net tax benefit recognized for the year of approximately $2.7 million relates to the reversal of previously established reserves for uncertain tax positions due to the settlement of a tax inquiry in the United Kingdom in the fourth quarter of 2011. This entire net tax benefit was recorded in the fourth quarter of 2011, the period in which the settlement occurred. For 2010, the effective tax rate variance from the U.S. federal statutory rate was primarily related to earnings recognized in lower tax jurisdictions, and the reduction of a valuation allowance related to net operating losses for one of our subsidiaries in the United Kingdom, partially offset by the write-down of a deferred tax asset relating to the net operating losses in the United Kingdom.
Liquidity and Capital Resources
As of December 31, 2012, we had cash and cash equivalents of $64.6 million and retained earnings of $90.6 million. Of the $64.6 million of cash and cash equivalents held as of December 31, 2012, $27.8 million was held by our foreign subsidiaries, and we plan to indefinitely reinvest the undistributed foreign earnings into our foreign operations. During 2012, we primarily used cash in excess of cash required for operations, to repurchase $49.1 million of our common stock and to make principal payments of $5.0 million under the 2010 Credit Agreement.
Net cash provided by operating activities was $48.9 million in 2012, compared with $79.2 million in 2011. The decrease in cash flow from operations for 2012 compared with 2011 was primarily a result of higher cash taxes in 2012 due to a settlement of certain tax obligations with the IRS related to prior years which resulted in $14.7 million in cash tax payments in the third quarter of 2012. Our operating cash flow is typically significantly influenced by the timing of new and renewal subscriptions, accounts receivable collections and cash expenses. A decrease in sales of new and/or renewal subscriptions or accounts receivable collections, or an increase in our cash expenses, would negatively impact our operating cash flow.
Net cash used in investing activities was $12.6 million in 2012, compared with $9.9 million in 2011. The $2.7 million increase in net cash used in investing activities was primarily due to increased purchases of property and equipment during 2012 compared with 2011 related to our expanding Cloud infrastructure.
Net cash used in financing activities was $47.9 million in 2012, compared with $70.4 million in 2011. The $22.5 million decrease in cash used in financing activities was driven primarily by a reduction in repurchases of our common stock during 2012 compared with 2011, partially offset by a reduction in the proceeds from exercises of stock options and reduced borrowings on our secured loan. In 2012, we used approximately $49.1 million to repurchase our common stock and made principal payments of $5.0 million under the 2010 Credit Agreement.
In October 2010, we entered into the 2010 Credit Agreement. The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and a $5 million sublimit for swing line loans. We may increase the maximum aggregate commitment under the 2010 Credit Agreement to up to $200 million if certain conditions are satisfied, including that we are not in default under the 2010 Credit Agreement at the time of the increase. Loans under the 2010 Credit Agreement are designated, at our election, as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the Eurodollar rate plus 1.00%, and (c) Bank of America’s prime rate, plus (ii) a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate, plus (ii) a margin set forth below. As of December 31, 2012, the total amount outstanding under the 2010 Credit Facility was $68.0 million and the weighted average interest rate was 3.1%.

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
Obligations and commitments. The following table summarizes our contractual payment obligations and commitments as of December 31, 2012 (in thousands):

	Payment Obligations by Year
	2013	2014	2015	2016	2017	Thereafter	Total
2010 Credit Agreement:
Contractual principal payments	$—	$—	$68,000	$—	$—	$—	$68,000
Estimated interest and fees	2,314	2,314	1,914	—	—	—	6,542
Operating leases	5,717	4,784	3,310	2,556	2,629	1,576	20,572
Other commitments	1,101	2,322	27	—	—	—	3,450
Total	$9,132	$9,420	$73,251	$2,556	$2,629	$1,576	$98,564
Obligations under our 2010 Credit Agreement represent the future minimum principal debt payments due under this facility. Estimated interest and fees expected to be incurred on the 2010 Credit Facility are based on known rates and scheduled principal payments, as well as the interest rate swap agreement, as of December 31, 2012 (see Note 6 to the consolidated financial statements).
We lease our facilities under operating lease agreements that expire at various dates through 2018. Approximately 63% of our operating lease commitments are related to our corporate headquarters lease in San Diego, which has escalating rent payments through 2018. The San Diego lease expires in July 2018; however, we have an option to extend the lease for an additional five years. The rent expense related to our worldwide office space leases is recorded monthly on a straight-line basis in accordance with GAAP.
Included in other commitments above are contractual commitment obligations as of December 31, 2012 for inbound software licenses, equipment maintenance, royalty agreements and automobile leases.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $8.9 million of gross unrecognized tax benefits (as more fully described in Note 11 to the consolidated financial statements) have been excluded from the contractual payment obligations table above.

Our board of directors has authorized us to repurchase up to 24 million shares of our common stock under a stock repurchase program. The stock repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and provides the board of directors with authority to modify, suspend or terminate the program at any time. Effective July 17, 2012, the board of directors suspended the stock repurchase program, after repurchasing approximately $2.9 million of our common stock in the third quarter of 2012, to better align with third quarter cash flow. In October 2012, the board of directors resumed the stock repurchase program and authorized management to repurchase up to $5.0 million of our common stock per calendar quarter beginning in the fourth quarter of 2012.

Since October 2009, all share purchases under the stock repurchase program have been made in open market transactions at prevailing market prices in accordance with certain timing conditions set forth in Rule 10b5-1 stock repurchase plans. Depending on market conditions and other factors, including compliance with covenants in the 2010 Credit Agreement, purchases by our agent under the current Rule 10b5-1 stock repurchase plan may be suspended at any time, or from time to time. We repurchased an aggregate of 2,624,256 shares in 2012 for an aggregate of approximately $47.9 million at an average price of $18.26 per share. As of December 31, 2012, we had repurchased a total of 23,036,077 shares of our common stock under this stock repurchase program, for an aggregate of $457.7 million at an average price of $19.87 per share. The 2010 Credit Agreement permits us to repurchase our securities so long as we are not in default under the 2010 Credit Agreement, have complied with all of our financial covenants, and have liquidity of at least $20 million; provided, however, if, after giving effect to any repurchase, our consolidated leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10.0 million in the aggregate in any fiscal year.

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
Off-Balance Sheet Arrangements
As of December 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partners, including entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. However, the impact of this type of adverse movement would be partially mitigated by our interest rate swap agreement that became effective on December 30, 2011. Based on our revolving credit balance at December 31, 2012 and taking into consideration our interest rate swap agreement, our interest expense would increase on a pre‑tax basis by approximately $200,000 during the next 12 months if a 100 basis point adverse move in the interest rate yield curve occurred.
A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at December 31, 2012. Changes in interest rates over time will, however, affect our interest income.
Foreign Currency Exchange Rate Risk
We sell our products through an international distribution network in approximately 130 countries, and we bill certain international customers in Euros, British Pounds, Australian Dollars, Japanese Yen and Chinese Renminbi. Additionally, a significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products.

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
The notional and fair values of foreign currency contracts are summarized as follows (in thousands):

	December 31, 2012			December 31, 2011
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Contracts not designated as hedging instruments:
Euro	9,400	$12,197	$12,401	11,000	$14,909	$14,266
British Pound	6,000	$9,653	$9,759	—	$—	$—
Australian dollar	2,500	$2,585	$2,595	—	$—	$—
Contracts designated as hedging instruments:
Israeli Shekel	17,971	$4,649	$4,799	—	$—	$—
All of the Euro, British Pound and Australian Dollar foreign currency contracts in place as of December 31, 2012 are scheduled to be settled before April 2013. All Israeli Shekel hedging contracts in place as of December 31, 2012 are scheduled to be settled before November 2013.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Websense, Inc.
We have audited the accompanying consolidated balance sheets of Websense, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Websense, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, Websense changed its method of accounting for revenue recognition effective January 1, 2011.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Websense, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 20, 2013

Websense, Inc.
Consolidated Balance Sheets
(In thousands, except par value amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$64,584	$76,201
Accounts receivable, net of allowance for doubtful accounts of $2,066 and $979 as of December 31, 2012 and 2011, respectively	89,071	80,147
Income tax receivable / prepaid income tax	3,989	738
Current portion of deferred income taxes	28,933	30,021
Other current assets	13,249	13,793
Total current assets	199,826	200,900
Cash and cash equivalents – restricted	662	628
Property and equipment, net	18,901	16,832
Intangible assets, net	17,940	26,412
Goodwill	372,445	372,445
Deferred income taxes, less current portion	7,335	8,599
Deposits and other assets	7,352	8,622
Total assets	$624,461	$634,438
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,941	$9,026
Accrued compensation and related benefits	24,981	22,770
Other accrued expenses	12,413	16,534
Current portion of income taxes payable	694	3,187
Current portion of deferred tax liability	42	86
Current portion of deferred revenue	243,945	250,597
Total current liabilities	290,016	302,200
Other long term liabilities	2,044	2,600
Income taxes payable, less current portion	10,514	11,955
Secured loan	68,000	73,000
Deferred tax liability, less current portion	2,026	2,501
Deferred revenue, less current portion	157,112	142,437
Total liabilities	529,712	534,693
Stockholders’ equity:
Common stock - $0.01 par value; 100,000 shares authorized; 36,484 and 38,048 shares issued and outstanding at December 31, 2012 and 2011, respectively	580	568
Additional paid-in capital	443,100	415,573
Treasury stock, at cost	(436,426)	(385,544)
Retained earnings	90,596	72,247
Accumulated other comprehensive loss	(3,101)	(3,099)
Total stockholders’ equity	94,749	99,745
Total liabilities and stockholders’ equity	$624,461	$634,438
See accompanying notes to consolidated financial statements

Websense, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Software and service	$328,276	$325,373	$320,544
Appliance	33,188	38,810	12,218
Total revenues	361,464	364,183	332,762
Cost of revenues:
Software and service	45,560	41,563	45,681
Appliance	13,646	18,056	7,409
Total cost of revenues	59,206	59,619	53,090
Gross profit	302,258	304,564	279,672
Operating expenses:
Selling and marketing	155,254	161,039	157,758
Research and development	63,305	58,247	54,325
General and administrative	42,161	40,863	36,779
Total operating expenses	260,720	260,149	248,862
Income from operations	41,538	44,415	30,810
Interest expense	(2,586)	(1,635)	(3,715)
Other income (expense), net	92	1,239	(834)
Income before income taxes	39,044	44,019	26,261
Provision for income taxes	20,695	13,025	7,609
Net income	$18,349	$30,994	$18,652
Net income per share:
Basic net income per share	$0.50	$0.78	$0.44
Diluted net income per share	$0.49	$0.76	$0.43
Weighted average shares — basic	36,908	39,711	42,409
Weighted average shares — diluted	37,526	40,739	43,438
See accompanying notes to consolidated financial statements

Websense, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$18,349	$30,994	$18,652
Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	44	(538)	—
Unrealized gains (losses) on derivative contracts, net	(175)	(2,940)	1,991
Other comprehensive income (loss) before tax	(131)	(3,478)	1,991
Income tax benefit (provision) related to components of other comprehensive income	129	1,176	(794)
Other comprehensive income (loss), net of tax	(2)	(2,302)	1,197
Comprehensive income	$18,347	$28,692	$19,849
See accompanying notes to consolidated financial statements

Websense, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

			Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
	Common stock
	Shares	Amount
Balance at January 1, 2010	43,410	$529	$330,451	$(194,672)	$22,601	$(1,994)	$156,915
Issuance of common stock upon exercise of options	973	10	15,982	—	—	—	15,992
Issuance of common stock for ESPP purchase	440	5	5,986	—	—	—	5,991
Issuance of common stock from restricted stock units, net	268	4	—	(2,900)	—	—	(2,896)
Share-based compensation expense	—	—	22,565	—	—	—	22,565
Tax shortfall from share-based compensation	—	—	(1,755)	—	—	—	(1,755)
Purchase of treasury stock	(4,090)	—	—	(84,998)	—	—	(84,998)
Net income	—	—	—	—	18,652	—	18,652
Other comprehensive income	—	—	—	—	—	1,197	1,197
Balance at December 31, 2010	41,001	548	373,229	(282,570)	41,253	(797)	131,663
Issuance of common stock upon exercise of options	1,026	10	16,890	—	—	—	16,900
Issuance of common stock for ESPP purchase	473	5	6,609	—	—	—	6,614
Issuance of common stock from restricted stock units, net	335	5	—	(2,984)	—	—	(2,979)
Share-based compensation expense	—	—	18,976	—	—	—	18,976
Tax shortfall from share-based compensation	—	—	(131)	—	—	—	(131)
Purchase of treasury stock	(4,787)	—	—	(99,990)	—	—	(99,990)
Net income	—	—	—	—	30,994	—	30,994
Other comprehensive loss	—	—	—	—	—	(2,302)	(2,302)
Balance at December 31, 2011	38,048	568	415,573	(385,544)	72,247	(3,099)	99,745
Issuance of common stock upon exercise of options	157	2	2,281	—	—	—	2,283
Issuance of common stock for ESPP purchase	521	5	6,747	—	—	—	6,752
Issuance of common stock from restricted stock units, net	382	5	—	(2,972)	—	—	(2,967)
Share-based compensation expense	—	—	20,110	—	—	—	20,110
Tax shortfall from share-based compensation	—	—	(1,611)	—	—	—	(1,611)
Purchase of treasury stock	(2,624)	—	—	(47,910)	—	—	(47,910)
Net income	—	—	—	—	18,349	—	18,349
Other comprehensive loss	—	—	—	—	—	(2)	(2)
Balance at December 31, 2012	36,484	$580	$443,100	$(436,426)	$90,596	$(3,101)	$94,749
See accompanying notes to consolidated financial statements

Websense, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$18,349	$30,994	$18,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,351	26,286	37,873
Share-based compensation	20,110	18,976	22,565
Deferred income taxes	2,036	5,423	(264)
Unrealized loss (gain) on foreign exchange	279	(137)	490
Excess tax benefit from share-based compensation	(555)	(2,596)	(1,552)
Changes in operating assets and liabilities:
Accounts receivable	(7,836)	957	1,712
Other assets	835	2,251	(5,121)
Accounts payable	(2,135)	1,667	2,346
Accrued compensation and related benefits	1,877	449	(274)
Other liabilities	(3,635)	(4,161)	(2,246)
Deferred revenue	8,021	(1,246)	14,191
Income taxes payable and receivable/prepaid	(8,765)	328	1,747
Net cash provided by operating activities	48,932	79,191	90,119
Investing activities:
Change in restricted cash and cash equivalents	(21)	31	(199)
Purchase of property and equipment	(12,546)	(9,117)	(9,259)
Purchase of intangible assets	—	(765)	—
Net cash used in investing activities	(12,567)	(9,851)	(9,458)
Financing activities:
Proceeds from secured loan	—	87,000	5,000
Principal payments on secured loan	(5,000)	(81,000)	(25,000)
Principal payments on capital lease obligation	(587)	(569)	(532)
Cash paid for deferred financings fees under secured loan	(35)	(35)	(864)
Proceeds from exercise of stock options	2,464	16,719	15,992
Proceeds from issuance of common stock for stock purchase plan	6,752	6,614	5,991
Excess tax benefit from share-based compensation	555	2,596	1,552
Tax payments related to restricted stock unit issuances	(2,967)	(2,979)	(2,896)
Purchase of treasury stock	(49,109)	(98,712)	(84,854)
Net cash used in financing activities	(47,927)	(70,366)	(85,611)
Effect of exchange rate changes on cash and cash equivalents	(55)	(163)	(522)
Decrease in cash and cash equivalents	(11,617)	(1,189)	(5,472)
Cash and cash equivalents at beginning of period	76,201	77,390	82,862
Cash and cash equivalents at end of period	$64,584	$76,201	$77,390
Cash paid during the period for:
Income taxes including interest and penalties, net of refunds	$28,279	$8,597	$6,792
Interest	$2,332	$1,421	$3,571
Non-cash financing activities:
Change in operating assets and liabilities for unsettled purchase of treasury stock and exercise of stock options	$(1,018)	$1,097	$144
Capital lease obligation incurred for a software license arrangement	$—	$—	$1,688
See accompanying notes to consolidated financial statements

Websense, Inc.
Notes To Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Description of Business
Websense, Inc. (“Websense” or the “Company”) commenced operations in 1994. Websense is a global provider of unified Web, email, mobile and data security solutions designed to protect an organization's data and users from external and internal threats, including modern cyber-threats, advanced malware attacks, information leaks, legal liability and productivity loss. The Company provides its solutions to its customers as software installed on standard servers or other information technology hardware, including the Company's optimized appliances, as a software-as-a-service (otherwise referred to as a cloud-based or “Cloud” service) offering, or in a hybrid hardware/Cloud configuration. The Company's products and services are sold worldwide to provide content security to enterprise customers, small and medium sized businesses, public sector entities, and Internet service providers through a network of distributors, value-added resellers and original equipment manufacturers (“OEMs”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America. Significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents (including restricted cash and cash equivalents), accounts receivable, accounts payable, accrued liabilities and income tax receivable and payables approximate their fair values.
Cash and Cash Equivalents (including restricted cash and cash equivalents)
The Company considers all highly liquid investments with a maturity of ninety days or less when purchased to be cash equivalents. The Company generally invests its excess cash in interest-bearing, investment-grade money market funds with strong credit ratings. Such investments are made in accordance with the Company's investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified if necessary to take advantage of trends in yields and interest rates. The Company has not experienced any losses on its cash equivalents. As of December 31, 2012, the Company's restricted cash relates to certain lease guarantees in international locations.
Concentration of Credit Risk
The Company sells its products to customers primarily in the United States, Canada, Europe, Asia, Australia and Latin America (See Note 4). The Company maintains a reserve for potential credit losses and historically such losses have been within management's estimates. One of the Company's broad-line distributors in North America, Ingram Micro, accounted for approximately 28% of the Company's revenues during 2012 and 2011 compared with 31% of revenues during 2010. Amounts receivable from Ingram Micro included in the accompanying balance sheets were 15% and 11% of total accounts receivable as of December 31, 2012 and 2011, respectively.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of the Company's customers to pay their invoices. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Inventory
Inventory, which consists primarily of appliance hardware held at the Company's fulfillment partner locations, is stated at lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first in, first out basis. Inventory balances are included in other current assets on the accompanying consolidated balance sheets and were $2.0 million and $2.2 million at December 31, 2012 and 2011, respectively.

Deferred Cost of Revenues
Deferred cost of revenues consists of costs associated with revenues on our appliance products. As described in the Revenue Recognition section below, our cost of revenues were impacted by the adoption of amended revenue recognition rules under which costs associated with revenues on our appliance products are generally recognized when the appliances are sold. Deferred costs of revenues included in other current assets (current portion) and deposits and other assets (long term portion) on the consolidated balance sheets were $2.1 million and $4.4 million as of December 31, 2012 and 2011, respectively.
Deferred Financing Costs
The Company capitalizes deferred financing costs incurred in connection with its credit agreement and amortizes those costs over the term of the credit agreement. Deferred financing costs included in other current assets (current portion) and deposits and other assets (long term portion) on the consolidated balance sheets were $0.7 million and $0.9 million as of December 31, 2012 and 2011, respectively.
Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, ranging from three to seven years. Depreciation and amortization of leasehold improvements are computed using the shorter of the remaining lease term or the economic life.
Acquisitions, Goodwill and Other Intangible Assets
The Company accounts for acquired businesses using the acquisition method of accounting, in accordance with GAAP accounting rules for business combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. The Company reviews goodwill that has an indefinite useful life for impairment at least annually in its fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. The Company amortizes the cost of identified intangible assets using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are realized. The Company reviews for impairment by facts or circumstances, either external or internal, indicating that the Company may not recover the carrying value of the asset. The Company measures impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. The Company measures fair value generally based on the estimated future cash flows generated by the asset. Its analysis is based on available information and on assumptions and projections that the Company considers to be reasonable and supportable. If necessary, the Company performs subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. No impairment losses were recorded in 2012, 2011 or 2010.
Computer Software Costs
Computer software development costs for the development of specific computer software products are capitalized, when significant, after establishment of technological feasibility and marketability. There have been no such costs capitalized to date as the costs incurred during the period between technological feasibility to general release have not been significant.
Derivatives
The Company uses derivative financial instruments to manage foreign currency risk relating to foreign exchange rates, and to manage interest rate risk relating to the Company's variable rate secured loan. The Company does not use these instruments for speculative or trading purposes. The Company's objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates and changes in interest rates. Derivative instruments are recognized as either assets or liabilities in the accompanying financial statements and are measured at fair value. Gains and losses resulting from changes in the fair values of those derivative instruments are recorded to earnings or other comprehensive income (loss) depending on the use of the derivative instrument and whether it qualifies for hedge accounting.

Functional Currency Designations
As of December 31, 2010, the Company's international subsidiaries had the U.S. dollar as their functional currencies. In connection with the completion of a global restructuring of the Company's international distribution operations during 2010 that became effective at the beginning of 2011, the Company reassessed the functional currency designation of each of its subsidiaries and determined that a change in functional currency from the U.S. dollar to the respective local currency for certain of its subsidiaries was appropriate as the primary economic environment in which these entities operate changed as a result of the restructuring. The change in functional currency designation was made prospectively effective as of the beginning of fiscal 2011 and the adjustment from translating these subsidiaries' financial statements from the local currency to the U.S. dollar was recorded as a separate component of accumulated other comprehensive income. Foreign currency translation adjustments generally reflect the translation of the balance sheet at period end exchange rates and the income statement at an average exchange rate in effect during the respective period. As a result of the change in functional currency, the Company recorded a cumulative translation adjustment of approximately $(0.3) million in 2011, which is included in the consolidated balance sheet.
The Company recorded foreign currency transaction gains (losses) of $(0.3) million, $1.0 million and $(1.3) million for the years ended December 31, 2012, 2011 and 2010, respectively, which are included in other income (expense), net on its consolidated statements of operations.
Comprehensive Income (Loss)
The accumulated unrealized derivative gains (losses), net of tax, on the Company's derivative contracts included in accumulated other comprehensive loss were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Beginning balance	$(936)	$828	$(369)
Net change during the period	(46)	(1,764)	1,197
Ending balance, net of tax	$(982)	$(936)	$828
Revenue Recognition
The majority of the Company's revenues are derived from software and Cloud products sold on a subscription basis. A subscription is generally 12, 24 or 36 months in duration and for a fixed number of seats. The Company recognizes revenues for the software and Cloud subscriptions, including any related technical support, on a daily straight-line basis, commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, the Company electronically delivers software access codes to customers and then promptly invoices customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice date.
In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance any tangible products containing software components and non-software components that operate together to deliver the product's essential functionality. In addition, the FASB amended the accounting standards for certain multiple element revenue arrangements to:

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

A portion of the Company's revenues are generated from the sale of appliances, which are standard servers optimized for the Company's software products. These appliances contain software components, such as operating systems, that operate together with the hardware platform to provide the essential functionality of the appliance. Based on the amended accounting standards, when sold in a multiple element arrangement that includes software deliverables, the Company's hardware appliances are considered non-software deliverables and are no longer accounted for under the industry-specific software revenue recognition guidance. When appliance orders are taken, the Company ships the product, invoices the customer and recognizes revenues when title/risk of loss passes to the buyer (typically upon delivery to a common carrier) and the other criteria of revenue recognition are met. The revenues recognized are based upon BESP, as outlined further below.
For transactions entered into prior to the adoption of the amended revenue standards on January 1, 2011, all elements in a multiple element arrangement containing software were treated as a single unit of accounting as the Company did not have adequate support for VSOE of fair value of undelivered elements. As a result, the Company deferred revenue on its multiple element arrangements until only the post-contract customer support (database updates and technical support) or other services not essential to the functionality of the software remained undelivered. At that point, the revenues were amortized over the remaining life of the software subscription or estimated delivery term of the services, whichever was longer.
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
During 2012, the Company recognized $33.2 million in revenues from appliance sales, of which $27.3 million represented the immediate recognition of revenue upon shipment and the remaining $5.9 million represented primarily the ratable recognition of deferred revenue from appliance sales recorded prior to the adoption of the amended revenue recognition rules. The Company expects to recognize revenues of $2.2 million during 2013 from appliance sales made prior to 2011 that are recorded in deferred revenue as of December 31, 2012. The Company recognized $13.6 million in cost of revenues from appliance sales, of which $2.6 million represented the ratable recognition of deferred cost of revenues from appliance sales recorded prior to the adoption of the amended revenue recognition rules and $11.0 million of immediate recognition of cost of revenues upon shipment. The Company expects to recognize costs of revenues of $1.0 million during 2013 from appliance sales made prior to 2011 that are recorded in deferred cost of revenues as of December 31, 2012. The amended standards for revenue recognition are expected to continue to affect total revenues in future periods, although the impact on the timing and pattern of revenues will vary depending on the nature and volume of new or materially modified contracts in any given period.
For the Company's OEM contracts, the Company grants its OEM customers the right to incorporate the Company's products into the OEMs' products for resale to end users. The OEM customer pays the Company a royalty fee for each resale of a subscription to the Company's product to an end user over a specified period of time. The Company recognizes revenues associated with the OEM contracts ratably over the contractual period for which the Company is obligated to provide services to the OEM. These services consist of software updates, technical support and database updates to the Company's products. To the extent the Company provides any custom software and engineering services in connection with an OEM arrangement, the Company defers recognition of all revenue until acceptance of the custom software.
The Company records distributor marketing payments and channel rebates as an offset to revenues, unless it receives an identifiable benefit in exchange for the consideration and it can estimate the fair value of the benefit received. The Company recognizes distributor marketing payments as an offset to revenues in the period the marketing service is provided and it recognizes channel rebates as an offset to revenues on a straight-line basis over the term of the corresponding subscription agreement. During 2012, 2011 and 2010, the Company offset revenue for distributor marketing payments of $2.8 million, $3.1 million and $3.1 million, respectively, and channel rebates of $3.7 million, $3.8 million and $3.5 million, respectively.

Shipping and Handling
The Company's policy for shipping and handling is to classify the costs as a component of costs of revenues.
Advertising Expenses
Advertising costs are expensed as incurred. Total advertising costs for each of the years ended December 31, 2012, 2011 and 2010 were $6.9 million, $6.1 million and $6.0 million, respectively.
Share-Based Compensation
The Company estimates the fair value of options and employee stock purchase plan shares granted using the Black-Scholes option valuation model and the assumptions shown in the table in Note 9. The Company estimates the expected term of options granted based on the history of grants and exercises in the Company's option database. The Company estimates the volatility of its common stock at the date of grant based on both the historical volatility as well as the implied volatility of publicly traded options on its common stock. The Company bases the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero. The Company amortizes the fair value ratably over the vesting period of the awards. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.
Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of the Company's common stock on the date of grant and is recognized ratably over the vesting period of the awards. Performance based restricted stock units have performance based vesting components that vest only if performance criteria are met for each respective performance period. If the performance criteria are not met for a performance period, then the related performance awards that would have vested are forfeited. Certain performance criteria allow for different vested amounts based on the level of achievement of the performance criteria. Fair value has been measured on the grant date and is recognized over the expected vesting period, provided we determine it is probable that the performance criteria will be met.
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

The following table presents the calculations of basic and diluted net income per share (in thousands, except per share amounts):

	Years ended December 31,
	2012	2011	2010
Net income	18,349	30,994	18,652

Weighted average shares - basic	36,908	39,711	42,409
Effect of dilutive securities	618	1,028	1,029
Weighted averages shares - dilutive	37,526	40,739	43,438

Net income per share, basic	$0.50	$0.78	$0.44
Effect of dilutive securities	(0.01)	(0.02)	(0.01)
Net income per share, dilutive	$0.49	$0.76	$0.43

Anti-dilutive employee share based awards, excluded	5,595	4,466	5,519
2. Property and Equipment
Property and equipment, net consisted of the following (in thousands, except years):

	Estimated	December 31,
	Useful Lives	2012	2011
Computer hardware and software	3 years	$58,651	$45,783
Leasehold improvements, office furniture and equipment	3-7 years	13,185	13,124
		71,836	58,907
Accumulated depreciation		(52,935)	(42,075)
Total		$18,901	$16,832
Depreciation expense, including amortization of assets recorded under capital leases, for 2012, 2011 and 2010 was $11.6 million, $10.4 million and $10.3 million, respectively.
Included in property and equipment is a capital lease obligation for a software license arrangement that had an original cost of $1.7 million and a net book value of $0 and approximately $0.6 million as of December 31, 2012 and 2011, respectively.
3. Intangible Assets
Intangible assets subject to amortization consisted of the following (in thousands, except years):

	December 31, 2012				December 31, 2011
	Remaining Weighted Average Life (in years)	Cost	Accumulated Amortization	Net	Remaining Weighted Average Life (in years)	Cost	Accumulated Amortization	Net
Customer relationships	3.9	$69,200	$(52,736)	$16,464	4.8	$69,200	$(46,690)	$22,510
Technology	4.8	2,457	(981)	1,476	3.2	15,157	(11,255)	3,902
Total	4.0	$71,657	$(53,717)	$17,940	4.6	$84,357	$(57,945)	$26,412

Amortization expense of intangible assets for 2012, 2011 and 2010 was $8.5 million, $15.7 million and $26.5 million, respectively. As of December 31, 2012, remaining amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2013	$5,721
2014	4,689
2015	3,863
2016	3,429
2017	214
Thereafter	24
Total	$17,940
4. Geographic Information
The Company operates under one operating segment, which focuses on being a global provider of unified Web, email, mobile and data security solutions. The Company's chief operating decision makers allocate resources and make decisions based on financial data consistent with the presentation in the accompanying consolidated financial statements.
The following presents revenues attributed to customers located in the Company's country of domicile (the United States) and those attributed to foreign customers (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$175,154	$182,402	$165,272
Europe, Middle East and Africa	116,579	117,971	113,721
Asia/Pacific	34,953	31,903	25,785
Canada and Latin America	34,778	31,907	27,984
Total	$361,464	$364,183	$332,762
The United Kingdom accounted for $41.7 million, $40.5 million and $42.9 million of total revenue for the fiscal years 2012, 2011 and 2010, respectively. No other foreign country represented more than 5% of total revenue.
The net carrying values of the Company's property and equipment assets are located in the following geographic areas (in thousands):

	Years Ended December 31,
	2012	2011
United States	$10,111	$9,421
China	3,048	2,879
United Kingdom	2,169	1,366
Ireland	1,152	1,579
Other	2,421	1,587
Total	$18,901	$16,832

5. Deferred Revenue
The Company expects to recognize revenue related to contractual arrangements in existence as of December 31, 2012 as follows (in thousands):

Years Ending December 31,
2013	$243,945
2014	101,920
2015	44,786
2016	7,821
2017	2,402
Thereafter	183
Total	$401,057
6. Credit Facility
In October 2010, the Company entered into a senior credit facility (the “2010 Credit Agreement”). The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and a $5 million sublimit for swing line loans. The Company may borrow and make repayments under the revolving credit facility depending on its liquidity position. During 2012, the Company made repayments of $5 million under this credit facility. The Company may increase the maximum aggregate commitment under the 2010 Credit Agreement to up to $200 million if certain conditions are satisfied, including that it is not in default under the 2010 Credit Agreement at the time of the increase. Loans under the 2010 Credit Agreement are designated at the Company’s election as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the Eurodollar rate plus 1.00%, and (c) Bank of America’s prime rate plus (ii) a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate, plus (ii) a margin set forth below. As of December 31, 2012, the Company’s weighted average interest rate was 3.11%.
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
Indebtedness under the 2010 Credit Agreement is secured by substantially all of the Company’s assets, including pledges of stock of certain of its subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by its domestic subsidiaries. The 2010 Credit Agreement contains affirmative and negative covenants, including an obligation to maintain a certain consolidated leverage ratio and consolidated interest coverage ratio and restrictions on the Company’s ability to borrow money, to incur liens, to enter into mergers and acquisitions, to make dispositions, to pay cash dividends or repurchase capital stock, and to make investments, subject to certain exceptions. The 2010 Credit Agreement does not require the Company to use excess cash to pay down debt. The Company was in compliance with all covenants as of December 31, 2012.
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

The secured revolving credit facility under the 2010 Credit Agreement is included in the line item "Secured loan" on the Company’s consolidated balance sheets and had a balance of $68.0 million and $73.0 million as of December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012, future remaining minimum principal payments under the secured loan will be due in October 2015 when the revolving credit facility matures. The unused portion of the revolving credit facility as of December 31, 2012 was $52.0 million.
7. Fair Value Measurements
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
The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012			December 31, 2011
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Level 1 (1)	Level 2 (2)	Level 3 (3)
Assets:
Cash equivalents - money market funds	$1,561	$—	$—	$1,558	$—	$—
Foreign currency derivatives not designated as hedges	—	2	—	—	643	—
Foreign currency derivatives designated as cash flow hedges	—	150	—	—	—	—
Liabilities:
Interest rate derivatives	—	(1,885)	—	—	(1,561)	—
Foreign currency derivatives not designated as hedges	—	(322)	—	—	—	—
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
Fair Value Measurements on a Nonrecurring Basis
As of December 31, 2012, the Company’s secured loan, with a carrying value of $68.0 million, had an estimated fair value of $68.1 million, which the Company determined using a discounted cash flow model with a discount rate of 2.06%, which represents the Company’s estimated incremental borrowing rate.
8. Derivative Instruments
In connection with the 2010 Credit Agreement, the Company entered into an interest rate swap agreement to pay a fixed rate of interest (1.778% per annum) and receive a floating rate interest payment (based on the three-month LIBOR) on a principal amount of $50 million. The $50 million swap agreement became effective on December 30, 2011 and expires on October 29, 2015. The interest rate swap was designated as a cash flow hedge. Under hedge accounting, the effective portion of the derivative fair value gains or losses is deferred in accumulated other comprehensive loss ("AOCI"), net of tax.
The Company utilizes Euro, British Pound and Australian Dollar foreign currency forward contracts to hedge anticipated foreign currency denominated net monetary assets. All such contracts entered into were not designated as hedging instruments and were not required to be tested for effectiveness as hedge accounting was not elected. Gains and losses on the contracts are included in other income (expense), net, and substantially offset foreign exchange gains and losses from the remeasurement of current assets or liabilities denominated in currencies other than the functional currency of the reporting entity. All of these contracts in place as of December 31, 2012 are scheduled to be settled before April 2013.

During the year ended December 31, 2012, the Company utilized Israeli Shekel foreign currency forward contracts to hedge anticipated Israeli Shekel denominated operating expenses. All such contracts were designated as cash flow hedges and were deemed effective. The effective portion of the derivative instrument's gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedge exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. There was no ineffective portion nor was any amount excluded from effectiveness testing during any of the periods presented in the accompanying consolidated financial statements. During the years presented, the Company did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would occur. All Israeli Shekel hedging contracts in place as of December 31, 2012 are scheduled to be settled before November 2013.
The fair value of derivative instruments and the line items to which they are recorded in the accompanying consolidated balance sheets are summarized as follows (in thousands):

	Fair Value of Derivatives
	December 31, 2012	December 31, 2011	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign currency derivatives	$150	$—	Other current assets
Interest rate derivatives	(665)	(407)	Other accrued expenses
Interest rate derivatives	(1,220)	(1,154)	Other long term liabilities
	(1,735)	(1,561)
Derivatives not designated as hedging instruments:
Foreign currency derivatives	2	643	Other current assets
Foreign currency derivatives	(322)	—	Other accrued expenses
	(320)	643
Total	$(2,055)	$(918)

The effect of cash flow hedging instruments on other comprehensive income ("OCI") and the accompanying consolidated statements of operations are summarized as follows (in thousands):

Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location and Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Year Ended December 31,			Line item in Consolidated Statements of Operations	Year Ended December 31,
	2012	2011	2010		2012	2011	2010
Interest rate derivatives	$(325)	$(2,940)	$1,991	Interest expense	$(668)	$—	$(625)
Foreign currency derivatives	150	—	—	Research and development	(54)	—	14
Total	$(175)	$(2,940)	$1,991		$(722)	$—	$(611)

The effect on the accompanying consolidated statements of operations of derivative instruments not designated as hedges is summarized as follows (in thousands):

	Location and Amount of Gain (Loss)
	Line item in Consolidated Statements of Operations	Year Ended December 31,
Derivatives Not Designated as Hedges		2012	2011	2010
Foreign currency derivatives	Other income (expense), net	$(289)	$860	$443

The notional and fair value amounts of outstanding foreign currency derivatives are summarized as follows (in thousands):

	December 31, 2012			December 31, 2011
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Derivatives not designated as hedging instruments:
Euro	9,400	$12,197	$12,401	11,000	$14,909	$14,266
British pound	6,000	$9,653	$9,759	—	$—	$—
Australian dollar	2,500	$2,585	$2,595	—	$—	$—
Derivatives designated as hedging instruments:
Israeli Shekel	17,971	$4,649	$4,799	—	$—	$—
9. Share-based Compensation
Total share-based compensation expense (excluding tax effects) for all stock awards consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Share-based compensation in:
Cost of revenues	$1,224	$1,097	$1,270
Total share-based compensation in cost of revenues	1,224	1,097	1,270
Selling and marketing	7,401	5,893	7,160
Research and development	4,779	3,827	5,285
General and administrative	6,706	8,159	8,850
Total share-based compensation in operating expenses	18,886	17,879	21,295
Total	$20,110	$18,976	$22,565
The Company used the following assumptions to estimate the fair value of stock options granted and for stock purchased under the employee stock purchase plan:

	Years Ended December 31,
	2012	2011	2010
Stock options granted:
Average expected life (years)	3.4	3.4	3.4
Average expected volatility factor	40.8%	42.1%	42.4%
Average risk-free interest rate	0.4%	1.1%	1.4%
Average expected dividend yield	—	—	—

Stock purchased under the employee stock purchase plan:
Average expected life (years)	1.3	1.3	1.3
Average expected volatility factor	37.1%	44.4%	41.7%
Average risk-free interest rate	0.3%	0.2%	0.4%
Average expected dividend yield	—	—	—
At December 31, 2012, there was $38.2 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of approximately 2.1 years.

10. Stockholders' Equity
Employee Stock Plans
In June 2009, the stockholders of the Company approved the Company's 2009 Equity Incentive Plan (the “2009 Plan”) as a successor to and continuation of the Company's Amended and Restated 2000 Stock Incentive Plan and the Company's 2007 Stock Incentive Assumption Plan (collectively, the “Prior Plans”). All outstanding stock awards under the Prior Plans continue to be subject to the terms and conditions as set forth in the agreements evidencing such awards. The 2009 Plan provides for the grant of awards to the Company's employees, directors and consultants. The 2009 Plan provides for the grant of the following awards: incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The aggregate number of shares of Common Stock that may be issued pursuant to the 2009 Plan is not to exceed 17,500,442 shares (the “Share Reserve”); however, if any shares of common stock issued pursuant to a stock award are forfeited back to the Company, then the shares that are forfeited become available for issuance under the 2009 Plan. The stock issuable under the 2009 Plan are shares of authorized but unissued or reacquired Common Stock, including shares repurchased by the Company on the open market or otherwise. To date, only non-statutory stock options and restricted stock units have been granted under the Prior Plans and 2009 Plan.
The following shares of common stock are reserved for future issuance as of December 31, 2012:

Number of Shares
Stock options and restricted stock units:
Granted and outstanding	7,631,490
Reserved for future grants	4,377,670
Employee Stock Purchase Plan:
Reserved for future issuance	869,591
Total	12,878,751
Stock Options
Stock options are generally exercisable for a period of seven years from the date of grant and generally vest 25% one year from the date of grant and ratably each month thereafter for a period of 36 months. The exercise price of stock options generally must not be less than the fair market value on the date of grant.
The following table summarizes the Company’s stock option activity for 2012:

	Number of Shares	Weighted Average Exercise Price per Share
Balance at December 31, 2011	6,101,486	$23.25
Granted	871,000	16.35
Exercised	(156,733)	14.56
Canceled	(34,306)	20.22
Expired	(804,815)	24.15
Balance at December 31, 2012	5,976,632	22.37
The weighted average fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $4.94, $7.54 and $6.49 per share, respectively, based on the grant date fair value of the stock options. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.6 million, $7.2 million and $5.2 million, respectively. The total fair value of stock options vested during the years ended December 31, 2012, 2011 and 2010 was $1.9 million, $4.3 million and $8.1 million, respectively.
As of December 31, 2012, there were 5,047,195 stock options exercisable with a weighted average exercise price of 23.44. The Company defines in-the-money stock options at December 31, 2012 as stock options that had exercise prices that were lower than $15.04, the market price of the Company's common stock at that date. As of December 31, 2012, the weighted-average remaining contractual term of options outstanding is 2.6 years and the weighted-average remaining contractual term of options currently exercisable is 1.9 years. The aggregate intrinsic value of all exercisable and non-exercisable stock options outstanding and in-the-money at December 31, 2012 was $0.9 million. The aggregate intrinsic value of only exercisable stock options outstanding and in-the-money at December 31, 2012 was $0.5 million. There were 612,407 stock options in-the-money at December 31, 2012, of which 243,601 stock options were exercisable.

Restricted Stock Units
Restricted stock units are subject to vesting and the holders of the restricted stock units are entitled to delivery of the underlying common stock on the applicable vesting date. The restricted stock units generally vest 25% one year from the date of grant with semi-annual vesting thereafter for a period of 36 months. The Company also grants restricted stock units with performance-based vesting schedules to certain of its officers. Performance criteria are based on the Company's achievement of certain annual billings objectives set by the Company's board of directors. Upon achievement of these performance objectives shares of restricted stock units are subject to vest at 50% on the second anniversary of the grant date and the remaining 50% will vest on the third anniversary of the grant date. These restricted units are subject to vest only if the officer is continuously employed through each vesting date. Through December 31, 2012, the Company granted 4,395,384 restricted stock units of which 1,608,703 have vested and been issued and 1,131,823 have been forfeited. The remaining 1,654,858 restricted stock units have a weighted average grant date fair value of $18.52 per share, a weighted average remaining contractual term of 1.3 years and an aggregate intrinsic value of $24.9 million at December 31, 2012.
The following table summarizes the Company’s restricted stock unit activity during 2012:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2011	1,545,725	$19.54
Granted	944,902	17.21
Released	(560,719)	16.62
Canceled	(275,050)	19.20
Balance at December 31, 2012	1,654,858	18.52
Employee Stock Purchase Plan
Beginning with the 2001 calendar year and ending with (and including) the calendar year 2010, the Company's Amended and Restated 2000 Employee Stock Purchase Plan (the “Purchase Plan”) provided for automatic annual increases in the number of shares reserved for issuance thereunder equal to the lesser of (i) 1% of the Company's outstanding shares on the last trading day in December of the immediately preceding calendar year or (ii) 750,000 shares. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Under the Purchase Plan, the board of directors may authorize participation by eligible employees, including officers, in periodic offerings following commencement of the Purchase Plan. Shares issued and available for issuance are as follows:

Number of Shares
Shares reserved for issuance at December 31, 2009	1,870,443
Shares reserved for issuance during 2010 based on the automatic increase in shares authorized	434,099
Shares issued during 2010	(440,255)
Shares reserved for issuance at December 31, 2010	1,864,287
Shares issued during 2011	(473,206)
Shares reserved for issuance at December 31, 2011	1,391,081
Shares issued during 2012	(521,490)
Shares reserved for issuance at December 31, 2012	869,591
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

Treasury Stock
The Company repurchased shares of its common stock under its stock repurchase program during the year ended December 31, 2012. The Company's board of directors has authorized the repurchase of up to 24 million shares of its common stock under a stock repurchase program. The stock repurchase program does not have an expiration date, does not require the Company to purchase a specific number of shares and may be modified, suspended or terminated at any time by the Company's board of directors. Effective July 17, 2012, the board of directors suspended the stock repurchase program, after repurchasing approximately $2.9 million of our common stock in the third quarter of 2012, to better align with third quarter cash flow. In October 2012, the board of directors resumed the stock repurchase program and authorized management to repurchase up to $5.0 million of the Company's common stock per calendar quarter beginning in the fourth quarter of 2012.
Since October 2009, all share purchases under the stock repurchase program have been made in open market transactions at prevailing market prices in accordance with certain timing conditions set forth in Rule 10b5-1 stock repurchase plans. Depending on market conditions and other factors, including compliance with covenants in the 2010 Credit Agreement, purchases the Company's agent under the current Rule 10b5-1 stock repurchase plan may be suspended at any time, or from time to time. During 2012 the Company repurchased an aggregate of 2,624,256 shares of its common stock for an aggregate of approximately $47.9 million at an average price of $18.26 per share. As of December 31, 2012 the Company had repurchased a total of 23,036,077 shares of its common stock under the stock repurchase program, for an aggregate of $457.7 million at an average share price of $19.87 per share. The 2010 Credit Agreement permits the Company to repurchase its securities so long as it is not in default under the 2010 Credit Agreement, has complied with all of its financial covenants, and has available cash and cash equivalents (including availability under the secured revolving loan) of at least $20 million; provided, however, if, after giving effect to any repurchase, the Company’s leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10 million in the aggregate in any fiscal year.
11. Income Taxes
Income before income taxes includes the following components (in thousands):

	Years ended December 31,
	2012	2011	2010
United States	$20,163	$26,674	$16,820
Foreign	18,881	17,345	9,441
Total	$39,044	$44,019	$26,261
The provision for income taxes is as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Current:
Federal	$16,905	$2,882	$3,251
Foreign	2,993	4,606	4,099
State	704	528	2,286
	20,602	8,016	9,636
Deferred:
Federal	159	6,596	1,288
Foreign	(511)	(1,863)	(3,881)
State	445	276	566
	93	5,009	(2,027)
Total	$20,695	$13,025	$7,609

The reconciliation of income tax computed at the federal statutory rate to the provision for income taxes is as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Statutory rate	$13,666	$15,407	$9,200
Foreign tax	(6,187)	480	(4,436)
State tax	843	1,421	2,632
Credits	—	(1,648)	(1,307)
Share-based compensation	2,649	1,297	1,777
Uncertain tax positions	(66)	(3,260)	(1,386)
Settlement with tax authorities	8,799	—	—
Other	991	(672)	1,129
Total	$20,695	$13,025	$7,609
Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Deferred revenue	$27,790	$29,112
Share-based compensation	18,666	18,983
State tax	—	78
Reserves and accruals not currently deductible	3,970	4,693
Net operating losses	1,453	1,885
Tax credits	1,006	897
Other	1,242	825
Gross deferred tax assets	54,127	56,473
Valuation allowance for deferred tax assets	(2,266)	(2,227)
Deferred tax assets, net	51,861	54,246
Deferred tax liabilities:
Basis difference in intangibles	(15,388)	(15,591)
Other	(2,274)	(2,622)
Total, net	$34,199	$36,033
A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has previously established a full valuation allowance against acquired net operating loss and foreign tax credit carryforwards in jurisdictions, primarily the United States federal and state, in which it is more likely than not that such carryforwards will not be utilized in the foreseeable future. The net change in the total valuation allowance for the year ended December 31, 2012 was an increase of $39,000.
Periodically, management reassesses the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on the Company's assessment of these items during 2012, specifically the expected reversal of existing taxable temporary differences and a history of generating taxable income in applicable tax jurisdictions, the Company determined that it is more likely than not that the balance of its net deferred tax assets will be realized.
As of December 31, 2012, the Company had net operating loss carryforwards for federal, state, United Kingdom, Brazil, Singapore and China of approximately $2.9 million, $20.8 million, $0.1 million, $0.8 million, $0.5 million and $0.2 million, respectively. All of the U.S. federal and a portion of the state net operating losses are subject to annual limitations due to changes in ownership. If not utilized, the federal net operating loss carryforward will begin to expire in 2027, the state net operating loss carryforwards will continue to expire in 2013, and the China net operating loss carryforward will expire in 2013. The net operating loss carryforwards in the United Kingdom, Singapore and Brazil have no expiration date.

As of December 31, 2012, the Company had approximately $40.7 million of undistributed earnings related to its foreign subsidiaries. Management believes that these earnings will be indefinitely reinvested in foreign jurisdictions; accordingly, the Company has not provided for U.S. federal income taxes related to these earnings. However, upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. Due to the complex nature of U.S. and foreign tax laws, it is not practicable for the Company to estimate the amount of the unrecognized deferred tax liability associated with the unremitted earnings of its foreign subsidiaries.
The Company operates under a qualified tax incentive in China, which was in effect through 2012. The tax holiday was conditional upon the Company's meeting certain employment, investment or qualified project criteria. The tax incentive decreased the Company's taxes in China by approximately $0.1 million, $0.2 million and $0.1 million for 2012, 2011 and 2010, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Balance at beginning of year	$10,092	$13,878	$14,225
Additions for tax positions related to the current year	376	461	703
Additions for tax positions of prior years	10,187	227	833
Reductions for tax positions related to prior years	(876)	(75)	(630)
Reductions for settlements	(10,858)	(4,399)	(1,253)
Balance at end of year	$8,921	$10,092	$13,878
Included in the balance of unrecognized tax benefits as of December 31, 2012 and 2011, are $6.0 million and $7.0 million, respectively, of tax benefits that, if recognized, would affect the Company's effective tax rate and $0.4 million and $1.0 million, respectively as of both dates, of tax benefits that, if recognized, would increase additional paid-in capital. The Company also accrued gross penalties and interest of $0.3 million, $0.4 million and $0.4 million related to these uncertain tax positions during 2012, 2011 and 2010, respectively, and in total, as of December 31, 2012 and 2011, the Company has recorded a liability for gross penalties and interest of $2.0 million and $2.2 million, respectively. The Company classifies interest and penalties relating to unrecognized tax benefits as part of its provision for income taxes. As of December 31, 2012, the Company estimates that the liability for uncertain tax positions could change by up to $1.6 million within the next twelve months due to the expiration of certain statutes of limitations.
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
IRS Tax Settlement
On September 20, 2012, the Company and the IRS entered into a closing agreement (the “Closing Agreement”) relating to the cost sharing arrangement between Websense, Inc. and its Irish subsidiary, including the amount of the cost sharing buy-in, as well as the Company's claim of research and development tax credits. As a result of the settlement under the Closing Agreement, the Company paid an aggregate of $14.7 million in federal and state taxes, including interest, in the third quarter of 2012. The settlement completely resolves the buy-in issue relating to the cost sharing arrangement and precludes any additional tax liability from the buy-in for 2008 and future years. The Company expects these additional tax amounts to be offset in part by $2.0 million of U.S. federal tax benefits and $2.2 million of future correlative non-U.S. tax benefits related to the Company's Irish subsidiary.

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

During 2012, the Company reached an agreement with the IRS Appeals Office to settle the remaining audit adjustments related to the cost sharing buy-in and research and development tax credits and recorded a tax provision of approximately $8.8 million due to the settlement. Also, as a result of the final settlement with the IRS under the Closing Agreement, the Company made payments in the aggregate amount of $14.7 million in the third quarter of 2012 described above, consisting of (i) $7.1 million in U.S. federal tax related to the proposed adjustments, (ii) $5.4 million in state tax and accumulated interest related to the additional federal and state taxes and (iii) $2.2 million of U.S. federal tax related to the payment of $23.4 million owed to the Company by its Irish subsidiary, which will be settled through an intercompany loan agreement.

12. Employee Retirement Plans
The Company has a 401(k) defined contribution retirement plan (the “401(k) Plan”) covering substantially all U.S. employees. The 401(k) Plan provides for voluntary employee contributions from 1% to 50% of annual compensation, as defined, and provides for a discretionary employer matching contribution of 25% for each employee deferral contribution made during the plan year, up to 6% of the participant's compensation. The Company also has defined contribution plans in certain foreign subsidiary locations in which the majority of employees in those locations participate. The amount of employer expenses, including the employer contributions to the 401(k) Plan and foreign subsidiaries' plans during the years ended December 31, 2012, 2011 and 2010 were $2.7 million, $2.7 million and $1.3 million, respectively.
13. Commitments and Contingencies
The Company leases its facilities and certain equipment under non-cancelable operating leases, which expire at various dates through 2018. The facilities' leases contain renewal options and are subject to cost increases. Future minimum annual payments under non-cancelable operating leases at December 31, 2012 are as follows (in thousands):

Years Ending December 31,	Operating Leases
2013	$5,717
2014	4,784
2015	3,310
2016	2,556
2017	2,629
Thereafter	1,576
Total	$20,572
Rent expense totaled $7.2 million, $7.1 million and $7.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Rent expense is recognized on a straight-line basis over the term of the respective leases.
In 2012, the Company entered into an amended lease agreement for its current corporate headquarters facility located in San Diego, California. The lease commences on January 1, 2013 and expires on July 31, 2018, with a five-year option to extend. Under the amended lease the Company will receive a five month rent abatement for January 2013 through May 2013.

As of December 31, 2012, the Company has contractual commitment obligations for inbound software licenses, equipment maintenance, royalty agreements and automobile leases in the following amounts: $1.1 million for 2013 and $2.3 million for 2014.

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
Litigation
On July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that by making, using, importing, selling and/or offering for sale Websense Web Filter, Websense Web Security and Websense Web Security Gateway, the Company infringes U.S. Patent No. 6,092,194 (“194 Patent”). Since filing the complaint, Finjan withdrew its contention that Websense Web Filter and Websense Web Security infringes the 194 Patent. Finjan has also accused additional products of infringing the 194 Patent in response to discovery and in expert reports, namely TRITON Enterprise, TRITON Security Gateway Anywhere, Websense Web Security Gateway Anywhere, Websense Web Security Gateway Hosted and the Websense V-Series appliances. Finjan seeks an injunction from further infringement of the 194 Patent and damages. The jury trial commenced on November 30, 2012 and a favorable verdict was returned on December 20, 2012. The jury found that none of the accused products sold by the Company infringe the 194 Patent and that the 194 Patent is invalid. Post-trial motions have been filed by the parties and are currently pending before the Court. The Company intends to vigorously defend the jury verdict in post-trial motions and, if necessary, on appeal.
The Company is involved in various other legal actions in the normal course of business. Based on current information, including consultation with its lawyers, the Company cannot currently determine the potential amount of, and has not accrued for, any liability that may result from any of its pending legal actions because the Company is unable to predict or reasonably estimate the possible losses, if any, relating to such actions. The Company’s evaluation of the likely impact of these actions could change in the future, the Company may determine that it is required to accrue for potential liabilities in one or more legal actions and unfavorable outcomes and/or defense costs, depending upon the amount and timing, which could have a material adverse effect on its results of operations or cash flows in a future period. If the Company later determines that it is required to accrue for potential liabilities resulting from any of these legal actions, it is reasonably possible that the ultimate liability for these matters will be greater than the amount for which the Company has accrued at that time.

14. Summarized Quarterly Data (Unaudited)
The following tables present the Company's unaudited quarterly consolidated statement of operations data for 2012 and 2011:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2012
Revenues	$89,524	$89,874	$90,363	$91,703
Gross profit	75,362	75,169	75,383	76,344
Income from operations	10,727	11,452	13,804	5,555
Income before income taxes	9,819	10,921	13,079	5,225
Net income (loss)	$(1,833)	$7,923	$8,451	$3,808
Basic income (loss) per share(1)	$(0.05)	$0.21	$0.23	$0.10
Diluted income (loss) per share(1)	$(0.05)	$0.21	$0.23	$0.10

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
2011
Revenues	$88,634	$90,705	$92,111	$92,733
Gross profit	73,971	75,613	77,212	77,768
Income from operations	7,792	9,527	13,714	13,382
Income before income taxes	8,830	9,022	13,544	12,623
Net income	$8,121	$4,380	$8,118	$10,375
Basic income per share(1)	$0.20	$0.11	$0.21	$0.27
Diluted income per share(1)	$0.20	$0.11	$0.20	$0.27

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness and design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. The framework on which such evaluation was based is contained in the report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on our evaluation under the criteria set forth in the COSO Report, our management concluded our internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited and attested to by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on our internal control over financial reporting which is included herein.
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Websense, Inc.
We have audited Websense, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Websense, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Websense, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Websense, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Websense, Inc. and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 20, 2013

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
(a)    Directors. Information concerning our directors is incorporated by reference from the section captioned “Election of Directors” contained in our Proxy Statement related to the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2012.
(b)    Executive Officers. Information concerning our executive officers is set forth under the section captioned “Executive Officers of the Registrant” in Part I of this report.
(c)    Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2012.
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
(e)    Audit Committee. Information concerning the audit committee of our board of directors and our designated “audit committee financial experts” is incorporated by reference from the section captioned “Audit Committee” contained in our Proxy Statement related to the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2012.

Item 11.	Executive Compensation
The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Compensation of Executive Officers” and “Compensation of Directors” in our Proxy Statement related to the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of Form 10-K concerning security ownership of certain beneficial owners and management is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement related to the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2012.

The following table provides information as of December 31, 2012 with respect to the shares of the Company's common stock that may be issued under the Company's existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities subject to outstanding options, warrants and rights)
Equity compensation plans approved by security holders	7,631,490	$21.53	5,247,261	(1)
Equity compensation plans not approved by security holders	—	$—	—
Total	7,631,490	$21.53	5,247,261

(1)
Consists of shares available for future issuance under the 2009 Equity Incentive Plan. As of December 31, 2012, an aggregate of 869,591 shares of Common Stock were available for issuance under the Employee Stock Purchase Plan and 4,377,670 shares of Common Stock were available for issuance under the 2009 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Transactions with Related Persons” in the Company's Proxy Statement related to the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2012.

Item 14.	Principal Accounting Fees and Services
The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company's Proxy Statement related to the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2012.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	The following consolidated financial statements of Websense, Inc. are filed as part of this report under Item 8 - Financial Statements and Supplementary Data:
Consolidated balance sheets - December 31, 2012 and 2011
Consolidated statements of operations - Years ended December 31, 2012, 2011 and 2010
Consolidated statements of comprehensive income - Years ended December 31, 2012, 2011 and 2010
Consolidated statements of stockholders' equity - Years ended December 31, 2012, 2011 and 2010
Consolidated statements of cash flows - Years ended December 31, 2012, 2011 and 2010
Notes to consolidated financial statements - December 31, 2012
2.     Financial schedules required to be filed by Item 8 of this report:
Schedule II Valuation and Qualifying Accounts
Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
3. Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Amended and Restated Bylaws
4.1(2)	Specimen Stock Certificate of Websense, Inc.
10.1(3)*	Employment Agreement by and between Websense, Inc. and John McCormack, dated January 10, 2013
10.2(4)*	Employment Agreement by and between Websense, Inc. and Didier Guibal, dated July 14, 2009
10.3*	Employment Agreement by and between Websense, Inc. and Russ Dietz, dated October 23, 2012
10.4(5)*	Employment Agreement by and between Websense, Inc. and Christian Waage, dated June 12, 2012
10.5(1)*	2009 Equity Incentive Plan
10.6(1)*	Form of Stock Option Agreement under the 2009 Equity Incentive Plan
10.7(1)*	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan
10.8(1)*	Form of Non-Discretionary Stock Option Agreement under the 2009 Equity Incentive Plan and Form of Early Exercise Stock Purchase Agreement under the 2009 Equity Incentive Plan
10.9(1)*	Form of Non-Discretionary Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan
10.10*	Amended and Restated 2000 Employee Stock Purchase Plan
10.11(6)*	Officer Change in Control Severance Benefit Plan
10.12(6)*	Form of Severance Plan Participation Agreement for Tier One Officers
10.13(6)*	Form of Severance Plan Participation Agreement for Tier Two Officers
10.14(6)*	Form of Severance Plan Participation Agreement for Tier Three Officers
10.15(7)*	2012 Management Bonus Program, as amended
10.16(8)*	2012 EVP of Worldwide Sales Bonus Program
10.17(5)*	2012 General Counsel Bonus Program
10.18(9)*	2013 Management Bonus Program
10.19(9)*	2013 EVP of Worldwide Sales Bonus Program
10.20(4)*	Board of Directors Compensation Plan
10.21(10)*	Form of Indemnification Agreement between Websense, Inc. and its directors
10.22(10)*	Form of Indemnification Agreement between Websense, Inc. and its officers
10.23(3)*	Retirement and Consulting Agreement by and between Websense, Inc. and Gene Hodges, dated January 10, 2013

10.24(11)*	Separation Agreement, dated September 6, 2011, by and between Websense, Inc. and Arthur S. Locke III
10.25(12)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002
10.26(12)	First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002
10.27(12)	Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003
10.28(13)	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004
10.29(14)	Fourth Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated March 24, 2005
10.30(15)	Fifth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated December 21, 2006
10.31(15)	Sixth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated January 30, 2007
10.32(15)	Seventh Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated February 12, 2007
10.33(16)	Eighth Amendment to Lease between Websense, Inc. and Creekside Property Holdings LLC, dated June 24, 2010
10.34(17)	Ninth Amendment to Lease between Websense, Inc. and Creekside Property Holdings, LLC, dated November 28, 2012
10.35(18)	Credit Agreement, dated October 22, 2010, among Websense, Inc., PortAuthority Technologies, Inc., Karabunga, Inc., Bank of America N.A. and the other Lenders (as defined therein)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a‑14(a) and 15d‑14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a‑14(a) and 15d‑14(a)
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a‑14(b) and 15d‑14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a‑14(b) and 15d‑14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CA	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2009 and incorporated herein by reference.

(2)	Filed as an exhibit to our Registration Statement on Form S‑1 filed with the SEC on March 23, 2000 (Commission File No. 333-95619) and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8‑K filed with the SEC on January 14, 2013 and incorporated herein by reference.

(4)	Filed as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2009 filed with the SEC on February 25, 2010 and incorporated herein by reference.

(5)	Filed as an exhibit to our Quarterly Report on Form 10‑Q for the period ended June 30, 2012 filed with the SEC on August 3, 2012 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 23, 2008 and incorporated herein by reference.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 24, 2012 and incorporated herein by reference.

(8)	Filed as an exhibit to our Current Report on Form 8‑K filed with the SEC on January 31, 2012 and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 24, 2013 and incorporated herein by reference.

(10)	Filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000 (Commission File No. 333-95619) and incorporated herein by reference.

(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 6, 2011 and incorporated herein by reference.

(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2003 filed with the SEC on August 13, 2003 and incorporated herein by reference.

(13)	Filed as an exhibit to our Quarterly Report on Form 10‑Q for the period ended September 30, 2004 filed with the SEC on November 5, 2004 and incorporated herein by reference.

(14)	Filed as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2005 filed with the SEC on March 3, 2006 and incorporated herein by reference.

(15)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 22, 2007 and incorporated herein by reference.

(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed with the SEC on August 6, 2010 and incorporated herein by reference.

(17)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 29, 2012 and incorporated herein by reference.

(18)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 26, 2010 and incorporated herein by reference.

The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File No. of 000-30093.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: February 20, 2013	By:	/s/ Michael A. Newman
Michael A. Newman
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ John McCormack	Director, Chief Executive	February 20, 2013
John McCormack	Officer (principal executive officer)

/s/ Michael A. Newman	Executive Vice President and Chief Financial	February 20, 2013
Michael A. Newman	Officer (principal financial and accounting officer)

/s/ John B. Carrington	Chairman of the Board	February 20, 2013
John B. Carrington

/s/ Charles M. Boesenberg	Director	February 20, 2013
Charles M. Boesenberg

/s/ Bruce T. Coleman	Director	February 20, 2013
Bruce T. Coleman

/s/ John Schaefer	Director	February 20, 2013
John Schaefer

/s/ Mark St.Clare	Director	February 20, 2013
Mark St.Clare

/s/ Gary E. Sutton	Director	February 20, 2013
Gary E. Sutton

/s/ Peter Waller	Director	February 20, 2013
Peter Waller

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

WEBSENSE, INC.
		(in thousands)
A	B	C			D		E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe		Deductions - Describe		Balance at End of Period
YEAR ENDED DECEMBER 31, 2010
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$1,802	$—	$—		$646	(1)	$1,156
YEAR ENDED DECEMBER 31, 2011
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$1,156	$—	$—		$177	(2)	$979
YEAR ENDED DECEMBER 31, 2012
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$979	$—	$1,230	(3)	$143	(4)	$2,066

(1)	The deductions of $646,000 in the year ended December 31, 2010 consisted of the reversal of reserves of $600,000 and $46,000 of uncollectible accounts written off.

(2)	The deductions of $177,000 in the year ended December 31, 2011 consisted of the reversal of reserves of $100,000, $78,000 of uncollectible accounts written off, less $1,000 in translation adjustments.

(3)
Amount represents reserve recorded as a reduction of deferred revenue and represents customer balances deemed uncollectible. The reserve is amortized as a reduction of revenue over the average life of all subscriptions.

(4)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX
Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Amended and Restated Bylaws
4.1(2)	Specimen Stock Certificate of Websense, Inc.
10.1(3)*	Employment Agreement by and between Websense, Inc. and John McCormack, dated January 10, 2013
10.2(4)*	Employment Agreement by and between Websense, Inc. and Didier Guibal, dated July 14, 2009
10.3*	Employment Agreement by and between Websense, Inc. and Russ Dietz, dated October 23, 2012
10.4(5)*	Employment Agreement by and between Websense, Inc. and Christian Waage, dated June 12, 2012
10.5(1)*	2009 Equity Incentive Plan
10.6(1)*	Form of Stock Option Agreement under the 2009 Equity Incentive Plan
10.7(1)*	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan
10.8(1)*	Form of Non-Discretionary Stock Option Agreement under the 2009 Equity Incentive Plan and Form of Early Exercise Stock Purchase Agreement under the 2009 Equity Incentive Plan
10.9(1)*	Form of Non-Discretionary Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan
10.10*	Amended and Restated 2000 Employee Stock Purchase Plan
10.11(6)*	Officer Change in Control Severance Benefit Plan
10.12(6)*	Form of Severance Plan Participation Agreement for Tier One Officers
10.13(6)*	Form of Severance Plan Participation Agreement for Tier Two Officers
10.14(6)*	Form of Severance Plan Participation Agreement for Tier Three Officers
10.15(7)*	2012 Management Bonus Program, as amended
10.16(8)*	2012 EVP of Worldwide Sales Bonus Program
10.17(5)*	2012 General Counsel Bonus Program
10.18(9)*	2013 Management Bonus Program
10.19(9)*	2013 EVP of Worldwide Sales Bonus Program
10.20(4)*	Board of Directors Compensation Plan
10.21(10)*	Form of Indemnification Agreement between Websense, Inc. and its directors
10.22(10)*	Form of Indemnification Agreement between Websense, Inc. and its officers
10.23(3)*	Retirement and Consulting Agreement by and between Websense, Inc. and Gene Hodges, dated January 10, 2013
10.24(11)*	Separation Agreement, dated September 6, 2011, by and between Websense, Inc. and Arthur S. Locke III
10.25(12)	Lease Agreement between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated April 19, 2002
10.26(12)	First Amendment to Lease between Websense, Inc. and Legacy-RECP Sorrento OPCO, LLC, dated October 1, 2002
10.27(12)	Second Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated April 30, 2003
10.28(13)	Third Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated July 30, 2004
10.29(14)	Fourth Amendment to Lease between Websense, Inc. and Sorrento Valley Road LLC, dated March 24, 2005
10.30(15)	Fifth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated December 21, 2006
10.31(15)	Sixth Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated January 30, 2007

10.32(15)	Seventh Amendment to Lease between Websense, Inc. and Arden Realty Limited Partnership, dated February 12, 2007
10.33(16)	Eighth Amendment to Lease between Websense, Inc. and Creekside Property Holdings LLC, dated June 24, 2010
10.34(17)	Ninth Amendment to Lease between Websense, Inc. and Creekside Property Holdings, LLC, dated November 28, 2012
10.35(18)	Credit Agreement, dated October 22, 2010, among Websense, Inc., PortAuthority Technologies, Inc., Karabunga, Inc., Bank of America N.A. and the other Lenders (as defined therein)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a‑14(a) and 15d‑14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a‑14(a) and 15d‑14(a)
32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a‑14(b) and 15d‑14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a‑14(b) and 15d‑14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CA	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2009 and incorporated herein by reference.

(2)	Filed as an exhibit to our Registration Statement on Form S‑1 filed with the SEC on March 23, 2000 (Commission File No. 333-95619) and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8‑K filed with the SEC on January 14, 2013 and incorporated herein by reference.

(4)	Filed as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2009 filed with the SEC on February 25, 2010 and incorporated herein by reference.

(5)	Filed as an exhibit to our Quarterly Report on Form 10‑Q for the period ended June 30, 2012 filed with the SEC on August 3, 2012 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 23, 2008 and incorporated herein by reference.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 24, 2012 and incorporated herein by reference.

(8)	Filed as an exhibit to our Current Report on Form 8‑K filed with the SEC on January 31, 2012 and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 24, 2013 and incorporated herein by reference.

(10)	Filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on March 3, 2000 (Commission File No. 333-95619) and incorporated herein by reference.

(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 6, 2011 and incorporated herein by reference.

(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2003 filed with the SEC on August 13, 2003 and incorporated herein by reference.

(13)	Filed as an exhibit to our Quarterly Report on Form 10‑Q for the period ended September 30, 2004 filed with the SEC on November 5, 2004 and incorporated herein by reference.

(14)	Filed as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2005 filed with the SEC on March 3, 2006 and incorporated herein by reference.

(15)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 22, 2007 and incorporated herein by reference.

(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed with the SEC on August 6, 2010 and incorporated herein by reference.

(17)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 29, 2012 and incorporated herein by reference.

(18)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 26, 2010 and incorporated herein by reference.

The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File No. of 000-30093.