Form 10-Q
period 2013-03-31
WEBSENSE INC
filed 2013-05-03
CIK 1098277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of April 30, 2013 was 36,648,330.

Websense, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2013
In this report, “Websense,” “the Company,” “we,” “us” and “our” refer to Websense, Inc., and our wholly owned subsidiaries, unless the context otherwise provides.

Part I – Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)
Websense, Inc.
Consolidated Balance Sheets
(In thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,687	$64,584
Accounts receivable, net of allowance for doubtful accounts of $2,066 as of March 31, 2013 and December 31, 2012	57,925	89,071
Income tax receivable / prepaid income tax	3,900	3,989
Current portion of deferred income taxes	27,914	28,933
Other current assets	14,748	13,249
Total current assets	188,174	199,826
Cash and cash equivalents – restricted	674	662
Property and equipment, net	20,405	18,901
Intangible assets, net	16,510	17,940
Goodwill	372,445	372,445
Deferred income taxes, less current portion	8,154	7,335
Deposits and other assets	6,459	7,352
Total assets	$612,821	$624,461
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,157	$7,941
Accrued compensation and related benefits	23,370	24,981
Other accrued expenses	11,779	12,413
Current portion of income taxes payable	3,577	694
Current portion of deferred tax liability	42	42
Current portion of deferred revenue	241,960	243,945
Total current liabilities	284,885	290,016
Other long term liabilities	2,987	2,044
Income taxes payable, less current portion	9,644	10,514
Secured loan	68,000	68,000
Deferred tax liability, less current portion	2,021	2,026
Deferred revenue, less current portion	153,393	157,112
Total liabilities	520,930	529,712
Stockholders’ equity:
Common stock	584	580
Additional paid-in capital	444,101	443,100
Treasury stock, at cost	(443,145)	(436,426)
Retained earnings	93,368	90,596
Accumulated other comprehensive loss	(3,017)	(3,101)
Total stockholders’ equity	91,891	94,749
Total liabilities and stockholders’ equity	$612,821	$624,461
See accompanying notes to consolidated financial statements

Websense, Inc.
Consolidated Statements of Operations
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues:
Software and service	$80,146	$82,008
Appliance	7,349	7,516
Total revenues	87,495	89,524
Cost of revenues:
Software and service	11,433	10,975
Appliance	2,939	3,187
Total cost of revenues	14,372	14,162
Gross profit	73,123	75,362
Operating expenses:
Selling and marketing	43,657	39,027
Research and development	16,716	15,290
General and administrative	9,263	10,318
Total operating expenses	69,636	64,635
Income from operations	3,487	10,727
Interest expense	(634)	(656)
Other income (expense), net	(379)	(252)
Income before income taxes	2,474	9,819
Provision (benefit) for income taxes	(298)	11,652
Net income (loss)	$2,772	$(1,833)
Net income (loss) per share:
Basic net income (loss) per share	$0.08	$(0.05)
Diluted net income (loss) per share	$0.08	$(0.05)
Weighted average shares — basic	36,461	37,630
Weighted average shares — diluted	36,823	37,630
See accompanying notes to consolidated financial statements

Websense, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income (loss)	$2,772	$(1,833)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(94)	504
Unrealized gain on derivative contracts, net	250	60
Other comprehensive income (loss) before tax	156	564
Income tax benefit (provision) related to components of other comprehensive income	(72)	16
Other comprehensive income (loss), net of tax	84	580
Comprehensive income (loss)	$2,856	$(1,253)
See accompanying notes to consolidated financial statements

Websense, Inc.
Consolidated Statement of Stockholders' Equity
(Unaudited and in thousands)

			Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
	Common stock
	Shares	Amount
Balance at December 31, 2012	36,484	$580	$443,100	$(436,426)	$90,596	$(3,101)	$94,749
Issuance of common stock upon exercise of options	10	—	88	—	—	—	88
Issuance of common stock from restricted stock units, net	222	4	—	(1,719)	—	—	(1,715)
Share-based compensation expense	—	—	5,133	—	—	—	5,133
Tax shortfall from share-based compensation	—	—	(4,220)	—	—	—	(4,220)
Purchase of treasury stock	(332)	—	—	(5,000)	—	—	(5,000)
Net income	—	—	—	—	2,772	—	2,772
Other comprehensive income	—	—	—	—	—	84	84
Balance at March 31, 2013	36,384	$584	$444,101	$(443,145)	$93,368	$(3,017)	$91,891
See accompanying notes to consolidated financial statements

Websense, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
Operating activities:
Net income (loss)	$2,772	$(1,833)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,655	4,906
Share-based compensation	5,133	5,014
Unrealized loss on foreign exchange	628	144
Excess tax benefit from share-based compensation	(49)	(130)
Changes in operating assets and liabilities:
Accounts receivable	30,507	18,968
Other assets	(481)	321
Accounts payable	(5,502)	(3,206)
Accrued compensation and related benefits	(1,491)	(680)
Other liabilities	929	(483)
Deferred revenue	(5,710)	(8,962)
Income taxes payable and receivable/prepaid	(2,192)	8,297
Net cash provided by operating activities	29,199	22,356
Investing activities:
Change in restricted cash and cash equivalents	(1)	(17)
Purchase of property and equipment	(2,851)	(2,784)
Net cash used in investing activities	(2,852)	(2,801)
Financing activities:
Principal payments on secured loan	—	(5,000)
Principal payments on capital lease obligation	—	(587)
Proceeds from exercise of stock options	88	1,383
Excess tax benefit from share-based compensation	49	130
Tax payments related to restricted stock unit issuances	(1,715)	(1,475)
Purchase of treasury stock	(5,099)	(20,490)
Net cash used in financing activities	(6,677)	(26,039)
Effect of exchange rate changes on cash and cash equivalents	(567)	629
Increase (decrease) in cash and cash equivalents	19,103	(5,855)
Cash and cash equivalents at beginning of period	64,584	76,201
Cash and cash equivalents at end of period	$83,687	$70,346
Cash paid during the period for:
Income taxes including interest and penalties, net of refunds	$1,146	$2,997
Interest	$543	$607
Non-cash financing activities:
Change in operating assets and liabilities for unsettled purchase of treasury stock and exercise of stock options	$(99)	$313
Capital lease obligation incurred for a software license arrangement	$1,747	$—
See accompanying notes to consolidated financial statements

Websense, Inc.
Notes To Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial statements and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and results of operations for the interim periods presented.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2012, included in Websense, Inc.’s Annual Report on Form 10-K filed with the SEC. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
2. Net Income (Loss) Per Share
Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive stock options, dilutive restricted stock units and dilutive employee stock purchase plan grants. Dilutive stock options, dilutive restricted stock units and dilutive employee stock purchase plan grants are calculated based on the average share price for each fiscal period using the treasury stock method. If, however, the Company reports a net loss, diluted EPS is computed in the same manner as basic EPS.
The following table presents the calculations of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	For the Three Months Ended:
	March 31, 2013	March 31, 2012
Net income (loss)	$2,772	$(1,833)

Weighted average shares - basic	36,461	37,630
Effect of dilutive securities	362	—
Weighted averages shares - dilutive	36,823	37,630

Net income (loss) per share, basic	$0.08	$(0.05)
Effect of dilutive securities	—	—
Net income (loss) per share, dilutive	$0.08	$(0.05)

Anti-dilutive employee share based awards, excluded	5,481	4,858
3. Intangible Assets
Intangible assets subject to amortization consisted of the following (in thousands, except years):

	March 31, 2013				December 31, 2012
	Remaining Weighted Average Life (in years)	Cost	Accumulated Amortization	Net	Remaining Weighted Average Life (in years)	Cost	Accumulated Amortization	Net
Customer relationships	3.6	$69,200	$(54,090)	$15,110	3.9	$69,200	$(52,736)	$16,464
Technology	4.6	2,457	(1,057)	1,400	4.8	2,457	(981)	1,476
Total	3.7	$71,657	$(55,147)	$16,510	4.0	$71,657	$(53,717)	$17,940

As of March 31, 2013, remaining intangible asset amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2013	$4,291
2014	4,689
2015	3,863
2016	3,429
2017	214
Thereafter	24
Total	$16,510
4. Fair Value Measurements
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
The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013			December 31, 2012
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Level 1 (1)	Level 2 (2)	Level 3 (3)
Assets:
Cash equivalents - money market funds	$1,561	$—	$—	$1,561	$—	$—
Foreign currency derivatives not designated as hedges	—	327	—	—	2	—
Foreign currency derivatives designated as cash flow hedges	—	220	—	—	150	—
Liabilities:
Interest rate derivatives	—	(1,705)	—	—	(1,885)	—
Foreign currency derivatives not designated as hedges	—	(71)	—	—	(322)	—

(1) -	quoted prices in active markets for identical assets or liabilities

(2) -	observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) -	no observable pricing inputs in the market
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
Fair Value Measurements on a Nonrecurring Basis
During the three months ended March 31, 2013, the Company did not re-measure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (e.g., goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination). As of March 31, 2013, the Company’s secured loan, with a carrying value of $68.0 million, had an estimated fair value of $68.1 million, which the Company determined using a discounted cash flow model with a discount rate of 2.0%, which represents the Company’s estimated incremental borrowing rate.
5. Derivative Instruments
In connection with the 2010 Credit Agreement (defined below), the Company entered into an interest rate swap agreement to pay a fixed rate of interest (1.778% per annum) and receive a floating rate interest payment (based on the three-month LIBOR) on a principal amount of $50 million. The $50 million swap agreement became effective on December 30, 2011 and expires on October 29, 2015. The interest rate swap was designated as a cash flow hedge. Under hedge accounting, the effective portion of the derivative fair value gains or losses is deferred in accumulated other comprehensive loss ("AOCI"), net of tax.

The Company utilizes Euro, British Pound and Australian Dollar foreign currency forward contracts to hedge anticipated foreign currency denominated net monetary assets. All such contracts entered into were not designated as hedging instruments and were not required to be tested for effectiveness as hedge accounting was not elected. Gains and losses on the contracts are included in other income (expense), net, and substantially offset foreign exchange gains and losses from the remeasurement of current assets or liabilities denominated in currencies other than the functional currency of the reporting entity. All of these contracts in place as of March 31, 2013 are scheduled to be settled before February 2014.
The Company utilizes Israeli Shekel foreign currency forward contracts to hedge anticipated Israeli Shekel denominated operating expenses. All such contracts were designated as cash flow hedges and were deemed effective. The effective portion of the derivative instrument's gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedge exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. There was no ineffective portion nor was any amount excluded from effectiveness testing during any of the periods presented in the accompanying consolidated financial statements. During the periods presented, the Company did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would occur. All Israeli Shekel hedging contracts in place as of March 31, 2013 are scheduled to be settled before February 2014.
The fair value of contracts and the line items to which they are recorded in the accompanying consolidated balance sheets are summarized as follows (in thousands):

	Fair Value of Derivatives
	March 31, 2013	December 31, 2012	Balance Sheet Location
Contracts designated as hedging instruments:
Foreign currency derivatives	$220	$150	Other current assets
Interest rate derivatives	(660)	(665)	Other accrued expenses
Interest rate derivatives	(1,045)	(1,220)	Other long term liabilities
	(1,485)	(1,735)
Contracts not designated as hedging instruments:
Foreign currency derivatives	327	2	Other current assets
Foreign currency derivatives	(71)	(322)	Other accrued expenses
	256	(320)
Total	$(1,229)	$(2,055)
The effect of cash flow hedging instruments on other comprehensive income ("OCI") and the accompanying consolidated statements of operations are summarized as follows (in thousands):

Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location and Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Contracts Designated as Cash Flow Hedging Instruments	Three Months Ended March 31,		Line item in Consolidated Statements of Operations	Three Months Ended March 31,
	2013	2012		2013	2012
Interest rate derivatives	$108	$(24)	Interest expense	$(183)	$(153)
Foreign currency derivatives	70	100	Research and development	38	—
Total	$178	$76		$(145)	$(153)
The effect on the accompanying consolidated statements of operations of contracts not designated as hedges is summarized as follows (in thousands):

	Location and Amount of Gain (Loss)
		Three Months Ended March 31,
Contracts Not Designated as Hedges	Line Item in Consolidated Statement of Operations	2013	2012
Foreign currency derivatives	Other income (expense), net	$674	$(344)

The notional and fair value amounts of outstanding foreign currency contracts are summarized as follows (in thousands):

	March 31, 2013			December 31, 2012
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Contracts not designated as hedging instruments
Euro	7,168	$9,410	$9,196	9,400	$12,197	$12,401
British pound	4,000	$6,155	$6,077	6,000	$9,653	$9,759
Australian dollar	1,500	$1,522	$1,558	2,500	$2,585	$2,595
Contracts designated as hedging instruments
Israeli Shekel	16,228	$4,216	$4,436	17,971	$4,649	$4,799
6. Credit Facility
In October 2010, the Company entered into a senior credit facility (the “2010 Credit Agreement”). The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and a $5 million sublimit for swing line loans. The Company may borrow and make repayments under the revolving credit facility depending on its liquidity position. During the first three months of 2013, the Company made no borrowings or repayments under this credit facility. The Company may increase the maximum aggregate commitment under the 2010 Credit Agreement to up to $200 million if certain conditions are satisfied, including that it is not in default under the 2010 Credit Agreement at the time of the increase. Loans under the 2010 Credit Agreement are designated at the Company’s election as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the Eurodollar rate plus 1.00%, and (c) Bank of America’s prime rate plus (ii) a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate plus (ii) a margin set forth below. As of March 31, 2013, the Company’s weighted average interest rate was 3.1%.
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
Indebtedness under the 2010 Credit Agreement is secured by substantially all of the Company’s assets, including pledges of stock of certain of its subsidiaries (subject to limitations in the case of foreign subsidiaries) and by secured guarantees by its domestic subsidiaries. The 2010 Credit Agreement contains affirmative and negative covenants, including an obligation to maintain a certain consolidated leverage ratio and consolidated interest coverage ratio and restrictions on the Company’s ability to borrow money, to incur liens, to enter into mergers and acquisitions, to make dispositions, to pay cash dividends or repurchase capital stock, and to make investments, subject to certain exceptions. The 2010 Credit Agreement does not require the Company to use excess cash to pay down debt. The Company was in compliance with all covenants as of March 31, 2013.
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

The secured revolving credit facility under the 2010 Credit Agreement is included in the line item "Secured loan" on the Company’s consolidated balance sheets and had a balance of $68.0 million as of March 31, 2013 and December 31, 2012. As of March 31, 2013, future remaining minimum principal payments under the secured loan will be due in October 2015 when the revolving credit facility matures. The unused portion of the revolving credit facility as of March 31, 2013 was $52.0 million.
7. Share-based Compensation
Total share-based compensation expense (excluding tax effects) for all stock awards consists of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Share-based compensation in:
Cost of revenues	$258	$338
Total share-based compensation in cost of revenues	258	338
Selling and marketing	1,822	1,781
Research and development	1,214	1,271
General and administrative	1,839	1,624
Total share-based compensation in operating expenses	4,875	4,676
Total	$5,133	$5,014
The Company used the following assumptions to estimate the fair value of the stock options granted:

	Three Months Ended March 31,
	2013	2012
Average expected life (years)	3.5	3.4
Average expected volatility factor	34.7%	44.9%
Average risk-free interest rate	0.5%	0.5%
Average expected dividend yield	—	—
At March 31, 2013, there was $44.3 million of total unrecognized compensation cost related to share-based compensation arrangements granted under all equity compensation plans (excluding tax effects). That total unrecognized compensation cost will be adjusted for estimated forfeitures as well as for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of approximately 2.4 years.
8. Stockholders’ Equity
Employee Stock Plans
The following table summarizes the Company’s stock option activity since December 31, 2012:

	Number of Shares	Weighted Average Exercise Price per Share
Balance at December 31, 2012	5,976,632	$22.37
Granted	502,779	14.62
Exercised	(10,285)	8.60
Canceled	(160,875)	21.65
Expired	(702,200)	32.25
Balance at March 31, 2013	5,606,051	20.48

The following table summarizes the Company’s restricted stock unit activity since December 31, 2012:

	Number of Shares	Weighted Average Fair Value per Share
Balance at December 31, 2012	1,654,858	$18.52
Granted	704,082	14.61
Released	(340,368)	14.61
Canceled	(44,894)	17.75
Balance at March 31, 2013	1,973,678	17.20
Treasury Stock
The Company repurchased shares of its common stock under its stock repurchase program during the first three months of 2013 as follows:

	Number of Shares	Average Price Per Share
Shares repurchased through December 31, 2012	23,036,077	$19.87
Shares repurchased during the three months ended March 31, 2013	331,908	15.06
Total shares repurchased through March 31, 2013	23,367,985	19.80
As of March 31, 2013, the remaining number of shares authorized for repurchase under the program was 632,015. The 2010 Credit Agreement permits the Company to repurchase its securities so long as it is not in default under the 2010 Credit Agreement, has complied with all of its financial covenants, and has available cash and cash equivalents (including availability under the secured revolving loan) of at least $20 million; provided, however, if, after giving effect to any repurchase, the Company’s leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10 million in the aggregate in any fiscal year.
9. Tax Matters
For the three months ended March 31, 2013, the Company recognized an income tax benefit of $0.3 million, which represents an effective tax rate of (12.0)%. For the three months ended March 31, 2012, the Company recognized income tax expense of $11.7 million, which represents an effective tax rate of 118.7%.
The effective tax rate variance from the U.S. federal statutory rate for the three months ended March 31, 2013 relates primarily to the favorable impact from earnings in lower tax rate jurisdictions, the reversal of various reserves for uncertain tax positions for tax years 2005 through 2007 due to the expiration of the federal statute of limitations for those years and the recognition of the 2012 federal research and development tax credit due to the retroactive extension of these provisions by the American Taxpayer Relief Act of 2012 in the first quarter of 2013. These benefits were offset in part by the unfavorable impact of foreign withholding taxes and non-deductible share-based payments. The effective tax rate variance from the U.S. federal statutory rate for the three months ended March 31, 2012 is primarily related to a tax provision of $8.8 million recorded in the first quarter of 2012 resulting from an agreement in principle with the U.S. Internal Revenue Service (“IRS”) Appeals Office to settle all remaining audit issues for the 2005 through 2007 tax years, as discussed further below, as well as the unfavorable impact of foreign withholding taxes and non-deductible share-based payments, partially offset by the favorable impact from earnings in lower tax rate jurisdictions.
Open Tax Examination Periods
The Company and its subsidiaries file tax returns, which are routinely examined by tax authorities in the United States and in various state and foreign jurisdictions. The Company was under examination in the United States for tax years 2005 through 2007 and, as described below, settled all issues related to these years with the IRS Appeals Office in September 2012. The federal statute of limitations for these periods expired in the first quarter of 2013. The Company has various other on-going audits in various stages of completion. In general, the tax years 2008 through 2011 could be subject to examination by U.S. federal tax authorities and 2005 through 2011 by most state tax authorities. The Company is also currently under examination for tax years 2006 through 2010 in Israel. In significant foreign jurisdictions such as Australia, China, Ireland, Israel and the United Kingdom, the statute of limitations for tax years 2005 through 2011 is still open, and these years could be examined by the respective tax authorities.

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

10. Litigation
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
Forward-Looking Statements
This report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or other words indicating future results. Such statements may include but are not limited to statements concerning the following:

•	anticipated trends in revenues and billings;

•	management’s plans, strategies and objectives for future operations;

•	growth opportunities in domestic and international markets;

•	reliance on indirect channels of distribution;

•	anticipated product enhancements or releases;

•	customer acceptance and satisfaction with our products, services and fee structures;

•	expectations regarding competitive products and pricing;

•	risks associated with launching new product offerings;

•	changes in domestic and international market conditions;

•	risks associated with fluctuations in exchange rates of the foreign currencies in which we conduct business;

•	the impact of macroeconomic conditions on our customers;

•	expected trends in expenses;

•	anticipated cash levels and intentions regarding usage of cash;

•	risks related to compliance with the covenants in our credit agreement;

•	changes in effective tax rates, laws and interpretations and statements related to tax audits;

•	risks related to changes in accounting interpretations or accounting guidance;

•	the volatile and competitive nature of the Internet and information technology ("IT") security industries; and

•	the success of our marketing programs and brand development efforts.
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

Overview
We are a global provider of unified Web, email, mobile and data security solutions designed to protect an organization’s data and users from external and internal threats, including modern cyber-threats, advanced malware attacks, information leaks, legal liability and productivity loss. Our customers deploy our subscription software solutions on standard servers or other IT hardware, including our optimized appliances, as a software-as-a-service (otherwise referred to as cloud-based or "Cloud" service) offering, or in a hybrid hardware/Cloud configuration. Our products and services are sold worldwide to provide content security to enterprise customers, small and medium sized businesses, public sector entities and Internet service providers through a network of distributors, value-added resellers and original equipment manufacturers ("OEMs"). Our products use our deep content inspection, advanced content classification and policy management technologies to:

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

•
protect against data theft and loss by identifying and categorizing sensitive or confidential data and enforcing pre-determined policies regarding its use and transmission within and outside an organization; and

•
enable the secure use of mobile smartphones and tablets within an organization’s network by providing protection from Web-based malware, malicious applications, data loss and theft of intellectual property, and by providing mobile device management features that keep mobile devices secure, minimize risk and maintain compliance.

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
During the three months ended March 31, 2013 and 2012, we derived 52% and 51%, respectively, of our revenues from international sales. Revenues from the United Kingdom comprised 11% and 12% of our total revenues in the three months ended March 31, 2013 and 2012, respectively.
We utilize a multi-tiered distribution strategy globally to sell our products through indirect distributors and value-added reseller channels. During the first quarter of 2013, sales through indirect channels accounted for approximately 95% of our revenues, which is consistent with previous periods. In North America, we use Ingram Micro, Arrow Enterprise Computing Solutions and ComputerLinks to distribute our products and provide credit facilities, marketing support and other services to regional and local value-added resellers who sell to end-user customers. Outside of North America we utilize a similar distribution structure, although we tend to operate with international distributors and value-added resellers on a country-by-country basis. We also have several arrangements with OEMs that grant them the right to incorporate our products into their products for resale to end users. Our sales force supports our channel sales by generating leads and helping close sales. As part of our strategy to expand the subscriptions of our existing customers and to grow sales to new customers, we increased headcount in our sales force beginning in the fourth quarter of 2012 and substantially completed the sales force expansion in the first quarter of 2013.

We sell subscriptions for our software and Cloud products, generally in 12, 24 or 36 month contract durations, based on the number of seats or devices managed. Higher annualized prices are typically associated with shorter contract durations. Conversely, lower annualized prices are typically associated with longer contract durations. As described elsewhere in this report, we recognize revenues from subscriptions for our software and Cloud products on a daily straight-line basis, commencing on the day the term of the subscription begins, over the term of the subscription agreement. We recognize revenues associated with OEM contracts ratably over the contractual period for which we are obligated to provide our services. We generally recognize the operating expenses related to these sales as they are incurred. These operating expenses include sales commissions, which are based on the total amount of the subscription agreement and are fully expensed in the period the product and/or software activation key is delivered.
Billings represent the amount of subscription contracts, OEM royalties and appliance sales billed to customers during the applicable period. Any excess of billings booked in a period compared with revenue recognized in that same period results in an increase in deferred revenue at the end of the period compared with the beginning of the period. Subscription billings are recorded initially to our balance sheet as deferred revenue and then recognized to our statement of operations as revenue ratably over the subscription term or, in the case of OEM arrangements, over the contractual obligation period. Our billings are not a numerical measure that can be calculated in accordance with generally accepted accounting principles ("GAAP") in the United States of America. We provide this measurement (net of channel marketing payments and rebates, and adjustments to the allowance for doubtful accounts) in reporting financial performance because this measurement provides a consistent basis for understanding our sales activities each period. We believe the billings measurement is useful because the GAAP measurements of revenue and deferred revenue in the current period include subscription contracts commenced in prior periods.
Total billings increased 1.5% to $81.8 million during the first quarter of 2013 from $80.6 million during the first quarter of 2012, primarily due to the growing strength of our TRITON products across all global markets. Our appliance billings increased 15%, from $6.0 million in the first quarter of 2012 to $6.9 million in the first quarter of 2013, primarily due to increased TRITON software sales which are the general driver of our appliance sales.
Billings from our TRITON content security solutions accounted for 67% of total billings in the first quarter of 2013 and grew approximately 11.6% year-over-year to $54.7 million, from $49.0 million in the first quarter of 2012. Billings from our non-TRITON solution products declined 14% year-over-year to $27.1 million in the first quarter of 2013, from $31.6 million in the first quarter of 2012. The continuing increase in TRITON billings reflects sales to new customers, the ongoing migration to TRITON solutions by customers of our non-TRITON products and the expansion of subscriptions of existing customers. The ongoing decrease in non-TRITON billings reflects the ongoing migration of existing customers to our more advanced TRITON security solutions, and to a lesser extent, customer losses to lower priced competitive solutions. Our TRITON solutions include our TRITON family of security gateways for Web, email, mobile and data security (including related appliances and technical support subscriptions), our standalone data security suite and our Cloud security solutions. Our non-TRITON solutions include our Web filtering products, such as our Websense Web Filter, Web Security Suite, legacy server-based email security and related hardware. We expect the proportion of billings from our TRITON solutions to continue to increase as a percentage of total billings during the remainder of 2013.
International billings represented $42.8 million, or 52% of our total billings, for the first quarter of 2013, compared with $43.1 million, or 53% of total billings, for the first quarter of 2012.
Average contract duration decreased to 23.3 months for the first quarter of 2013, from 25.5 months for the first quarter of 2012, with 52% of our billings in 12 month contracts, 7% in 24 month contracts and 41% in contracts with durations of 36 months or more. The number of transactions valued at over $100,000 in the first quarter of 2013 increased by 19% from 121 transactions to 144 transactions compared with the first quarter of 2012.
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

Revenue Recognition. The majority of our revenues is derived from software and Cloud products sold on a subscription basis. A subscription is generally 12, 24 or 36 months in duration and for a fixed number of seats. We recognize revenues for the software and Cloud subscriptions, including any related technical support, on a daily straight-line basis, commencing on the date the term of the subscription begins, and continuing over the term of the subscription agreement, provided the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and collectability is reasonably assured. Upon entering into a subscription arrangement for a fixed or determinable fee, we electronically deliver software access codes to customers and then promptly invoice customers for the full amount of their subscriptions. Payment is due for the full term of the subscription, generally within 30 to 60 days of the invoice date.
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

During the three months ended March 31, 2013, we recognized $7.3 million in revenues from appliance sales, of which $6.5 million represented the immediate recognition of revenue upon shipment and the remaining $0.8 million represented primarily the ratable recognition of deferred revenue from appliance sales recorded prior to the adoption of the amended revenue recognition rules. We expect to recognize revenues of $1.4 million throughout the remainder of 2013 from appliance sales made prior to 2011 that are recorded in deferred revenue as of March 31, 2013. The amended revenue recognition standards are expected to continue to affect total revenues in future periods, although the impact on the timing and pattern of revenues will vary depending on the nature and volume of new or materially modified contracts in any given period.
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
We record channel marketing payments and channel rebates as an offset to revenues, unless we receive an identifiable benefit in exchange for the consideration and we can estimate the fair value of the benefit received. We recognize channel marketing payments as an offset to revenues in the period the marketing service is provided, and we recognize channel rebates as an offset to revenues generally on a straight-line basis over the term of the underlying subscription sale.
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
Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
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

Results of Operations
Three months ended March 31, 2013 compared with the three months ended March 31, 2012
The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Three Months Ended March 31,
	2013	2012
Revenues:
Software and service	92%	92%
Appliance	8	8
Total revenues	100	100
Cost of revenues:
Software and service	13	12
Appliance	3	4
Total cost of revenues	16	16
Gross profit	84	84
Operating expenses:
Selling and marketing	50	44
Research and development	19	17
General and administrative	11	12
Total operating expenses	80	73
Income from operations	4	11
Interest expense	(1)	(1)
Other income (expense), net	—	—
Income before income taxes	3	10
Provision for income taxes	—	13
Net income (loss)	3%	(3)%
Revenues
Software and service revenues. Software and service revenues decreased to $80.1 million in the first quarter of 2013 from $82.0 million in the first quarter of 2012. The decrease was primarily the result of decreased OEM contract revenue in the first quarter of 2013 compared with the first quarter of 2012. Because we recognize software and service revenues ratably over the term of the subscription, any increase or decrease in software and service revenues reflects changes in current deferred revenue at the beginning of the period compared with the prior period, as well as the change in current period billings.
Software and service revenues generated in the United States accounted for $38.7 million, or 44% of first quarter 2013 revenues, compared with $40.4 million, or 45% of revenues, in the first quarter of 2012. International software and service revenues accounted for $41.4 million, or 48% of first quarter 2013 revenues, compared with $41.6 million, or 46% of revenues, in the first quarter of 2012.
Current deferred software and service revenue was $239.8 million as of March 31, 2013, compared with $237.3 million as of March 31, 2012. Total deferred software and service revenue was $390.8 million as of March 31, 2013, compared with $375.9 million as of March 31, 2012. Of the $239.8 million in current deferred software and service revenue as of March 31, 2013, $78.1 million is expected to be recognized as revenue in the second quarter of 2013.
We expect our software and service revenues to remain relatively flat in absolute dollars and as a percentage of revenue for the remainder of 2013 as compared with 2012. Our software and service revenues are impacted by the duration of contracts billed, the timing of sales of renewal and new subscriptions, the average annual contract value and per seat price, the volume of OEM sales activity and the effect of currency exchange rates on new and renewal subscriptions in international markets.

Appliance revenues. Appliance revenues decreased to $7.3 million in the first quarter of 2013 from $7.5 million in the first quarter of 2012. First quarter appliance revenues of $7.3 million consisted of $6.5 million in revenue from sales of appliances sold in the first quarter of 2013 and $0.8 million recognized primarily from deferred revenue for sales of appliances recorded prior to the adoption of the amended revenue recognition rules, as described above. This compares with $7.5 million in appliance revenues in the first quarter of 2012, which included $5.8 million in revenue from appliances sold in the first quarter of 2012 and $1.7 million recognized from deferred revenue. The decrease in total appliance revenues was primarily the result of the decline in appliance revenues recognized from deferred revenue in the first quarter of 2013 compared with the first quarter of 2012, due to the amended revenue recognition rules. As of March 31, 2013, deferred appliance revenue was $4.5 million and included $1.9 million related to appliance sales recorded prior to the adoption of the amended revenue recognition rules.
Appliance revenues generated in the United States accounted for $3.6 million, or 4% of first quarter 2013 revenues, compared with $3.3 million, also 4% of revenues, in the first quarter of 2012. Appliance revenues generated internationally accounted for $3.7 million, or 4% of first quarter 2013 revenues, compared with $4.2 million, 5% of revenues, in the first quarter of 2012.
We expect our appliance revenues to decrease for the remainder of 2013 compared with 2012 appliance revenues, primarily as a result of the decline in deferred appliance revenue to be recognized in the remainder of 2013. For the remainder of 2013, we expect to recognize $1.4 million of deferred revenue for appliance sales recorded prior to January 1, 2011.
Cost of Revenues
Software and service cost of revenues. Software and service cost of revenues consists of the costs of Web content analysis, amortization of acquired technology, technical support and infrastructure costs associated with maintaining our databases and costs associated with providing our Cloud offerings. Software and service cost of revenues increased to $11.4 million in the first quarter of 2013 from $11.0 million in the first quarter of 2012. The $0.4 million increase was primarily due to increased costs of operating our infrastructure for our Cloud offerings. As a percentage of software and service revenues, software and service cost of revenues were 14% during the first quarter of 2013 and 13% during the first quarter of 2012.
We expect software and service cost of revenues will increase in absolute dollars and as a percentage of software and service revenues for the remainder of 2013 as compared with 2012 due to increased costs of operating our infrastructure for our Cloud offerings.
Appliance cost of revenues. Appliance cost of revenues consists of the costs associated with the sale of our appliance products, primarily the cost of the hardware platform and software installation costs. Appliance cost of revenues decreased to $2.9 million in the first quarter of 2013 from $3.2 million in the first quarter of 2012. The $0.3 million decrease was due to the decreased cost of revenues from sales prior to 2011, due to the adoption of amended revenue recognition rules under which the related costs are generally recognized when the appliances are sold. In appliance cost of revenues for the first quarter of 2013, we recognized $0.4 million of the ratable cost of appliances sold prior to 2011 compared with $0.8 million in the first quarter of 2012. The remaining $2.5 million represents costs of appliances sold in the first quarter of 2013. As a percentage of appliance revenues, appliance cost of revenues were 40% and 42% during the first quarter of 2013 and first quarter of 2012, respectively.
We expect appliance cost of revenues will decrease in absolute dollars and as a percentage of appliance revenues for the remainder of 2013 compared with 2012. For the remainder of 2013, we expect to recognize $0.6 million in deferred cost of revenues recorded prior to January 1, 2011.
Gross Profit
Gross profit decreased to $73.1 million in the first quarter of 2013 from $75.4 million in the first quarter of 2012, primarily as a result of decreased revenues. As a percentage of total revenues, our gross profit was 84% in both the first quarter of 2013 and the first quarter of 2012. We expect that gross profit as a percentage of total revenues will be approximately 83% for the remainder of 2013.
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

Selling and marketing expenses increased to $43.7 million, or 50% of revenues, in the first quarter of 2013, compared with $39.0 million, or 44% of revenues, in the first quarter of 2012. The $4.7 million increase in total selling and marketing expenses was primarily due to increased personnel costs of $3.6 million and increased allocated costs of $0.9 million resulting from higher average headcount due to the expansion of our sales force that we substantially completed in the first quarter of 2013. Our headcount in sales and marketing increased from an average of 595 employees during the first quarter of 2012 to an average of 702 employees during the first quarter of 2013. We allocate the costs for human resources, employee benefits, payroll taxes, IT, facilities and fixed asset depreciation to each of our functional areas based on headcount data.
We expect overall selling and marketing expenses to increase in absolute dollars and as a percentage of revenues for the remainder of 2013 compared with 2012, due to increased headcount. Fluctuations in foreign currencies may also impact our selling and marketing expenses in 2013. If our billings for the remainder of 2013 exceed expectations, our sales commission expenses can be expected to exceed our forecasts and result in higher than expected selling and marketing expenses. Conversely, if our billings are lower than expected, our sales commission expenses can be expected to be lower than our forecasts.
Research and development. Research and development expenses consist primarily of salaries and benefits for software developers and allocated costs. Research and development expenses increased to $16.7 million, or 19% of revenues, in the first quarter of 2013 from $15.3 million, or 17% of revenues, in the first quarter of 2012. The increase of $1.4 million in research and development expenses was primarily due to increased personnel and increased allocated costs. Our headcount increased in research and development from an average of 516 employees for the first quarter of 2012 to an average of 548 employees for the first quarter of 2013. The impact of the higher headcount was partially mitigated by an increase in the number of employees in relatively low cost foreign locations.
We expect research and development expenses to increase in absolute dollars and as a percentage of revenue for the remainder of 2013 compared with 2012 due to an expanded base of product offerings, increased average headcount to support our continued enhancements and new product developments. Fluctuations in foreign currencies may also impact our research and development expenses in 2013.
We are managing the increase in our research and development expenses by operating research and development facilities in multiple international locations, including facilities in Beijing, China and Ra’anana, Israel, that have lower costs than our operation in the United States. We also have research and development facilities in Los Gatos and San Diego, California and Reading, England.
General and administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and administrative personnel, third-party professional service fees and allocated costs. General and administrative expenses decreased to $9.3 million, or 11% of revenues, in the first quarter of 2013 compared with $10.3 million, or 12% of revenues, in the first quarter of 2012. The $1.0 million decrease in general and administrative expenses was primarily due to the decrease in third party professional service fees.
We expect general and administrative expenses to decrease in absolute dollars and as a percentage of revenue for the remainder of 2013 compared with 2012 primarily due to decreased third-party professional service fees.
Interest Expense
Interest expense decreased to $0.6 million in the first quarter of 2013 from $0.7 million in the first quarter of 2012, primarily due to a lower average outstanding loan balance on our secured loan of $68.0 million during the first quarter of 2013 compared with an average outstanding loan balance of $70.5 million during the first quarter of 2012.
Our weighted average interest rate was 3.1% in the first quarter of 2013 and is expected to remain consistent in the second quarter of 2013. We expect total interest expense for the remainder of 2013 to remain flat compared with 2012. See “Liquidity and Capital Resources” for a description of our secured loan issued pursuant to the senior credit facility which we entered into in October 2010 (the "2010 Credit Agreement" or the "2010 Credit Facility").
Other Income (Expense), Net
Other expense was $0.4 million in the first quarter of 2013, compared with $0.3 million other expense in the first quarter of 2012.

Provision for Income Taxes
For the three months ended March 31, 2013, we recognized an income tax benefit of $0.3 million compared with an income tax expense of $11.7 million for the three months ended March 31, 2012. The effective tax rates were (12.0)% for the three months ended March 31, 2013 and 118.7% for the three months ended March 31, 2012. For the first quarter of 2013, the effective tax rate variance from the U.S. federal statutory rate was primarily related to the favorable impact from earnings in lower tax rate jurisdictions, the reversal of various reserves for uncertain tax positions for tax years 2005 through 2007 due to the expiration of the federal statute of limitations for those years, and the recognition of the federal research and development tax credit due to the retroactive extension of these provisions by the American Taxpayer Relief Act of 2012 in the first quarter of 2013. These benefits were offset in part by the unfavorable impact of foreign withholding taxes and non-deductible share-based payments. For the first quarter of 2012, the effective tax rate variance from the U.S. federal statutory rate was primarily related to a discrete tax provision of $8.8 million resulting from an agreement with the IRS Appeals Office to settle certain outstanding tax matters for tax years 2005 through 2007, as well as the unfavorable impact of foreign withholding taxes and non-deductible share-based payments, partially offset by the unfavorable impact of earnings in lower tax rate jurisdictions.
Our effective tax rate may change in future periods due to differences in the composition of taxable income between domestic and international operations along with the potential changes or interpretations in tax rules and legislation, or corresponding accounting rules.
We assess, on a quarterly basis, the ultimate realization of our deferred income tax assets. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items during the first quarter of 2013, specifically the expected reversal of existing taxable temporary differences and a history of generating taxable income in applicable tax jurisdictions, we believe that it is more-likely-than-not that we will fully realize the balance of the deferred tax assets currently reflected on our consolidated balance sheets.
Liquidity and Capital Resources
Capital Resources. Our cash and cash equivalents totaled $83.7 million and $64.6 million as of March 31, 2013 and December 31, 2012, respectively, and our retained earnings totaled $93.4 million and $90.6 million as of March 31, 2013 and December 31, 2012, respectively. Of our total cash and cash equivalents, the cash held by our foreign subsidiaries was $41.9 million and $27.8 million, as of March 31, 2013 and December 31, 2012, respectively, and we plan to indefinitely reinvest the undistributed foreign earnings into our foreign operations. During the first three months of 2013, we primarily used cash in excess of cash required for operations to repurchase $5.1 million of our common stock, of which $0.1 million was purchased during the fourth quarter of 2012 in a transaction that settled in the first quarter of 2013.
Cash Flows. Net cash provided by operating activities was $29.2 million in the first three months of 2013, compared with $22.4 million in the first three months of 2012. The increase in cash flow from operations for the first three months of 2013 compared with the first three months of 2012 was primarily due to increased collections resulting from increased accounts receivable balances to begin the quarter and a decrease in days sales outstanding resulting from increased collections of sales recorded within the quarter. Our operating cash flow is typically significantly influenced by the timing of new and renewal subscriptions, including historical seasonal business trends, accounts receivable collections and cash expenses. A decrease in sales of new and/or renewal subscriptions or accounts receivable collections, or an increase in our cash expenses, would negatively impact our operating cash flow.
Net cash used in investing activities was $2.9 million in the first three months of 2013, compared with $2.8 million in the first three months of 2012.
Net cash used in financing activities was $6.7 million in the first three months of 2013, compared with $26.0 million in the first three months of 2012. The $19.3 million decrease in cash used in financing activities was driven primarily by a reduction in repurchases of our common stock and reduced payments on our secured loan during the first three months of 2013 compared with the first three months of 2012. During the first three months of 2012, we made repayments of $5.0 million under the 2010 Credit Agreement and made no principal payments under the 2010 Credit Agreement during the first three months of 2013.

In October 2010, we entered into the 2010 Credit Agreement. The 2010 Credit Agreement provides for a secured revolving credit facility that matures on October 29, 2015 with an initial maximum aggregate commitment of $120 million, including a $15 million sublimit for issuances of letters of credit and a $5 million sublimit for swing line loans. We may increase the maximum aggregate commitment under the 2010 Credit Agreement to up to $200 million if certain conditions are satisfied, including that we are not in default under the 2010 Credit Agreement at the time of the increase. Loans under the 2010 Credit Agreement are designated, at our election, as either base rate or Eurodollar rate loans. Base rate loans bear interest at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the Eurodollar rate plus 1.00%, and (c) Bank of America’s prime rate, plus (ii) a margin set forth below. Eurodollar rate loans bear interest at a rate equal to (i) the Eurodollar rate, plus (ii) a margin set forth below. As of March 31, 2013, the total amount outstanding under the 2010 Credit Facility was $68.0 million and the weighted average interest rate was 3.1%.
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
Obligations and commitments. The following table summarizes our contractual payment obligations and commitments as of March 31, 2013 (in thousands):

	Payment Obligations by Year
	2013	2014	2015	2016	2017	Thereafter	Total
2010 Credit Agreement:
Contractual principal payments	$—	$—	$68,000	$—	$—	$—	$68,000
Estimated interest and fees	1,755	2,312	1,913	—	—	—	5,980
Operating leases	5,100	4,870	3,302	2,556	2,629	1,576	20,033
Software licenses	705	705	710	—	—	—	2,120
Other commitments	218	2,306	16	1	—	—	2,541
Total	$7,778	$10,193	$73,941	$2,557	$2,629	$1,576	$98,674
Obligations under our 2010 Credit Agreement represent the future minimum principal debt payments due under this facility. Estimated interest and fees expected to be incurred on the 2010 Credit Facility are based on known rates and scheduled principal payments, as well as the interest rate swap agreement, as of March 31, 2013 (see Notes 6 and 8 to the consolidated financial statements).
We lease our facilities under operating lease agreements that expire at various dates through 2018. Approximately 65% of our operating lease commitments are related to our corporate headquarters lease in San Diego, which has escalating rent payments through 2018. The San Diego lease expires in July 2018; however, we have an option to extend the lease for an additional five years. The rent expense related to our worldwide office space leases is recorded monthly on a straight-line basis in accordance with GAAP.
Included in other commitments above are contractual commitment obligations as of March 31, 2013 for equipment maintenance and automobile leases.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at March 31, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $8.6 million of gross unrecognized tax benefits have been excluded from the contractual payment obligations table above.

Our board of directors has authorized us to repurchase up to 24 million shares of our common stock under a stock repurchase program. The stock repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and provides the board of directors with authority to modify, suspend or terminate the program at any time. In October 2012, the board of directors authorized management to repurchase up to $5.0 million of our common stock per calendar quarter.
Since October 2009, all share purchases under the stock repurchase program have been made in open market transactions at prevailing market prices in accordance with certain timing conditions set forth in Rule 10b5-1 stock repurchase plans. Depending on market conditions and other factors, including compliance with covenants in the 2010 Credit Agreement, purchases by our agent under the current Rule 10b5-1 stock repurchase plan may be suspended at any time, or from time to time. We repurchased an aggregate of 331,908 shares in the first quarter of 2013 for an aggregate of approximately $5.0 million at an average price of $15.06 per share. As of March 31, 2013, we had repurchased a total of 23,367,985 shares of our common stock under this stock repurchase program, for an aggregate of $462.7 million at an average price of $19.80 per share. The 2010 Credit Agreement permits us to repurchase our securities so long as we are not in default under the 2010 Credit Agreement, have complied with all of our financial covenants, and have liquidity of at least $20.0 million; provided, however, if, after giving effect to any repurchase, our consolidated leverage ratio is greater than 1.75:1, such repurchase cannot exceed $10.0 million in the aggregate in any fiscal year.

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
As of March 31, 2013, we did not have any off-balance sheet arrangements.

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
A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would materially affect our interest expense. However, the impact of this type of adverse movement would be partially mitigated by our interest rate swap agreement that became effective on December 30, 2011. Based on our revolving credit balance at March 31, 2013 and taking into consideration our interest rate swap agreement, our interest expense would increase on a pre‑tax basis by approximately $200,000 during the next 12 months if a 100 basis point adverse move in the interest rate yield curve occurred.
A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive investments at March 31, 2013. Changes in interest rates over time will, however, affect our interest income.

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
The notional and fair values of our foreign currency contracts are summarized as follows (in thousands):

	March 31, 2013			December 31, 2012
	Notional Value Local Currency	Notional Value USD	Fair Value USD	Notional Value Local Currency	Notional Value USD	Fair Value USD
Contracts not designated as hedging instruments
Euro	7,168	$9,410	$9,196	9,400	$12,197	$12,401
British pound	4,000	$6,155	$6,077	6,000	$9,653	$9,759
Australian dollar	1,500	$1,522	$1,558	2,500	$2,585	$2,595
Contracts designated as hedging instruments
Israeli Shekel	16,228	$4,216	$4,436	17,971	$4,649	$4,799
All of the Euro, British Pound and Australian Dollar foreign currency contracts in place as of March 31, 2013 are scheduled to be settled before February 2014. All Israeli Shekel hedging contracts in place as of March 31, 2013 are scheduled to be settled before February 2014.
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
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness and design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes In Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter. That evaluation did not identify any changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
On July 12, 2010, Finjan, Inc. filed a complaint entitled Finjan, Inc. v. McAfee, Inc., Symantec Corp., Webroot Software, Inc., Websense, Inc. and Sophos, Inc. in the United States District Court for the District of Delaware. The complaint alleges that by making, using, importing, selling and/or offering for sale Websense Web Filter, Websense Web Security and Websense Web Security Gateway, we infringe U.S. Patent No. 6,092,194 (“194 Patent”). Since filing the complaint, Finjan withdrew its contention that Web Filter and Web Security infringes the 194 Patent. Finjan has also accused additional products of infringing the 194 Patent in response to discovery and in expert reports, namely TRITON Enterprise, TRITON Security Gateway Anywhere, Websense Web Security Gateway Anywhere, Websense Web Security Gateway Hosted and the Websense V-Series appliances. Finjan seeks an injunction from further infringement of the 194 Patent and damages. The jury trial commenced on November 30, 2012 and a favorable verdict was returned on December 20, 2012. The jury found that none of the accused Websense products infringe the 194 Patent and that the 194 Patent is invalid. Post-trial motions have been filed by the parties and are currently pending before the court. We intend to vigorously defend the jury verdict in post-trial motions and, if necessary, on appeal.
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
We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 20, 2013.
Our future success depends on our ability to sell new, renewal and upgraded subscriptions for our security products.*
We expect that a majority of our billings for the remainder of 2013 will be derived from our TRITON content security solutions, including the TRITON security gateways, our data loss prevention products, related appliances and Cloud offerings sold with or without appliances. We also expect the percentage of our billings derived from our legacy Web filtering products will decline for the remainder of 2013, relative to 2012, as many of our customers transition to our TRITON products or to lower-priced products sold by our competitors. Our billings and revenue growth are dependent on sales of security products to new customers and to customers who upgrade products upon renewal, which must also offset declines in sales from the renewals of Web filtering subscriptions. We also depend upon enterprise customers for a substantial portion of our sales. If we cannot sufficiently increase our customer base with the addition of new customers and upgrade subscriptions for additional product offerings from existing customers or renew a sufficient number of customers, we will not be able to grow our business to meet expectations.
Subscriptions to our software and Cloud products generally have durations of 12, 24 or 36 months. Subscriptions to our TRITON content security solutions have longer average contract durations compared with our legacy Web filtering products due in part to the larger investment customers make when they integrate the TRITON platform into their network infrastructure compared to our Web filtering products. Our billings and revenues depend upon maintaining a high rate of sales of renewal subscriptions and upselling additional product offerings to existing customers as well as new customer sales. Our customers have no obligation to renew their subscriptions upon expiration, and if they renew, they may elect to renew for a shorter duration than the previous subscription period. For example, our customers may elect to renew subscriptions for shorter durations and may reduce their subscribed products due to contractions of work forces of their respective organizations as a result of adverse macroeconomic conditions. We may not be able to maintain or continue to generate increasing revenues from existing customers.

If our security gateway products, data loss prevention products, Cloud offerings and appliance platforms are unable to achieve more widespread market acceptance our business will be seriously harmed, particularly as Web filtering products continue to commoditize.
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
As more of our sales efforts are targeted at larger enterprise customers, we may experience longer sales cycles and be required to expend significant sales resources in completing these enterprise transactions.*
Our ability to increase revenues is dependent, in part, on the purchase of our TRITON solutions by enterprise customers. Because large customers often make an enterprise-wide decision to deploy our TRITON solutions, these types of transactions require us to provide greater levels of education regarding the use, benefits and competitive advantages of our solutions compared to those offered by our competitors. This may require us to undertake increasingly costly sales efforts targeting senior management and other management personnel associated with our customers' Internet and security infrastructure. In addition, some enterprise customers first deploy our solutions on a limited basis, but still engage in extended negotiations with respect to pricing and implementation services provided by our resellers and distributors. These additional complexities increase both the length of the sales cycle and the amount of resources required from our sales organization for these transactions. If we experience longer sales cycles or we expend significant sales resources in order to drive adoption of our solutions by enterprise customers and such investments do not result in sufficient sales to justify these investments, our business and operating results could be harmed.
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
Our revenues are derived almost entirely from sales through indirect channels and we depend upon these channels to create and capitalize on demand for our products.*
Our revenues have been derived almost entirely from sales through multi-tiered indirect channels, including value-added resellers, distributors and OEM customers that sell our products to end users, providers of managed Internet services and other resellers. Ingram Micro, one of our broad-line distributors in North America, accounted for 27% of our revenues during the three months ended March 31, 2013. Should Ingram Micro or any of our other distributors experience financial difficulties, difficulties in collecting their accounts receivable or otherwise delay or prevent our collection of accounts receivable from them, our revenues and cash flow would be adversely affected. Also, should our resellers be subject to credit limits or have financial difficulties that limit financing terms available to them, our revenues and cash flow could be adversely affected. Our indirect sales model involves a number of additional risks, including:

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
Failure to effectively expand our internal sales force could harm our operating results.*
We depend significantly upon our internal sales force to generate sales leads and assist in the sale of products through the reseller network. Our ability to grow our revenues from sales of TRITON solutions to new and renewing customers depends on our ability to effectively expand our sales operations and on the success of our sales team in executing on new customer opportunities while upgrading our renewing customer base to TRITON solutions with higher subscription values. In order to execute successfully on our strategy, we have to recruit, train and retain qualified sales personnel who can sell our sophisticated security solutions in organizations with complex information technology infrastructures. Beginning in the fourth quarter of 2012 and continuing through the first quarter of 2013, we increased headcount in our sales force. New sales personnel typically require substantial training and time before they are able to achieve maximum productivity and they may not become as productive as quickly as we anticipate. Our failure to recruit, effectively train or retain sales personnel may adversely affect our sales to new customers and our sales for renewals and upgrades within our existing customer base. In addition, if we fail to efficiently expand our sales force, the resulting increase in revenues may not justify the initial and recurring costs associated with such expansion, harming our operating results.
Our quarterly operating results may fluctuate significantly and these fluctuations may cause our stock price to decline.
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
Volatility in the global economy and macroeconomic conditions may adversely impact our business, results of operations, financial condition or liquidity.*
The global economy has experienced periods of significant volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions and the intervention from governments and regulatory agencies worldwide. Economic turmoil and financial distress have in the past resulted in, and may in the future result in, customers choosing shorter contract durations for our subscriptions, reducing the number of seats under subscription or not renewing contracts at all. These trends, most recently in Europe, negatively impact the duration and scope of contract renewals and, in some cases, result in customer losses. Credit markets may also adversely affect our resellers through whom our distributors distribute products and limit the credit value-added resellers may extend to their customers. The volatility of currency exchange rates can also significantly affect sales of our products denominated in foreign currencies. In addition, events in the global financial markets may make it difficult for us to access the credit markets or to obtain additional financing or refinancing, if needed, on satisfactory terms or at all.
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
Sales to customers outside the United States have accounted for a significant portion of our revenues, which exposes us to risks inherent in international sales.*
We market and sell our products outside the United States through value-added resellers, distributors and other resellers. International sales represented 52% of our total revenues generated during the three months ended March 31, 2013. As a key component of our business strategy to generate new business sales, we intend to continue to expand our international sales, but success cannot be assured. In addition to the risks associated with our domestic sales, our international sales are subject to the following risks:

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

If we fail to maintain adequate operations infrastructure, we may experience disruptions of our Cloud offerings.*
We operate our Cloud offerings and hybrid service offerings from third-party data center hosting facilities located in the United States and other countries. The hosting services provided by these facilities may be damaged or interrupted due to natural disasters, fires, power loss, telecommunications failures and similar events. These hosting facilities and their network infrastructures are also subject to physical or electronic intrusions, cyber threats, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster, a cyber-attack, a decision to close the facilities without adequate notice, or other unanticipated problems could interrupt our services for an extended period of time. Impairment of, or interruptions in, our services may diminish the quality of our products and user experience, cause us to issue service credits to customers, subject us to potential liability and cause the loss of current and potential subscribers.
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
We currently have 42 patents issued in the United States and 37 patents issued internationally, and we may be unable to obtain further patent protection in the future. We also have pending patent applications in the United States and in other countries. We cannot ensure that:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities
The following table sets forth information about purchases of our common stock during the quarter ended March 31, 2013:

Month	Total Number of Shares Purchased During Month (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan (2)	Number of Shares that May Be Purchased Under the Plan (2)
January 1 - January 31, 2013	98,200	$15.35	23,134,277	865,723
February 1 - February 28, 2013	99,800	14.63	23,234,077	765,923
March 1 - March 31, 2013	133,908	15.17	23,367,985	632,015
Total	331,908	$15.06	23,367,985	632,015

1.	All share purchases were made in open market transactions under a Rule 10b5-1 stock repurchase plan.

2.
Our board of directors has authorized us to repurchase up to 24 million shares of our common stock under a stock repurchase program. The stock repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time by our board of directors. In October 2012, the board of directors authorized management to repurchase up to $5.0 million of our common stock per calendar quarter.

Since October 2009, all share purchases under the stock repurchase program have been made in open market transactions at prevailing market prices in accordance with certain timing conditions set forth in Rule 10b5-1 stock repurchase plans. Depending on market conditions and other factors, including compliance with covenants in the 2010 Credit Agreement, purchases by our agent under the current Rule 10b5-1 stock repurchase plan may be suspended at any time, or from time to time. The remaining number of shares authorized for repurchase under our stock repurchase program as of March 31, 2013 was 632,015.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(3)*	Employment Agreement by and between Websense, Inc. and John McCormack, dated January 10, 2013

10.2(4)*	2013 Management Bonus Program

10.3(4)*	2013 EVP of Worldwide Sales Bonus Program

10.4(3)*	Retirement and Consulting Agreement between Websense, Inc. and Gene Hodges, dated January 10, 2013

10.5(5)*	Amended and Restated 2000 Employee Stock Purchase Plan

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________
* Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2009 and incorporated herein by reference.

(2)	Filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on March 23, 2000 (Commission File No. 333-95619) and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2013 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 24, 2013 and incorporated herein by reference.

(5)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on February 20, 2013 and incorporated herein by reference.
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File No. of 000-30093.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBSENSE, INC.

Date: May 3, 2013	By:	/S/ John McCormack
John McCormack
Chief Executive Officer

Date: May 3, 2013	By:	/S/ Michael A. Newman
Michael A. Newman
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen Stock Certificate of Websense, Inc.

10.1(3)*	Employment Agreement by and between Websense, Inc. and John McCormack, dated January 10, 2013

10.2(4)*	2013 Management Bonus Program

10.3(4)*	2013 EVP of Worldwide Sales Bonus Program

10.4(3)*	Retirement and Consulting Agreement between Websense, Inc. and Gene Hodges, dated January 10, 2013

10.5(5)*	Amended and Restated 2000 Employee Stock Purchase Plan

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________
* Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 19, 2009 and incorporated herein by reference.

(2)	Filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on March 23, 2000 (Commission File No. 333-95619) and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 14, 2013 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 24, 2013 and incorporated herein by reference.

(5)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on February 20, 2013 and incorporated herein by reference.
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File No. of 000-30093.